Form 10-K
period 2017-12-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2018-02-12
CIK 818686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-16174

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Basel Street, Petach Tikva, ISRAEL, 4951033

(Address of principal executive offices and Zip Code)

+972 (3) 914-8171

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

American Depositary Shares, each representing one Ordinary Share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the American Depositary Shares were last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017), was approximately $35.8 billion. Teva Pharmaceutical Industries Limited has no non-voting common equity. For purpose of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s common equity at June 30, 2017.

As of December 31, 2017, the registrant had 1,016,877,139 ordinary shares outstanding.

INTRODUCTION AND USE OF CERTAIN TERMS

Unless otherwise indicated, all references to the “Company,” “we,” “our” and “Teva” refer to Teva Pharmaceutical Industries Limited and its subsidiaries, and references to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. References to “MS” are to multiple sclerosis. Market data, including both sales and share data, is based on information provided by IQVIA (formerly IMS Health Inc.), a provider of market research to the pharmaceutical industry (“IQVIA”), unless otherwise stated. References to “ROW” are to our Rest of the World markets. References to “Actavis Generics” are to the generic pharmaceuticals business we purchased from Allergan plc (“Allergan”) on August 2, 2016. References to “P&G” are to The Procter & Gamble Company, and references to “PGT” are to PGT Healthcare, the joint venture we formed with P&G. References to “R&D” are to Research and Development, references to “S&M” are to Selling and Marketing and references to “G&A” are to General and Administrative.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Important factors that could cause or contribute to such differences include risks relating to:

•	our generics medicines business, including: that we are substantially more dependent on this business, with its significant attendant risks, following our acquisition of Allergan’s worldwide generic pharmaceuticals business; consolidation of our customer base and commercial alliances among our customers; the increase in the number of competitors targeting generic opportunities and seeking U.S. market exclusivity for generic versions of significant products; price erosion relating to our generic products, both from competing products and increased regulation; delays in launches of new generic products; our ability to take advantage of high-value biosimilar opportunities; efforts of pharmaceutical companies to limit the use of generics including through legislation and regulations; the difficulty and expense of obtaining licenses to proprietary technologies; returns, allowances and chargebacks; and investigations of the calculation of wholesale prices;

•	our specialty medicines business, including: competition for our specialty products, especially COPAXONE®, our leading medicine, which faces competition from existing and potential additional generic versions and orally-administered alternatives; our ability to achieve expected results from investments in our product pipeline; competition from companies with greater resources and capabilities; and the effectiveness of our patents and other measures to protect our intellectual property rights;

•	our substantially increased indebtedness and significantly decreased cash on hand, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments, and may result in a further downgrade of our credit ratings; and our inability to raise debt or borrow funds in amounts or on terms that are favorable to us;

•

our business and operations in general, including: failure to effectively execute the recently announced restructuring plan; uncertainties related to, and failure to achieve, the potential benefits and success of our new senior management team and organizational structure; harm to our pipeline of future products due to the expected review of our R&D programs; our ability to develop and commercialize additional pharmaceutical products; potential additional adverse consequences following our resolution with the U.S. government of our FCPA investigation; compliance with sanctions and other trade control laws; manufacturing or quality control problems, which may damage our reputation for quality production and require costly remediation; interruptions in our supply chain; disruptions of our or third party information technology systems or breaches of our data security; the failure to recruit or retain key personnel; variations in intellectual property laws that may adversely affect our ability to manufacture our products; challenges associated with conducting business globally, including adverse effects of political or economic instability, major hostilities or terrorism; significant sales to a limited number of customers in our U.S. market; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets;

•	compliance, regulatory and litigation matters, including: costs and delays resulting from the extensive governmental regulation to which we are subject; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; governmental investigations into S&M practices; potential liability for patent infringement; product liability claims; increased government scrutiny of our patent settlement agreements; failure to comply with complex Medicare and Medicaid reporting and payment obligations; and environmental risks;

•	other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our intangible assets; potential significant increases in tax liabilities; and the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business;

and other factors discussed in this Annual Report on Form 10-K, including in the section captioned “Risk Factors.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I

ITEM 1.	BUSINESS

Business Overview

We are a global pharmaceutical company, committed to increasing access to high-quality healthcare to patients around the world. We operate worldwide, with headquarters in Israel and a significant presence in the United States, Europe and many other markets around the world. Our key strengths include our world-leading generic medicines expertise and portfolio, focused specialty medicines portfolio and global infrastructure and scale.

Teva was incorporated in Israel on February 13, 1944, and is the successor to a number of Israeli corporations, the oldest of which was established in 1901.

In November 2017, we announced a new organizational structure and leadership changes to enable strategic alignment across our portfolios, regions and functions. Under this new structure, our business will be integrated into one commercial organization, operating through three regions—North America, Europe and Growth Markets. Each region will manage our entire product portfolio, including generics, specialty and over-the-counter (“OTC”). The new structure will enable stronger alignment and integration between R&D, operations and commercial regions, allowing us to become a more agile, lean and profitable company. Prior to the implementation of our new organizational structure, we operated our business and reported our financial results in two segments:

•

Generic Medicines, which includes chemical and therapeutic equivalents of originator medicines in a variety of dosage forms, such as tablets, capsules, injectables, inhalants, liquids, ointments and creams.

This segment includes our OTC business, a significant part of which is conducted through PGT, as well as our world-leading active pharmaceutical ingredient (“API”) manufacturing business. We are the leading generic drug company in the United States and Europe, and we have a significant presence in certain ROW markets.

•	Specialty Medicines, which includes our core therapeutic areas of central nervous system (“CNS”) medicines such as COPAXONE and AUSTEDO® and respiratory medicines such as ProAir® and QVAR®. Our specialty medicines segment also includes other products, such as BENDEKA® and GRANIX® in oncology.

In addition to these two segments, we have other activities, primarily sales of third-party products for which we act as distributor in the United States and in other countries.

For a breakdown of our revenues and profitability by segment and by geography, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and note 20 to our consolidated financial statements. For information regarding our major customers, see note 20 to our consolidated financial statements.

In December 2017, we announced a comprehensive restructuring plan intended to significantly reduce our cost base, unify and simplify our organization and improve business performance, profitability, cash flow generation and productivity. The restructuring plan will focus on:

•	The immediate deployment of the new unified and simplified organizational structure announced in November 2017, which will increase internal efficiencies and simplify business structures and processes across our global operations.

•	Substantial optimization of the generics portfolio globally, and most specifically in the United States, through a more tailored approach to the portfolio with increased focus on profitability, which will likely result in certain product discontinuations. This will enable us to accelerate the restructuring and optimization of our manufacturing and supply network, including the closure or divestment of a significant number of manufacturing plants around the world.

•	Closure or divestment of a significant number of R&D facilities, headquarters and other office locations across all geographies, delivering efficiencies and substantial cost savings.

•	A thorough review of all R&D programs in generics and specialty, to prioritize core projects and terminate non-essential projects, while maintaining a substantial pipeline.

In addition to the restructuring plan, we continue to review the potential for additional divestment of non-core assets.

Changes in Senior Management

Effective November 1, 2017, Kåre Schultz joined Teva as President and Chief Executive Officer and was also appointed to the Board of Directors. He succeeded Dr. Yitzhak Peterburg, who served as Interim President and Chief Executive Officer from February to October 31, 2017.

On November 27, 2017, Michael McClellan was appointed Executive Vice President, Chief Financial Officer, after serving as Interim Chief Financial Officer since July 1, 2017. He succeeded Eyal Desheh who served as Group Executive Vice President, Chief Financial Officer since 2008.

See “Item 10—Directors, Executive Officers and Corporate Governance” for additional changes to our executive management team that were announced in November 2017.

Transactions

Certain Women’s Health and Other Specialty Products

On January 31, 2018, we completed the sale of a portfolio of products to CVC Capital Partners Fund VI for $703 million in cash. The portfolio of products, which is marketed and sold outside of the United States, includes the women’s health products OVALEAP®, ZOELY®, SEASONIQUE®, COLPOTROPHINE® and other specialty products such as ACTONEL®.

PLAN B ONE-STEP® and Other Women’s Health Products

On November 2, 2017, we completed the sale of PLAN B ONE-STEP® and our brands of emergency contraception TAKE ACTION®, AFTERA® and NEXT CHOICE ONE DOSE® to Foundation Consumer Healthcare for $675 million in cash.

PARAGARD®

On November 1, 2017, we completed the sale of PARAGARD®, a copper releasing intrauterine contraceptive manufactured and sold in the United States, to CooperSurgical for $1.1 billion in cash.

AUSTEDO

On September, 19, 2017, we entered into a partnership agreement with Nuvelution Pharma, Inc. (“Nuvelution”) for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. Nuvelution will fund and manage phase 3 clinical development, driving all operational aspects of the program. Upon successful completion of the development we will lead the regulatory approval process and be responsible for commercialization. Upon U.S. Food and Drug Administration (the “FDA”) approval of AUSTEDO for Tourette syndrome, we will pay Nuvelution pre-agreed compensation for their contribution to our partnership.

Fremanezumab

On May 12, 2017, we entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”) providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for fremanezumab in Japan and, once approved, to commercialize the product in Japan. Otsuka paid us an upfront payment of $50 million in consideration for the transaction and we may receive additional milestone payments upon filing with Japanese regulatory authorities, receipt of regulatory approval and achievement of certain revenue targets. Otsuka will also pay us royalties on fremanezumab sales in Japan.

Our Segments

Generic Medicines

Overview

Generic medicines are the chemical and therapeutic equivalents of originator medicines and are typically more affordable in comparison to the originator’s products. Generics are required to meet similar governmental regulations as their brand-name equivalents offered or sold by the originator, such as those relating to manufacturing processes and health authorities’ inspections, and must receive regulatory approval prior to their sale in any given country. Generic medicines may be manufactured and marketed if relevant patents on their brand-name equivalents (and any additional government-mandated market exclusivity periods) have expired or have been challenged or otherwise circumvented.

We develop, manufacture and sell generic medicines in a variety of dosage forms, including tablets, capsules, injectables, inhalants, liquids, ointments and creams. We offer a broad range of basic chemical entities, as well as specialized product families, such as sterile products, hormones, narcotics, high-potency drugs and cytotoxic substances, in both parenteral and solid dosage forms.

Our generic business has a wide-reaching commercial presence. We are the market leader in the United States and have a top three leadership position in over 30 countries, including some of our key European markets. We have a robust product portfolio, comprehensive R&D capabilities, focused product pipeline and a global operational network, which will enable us to execute key generic launches to further expand our product pipeline and diversify our revenue stream. We use these capabilities to mitigate price erosion in our generics business.

When considering whether to develop a generic medicine, we take into account a number of factors, including our overall strategy, regional and local patient and customer needs, R&D and manufacturing capabilities, regulatory considerations, commercial factors and the intellectual property landscape. We will challenge patents when appropriate if we believe they are either invalid or would not be infringed by our generic version. We may seek alliances to acquire rights to products we do not have in our portfolio or to otherwise share development costs or litigation risks, or to resolve patent and regulatory barriers to entry.

As part of our comprehensive restructuring plan, we intend to conduct substantial optimization of our generics portfolio globally, and most specifically in the United States, through price adjustments and/or product discontinuation, with a focus on increasing profitability. This will enable us to accelerate the restructuring and optimization of our manufacturing and supply network, including the closure or divestment of a significant number of manufacturing plants in the United States, Europe, Israel and Growth Markets.

In markets such as the United States, the United Kingdom, Canada, the Netherlands and Israel, generic medicines may be substituted by the pharmacist for their brand name equivalent or prescribed by International Nonproprietary Name (“INN”). In these so-called “pure generic” markets, physicians and patients have little control over the choice of generic manufacturer, and consequently generic medicines are not actively marketed or promoted to physicians. Instead, the relationship between the manufacturer and pharmacy chains and distributors, health funds and other health insurers is critical. Many of these markets have automatic substitution models when generics are available as alternatives to brands. In Russia, Turkey, Ukraine, Kazakhstan, certain Asia Pacific and Latin American countries and certain European markets, generic medicines are generally sold under brand names alongside the originator brand. These markets are referred to as “branded generic” markets and are generally “out of pocket” markets in which consumers can pay for a particular branded generic (vs. government or privately funded medical health insurance), often at the recommendation of their physician. Branded generic products are actively promoted and a sales force is necessary to create and maintain brand awareness. Other markets, such as Germany, Japan, France, Italy and Spain, are hybrid markets with elements of both approaches.

Our position in the generics market is supported by our global R&D function, as well as our API R&D and manufacturing activities, which provide significant vertical integration for our own products.

In most markets in which we operate, we use an integrated and comprehensive marketing model, offering a portfolio of generic, specialty and OTC products.

OTC

We have a global OTC business, most significantly through PGT, our consumer healthcare joint venture with P&G, formed in 2011. PGT manufactures and markets more than 200 consumer healthcare brands, including OTC medicines and vitamins, minerals and food supplements, in more than 70 countries around the world, excluding North America. Its portfolio includes the leading cough and cold brand Vicks®, Germany’s leading OTC brand, RATIOPHARM®, and other leading brands.

We own 49% and P&G owns 51% of PGT, which benefits from P&G’s consumer brand-building capabilities and Teva’s pharmaceutical supply, regulatory and development capabilities. We are currently reviewing our relationship with P&G and are exploring options for the PGT joint venture. No decision has been finalized.

In addition to PGT, we manufacture and market other OTC products around the world, mostly in Europe and Russia. Our portfolio includes global brands such as SUDOCREM® as well as local and regional brands like FLUX® in Nordic countries and SPASMALGON® in Russia.

APIs

We produce approximately 300 APIs for our own use and for sale to third parties in many therapeutic areas. APIs used in pharmaceutical products are subject to regulatory oversight by national health authorities. We utilize a variety of production technologies, including chemical synthesis, semi-synthetic fermentation, enzymatic synthesis, high potency manufacturing, plant extract technology and peptide synthesis. Our advanced technology and expertise in the field of solid state particle technology enable us to meet specifications for particle size distribution, bulk density, specific surface area and polymorphism, as well as other characteristics.

Below is a description of our generic medicines business by the main geographic areas in which we operate:

United States

We are the leading generic drug company in the United States. We market over 500 generic prescription and OTC products in more than 1,800 dosage strengths and packaging sizes, including oral solid dosage forms, injectable products, inhaled products, liquids, ointments and creams. Most of our generic sales in the United States are made to retail drug chains, mail order distributors and wholesalers, which continue to be impacted by customer consolidation and alliances.

We will continue to focus our efforts in the United States in maintaining our position as an industry leader in introducing new generic equivalents for brand-name products on a timely basis, with a focus on complex generics and other high-barrier products, generating value by making these medicines more accessible to patients. We will conduct a substantial optimization of the generics portfolio globally, and most specifically in the United States, through a more tailored approach to the portfolio with increased focus on profitability. These efforts will be supported by our strong emphasis on customer service, the breadth of our product pipeline and our commitment to quality and regulatory compliance.

Our wholesale and retail selling efforts are supported by participating in key pharmaceutical conferences as well as focused advertising in professional journals and on leading pharmacy websites. We continue to strengthen consumer awareness of the benefits of generics through partnerships and digital marketing programs.

During 2017 our generics business in the United States was negatively impacted by certain developments, including: (i) additional pricing pressure as a result of customer consolidation into larger buying groups capable of extracting greater price reductions, (ii) an accelerated FDA approval process for generic versions of off-patent medicines, resulting in increased competition for these products, and (iii) delays in the launch of some of our new generic products.

For information about our pipeline of generic medicines in the United States, see “Item 7—Management’s Discussions and Analysis of Financial Condition and Results of Operations—Segment Information—Generic Medicines Segment.”

Europe

We define our European region as the European Union and certain other European countries.

We are the leading generic pharmaceutical company in Europe. We are among the top three companies in more than 25 markets across Europe. No single market in Europe represents more than 25% of our total European generic revenues, and as a result we are not dependent on any single market that could be affected by pricing reforms or changes in public policy. In Europe, we also out-license certain generic pharmaceutical products.

Despite their diversity and highly fragmented nature, the European markets share many characteristics that allow us to leverage our pan-European presence and broad portfolio. Global customers are crucial partners in our generic business and are expanding across Europe, although customer consolidation is lower than it is in the United States. We are one of a few generic pharmaceutical companies with a pan-European footprint. Most competitors focus on a select few markets or business lines.

For information about our pipeline of generic medicines in Europe, see “Item 7—Management’s Discussions and Analysis of Financial Condition and Results of Operations—Segment Information—Generic Medicines Segment.”

Rest of the World Markets

Our ROW markets include all countries other than the United States and those included within our Europe region. The ROW is comprised of more than 25 countries, covering 40% of the global pharmaceutical market.

Our key ROW markets are Japan, Canada and Russia. In Japan, we operate our business through a business venture with Takeda Pharmaceutical Companies Limited (“Takeda”), in which we own a 51% stake and Takeda owns the remaining 49%. The countries in this category include highly regulated, pure generic markets such as Canada and Israel, hybrid markets, such as Japan, and branded generics markets such as Russia, certain Commonwealth of Independent States (CIS) markets, Latin American markets and Asia Pacific markets.

Each market’s strategy is built upon differentiation and filling the unmet needs of that market. Our integrated sales force enables us to extract synergies across our branded generic, OTC and specialty medicines business segments and across various channels (e.g., retail, institutional).

Specialty Medicines

Our specialty medicines business, which is focused on delivering innovative solutions to patients and providers via medicines, devices and services in key regions and markets around the world, includes our core therapeutic areas of CNS (with a strong emphasis on MS, neurodegenerative disorders, movement disorders and pain care including migraine) and respiratory medicines (with a focus on asthma and chronic obstructive pulmonary disease (“COPD”)). We also have specialty products in oncology and selected other areas.

Between November 2017 and January 2018, we sold certain non-core specialty products, including our global women’s health business. See “– Transactions” above. We are pursuing opportunities to sell additional non-core specialty products, which will be subject to negotiation of acceptable terms, board approval and applicable regulatory approvals.

Our specialty medicines organization focuses on our key therapeutic areas and selected local opportunities, with medical and sales and marketing professionals within each area who seek to address the needs of patients and healthcare professionals. We tailor our patient support, payer relations and medical affairs activities to the distinct characteristics of each therapeutic area and medicine.

The U.S. market is the most significant part of our specialty business. In Europe and ROW markets, we leverage existing synergies with our generics and OTC businesses. Our specialty presence in ROW markets is mainly built on our CNS franchise, with gradual development in other therapeutic areas closely related to our branded generics portfolios in those countries.

We have built a specialized capability to help patients adhere to their treatments, improve patient outcomes, and in certain markets, to ensure timely delivery of medicines and assist in securing reimbursement. These programs, known as “Patient Support Programs,” reflect the importance we place on supporting patients and are a critical part of our success. We currently operate Patient Support Programs in 35 countries around the world in multiple therapeutic areas. We believe that we can provide a range of services and solutions appropriately tailored to meet the needs of patients according to their specific condition and local market requirements. We believe this capability provides us with an important competitive advantage in the specialty medicines market.

Below is a description of our key therapeutic areas, products and pipeline:

Central Nervous System—Medicines

Our CNS portfolio, one of our two core therapeutic areas, includes COPAXONE for the treatment of relapsing forms of MS, and AUSTEDO, which was launched in the United States in 2017, for the treatment of tardive dyskinesia and chorea associated with Huntington disease.

COPAXONE

•	COPAXONE (glatiramer acetate injection) is the leading MS therapy in the United States and worldwide. COPAXONE is indicated for the treatment of patients with relapsing forms of MS (“RMS”), including the reduction of the frequency of relapses in relapsing-remitting multiple sclerosis (“RRMS”), including in patients who have experienced a first clinical episode and have MRI features consistent with MS.

•	COPAXONE is believed to have a unique mechanism of action that works with the immune system, unlike many therapies that are believed to rely on general immune suppression or cell sequestration to exert their effect. COPAXONE provides a proven mix of efficacy, safety and tolerability.

•	In October 2017, the FDA approved a generic version of COPAXONE 40 mg/mL and a second generic version of COPAXONE 20 mg/mL. A hybrid version of COPAXONE 40 mg/mL was approved in the European Union.

•	COPAXONE 40 mg/mL is protected by five U.S. Orange Book patents that expire in 2030. These patents have been challenged in proceedings in the United States. We are appealing certain adverse U.S. District Court and Patent Trial and Appeal Board decisions to defend these patents in the United States. At least one competitor has obtained final FDA approval and has launched its generic version of COPAXONE 40 mg/mL. This launch, prior to final resolution of the pending patent litigation, should be considered an “at-risk” launch, which means that if the pending litigation is resolved in our favor, the company selling this generic medicine could face significant damages claims and other potential remedies. COPAXONE 40 mg/mL is also protected by one European patent expiring in 2030. This patent is being challenged in Italy and Norway and has been opposed at the European Patent Office. The U.K. High Court found this patent invalid and our application for permission to appeal this decision was rejected.

•	The market for MS treatments continues to develop, particularly with the recent approvals of generic versions of COPAXONE discussed above as well as additional generic versions expected to be approved in the future, such as Glatopa® 40 mg/mL. The increasing number of oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continues to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies.

•	For information regarding our revenues from sales of COPAXONE, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

AUSTEDO

•	AUSTEDO (deutetrabenazine) is a deuterated form of a small molecule inhibitor of vesicular monoamine 2 transporter, or VMAT2, that is designed to regulate the levels of a specific neurotransmitter, dopamine, in the brain. Deutetrabenazine was granted Orphan Drug designation by the FDA for the treatment of chorea associated with Huntington disease in November 2014 and marketing exclusivity until April 3, 2024.

•	AUSTEDO was approved by the FDA and launched in April 2017 in the United States for the treatment of chorea associated with Huntington disease. In August 2017, the FDA approved AUSTEDO for the treatment of tardive dyskinesia (“TD”) in adults in the United States and we launched AUSTEDO for the treatment of TD in September 2017. TD is a debilitating, often irreversible movement disorder caused by certain medications used to treat mental health or gastrointestinal conditions.

•	In September 2017, we entered into a partnership agreement with Nuvelution for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. See “—Transactions.”

•	AUSTEDO is protected in the United States by five Orange Book patents expiring between 2031 and 2033 and in Europe by two patents expiring in 2029.

AZILECT®

•	AZILECT (rasagiline tablets) is indicated as initial monotherapy and as an adjunct to levodopa for the treatment of the signs and symptoms of Parkinson’s disease, the second most common neurodegenerative disorder. AZILECT is a second-generation, irreversible monoamine oxidase type B (MAO-B) inhibitor. Generic versions of AZILECT were introduced in the United States and in Europe during 2017.

Central Nervous System—Pipeline

Our clinical pipeline of neurology and neuropsychiatry products includes:

Products	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)
AUSTEDO (deutetrabenazine)	Huntington disease	Oral	FDA approved, April 2017
	Tardive Dyskinesia	Oral	FDA approved, August 2017
	Tourette syndrome*	Oral	3 (December 2017)
Laquinimod	Relapsing remitting multiple sclerosis	Oral	3 (February 2013)
	Progressive forms of multiple sclerosis	Oral	2
	Huntington disease	Oral	2
Pridopidine	Huntington disease	Oral	2

*	Developed in partnership with Nuvelution, which will fund and manage clinical development.

AUSTEDO (deutetrabenazine)

•	Teva and Nuvelution entered into a partnership agreement on September 19, 2017 to develop AUSTEDO for the treatment of tics associated with Tourette syndrome in pediatric patients in the United States. Nuvelution will fund and manage phase 3 clinical development, leading all operational aspects of the program. We will lead the regulatory process and be responsible for commercialization.

Laquinimod

•	Laquinimod is a once-daily, orally administered immunomodulatory compound being developed for treatment of relapsing-remitting and progressive forms of MS and for Huntigton disease. In 2012, we submitted a Marketing Authorization Application to the European Medicines Agency (“EMA”) and a New Drug Submission to Health Canada following completion of two phase 3 studies in 2011. In 2014, the EMA confirmed that the risk-benefit profile of laquinimod is not favorable. In May 2017, we received results for the phase 3 CONCERTO trial indicating that the primary endpoint was not met for laquinimod, which compared 0.6 mg/daily capsules versus placebo to evaluate the time to confirmed disability progression after at least 3 months. In December 2017, results from the phase 2 proof of concept study (ARPEGGIO) of laquinimod as treatment for primary progressive MS were released and did not meet the primary or secondary endpoints.

•	Phase 2 clinical studies for treatment of Huntington disease are ongoing, with results expected in 2018.

•	Laquinimod is protected by patents expiring in 2019 worldwide, with potential for extensions in various markets.

Pridopidine

•	Pridopidine is an oral small molecule dopamine stabilizer being developed for the symptomatic treatment of motor disorders (including Huntington disease). Results from the phase 2 “Pride-HD” clinical study demonstrated an unusually high placebo effect, which limited the ability to determine the effect of treatment on Huntington disease motor scores. However, evidence of symptomatic impact was seen in the early stage Huntington patient sub-population, with improvement in total motor score and dystonia observed at 26 and 52 weeks in this patient sub-set (stage 1 Huntington disease) at specific doses. We expect to be granted seven years of Orphan Drug exclusivity in the United States for this product.

•	Pridopidine is protected by patents worldwide that expire in 2020, with potential for extension in various markets.

Our clinical pipeline of migraine and other pain products includes:

Migraine and Other Pain Products	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)
Fremanezumab (anti CGRP)	Chronic and episodic migraine	Subcutaneous	Submitted to FDA (October 2017)
	Cluster headache	Subcutaneous	3 (November 2016)
	Post traumatic headache	Subcutaneous	2
Fasinumab*	Osteoarthritis pain	Subcutaneous	3 (March 2016)
	Chronic lower back pain	Subcutaneous	2
TV-45070	Neuropathic pain	Topical	2

*	Developed in collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”).

Fremanezumab (anti CGRP)

•	Fremanezumab is a fully humanized monoclonal antibody that binds to calcitonin gene-related peptide (“CGRP”), which was submitted for FDA approval for the treatment of chronic and episodic migraine in October 2017. The Biologics License Application (“BLA”) was accepted for filing by the FDA in December 2017, and the FDA granted fast track designation for fremanezumab for the prevention of cluster headache. On February 2, 2018, the EMA accepted a Marketing Authorization Application for fremanezumab. Both product submissions were based on positive results from the phase 3 HALO program where both the chronic and episodic migraine studies met all primary and secondary endpoints in both monthly and quarterly dosing regimens while demonstrating a favorable risk/benefit profile.

•	In August 2017, we purchased an FDA priority review voucher from a third party for $150 million, which allowed us to accelerate the review period for fremanezumab in the United States.

•	On May 12, 2017, we entered into a license and collaboration agreement with Otsuka, providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for fremanezumab in Japan and, once approved, to commercialize the product in Japan. See “—Transactions.”

•	Fremanezumab is also in clinical development to evaluate safety and efficacy in the treatment of chronic and episodic cluster headache as well as post traumatic headache. Phase 3 clinical studies for chronic and episodic migraine were initiated in early 2017. A phase 2 clinical study for the treatment of post traumatic headache was initiated in December 2017.

•	Fremanezumab is protected by patents expiring in 2026 in Europe and in 2027 in the United States, with possibility for extension in various markets. An additional patent application relating to use of fremanezumab in the treatment of migraine is currently pending worldwide, and if granted, would expire in 2035. Fremanezumab will also be protected by regulatory exclusivity of 12 years from marketing approval in the United States and 10 years from marketing approval in Europe.

•	In October 2017, we first filed suit for patent infringement against Eli Lilly (“Lilly”) in the United States District Court for the District of Massachusetts in Boston, Massachusetts. This suit was filed after Lilly’s announcement that it had filed a BLA for its migraine treatment galcanezumab. The lawsuit alleges that Lilly’s planned marketing and sales of galcanezumab would infringe five Teva patents covering CGRP inhibitors and methods of treatment, which will expire in 2026. In January 2017, Lilly filed a motion to dismiss this litigation. On February 6, 2018, two new U.S. patents were issued and we filed a new complaint against Lilly with respect to them. In the European Union, Alder Biopharmaceuticals and Lilly filed a European Patent Office opposition against our fremanezumab patents. Method of treatment claims were upheld in a first instance decision by the European Patent Office. This decision is currently on appeal with respect to Lilly and Teva; Alder withdrew from the appeal after entering into the license agreement described below. Lilly has also filed for revocation of the patent covering fremanezumab in the United Kingdom.

•	In January 2018, we entered into an agreement with Alder pursuant to which Alder received a non-exclusive license to our anti-CGRP antibodies patent portfolio to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea, in consideration for a one-time payment of $25 million, a second payment of $25 million upon approval of a BLA for Alder’s eptinezumab with the FDA, as well as two sales-related milestone payments of $75 million each and additional royalties. Alder also withdrew its above-mentioned appeal before the European Patent Office.

•	Celltrion Inc, (“Celltrion”) is our sole source for API production for fremanezumab and also for Celltrion’s products CT-P10 (biosimilar candidate to Rituxan® US) and CT-P6 (biosimilar candidate to Herceptin® US). In January 2018, Celltrion received an FDA warning letter for its facility in Incheon, South Korea. It is likely that the remediation by Celltrion of the issues addressed in the warning letter will result in a delayed approval of the biosimilar products by the FDA. We are in active dialogue with the FDA in an effort to maintain our priority date for the approval of fremanezumab.

Fasinumab

•	Fasinumab is a fully human monoclonal antibody that targets NGF, a protein that plays a central role in the regulation of pain signaling. There is evidence that NGF levels are elevated in patients with chronic pain conditions. In September 2016, we entered into a collaboration agreement with Regeneron to develop and commercialize fasinumab in the United States, the European Union and certain other markets.

•	Fasinumab is currently in phase 3 clinical development for the treatment of pain associated with osteoarthritis with three trials in progress. In December 2017, Regeneron initiated a phase 3 efficacy and safety study of fasinumab in patients with moderate-to-severe chronic low back pain and osteoarthritis of the hip or knee.

•	Fasinumab is protected by patents expiring in 2028, and will also be protected by regulatory exclusivity of 12 years from marketing approval in the United States and 10 years from marketing approval in Europe.

TV-45070

•	TV-45070 Topical is a small molecule intended to treat pain locally at its source through blocking of Nav1.7 and Nav1.8 sodium channels, which are found in sensory nerve endings that can increase in chronic painful conditions. TV-45070 was licensed from Xenon Pharmaceuticals Inc. in December 2012.

•	In June 2017, phase 2 proof of concept study results were received for TV-45070 in patients with post-herpetic neuralgia. The results did not meet the primary and secondary endpoints. TV-45070 is protected by patents in Europe that expire in 2026 and in the United States that expire in 2028.

Respiratory—Medicines

Our respiratory portfolio, one of our two core therapeutic areas, includes ProAir®, QVAR®, DuoResp Spiromax®, AirDuo RespiClick®/ ArmonAir RespiClick® and CINQAIR®/CINQAERO®.

We are committed to maintaining a leading presence in the respiratory market by delivering a range of medicines for the treatment of asthma and COPD. Our portfolio is centered on optimizing respiratory treatment for patients and healthcare providers through the development and commercialization of innovative delivery systems and therapies that help address unmet needs.

Our respiratory pipeline is based on drug molecules delivered in our proprietary dry powder formulations and breath-actuated device technologies and targeted biologics. With this portfolio, we are targeting high value markets in the respiratory area such as inhaled short-acting beta agonists, inhaled corticosteroids, fixed-dose corticosteroid and beta2 agonist combinations, long-acting muscarinic antagonist products and biologics. Our proprietary inhalation technology “tidal inhaler” allows a person suffering from asthma or COPD to inhale their medication by breathing normally into the tidal inhaler device. We are continuing early development of inhaled medicines for use in the tidal inhaler. See “Respiratory Pipeline” for more information on our tidal inhaler.

Below is a description of our main respiratory medicines:

ProAir®

•	The ProAir® line of products includes ProAir hydrofluoroalkane (“HFA”) and ProAir RespiClick, both sold only in the United States.

•

ProAir HFA (albuterol sulfate) is an inhalation aerosol with dose counter and is indicated for patients four years of age and older for the treatment or prevention of bronchospasm with reversible obstructive airway disease and for the prevention of exercise-induced bronchospasm. In March 2012, the FDA approved the addition of a dose counter, an innovation designed to help patients, as well as their caregivers, keep track of the number of doses remaining in the inhaler. The efficacy and safety profile of albuterol, which is used by millions of patients every day around the world, is well established, while HFA is an environmentally friendly propellant. ProAir HFA is the leading quick relief inhaler in the United States. It is protected by various patents expiring through 2031. In June 2014, we settled a patent challenge to ProAir HFA with Perrigo Pharmaceuticals (“Perrigo”) permitting Perrigo to launch its generic product in limited quantities once it receives FDA approval and without quantity limitations after June 2018. In November 2017, we settled another patent challenge to ProAir HFA with Lupin Pharmaceuticals, Inc.

•	ProAir RespiClick (albuterol sulfate) inhalation powder is a breath-actuated, multi-dose, dry-powder, short-acting beta-agonist inhaler for the treatment or prevention of bronchospasm with reversible obstructive airway disease and for the prevention of exercise-induced bronchospasm in patients four years of age and older. ProAir Respiclick was approved by the FDA for use in adults and adolescents aged 12 years and older in March 2015 and its label was expanded for use by children 4 to 11 years of age in April 2016. ProAir Respiclick remains the only breath-actuated, multi-dose, dry powder, short-acting beta-agonist inhaler available in the United States. ProAir Respiclick is protected by various U.S. Orange Book patents expiring between 2021 and 2032.

•	Three major brands compete with ProAir HFA and ProAir Respiclick in the United States in the short-acting beta agonist market: Ventolin® HFA (albuterol), Proventil® HFA (albuterol) and Xopenex® HFA (levalbuterol).

QVAR®

•	QVAR (beclomethasone dipropionate HFA) is indicated as a maintenance treatment for asthma as a prophylactic therapy in patients five years of age or older. QVAR is also indicated for asthma patients who require systemic corticosteroid administration, where adding QVAR may reduce or eliminate the need for systemic corticosteroids. QVAR has the highest preferred and total formulary coverage in the inhaled corticosteroid class in the United States. We market QVAR, which is manufactured by 3M, in the United States and in major European markets. QVAR is protected by various U.S. Orange Book patents expiring between 2020 and 2031.

•	Four major brands compete with QVAR in the mono inhaled corticosteroid segment: Flixotide/Flovent® (fluticasone), Pulmicort Flexhaler® (budesonide), Asmanex® (mometasone) and Alvesco® (ciclesonide).

•	QVAR® RediHaler™ (beclomethasone dipropionate HFA) inhalation aerosol, a breath actuated inhaler, was approved by the FDA in August 2017 for the maintenance treatment of asthma as a prophylactic therapy in patients four years of age and older. The product is expected to become commercially available to patients by prescription in both 40 mcg and 80 mcg strengths during February 2018. The RediHaler device is the next generation of our QVAR product and contains the same small particle aerosol formulation as the existing QVAR in a breath-actuated device.

•	The actuator with dose counter used in connection with ProAir HFA and QVAR is protected by patents and applications expiring through 2031.

•	QVAR RediHaler is protected by U.S. and European device patents and applications expiring through 2031.

DuoResp Spiromax® / Aerivio Spiromax®

•	DuoResp Spiromax (budesonide/formoterol) is a combination of an inhaled corticosteroid and a long acting beta-agonist bronchodilator, and was approved for treatment of adults with asthma and COPD in Europe by the EMA in a centralized procedure. DuoResp Spiromax is protected in Europe by patents expiring through 2031. First launched in the European Union in June 2014, DuoResp Spiromax has been successfully introduced in 19 European markets in addition to select ROW markets including Israel, Russia and South Korea.

•	The main competitors for DuoResp Spiromax are Symbicort® Turbuhaler® (budesonide/formoterol), Seretide® (fluticasone propionate/salmeterol) and Foster® (beclomathasone/formoterol).

•	Aerivio Spiromax (fluticasone/salmeterol 500/50) was developed pursuant to European Union guidance to achieve the same clinical outcomes as Seretide® Accuhaler®. Bioequivalence was demonstrated for the high strength product, which was approved in Europe in August 2016 and launched in Europe in January 2017.

•	Aerivio Spiromax is protected by U.S. and European patents and applications expiring through 2034.

CINQAIR®/CINQAERO®

•	CINQAIR/CINQAERO (reslizumab) injection, a humanized interleukin 5 antagonist monoclonal antibody for add-on maintenance treatment of adult patients with severe asthma and with an eosinophilic phenotype, received FDA, EMA and Health Canada approval in 2016. This biologic treatment became commercially available to patients in the United States in April 2016, in certain European countries in November 2016 and in Canada in 2017. Additional regulatory filings have been submitted in other markets.

•	CINQAIR is protected by patents in the United States that expired in 2017. We have requested extension of one of the patents until 2021. CINQAIR has biological exclusivity in the United States until 2028 and is entitled to regulatory exclusivity in Europe until 2026. A subcutaneous version is in development (see below).

•	Major brands competing with CINQAIR/CINQAERO in the United States, Europe and Canada in the interleukin-5 market are Nucala® (mepolizumab) and Fasenra (benralizumab).

AirDuo RespiClick® / ArmonAir™ RespiClick®

•	AirDuo RespiClick (fluticasone propionate and salmeterol inhalation powder) is a combination of an inhaled corticosteroid and a long acting beta-agonist bronchodilator, approved in the United States for the treatment of asthma in patients aged 12 years and older who are uncontrolled on an inhaled corticosteroid (“ICS”) or whose disease severity clearly warrants the use of an ICS/long-acting beta2-adrenergic agonist (“LABA”) combination.

•	In April 2017, we launched AirDuo RespiClick and its authorized generic simultaneously in an effort to meet the needs of patients, providers, and payers in the United States seeking greater access to lower-cost asthma inhaler technology, while also allowing us to compete in the highly competitive asthma combination controller market. The authorized generic is known as fluticasone propionate and salmeterol inhalation powder (multidose dry powder inhaler).

•	AirDuo RespiClick and its authorized generic have the same active ingredients as Advair® but are delivered via Teva’s breath-activated, multi-dose dry powder inhaler (“MDPI”), RespiClick, which is used with other approved medicines in our respiratory product portfolio.

•	This important launch marked not only the first available generic ICS/LABA product in the United States, but also the continued expansion of our RespiClick family of products, which now includes breath-actuated inhaler options for both maintenance treatment and rescue medication.

•	ArmonAir RespiClick® (fluticasone propionate MDPI U.S.) is a new formulation of long acting ICS using our MDPI device, indicated for maintenance treatment of asthma as prophylactic therapy in patients 12 years of age and older, with an enhanced lung delivery designed to allow lower doses to achieve the same clinical outcomes as Flovent® Diskus.

•	Both ArmonAir RespiClick and AirDuo RespiClick were approved by the FDA in January 2017 and are protected by U.S. and European device patents and applications expiring through 2034.

Other

•	QNASL® (beclomethasone dipropionate) nasal aerosol is indicated for the treatment of seasonal and year-round nasal allergic rhinitis in the United States.

•	BRALTUS® (tiotropium bromide), a long-acting muscarinic antagonist, indicated for adult patients with COPD, delivered via the Zonda® inhaler, was launched in Europe in August 2016.

Respiratory—Pipeline

The key areas of focus for respiratory R&D include development of differentiated respiratory therapies for patients using innovative delivery systems to deliver chemical and biological therapies. Our device strategy is intended to result in “device consistency,” allowing physicians to choose the device that best matches a patient’s needs both in terms of ease of use and effectiveness of delivery of the prescribed molecule.

Our innovative delivery systems include:

•	A breath-actuated inhaler (“BAI”) recently approved in the United States for use with QVAR as QVAR RediHaler;

•	Spiromax (EU) or RespiClick (U.S.), a novel inhalation-driven MDPI; and

•	Tidal inhaler, a unique nebulization device currently being evaluated for use in early stage development programs.

Our clinical pipeline of respiratory projects includes:

Respiratory Products	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)

CINQAIR/CINQAERO	Severe asthma with eosinophilia	Subcutaneous	3 (August 2015)

QVAR RediHaler	Asthma, COPD	Oral inhalation	FDA approved, August 2017, for adults and pediatrics

ArmonAir RespiClick	Asthma	Oral inhalation	FDA approved, January 2017, for adults

AirDuo RespiClick	Asthma	Oral inhalation	FDA approved, January 2017, for adults

ProAir e-RespiClick™	Bronchospasm and exercise induced bronchitis	Oral inhalation	Submitted to FDA (September 2017)

CINQAIR/CINQAERO

•	CINQAIR/CINQAERO (reslizumab) subcutaneous injection, is a humanized interleukin 5 antagonist monoclonal antibody for add-on maintenance treatment of adult patients with severe asthma and with an eosinophilic phenotype.

•	The phase 3 clinical program for the subcutaneous reslizumab product was initiated in August 2015. In January 2018, we received results that both a registration study and claim support study did not meet their primary endpoints. We are reviewing the data to determine next steps. No new safety concerns to the known safety profile of reslizumab were identified in review of the data from these studies and no cases of anaphylaxis related to reslizumab were reported.

Oncology—medicines

Our oncology portfolio includes BENDEKA, TREANDA®, GRANIX and TRISENOX® in the United States and LONQUEX®, TEVAGRASTIM®/RATIOGRASTIM® and TRISENOX® outside the United States.

BENDEKA and TREANDA

•	BENDEKA (bendamustine hydrochloride) injection and TREANDA (bendamustine hydrochloride) injection are approved in the United States for the treatment of patients with chronic lymphocytic leukemia (“CLL”) and patients with indolent B-cell non-Hodgkin’s lymphoma (“NHL”) that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. BENDEKA, which was launched in the United States in January 2016, is a liquid, low-volume (50 mL) and short-time 10-minute infusion formulation of bendamustine hydrochloride that we licensed from Eagle Pharmaceuticals, Inc. (“Eagle”) to complement our bendamustine franchise, which also includes TREANDA. BENDEKA is now the most-used bendamustine product in the United States. The lyophilized formulation of TREANDA continues to be available, but its use has substantially declined in favor of BENDEKA.

•	BENDEKA’s competitors include combination therapies such as R-CHOP (a combination of cyclophosphamide, vincristine, doxorubicin and prednisone in combination with rituximab) and CVP-R (a combination of cyclophosphamide, vincristine and prednisolone in combination with rituximab) for the treatment of NHL, as well as a combination of fludarabine, doxorubicin and rituximab for the treatment of CLL and also newer targeted oral therapies, ibrutinib and idelilisib.

•	There are 13 patents listed in the U.S. Orange Book for BENDEKA with expiry dates between 2026 and 2033. Teva and Eagle received notices of Abbreviated New Drug Application (“ANDA”) filings by Slayback Pharmaceuticals, Fresenius Kabi, Apotex and Mylan for generic versions of BENDEKA, which all contained Paragraph IV challenges against one or more of the patents listed in the U.S. Orange Book for BENDEKA. In response, Teva and Eagle filed patent infringement lawsuits against Slayback, Fresenius and Apotex in August 2017 and against Mylan in December 2017. All lawsuits were filed in the U.S. District Court for the District of Delaware. The respective 30 month stays expire starting in January 2020.

•	We have U.S. Orange Book patents for TREANDA expiring between 2026 and 2031. To date, one company has filed a 505(b)(2) new drug application (“NDA”) for a liquid version of bendamustine, and 19 others have filed ANDAs for a generic version of the lyophilized form of TREANDA. Trial against five of the 19 ANDA filers began in December 2015. In June 2017, the court issued a final judgement affirming the validity of certain claims of the patents. We have reached final settlements with 17 of the 19 ANDA filers, which provide for the launch of generic versions prior to patent expiration. The two ANDA filers with whom we have not reached final settlements filed an appeal of the final judgment.

TEVAGRASTIM, GRANIX and LONQUEX

•	Filgrastim (branded as TEVAGRASTIM (in the European Union) and GRANIX (in the United States) and LONQUEX (lipegfilgrastim) are Granulocyte Colony Stimulating Factor (“G-CSF”) medicines that stimulate the production of white blood cells and are primarily used to reduce the risk of infections in oncology patients receiving chemotherapy.

•	TEVAGRASTIM (short-acting G-CSF) was the first biosimilar G-CSF to be approved by the European Union in September 2008. TEVAGRASTIM has been approved in the European Union for multiple indications and is available in most European countries. TEVAGRASTIM is also marketed as RATIOGRASTIM and BIOGRASTIMTM in the European Union.

•	GRANIX (short-acting G-CSF) was the first new G-CSF to be approved in the United States in more than ten years and was approved via a BLA by the FDA in 2012 and launched in November 2013. GRANIX is not considered a biosimilar in the United States. The product is also approved and available in Japan and certain other markets. In December 2014, the FDA also approved GRANIX injection for self-administration by patients and caregivers.

•	LONQUEX (long-acting G-CSF) is a G-CSF with the active ingredient lipegfilgrastim, a glycoPEGylated (PEG; polyethylene glycol) filgrastim molecule. This is the first long-acting G-CSF to be approved in Europe in more than ten years and offers a new alternative in G-CSF therapy. LONQUEX was launched in November 2013 in Germany and has since been launched in 22 additional European countries. LONQUEX is protected by patents expiring in 2024 in Europe, with possible extension to 2028 in several countries.

•	Competitors to Teva’s filgrastim include short acting G-CSF products such as Neupogen® and Zarxio®, which was launched in September 2015 in the United States; and in Europe Zarxio/Zarzio® and Nivestim®. Several additional competing short-acting G-CSF biosimilars are expected to launch in 2018 in the United States, and the first long-acting G-CSF biosimilars are expected to launch in the second quarter of 2018 in Europe and during the second half of 2018 in the United States.

Oncology—Pipeline

Our pipeline of oncology products includes CT-P10 (biosimilar candidate to Rituxan® US) and CT-P6 (biosimilar candidate to Herceptin® US). In October 2016, we entered into an exclusive partnership with Celltrion to commercialize two proposed monoclonal antibodies (mAb) in the United States and Canada. CT-P10 is a biosimilar candidate to Rituxan® (rituximab) and CT-P6 is a biosimilar candidate to Herceptin® (trastuzumab). BLAs for both products were accepted for review by the FDA in 2017 with regulatory action expected in the first half of 2018.

In January 2018, Celltrion received an FDA warning letter for its facility in Incheon, South Korea. It is likely that the remediation by Celltrion of the issues addressed in the warning letter will result in a delayed approval of biosimilar products by the FDA.

Changes to Other Pipeline Projects During 2017

Development of the TV-46763 and TV-46139 pain products with potential abuse-deterrent properties were discontinued.

Commercialization opportunities for VANTRELA ERTM, which was approved by the FDA in January 2017, are no longer being pursued. VANTRELA is a formulation of hydrocodone (opioid analgesic) which utilizes OraGuard®, our proprietary abuse deterrence technology platform that has been evaluated for resistance to physical manipulations, chemical extractions and multi-step chemical extraction methods.

Other Activities

We have other sources of revenues, primarily sales of third-party products for which we act as distributor in certain countries. In the United States, our Anda business distributes generic, specialty and OTC pharmaceutical products from more than 300 third party manufacturers, as well as our own products, to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, next day delivery throughout the United States, competitive pricing and high-level customer service.

We also sell medical devices, provide contract manufacturing services related to products divested in connection with the Actavis Generics acquisition and the sale of our women’s health business, as well as other miscellaneous items. Our other activities are not included in our generics and specialty segments described above.

Research and Development

Our R&D activities span the breadth of our business, including generic medicines (finished goods and API), specialty pharmaceuticals, innovation of existing molecules and OTC medicines.

Following implementation of our comprehensive restructuring plan announced in December 2017, the generic, specialty and OTC R&D organizations are expected to be combined into one global group with overall responsibility for all R&D activities – generic, specialty and biologics, enabling better focus and efficiency. We also announced the intention to close or sell a significant number of R&D facilities across all geographies, delivering efficiencies and substantial cost savings. We are conducting a thorough review of all R&D programs across the entire company, in generics and specialty, to prioritize core projects and terminate others, while maintaining a substantial pipeline.

For information about our R&D expenses during fiscal years 2017, 2016 and 2015, see “Item 7—Management’s Discussions and Analysis of Financial Condition and Results of Operations—Research and Development.”

Generics

A strong focus for Teva is the development of new generic medicines. We develop generic products for the United States, Europe, Japan and other selected ROW countries. Our focus is on developing complex formulations with complex technologies, which have higher barriers to entry. Generic R&D activities, which are carried out in development centers located around the world, include product formulation, analytical method development, stability testing, management of bioequivalence, bio-analytical studies, other clinical studies and registration of generic drugs in all of the markets where we operate. We also operate several clinics where most of our bioequivalent studies are performed. We have more than 1,700 generic products in our pre-approved global pipeline.

In addition, our generic R&D supports our OTC business, including PGT, in developing OTC products, as well as in overseeing the work performed by contract developers.

Current R&D capabilities include solid oral dosage forms, inhalation, semi-solid and liquid formulations, and sterile formulations, such as tablets, capsules, liquids, ointments, creams and other dosage forms and delivery systems, such as matrix systems, special coating systems for sustained release products, orally disintegrating systems, sterile systems such as vials, syringes and blow-fill-seal systems, and more recently, capability build-up in long-acting release injectable, transdermal patches, oral thin film, drug device combinations and nasal delivery systems. In addition, we are in the process of developing multiple AB-rated respiratory programs and devices for our long active injectable pipeline.

Our API R&D division focuses on the development of processes for the manufacturing of APIs, including intermediates, chemicals and fermentation products, for both our generic and proprietary drugs. Our facilities include four large development centers: a center in Israel focusing on synthetic products and peptides, a center in Hungary specializing in fermentation and semi-synthetic products and centers in India and Croatia, both focusing on synthetic products. Three additional smaller sites are located in Italy, Mexico and the Czech Republic for development of high-potency APIs. Our substantial investment in API R&D generates a steady flow of API products, enabling the timely introduction of generic products to market. The API R&D division also seeks methods to continuously reduce API production costs, enabling us to improve our cost structure.

Specialty

Our specialty R&D product pipeline is focused on novel small molecule and biologic products, biosimilar products, innovation of existing molecules as well as discovery of new small molecule and biologic candidates. Specialty development activities include preclinical assessment (including toxicology, pharmacokinetics, pharmacodynamics and pharmacology studies), clinical development (including pharmacology and the design, execution and analysis of global safety and efficacy trials), as well as regulatory strategy to deliver registration of our pipeline products.

Our specialty R&D develops novel specialty products in our core therapeutic and disease focus areas. We have CNS projects in areas such as migraine, pain, movement disorders/neurodegeneration and neuropsychiatry.

Our respiratory projects are focused on asthma and COPD and include both novel compounds and delivery systems designed to address unmet patient needs. We also pursue select pipeline projects (e.g., biosimilars) in other therapeutic and disease areas that leverage our global R&D and commercial areas of expertise.

We pursue in-licensing, acquisition and partnership opportunities to supplement and expand our specialty pipeline (e.g., the transactions with Celltrion, Eagle and Regeneron) to create and maintain a robust global pipeline. In parallel, we evaluate and expand the development scope of our existing R&D pipeline products as well as our existing products for submission in additional markets.

Operations

We operate our business globally and believe that our global infrastructure provides us with the following capabilities and advantages:

•	global R&D facilities that enable us to have a broad global generic pipeline and product line, as well as a focused pipeline of specialty products in our key therapeutic areas;

•	pharmaceutical manufacturing facilities approved by the FDA, EMA and other regulatory authorities located around the world, which offer a broad range of production technologies and the ability to concentrate production in order to achieve high quality and economies of scale;

•	API manufacturing capabilities that offer a stable, high-quality supply of key APIs, vertically integrated with our pharmaceutical operations; and

•	high-volume, technologically advanced distribution facilities that allow us to deliver new products to our customers quickly and efficiently, providing a cost-effective, safe and reliable supply.

These capabilities provide us with the means to respond on a global scale to a wide range of therapeutic and commercial requirements of patients, customers and healthcare providers.

Pharmaceutical Production

We operate 62 finished dosage and packaging pharmaceutical plants in 33 countries. These plants manufacture solid dosage forms, sterile injectables, liquids, semi-solids, inhalers, transdermal patches and medical devices. In 2017, we produced approximately 88 billion tablets and capsules and approximately 720 million sterile units. The FDA has approved 33 of our finished dosage manufacturing facilities and we have 30 finished dosage manufacturing facilities approved by EMA authorities.

Our primary manufacturing technologies, solid dosage forms, injectables and blow-fill-seal, are available in North America, Europe, Latin America and Israel. The manufacturing sites located in Israel, Germany, Hungary, Croatia, Bulgaria, India, Spain and the Czech Republic make up the majority of our production capacity.

We use several external contract manufacturers to achieve operational and cost benefits. We continue to strengthen our third party operations unit to strategically work with our supplier base in order to meet cost, supply security and quality targets on a sustainable base in alignment with our global procurement organization.

Our policy is to maintain multiple supply sources for our strategic products and APIs to appropriately mitigate risk in our supply chain to the extent possible. However, our ability to do so may be limited by regulatory and other requirements.

In connection with implementation of our comprehensive restructuring plan announced in December 2017, we intend to close or divest a significant number of manufacturing plants in the United States, Europe, Israel and other ROW markets.

Raw Materials for Pharmaceutical Production

In general, we purchase our raw materials and supplies required for the production of our products in the open market. For some products, we purchase our raw materials and supplies from one source (the only source available to us) or a single source (the only approved source among many available to us), thereby requiring us to obtain such raw materials and supplies from that particular source. We attempt, if possible, to mitigate our raw material supply risks through inventory management and alternative sourcing strategies.

We source a large portion of our APIs from our own manufacturing facilities. Additional APIs are purchased from suppliers located in Europe, Asia and the United States. We have implemented a supplier audit program to ensure that our suppliers meet our high standards and take a global approach to managing our commercial relations with these suppliers.

We currently have 18 API production facilities, producing approximately 300 APIs in various therapeutic areas. Our API intellectual property portfolio includes approximately 600 granted patents and pending applications worldwide.

We have expertise in a variety of production technologies, including chemical synthesis, semi-synthetic fermentation, enzymatic synthesis, high-potency manufacturing, plant extract technology, peptides synthesis, vitamin D derivatives synthesis and prostaglandins synthesis. Our advanced technology and expertise in the field of solid state particle technology enable us to meet specifications for particle size distribution, bulk density, specific surface area and polymorphism, as well as other characteristics.

Our API facilities are required to comply with applicable current Good Manufacturing Practices (“cGMP”) requirements under U.S., European, Japanese and other applicable quality standards. Our API plants are regularly inspected by the FDA, European agencies or other authorities as applicable.

Patents and Other Intellectual Property Rights

We rely on a combination of patents, trademarks, copyrights, trade secrets and other proprietary know-how and regulatory exclusivities, as well as contractual protections, to establish and protect our intellectual property rights. We own or license a number of patents covering our products in the United States and other countries. We have also developed many brand names and own many trademarks covering our products. We consider the overall protection of our intellectual property rights to be of material value and act to protect these rights from infringement. We license or assign certain intellectual property rights to third parties in connection with certain business transactions.

Environment, Health and Safety

We are committed to business practices that promote socially and environmentally responsible economic growth. During 2017, we continued to make significant progress on our multi-year plan to move closer to our long-term environment, health and safety (“EHS”) vision of “Target Zero”: zero incidents, zero injuries and zero releases. Among other things, in 2017 we:

•	continued the implementation of our global EHS management system, which promotes proactive compliance with applicable environment, health and safety requirements, establishes minimum expectations throughout our global operations and helps drive continuous improvement in our EHS performance;

•	provided EHS regulatory surveillance tools for all countries where we have significant operations;

•	proactively evaluated EHS compliance through self-evaluation and an internal audit program, addressing non-conformities through appropriate corrective and preventative action whose progress is tracked; and

•	established targets to reduce the environmental impact of our operations, through energy and water conservation, recycling and reuse of waste products.

Quality

We are committed not only to complying with quality requirements but to developing and leveraging quality as a competitive advantage. In 2017, we successfully completed numerous inspections by various regulatory agencies of our finished dosage pharmaceutical plants and our pharmacovigilance function, continued discussions with authorities about drug shortages and participated in several industry-wide task forces. We continue to focus on maintaining a solid and sustainable quality compliance foundation, as well as making quality a priority beyond compliance. We seek to ensure that quality remains part of our corporate culture and is reflected in all of our operations, resulting in reliable and high quality products.

Following an FDA audit of our API production facility in China in September 2016, we received a warning letter from the FDA in April 2017. We have undertaken corrective actions to address both the specific concerns raised by investigators as well as the underlying causes of those concerns and resumed shipments from that facility in May 2017. We have requested that the FDA conduct a follow-up inspection to confirm compliance and issue a close-out letter.

Geographic Areas

Our business is conducted in many countries all over the world and a significant portion of our revenues is generated from operations outside the United States. The products we make and sell around the world include many of those described above under “—Our Segments—Generic Medicines” and “—Our Segments—Specialty Medicines.”

Investments and activities in some countries outside the Unites States are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by financial instability in international economies, restrictive economic policies and political and legal system uncertainties. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see “Item 1A—Risk Factors.”

For information regarding revenues and long-lived assets by geographic area, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, and note 20 to our consolidated financial statements.

Competition

Generic Medicines Competition

Sales of generic medicines have benefitted from increasing awareness and acceptance on the part of healthcare insurers and institutions, consumers, physicians and pharmacists globally. Factors contributing to this increased awareness are the passage of legislation permitting or encouraging generic substitution and the publication by regulatory authorities of lists of equivalent pharmaceuticals, which provide physicians and pharmacists with generic alternatives. In addition, various government agencies and many private managed care or insurance programs encourage the substitution of brand-name pharmaceuticals with generic products as a cost-savings measure in the purchase of, or reimbursement for, prescription pharmaceuticals.

In the United States, we are subject to competition in the generic drug market from domestic and international generic drug manufacturers, brand-name pharmaceutical companies through lifecycle management initiatives, authorized generics, existing brand equivalents and manufacturers of therapeutically similar drugs. An increase in FDA approvals for generic products is increasing the competition on our base generic products. Price competition from additional generic versions of the same product typically results in margin pressures.

The European market continues to be ever more competitive, especially in terms of pricing, higher quality standards, customer service and portfolio relevance. We are one of only a few companies with a pan-European footprint, while most of our European competitors focus on a limited number of selected markets or business lines. Our leadership position in Europe allows us to be a reliable partner to fulfill the needs of patients, physicians, pharmacies, customers and payers.

In our ROW markets, our global scale and broad portfolio give us a significant competitive advantage over local competitors, allowing us to optimize our offerings through a combination of high quality medicines and unique go-to-market approaches.

Furthermore, in significant markets such as France, Japan and Russia, governments have issued or are in process of issuing regulations designed to increase generic penetration. These conditions result in intense competition in the generic market, with generic companies competing for advantage based on pricing, time to market, reputation, and customer service.

Specialty Medicines Competition

Our specialty medicines business faces intense competition from both specialty and generic pharmaceutical companies. The specialty business may continue to be affected by price reforms and changes in the political landscape, following recent public debate in the United States. We believe that our primary competitive advantages include our commercial marketing teams, global R&D capabilities, the body of scientific evidence substantiating the safety and efficacy of our various medicines, our patient-centric solutions, physician and patient experience with our medicines and our medical capabilities, which are tailored to our product offerings and to our market and stakeholders’ needs.

Regulation

United States

Food and Drug Administration and the Drug Enforcement Administration

All pharmaceutical manufacturers selling products in the United States are subject to extensive regulation by the United States federal government, principally by the FDA and the Drug Enforcement Administration (“DEA”), and, to a lesser extent, by state and local governments. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act (“CSA”) and other federal and state statutes and regulations govern or influence the development, manufacture, testing, safety, efficacy, labeling, approval, storage, distribution, recordkeeping, advertising, promotion, sale, import and export of our products. Our facilities are periodically inspected by the FDA, which has extensive enforcement powers over the activities of pharmaceutical manufacturers. Noncompliance with applicable requirements may result in fines, criminal penalties, civil injunction against shipment of products, recall and seizure of products, total or partial suspension of production, sale or import of products, refusal of the government to enter into supply contracts or to approve NDAs, ANDAs, or BLAs and criminal prosecution by the Department of Justice. The FDA also has the authority to deny or revoke approvals of marketing applications and the power to halt the operations of non-complying manufacturers. Any failure to comply with applicable FDA policies and regulations could have a material adverse effect on our operations.

FDA approval is required before any “new drug” (including generic versions of previously approved drugs) may be marketed, including new strengths, dosage forms and formulations of previously approved drugs. Applications for FDA approval must contain information relating to bioequivalence (for generics), safety, toxicity and efficacy (for new drugs), product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures generally require that commercial manufacturing equipment be used to produce test batches for FDA approval. The FDA also requires validation of manufacturing processes so that a company may market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to implement these requirements.

The federal CSA and its implementing regulations establish a closed system of controlled substance distribution for legitimate handlers. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes controlled substances into one of five schedules—Schedule I, II, III, IV, or V—with varying qualifications for listing in each schedule. Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA inspects manufacturing facilities to review security, record keeping and reporting and handling prior to issuing a controlled substance registration. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action, such as civil penalties, refusal to renew necessary registrations, or the initiation of proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

The Drug Price Competition and Patent Term Restoration Act (the “Hatch-Waxman Act”) established the procedures for obtaining FDA approval for generic forms of brand-name drugs. This act also provides market exclusivity provisions that can delay the approval of certain NDAs and ANDAs. One such provision allows a five-year period of data exclusivity for NDAs containing new chemical entities and a three-year period of market exclusivity for NDAs (including different dosage forms) containing new clinical trial(s) essential to the approval of the application. The Orphan Drug Act grants seven years of exclusive marketing rights to a specific drug for a specific orphan indication. The term “orphan drug” refers, generally, to a drug that treats a rare disease affecting fewer than 200,000 Americans. Market exclusivity provisions are distinct from patent protections and apply equally to patented and non-patented drug products. Another provision of the Hatch-Waxman Act extends certain patents for up to five years as compensation for the reduction of effective life of the patent which resulted from time spent in clinical trials and time spent by the FDA reviewing a drug application.

Under the Hatch-Waxman Act, any company submitting an ANDA or an NDA under Section 505(b)(2) of the Food, Drug, and Cosmetic Act (i.e., an NDA that, similar to an ANDA, relies, in whole or in part, on FDA’s prior approval of another company’s drug product; also known as a “505(b)(2) application”) must make certain certifications with respect to the patent status of the drug for which it is seeking approval. In the event that such applicant plans to challenge the validity or enforceability of an existing listed patent or asserts that the proposed product does not infringe an existing listed patent, it files a “Paragraph IV” certification. In the case of ANDAs, the Hatch-Waxman Act provides for a potential 180-day period of generic exclusivity for the first company to submit an ANDA with a Paragraph IV certification. This filing triggers a regulatory process in which the FDA is required to delay the final approval of subsequently filed ANDAs containing Paragraph IV certifications until 180 days after the first commercial marketing. For both ANDAs and 505(b)(2) applications, when litigation is brought by the patent holder, in response to this Paragraph IV certification, the FDA generally may not approve the ANDA or 505(b)(2) application until the earlier of 30 months or a court decision finding the patent invalid, not infringed or unenforceable. Submission of an ANDA or a 505(b)(2) application with a Paragraph IV certification can result in protracted and expensive patent litigation.

Products manufactured outside the United States and marketed in the United States are subject to all of the above regulations, as well as to FDA and United States customs regulations at the port of entry. Products marketed outside the United States that are manufactured in the United States are additionally subject to various export statutes and regulations, as well as regulation by the country in which the products are to be sold.

Our products also include biopharmaceutical products that are comparable to brand-name biologics, but that are not approved as biosimilar versions of such brand-name products. Of this portfolio, TEV-TROPIN® and GRANIX are sold in the United States, while others are distributed outside of the United States. While regulations are still being developed by the FDA relating to the Biologics Price Competition and Innovation Act of 2009, which created a statutory pathway for the approval of biosimilar versions of brand-name biological products and a process to resolve patent disputes, the FDA has issued guidance to provide a roadmap for development of biosimilar products.

In August 2017, the FDA user fee reauthorization legislation, known as the FDA Reauthorization Act of 2017 (“FDARA”) was enacted in the United States. The agreements for pharmaceuticals, biosimilars, and medical devices were negotiated with industry representatives over the course of 2016 to establish the amounts regulated companies would pay the FDA to support the product review process at the agency. Various fees must be paid by these manufacturers at different times, such as annually and with the submission of different types of applications. In return for this additional funding, the FDA has entered into agreements with each of the affected industries (known as the “user fee agreements”) that commit the agency to interacting with manufacturers and reviewing applications such as NDAs, ANDAs, and BLAs in certain ways, and taking action on those applications at certain times. The agency is obligated to set specific timelines to communicate with companies and meet with company product sponsors during the review process and take action on their applications. On the generics side, FDARA established a new 180-day exclusivity for generic drugs that are no longer protected by exclusivity or patents, as well as new programs for enhanced and priority review of certain generic drug applications. On the branded side, this was the sixth agreement between the industry and the FDA. The user fee agreement for biosimilars was reauthorized for the second time as well.

The Patient Protection and Affordable Care Act and Certain Government Programs

The Patient Protection and Affordable Care Act (“ACA”) from 2010 represented the most significant health care reform in the United States in over thirty years. It was passed to require individuals to have health insurance and to control the rate of growth in healthcare spending through, among other things, stronger prevention and wellness measures, increased access to primary care, changes in healthcare delivery systems and the creation of health insurance exchanges. Enrollment in the health insurance exchanges began in October 2013. However, the individual mandate was just repealed by Congress in the tax reform bill that was signed into law in December 2017. The Joint Committee on Taxation estimates that the repeal will result in over 13 million Americans losing their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums.

The ACA requires the pharmaceutical industry to share in the costs of reform, by, among other things, increasing Medicaid rebates and expanding Medicaid rebates to cover Medicaid managed care programs. The ACA also included funding of pharmaceutical costs for Medicare patients in excess of the prescription drug coverage limit and below the catastrophic coverage threshold. Under the ACA, pharmaceutical companies are obligated to fund 50% of the patient obligation for branded prescription pharmaceuticals in this gap, or “donut hole.” Additionally, an excise tax was levied against certain branded pharmaceutical products. The tax is specified by statute to be approximately $3.5 billion in 2017, $4.2 billion in 2018, and $2.8 billion each year thereafter. The tax is to be apportioned to qualifying pharmaceutical companies based on an allocation of their governmental programs as a portion of total pharmaceutical government programs. The Administration is currently looking at Medicare parts B and D in terms of policy changes in the next session of Congress.

The Centers for Medicare & Medicaid Services (“CMS”) administer the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for generic drugs marketed under ANDAs, manufacturers (including Teva) are required to rebate 13% of the average manufacturer price, and for products marketed under NDAs or BLAs, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the best price during a specified period. An additional rebate for products marketed under NDAs or BLAs is payable if the average manufacturer price increases at a rate higher than inflation, and other methodologies apply to new formulations of existing drugs. This provision was extended at the end of 2015 to cover generic drugs marketed under ANDAs as well. The Association for Accessible Medicines, the generic drug manufacturers’ trade association, is working to undo this policy as penalty on the industry and will continue to lobby for its abolishment.

In addition, the ACA revised certain definitions used for purposes of calculating the rebates, including the definition of “average manufacturer price.” The Comprehensive Addiction and Recovery Act of 2016 contains language intended to exempt certain abuse-deterrent formulations of a drug from the definition of line extension for purposes of the program.

Various state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage.

Europe

General

In Europe, marketing authorizations for pharmaceutical products may be obtained either through a centralized procedure involving the EMA, a mutual recognition procedure which requires submission of applications in other member states following approval by a so-called reference member state, a decentralized procedure that entails simultaneous submission of applications to chosen member states or occasionally through a local national procedure.

During 2017, we continued to register products in the European Union, primarily using the decentralized procedure (simultaneous submission of applications to chosen member states). We continue to use, on occasion, the mutual recognition and centralized procedures.

The European pharmaceutical industry is highly regulated and much of the legislative and regulatory framework is driven by the European Parliament and the European Commission. This has many benefits, including the potential to harmonize standards across the complex European market, but it also has the potential to create complexities affecting the whole of the European market.

In October 2015, the European Commission adopted regulations providing detailed rules for the safety features appearing on the packaging of medicinal products for human use. This legislation, part of the Falsified Medicines Directive, is intended to prevent counterfeit medicines entering into the supply chain and will allow wholesale distributors and others who supply medicines to the public to verify the authenticity of the medicine at the level of the individual pack. The safety features comprise a unique identifier and a tamper-evident seal on the outer packaging, which are to be applied to certain categories of medicines. We are working to ensure we have the necessary infrastructure in place to ensure there is no disruption to our supply chain when the regulations take effect in 2019.

In connection with the Actavis Generics acquisition, we made a number of commitments to the European Commission to divest certain Actavis Generics assets and operations. Transfer of the marketing authorizations to the respective buyers is an important step in meeting these commitments, but in many cases regulatory submissions will also be required to transfer production of the finished product to the buyer. We are working with the regulators to separate certain marketing authorizations to be transferred to the buyers from other linked authorizations, which we are retaining, a process that is expected to take 3-5 years to complete.

In November 2017, the last part of the 2012 European Union regulation regarding pharmacovigilance was implemented, requiring centralized reporting in the European Union instead of individual country reporting. Under this regulation, all adverse events need to be reported regardless of severity.

European Union

The medicines regulatory framework of the European Union requires that medicinal products, including generic versions of previously approved products and new strengths, dosage forms and formulations of previously approved products, receive a marketing authorization before they can be placed on the market in the European Union. Authorizations are granted after a favorable assessment of quality, safety and efficacy by the respective health authorities. In order to obtain authorization, application must be made to the EMA or to the competent authority of the member state concerned. Besides various formal requirements, the application must contain the results of pharmaceutical (physico-chemical, biological or microbiological) tests, pre-clinical

(toxicological and pharmacological) tests and clinical trials. All of these tests must have been conducted in accordance with relevant European regulations and must allow the reviewer to evaluate the quality, safety and efficacy of the medicinal product.

In order to control expenditures on pharmaceuticals, most member states of the European Union regulate the pricing of such products and in some cases limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences among member states.

In addition to patent protection, exclusivity provisions in the European Union may prevent companies from applying for marketing approval for a generic product for eight (or ten years for orphan medicinal products) from the date of the first market authorization of the original product in the European Union. Further, the generic product will be barred from market entry (marketing exclusivity) for a further two years, with the possibility of extending the market exclusivity by one additional year under certain circumstances.

The term of certain pharmaceutical patents may be extended in the European Union by up to five years upon grant of Supplementary Patent Certificates (“SPC”). The purpose of this extension is to increase effective patent life (i.e., the period between grant of a marketing authorization and patent expiry) to 15 years.

Subject to the respective pediatric regulation, the holder of an SPC may obtain a further patent term extension of up to six months under certain conditions. This six-month period cannot be claimed if the license holder claims a one-year extension of the period of marketing exclusivity based on the grounds that a new pediatric indication brings a significant clinical benefit in comparison with other existing therapies.

Orphan designated products, which receive, under certain conditions, a blanket period of ten years of market exclusivity, may receive an additional two years of exclusivity instead of an extension of the SPC if the requirements of the pediatric regulation are met.

The legislation also allows for R&D work during the patent term for the purpose of developing and submitting registration dossiers.

In 2016, the United Kingdom conducted a referendum and voted to leave the European Union, also known as “Brexit.” On March 29, 2017, the British government invoked Article 50 of the Treaty on the European Union and, as a result, the United Kingdom is scheduled to leave the European Union on March 29, 2019. The United Kingdom and European Union are currently in the process of defining their future relationship, but as pharmaceutical legislation in the United Kingdom is largely derived from European Union law and relies on mutual recognition of decision making, implementation of a number of practical steps is required before the United Kingdom exits the European Union. We are working on processes to ensure a smooth transition irrespective of the future decisions between the parties.

Rest of World

In addition to regulations in the United States, we, and our partners, are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales, marketing and distribution of our products, similar or more stringent than the laws of the United States.

Whether or not we, or our partners, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In addition, we, and our partners, may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws, as well as laws and regulations requiring transparency of pricing and marketing information and governing the privacy and security of health information.

If we, or our partners, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Miscellaneous Regulatory Matters

We are subject to various national, regional and local laws of general applicability, such as laws regulating working conditions. We are also subject to country specific data protection laws and regulations applicable to the storage and processing of personal data throughout the world. In addition, we are subject to various national, regional and local environmental protection laws and regulations, including those governing the emission of material into the environment. We are also subject to various national, regional and local laws regulating how we interact with healthcare professionals and representatives of government that impact our promotional activities.

Data exclusivity provisions exist in many countries worldwide and may be introduced in additional countries in the future, although their application is not uniform. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of the brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the submission of generic drug applications for some products even after the patent protection has expired.

In November 2013, the Drug Supply Chain Security Act was enacted in the United States, mandating an industry-wide, national serialization system for pharmaceutical packaging with a ten-year phase-in process. By November 27, 2018, all manufacturers and re-packagers must mark each prescription drug package with a unique serialized code. We are working to meet these requirements on a timely basis. Other countries are following suit with variations of two main requirements: (i) to be able to associate the unit data with the uniquely-identified shipping package, or (ii) to report the data for tracking and tracing of products, reimbursements, and other purposes. The European Union, Russia, China, Korea, Turkey, Argentina, Brazil, India (for exported products) and certain other countries already have laws mandating serialization and we are working to comply with these requirements. Other countries, including India (domestic market), Indonesia, Malaysia, Taiwan and other Latin American countries are currently considering mandating similar requirements.

Employees

As of December 31, 2017, Teva’s work force consisted of approximately 51,800 full-time-equivalent employees. In certain countries, we are party to collective bargaining agreements with certain groups of employees.

The following table presents our work force by geographic area:

	December 31,
	2017	2016	2015
United States	12,416	10,168	6,342
Europe	22,350	24,170	18,316
Rest of the World (excluding Israel)	10,780	15,759	11,256
Israel	6,245	6,863	6,974

Total	51,792	56,960	42,888

As part of our restructuring announcement in December 2017, we expect to reduce our global work force by 14,000 positions, which is over 25% of Teva’s total work force as of December 31, 2017, by the end of 2019 (excluding the impact of any future divestments). The majority of the reductions are expected to occur in 2018. Restructuring efforts will be done in accordance with applicable local requirements. Consultations with the relevant employee representatives began in January 2018.

Available Information

Our main corporate website address is http://www.tevapharm.com. Copies of our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to our company secretary at our principal executive offices or by calling 1-800-950-5089. All of our SEC filings are also available on our website at http://www.tevapharm.com, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. The public may read and copy any materials filed by Teva with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580,Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings we make with the SEC. We also file our annual reports and other information with the Israeli Securities Authority through its fair disclosure electronic system called MAGNA. You may review these filings on the website of the MAGNA system operated by the Israeli Securities Authority at www.magna.isa.gov.il or on the website of the TASE at www.tase.co.il.

ITEM 1A.	RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this annual report and in our other filings with the SEC, including the following risk factors which we face and which are faced by our industry. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. This report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this report and our other SEC filings. See “Forward-Looking Statements” on page 1.

Risks related to our generic medicines business

Our generic medicines business comprises a significant portion of our business, and we are therefore increasingly subject to the significant risks associated with that business.

In 2017, revenues from our generic medicines segment were $12.3 billion, or 55% of our total revenues. Gross profit from our generic medicines segment was $5.1 billion, or 47% of our total gross profit. Generic pharmaceuticals are, as a general matter, less profitable than specialty pharmaceuticals, and face regular and increasing price erosion each year, placing even greater importance on our ability to continually introduce new products. We expect to be more dependent on our generics business and increasingly subject to market and regulatory factors and other risks affecting generic pharmaceuticals worldwide.

Furthermore, in the second quarter of 2017, our generics business in the United States was negatively impacted by certain developments, including: (i) additional pricing pressure as a result of customer consolidation into larger buying groups capable of extracting greater price reductions, (ii) accelerated FDA approval process for generic versions of off-patent medicines, resulting in increased competition for these products and (iii) delays in the launch of some of our new generic products. These developments were the cause of a goodwill impairment of $6.1 billion in the second quarter of 2017.

In the fourth quarter of 2017, we noted further significantly adverse challenges in the U.S. generics market deriving from further limitations on our ability to influence generic medicine pricing in the long term and a decrease in value from future launches and growth. These new developments were the cause of an additional goodwill impairment of $11.0 billion in the fourth quarter of 2017. See note 7 to our consolidated financial statements. If these trends continue or worsen, or if we experience further difficulty in this market, this may continue to adversely affect our revenues and profits from the U.S. generic medicines market.

Sales of our generic products may be adversely affected by the continuing consolidation of our customer base and commercial alliances among our customers.

A significant portion of our sales are made to relatively few U.S. retail drug chains, wholesalers, managed care purchasing organizations, mail order distributors and hospitals. These customers have undergone significant consolidation and formed various commercial alliances in recent years, which may continue to increase the pricing pressures that we face in the United States. Additionally, the emergence of large buying groups, and the prevalence and influence of managed care organizations and similar institutions, have increased pressure on price, as well as terms and conditions required to do business. There are three large Group Purchasing Organizations (“GPOs”) that account for approximately 80% of generics purchases in the United States. During 2017, certain of these GPOs made aggressive requests for pricing proposals and established commercial alliances resulting in greater bargaining power. We expect the trend of increased pricing pressures from our customers and price erosion in the U.S. generics market to continue.

The traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants. For example, Amazon.com has recently made initial moves to develop a pharmaceutical distribution business. Also, the consolidation resulting from the merger between CVS Health and Aetna, if consummated, is expected to create a vertically integrated organization with increased control over the physician and pharmacy networks and, ultimately, over which medicines are sold to patients. In addition, several major hospital systems in the United States announced a plan to form a nonprofit company that will provide U.S. hospitals with a number of generic drugs. In January 2018, Amazon Inc., Berkshire Hathaway Inc. and JPMorgan Chase & Co., announced that they plan to join forces by forming an independent health care company for their combined one million U.S. employees. This initiative is expected to further increase competition and enhance price erosion. These changes to the traditional supply chain could lead to our customers having increased negotiation leverage and to additional pricing pressure and price erosion.

Our net sales and quarterly growth comparisons may also be affected by fluctuations in the buying patterns of retail chains, mail order distributors, wholesalers, and other trade buyers, whether resulting from seasonality, pricing, wholesaler buying decisions or other factors. In addition, since a significant portion of our U.S. revenues is derived from relatively few key customers, any financial difficulties experienced by a single key customer, or any delay in receiving payments from such a customer, could have a material adverse effect on our business, financial condition and results of operations.

The increase in the number of competitors targeting generic opportunities and seeking U.S. market exclusivity for generic versions of significant products may adversely affect our revenues and profits.

Our ability to achieve continued growth and profitability through sales of generic pharmaceuticals is dependent on our continued success in challenging patents, developing non-infringing products or developing products with increased complexity to provide opportunities with U.S. market exclusivity or limited competition.

To the extent that we succeed in being the first to market a generic version of a product, and particularly if we are the only company authorized to sell during the 180-day period of exclusivity in the U.S. market, as provided under the Hatch-Waxman Act, our sales, profits and profitability can be substantially increased in the period following the introduction of such product and prior to a competitor’s introduction of an equivalent product. Even after the exclusivity period ends, there is often continuing benefit from having the first generic product in the market.

However, the number of generic manufacturers targeting significant new generic opportunities with exclusivity under the Hatch-Waxman Act, or which are complex to develop, continues to increase. Additionally, many of the smaller generic manufacturers have increased their capabilities, level of sophistication and development resources in recent years. The FDA has also been limiting the availability of exclusivity periods for new products, which reduces the economic benefit from being first-to-file for generic approvals. The failure to maintain our industry-leading performance in the United States on first-to-file opportunities and to develop and commercialize high complexity generic products could adversely affect our sales and profitability.

The 180-day market exclusivity period is triggered by commercial marketing of the generic product. However, the exclusivity period can be forfeited by our failure to obtain tentative or final approval of our product within a specified statutory period or to launch a product following final court decisions that are no longer subject to appeal holding the applicable patents to be invalid, unenforceable or not infringed. The Hatch-Waxman Act also contains other forfeiture provisions that may deprive the first “Paragraph IV” filer of exclusivity if certain conditions are met, some of which may be outside our control. Accordingly, we may face the risk that our exclusivity period is forfeited before we are able to commercialize a product.

Our revenues and profits from generic products may, and often do, decline as a result of competition from other pharmaceutical companies and changes in policy.

Our generic drugs face intense competition. Prices of generic drugs may, and often do, decline, sometimes dramatically, especially as additional generic pharmaceutical companies (including low-cost generic producers based in China and India) receive approvals and enter the market for a given product and competition intensifies. Consequently, our ability to sustain our sales and profitability on any given product over time is affected by the number of companies selling such product, including new market entrants, and the timing of their approvals. The goals established under the Generic Drug User Fee Act, and increased funding of the FDA’s Office of Generic Drugs, have led to more and faster generic approvals, and consequently increased competition for some of our products. The FDA has stated that it has established new steps to enhance competition, promote access and lower drug prices and is approving record-breaking numbers of generic applications. While these FDA improvements are expected to benefit Teva’s generic product pipeline, they will also benefit competitors that seek to launch products in established generic markets where Teva currently offers products.

Furthermore, brand pharmaceutical companies continue to defend their products vigorously through life cycle management and marketing agreements with payers, pharmacy benefits managers and generic manufacturers. For example, brand companies often sell or license their own generic versions of their products, either directly or through other generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are required for authorized generics, and brand companies do not face any other significant barriers to entry into such market. Brand companies may seek to delay introductions of generic equivalents through a variety of commercial and regulatory tactics. These actions may increase the costs and risks of our efforts to introduce generic products and may delay or prevent such introduction altogether.

We have experienced, and may continue to experience, delays in launches of our new generic products.

Although we believe we have the most extensive pipeline of generic products in the industry, we were unable to successfully execute a number of key generic launches in 2017. Certain launches planned for 2018 and 2019 may also be delayed due to unforeseen circumstances. As a result of these delays, we may not realize the economic benefits previously anticipated in connection with these launches due to increased competition in the market for such products or otherwise. If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products in the United States resulting from pricing pressures and accelerated generics approvals for competing products. Delays in launches of new generic products could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to take advantage of the increasing number of high-value biosimilar opportunities.

Biosimilar products are expected to make up an increasing proportion of the high-value generic opportunities in upcoming years. The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex regulation, which is still evolving. We are behind many of our competitors in developing biosimilars and will require significant investments and collaborations with third parties to take advantage of these opportunities. In October 2016, we entered into an exclusive partnership with Celltrion to commercialize biosimilar candidates to Herceptin® and Rituxan®, which are in development for the U.S. and Canadian markets. There is no assurance that our current and future investments and collaborations regarding biosimilar products will be successful. In January 2018, Celltrion received an FDA warning letter for its facility in Incheon, South Korea. It is likely that the remediation by Celltrion of the issues addressed in the warning letter will result in a delayed approval of both biosimilar products by the FDA.

If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, our sales of generic products may suffer.

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	making changes to the formulation of the brand product and asserting that potential generic competitors must demonstrate bioequivalency or comparable abuse-resistance to the reformulated brand product;

•	pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generic competitors;

•	selling the brand product as their own generic equivalent (an authorized generic), either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled;

•	using the legislative and regulatory process to set definitions of abuse deterrent formulations to protect brand company patents and profits;

•	attaching patent extension amendments to unrelated federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;

•	entering into agreements with pharmacy benefit management companies that have the effect of blocking the dispensing of generic products; and

•	seeking patents on methods of manufacturing certain API.

If pharmaceutical companies or other third parties are successful in limiting the use of generic products through these or other means, our sales of generic products may decline. A material decline in generic product sales could have a material adverse effect on our business, financial condition and results of operations.

From time to time we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition and results of operations. For example, because we license significant intellectual property with respect to certain of our products, such as AUSTEDO and fasinumab, any loss or suspension of our rights to licensed intellectual property could have a material adverse effect on our business, financial condition and results of operations.

Investigations of the calculation of wholesale prices may adversely affect our business.

Many government and third-party payers, including Medicare, Medicaid, Health Maintenance Organization (“HMOs”) and Managed Care Organization (“MCOs”), have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”) or wholesale acquisition cost (“WAC”). In the past several years, U.S. state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s has led to excessive payments for prescription drugs. These investigations, if leading to successful proceedings or settlements, could adversely affect us and may have a material adverse effect on our business, financial condition and results of operations.

Risks related to our specialty medicines business

Our leading specialty medicine, COPAXONE, faces increasing competition, including from two generic versions of our 20 mg/mL product in the United States and one generic version of our 40 mg/mL product, which was launched “at-risk” in the United States, as well as from orally-administered therapies.

In October 2017, the FDA approved a generic version of COPAXONE 40 mg/mL and an additional generic version of COPAXONE 20 mg/mL. A hybrid version of COPAXONE 40 mg/mL was also approved in the European Union. At least one competitor has launched its generic 40 mg/mL product in the U.S. market. We consider the 40 mg/mL generic to be a launch “at risk” until final resolution of the pending patent litigation in this matter. Nevertheless, this launch, and any additional launches of generic 40 mg/mL products, will have an effect on our MS market share and revenues from COPAXONE.

The market for MS treatments continues to develop, particularly with the recent approvals of generic versions of COPAXONE as well as additional generic versions expected to be approved in the future, such as Glatopa® 40 mg/mL. Oral MS treatments, such as Tecfidera®, Gilenya® and Aubagio®, continue to present significant and increasing competition to COPAXONE. Other existing injectable products and monoclonal antibodies are additional sources of competition in this market.

Our MS franchise profit was $3.1 billion, $3.4 billion and $3.1 billion in 2017, 2016 and 2015, respectively. Profitability of our MS franchise as a percentage of COPAXONE revenues was 80.6%, 81.3% and 76.7% in 2017, 2016 and 2015, respectively. Following the approval of generic competition, it is expected that COPAXONE’s revenues and profitability will decrease in the future, which is expected to have a material adverse effect on our financial results and cash flow.

If generic products that compete with any of our specialty products are approved and sold, sales of our specialty products will be adversely affected.

In addition to COPAXONE, certain of our other leading specialty medicines also face patent challenges and impending patent expirations. For example, our ProAir HFA product is expected to face generic competition in 2018 and TREANDA is expected to face generic competition prior to patent expiration beginning in 2019.

Generic equivalents for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. Legislation enacted in most U.S. states allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product in the absence of specific instructions from the prescribing physician. Pursuant to the provisions of the Hatch Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent. Our specialty products are or may become subject to competition from generic equivalents because our patent protection expired or may expire soon. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our specialty products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.

Investments in our pipeline of specialty and other products may not achieve expected results.

We must invest significant resources to develop specialty medicines (including innovations utilizing existing molecules, as well as the development of complex generics), both through our own efforts and through collaborations and in-licensing or acquisition of products from or with third parties. In particular, in light of the recent approvals of generic versions of COPAXONE and the patent challenges and impending patent expirations facing certain of our other specialty medicines, we have in recent years increased our investments in the acquisition and development of products to build our specialty pipeline, including through our acquisitions of Auspex Pharmaceuticals, Inc. and Labrys Biologics, Inc. and in-licensing transactions with Celltrion, Eagle and Regeneron.

The development of specialty medicines involves processes and expertise different from those used in the development of generic medicines, which increase the risk of failure. For example, the time from discovery to commercial launch of a specialty medicine can be 15 years or more and involves multiple stages, including intensive preclinical and clinical testing and highly complex, lengthy and expensive approval processes, which vary from country to country. The longer it takes to develop a new product, the less time that remains to recover development costs and generate profits.

During each stage, we may encounter obstacles that delay the development process and increase expenses, potentially forcing us to abandon a potential product in which we may have invested substantial amounts of time and money. These obstacles may include preclinical failures, difficulty enrolling patients in clinical trials, delays in completing formulation and other work needed to support an application for approval, adverse reactions or other safety concerns arising during clinical testing, insufficient clinical trial data to support the safety or efficacy of the product candidate and delays or failure to obtain the required regulatory approvals for the product candidate or the facilities in which it is manufactured. For example, in 2017, the phase 3 clinical study for laquinimod as treatment for RRMS did not meet its primary endpoint and the phase 2 proof of concept study for laquinimod as treatment for primary progressive MS did not meet its primary or secondary endpoints. Also, the phase 2 proof of concept study for TV-45070 did not meet primary and secondary endpoints in 2017.

Because of the amounts required to be invested in strengthening our pipeline of specialty and other products, we are increasingly reliant on partnerships and joint ventures with third parties, such as our collaborations with Celltrion, Eagle, Otsuka, Nuvelution and Regeneron, and consequently face the risk that some of these third parties may fail to perform their obligations or fail to reach the levels of success that we are relying on to meet our revenue and profit goals. For example, in January 2018, Celltrion received an FDA warning letter for its facility in Incheon, South Korea. It is likely that the remediation by Celltrion of the issues addressed in the warning letter will result in delayed FDA approval for two biosimilar products Celltrion is developing as part of our partnership with them. There is a trend in the specialty pharmaceutical industry of seeking to “outsource” drug development by acquiring companies with promising drug candidates and we face substantial competition from historically innovative companies for such acquisition targets.

Our specialty pharmaceuticals business faces intense competition from companies that have greater resources and capabilities.

We face intense competition in our specialty pharmaceutical business. Many of our competitors are larger and/or have substantially longer experience in the development, acquisition and marketing of branded, innovative and consumer-oriented products. They may be able to respond more quickly to new or emerging market preferences or to devote greater resources to the development and marketing of new products and/or technologies than we can. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, we must demonstrate the benefits of our products relative to competing products that are often more familiar or otherwise better established to physicians, patients and third-party payers. If competitors introduce new products or new variations on their existing products, our marketed products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices.

In addition, our specialty pharmaceuticals business requires much greater use of a direct sales force than does our core generics business. Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. We may also need to enter into co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well-aligned to achieve maximum market penetration. Any failure to attract or retain qualified sales personnel or to enter into third-party arrangements on favorable terms could prevent us from successfully maintaining current sales levels or commercializing new innovative and specialty products.

We depend on the effectiveness of our patents, confidentiality agreements and other measures to protect our intellectual property rights.

The success of our specialty medicines business depends substantially on our ability to obtain patents and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products identical or similar to ours. We have been issued numerous patents covering our specialty medicines, and have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States. Currently pending patent applications may not result in issued patents or be approved on a timely basis or at all. Any existing or future patents issued to or licensed by us may not provide us with any competitive advantages for our products or may be challenged or circumvented by competitors.

In addition to the recently approved generic versions of COPAXONE, we have recently suffered an adverse court ruling and unfavorable appeal board decisions in lawsuits and proceedings challenging the validity and/or enforceability of the U.S. patents covering COPAXONE 40 mg/mL, which is our most significant single contributor to revenues and profits. While we are defending the validity of these patents and have appealed these decisions, such efforts are expensive and time-consuming. There can be no assurance that such efforts will be successful. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practices regarding the enforcement of intellectual property rights. The loss of patent protection or regulatory exclusivity on these or other specialty medicines could materially impact our business, results of operations, financial condition and prospects.

We also rely on trade secrets, unpatented proprietary know-how, trademarks, regulatory exclusivity and continuing technological innovation that we seek to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. These measures may not provide adequate protection for our unpatented technology. If these agreements are breached, it is possible that we will not have adequate remedies. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors or we may not be able to maintain the confidentiality of information relating to such products. If we are unable to adequately protect our technology, trade secrets or proprietary know-how, or enforce our intellectual property rights, our results of operations, financial condition and cash flows could suffer.

Risks related to our substantially increased indebtedness

We have substantial debt of $32.5 billion as of December 31, 2017, which has increased our expenses and restricts our ability to incur additional indebtedness or engage in other transactions.

Our consolidated debt was $32.5 billion at December 31, 2017, compared to $35.8 billion at December 31, 2016 and approximately $9.9 billion at December 31, 2015, prior to the Actavis Generics acquisition. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional debt or equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, incur significant transaction fees or include more restrictive covenants. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and note 11 to our consolidated financial statements for a detailed discussion of our outstanding indebtedness.

Our cash flows have declined and we may have lower-than-anticipated cash flows in the future, which could further reduce our available cash. Although we believe that we will have access to cash sufficient to meet our business objectives and capital needs, this reduced availability of cash could constrain our ability to grow our business. In addition, our earnings have declined and we may have lower-than-anticipated earnings in the future. Certain of our loan agreements include restrictive covenants, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. Approximately $3.7 billion of our debt is subject to such covenants and, under specified circumstances, including non-compliance with such covenants and the unavailability of any waiver, amendment or other modification thereto and the expiration of any applicable grace period thereto, substantially all other debt could be negatively impacted by non-compliance with such covenants.

As of December 31, 2017, we were in compliance with all applicable financial ratios. We continue to take steps to reduce our debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. Based on our current forecast for the next twelve months from the date of issuance of these financial statements, we expect to remain in compliance with these financial covenants after taking into consideration the effect of implementation of certain cost-efficiency initiatives, such as rationalization of our plants, selling and marketing, general and administrative and research and development spend, which would allow us to continue to comply with the financial covenants. We have amended such covenants in the past, including the net debt to EBITDA ratio covenant to permit a higher ratio, most recently on February 1, 2018. Although we have successfully negotiated amendments to our loan agreements in the past, we cannot guarantee that we will be able to amend such agreements on terms satisfactory to us, or at all, if required to maintain compliance in the future. If we experience lower than required earnings and cash flows to continue to maintain compliance and efforts could not be successfully completed on commercially acceptable terms, we may curtail additional planned spending, may divest additional assets in order to generate enough cash to meet our debt requirements and all other financial obligations.

This substantial level of debt and lower levels of cash have severely impacted our business and resulted in the restructuring plan announced in December 2017, including: (i) a substantial reduction in our global workforce; (ii) substantial optimization of our generics medicines portfolio; (iii) the restructuring and optimization of our manufacturing and supply network, including the closure or divestment of a significant number of manufacturing plants around the world; (iv) a thorough review of R&D programs in preparation of the closure or divestment of a significant number of R&D facilities, headquarters and other office locations across all geographies; (v) an ongoing review of additional potential divestments of non-core assets; and (vi) the suspension of dividend payments to holders of ordinary shares.

Our substantial net debt could also have other important consequences to our business, including, but not limited to:

•	making it more difficult for us to satisfy our obligations;

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing;

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and

•	restricting us from pursuing certain business opportunities.

In addition, in light of the amount of unhedged floating-rate debt we currently have outstanding (approximately $3.4 billion at December 31, 2017), we have substantial exposure to increases in interest rates.

We may need to raise additional funds in the future, which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to refinance existing debt or for general corporate purposes, including to fund potential acquisitions or investments. If we issue ordinary equity, convertible preferred equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest and potentially lowering our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

If our credit ratings are further downgraded by leading rating agencies, we may not be able to raise debt or borrow funds in amounts or on terms that are favorable to us, if at all.

Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings at any time will reflect each rating organization’s then opinion of our financial strength, operating performance and ability to meet our debt obligations. Following the completion of the Actavis Generics acquisition, Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and Moody’s Investor Service, Inc. (“Moody’s”) downgraded our ratings to BBB and Baa2, respectively, compared to A- and A2, respectively, prior to the announcement of the acquisition in July 2015. In February 2017, following the court ruling invalidating our COPAXONE 40 mg/mL patents, both Standard and Poor’s and Moody’s changed our ratings outlook from stable to negative. In August 2017, following our release of revised 2017 guidance, both Standard and Poor’s and Moody’s downgraded our rating to BBB- and Baa3, respectively. In November 2017, Fitch Ratings Inc. (“Fitch”) downgraded our rating to non-investment grade, from BBB- to BB, with a negative outlook. On January 12, 2018, Moody’s downgraded our rating to non-investment grade from Baa3 to Ba2, with a stable outlook. On February 8, 2018, Standard and Poor’s downgraded our rating to non-investment grade from BBB- to BB, with a stable outlook.

The downgrade of our ratings to non-investment grade by Fitch, Moody’s and Standard & Poor’s, limits our ability to borrow at interest rates consistent with the interest rates that were available to us prior to such downgrades. This may limit our ability to sell additional debt securities or borrow money in the amounts, at the times or interest rates, or upon the terms and conditions that would have been available to us if our previous credit ratings had been maintained. In addition, these downgrades have required us to increase the deferred purchase price of our trade receivables securitization program. As a result, we expect to incur a decrease of $100–$200 million in cash amounts received from such program in the first quarter of 2018.

Additional risks related to our business and operations

Failure to effectively execute the recently announced restructuring plan may adversely affect our business, financial condition and results of operations.

In December 2017, we announced a comprehensive restructuring plan aimed at restoring our financial security and stabilizing our business by realizing operational efficiencies and reducing our total cost base by $3 billion by the end of 2019. The restructuring plan includes:

•	substantial optimization of the generics portfolio globally, and most specifically in the United States, through a more tailored approach to the portfolio with increased focus on profitability;

•	closure or divestment of a significant number of manufacturing plants in the United States, Europe, Israel and Growth Markets;

•	closure or divestment of a significant number of R&D facilities, headquarters and other office locations across all geographies; and

•	a thorough review of all R&D programs across the Company to prioritize core projects and immediately terminate others.

The restructuring plan is expected to result in the reduction of 14,000 positions globally (over 25% of Teva’s total workforce) by the end of 2019. We expect to record an additional restructuring charge related to the implementation of the restructuring plan in 2018 and 2019, mainly related to severance costs.

We may not be able to achieve the level of benefit that we expect to realize from the restructuring plan within the expected time frame, or at all, due to unforeseen difficulties, delays or costs.

We may face wrongful termination, discrimination or other legal claims from employees affected by the workforce reduction. We may incur substantial costs defending against such claims, regardless of their merits, and such claims may significantly increase our severance costs. Additionally, we may see variances in the estimated severance costs depending on the category of employees and locations in which severance is incurred.

As part of plant closures and the transfer of production of pharmaceutical products to other sites, we are required to obtain the consent of customers and the relevant regulatory agencies. Delay or failure in obtaining such consents may have a material negative impact on our ability to effectively execute the restructuring plan. Withdrawal of business and operations from a market may result in claims for breach of contract from third parties, such as vendors, suppliers, contractors and customers that may materially impact the financial benefits of such move.

Upon the proposed divestiture of any facility in connection with our restructuring plan, we may not be able to divest such facility at a favorable price or in a timely manner. Any divestiture that we are unable to complete may cause additional costs associated with retaining the facility or closing and disposing of the impacted businesses.

The restructuring and streamlining of our manufacturing network and resulting announcements of the sale or closure of a significant number of manufacturing sites around the world could trigger labor unrest or strikes, potentially resulting in significant product supply disruptions.

The restructuring plan may lead to the loss of certain tax benefits we currently receive in Israel, which may have a material impact on our overall financial results.

The workforce reduction in connection with the restructuring plan may result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities and the disruption of business continuity, all of which could negatively affect operational efficiencies and increase our operating expenses in the short term.

Our failure to effectively execute the restructuring plan may lead to significant volatility, and a decline, in the price of our securities. This may expose us to securities class action and shareholder derivative litigation, potentially resulting in substantial costs and expenses.

We cannot guarantee that the restructuring plan will be successful and we may need to take additional restructuring steps in the future to achieve the goals announced in December 2017.

Uncertainties related to, and failure to achieve, the potential benefits and success of our new senior management team and organizational structure may adversely affect our business, strategy, financial condition and results of operations.

Effective November 1, 2017, Kåre Schultz joined Teva as President and Chief Executive Officer, succeeding Dr. Yitzhak Peterburg. Dr. Peterburg replaced Erez Vigodman and served as Interim President and Chief Executive Officer from February to November 2017. Mr. Schultz is our seventh CEO since 2007 and sixth since 2012. In November 2017, we announced a new organizational and leadership structure, including:

•	the departure of three executive officers from Teva;

•	the internal promotion of six executives to Teva’s executive management team;

•	the combination of Teva’s generic and specialty global groups into one commercial organization responsible for Teva’s entire portfolio, including generics, specialty and OTC, which will operate through three regions, North America, Europe and Growth Markets;

•	the combination of Teva’s generic and specialty R&D organizations into a global group with overall responsibility for all R&D activities, including generics, specialty and biologics; and

•	the formation of a newly formed Marketing & Portfolio function responsible for overseeing the interface between regions, R&D and operations.

Any significant leadership change or executive management transition involves risks. Failure to effectively transfer knowledge or otherwise conduct a smooth leadership transition process could hinder our strategic planning, execution and anticipated performance.

The establishment of a new executive management team may create a number of transitional challenges, which may cause disruptions to our business. We cannot be assured that a smooth transition of our executive management team has occurred or that we have taken all necessary steps to effect an orderly continuation of our operations during the transitional period. We cannot be assured that the integration of our new executive management team will occur in a timely manner, or that such integration will not present additional transitional challenges or adversely affect the operation of our business. We cannot be assured that our new management team will be successful in executing our restructuring plans and future business strategy.

We may experience operational disruptions as we implement our new organizational structure. The expected cost savings and operational efficiencies from the newly introduced organizational structure are based on assumptions and expectations, which are reasonable in our judgment, but may not be accurate due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect or if we experience delays or unforeseen events in implementing the new organizational structure, our business operations and financial results may be harmed.

The recent changes in our senior management and organizational structure may be the source of uncertainty and concern for our employees, as well as for current and potential customers, other business partners, debtholders and shareholders. Any of these could have a material adverse effect on our business, reputation, financial condition or results of operations, and ultimately on the anticipated benefits of the reorganization.

In addition, the establishment of a new management team following the relatively frequent senior management transitions in recent years, may result in disruption of our business operations, distraction of our employees and management, difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel and difficulty in negotiating, maintaining or consummating business or strategic relationships or transactions. If we are unable to mitigate these or other potential risks, our business and operating results may be adversely impacted.

The expected review of our R&D programs may harm our pipeline of future products.

In December 2017, we announced our intention to close or sell a significant number of R&D facilities across all geographies after conducting a thorough review of all R&D programs across the company, including both generics and specialty. This review may lead to termination of R&D programs that are in advanced stages and may cause disruptions to our R&D programs and product pipeline. In addition, we may not realize the anticipated benefits of such closures and divestments, including the efficiencies and substantial cost savings expected, and such closures and divestments may result in difficulty maintaining a substantial pipeline of future generic and specialty products.

Our success depends on our ability to develop and commercialize additional pharmaceutical products.

Our financial results depend upon our ability to develop and commercialize additional pharmaceutical products, both specialty and generic, in a timely manner, particularly in light of the patent challenges, regulatory approvals and “at-risk” launch of a generic competitor to the 40 mg/mL version of our leading specialty medicine, COPAXONE, and patent challenges and impending patent expirations facing certain of our other specialty medicines. Commercialization requires that we successfully develop, test and manufacture both generic and specialty products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory and safety standards; if health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. Developing and commercializing additional pharmaceutical products is also subject to difficulties relating to the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients; preclusion from commercialization by the proprietary rights of others; the costs of manufacture and commercialization; costly legal actions brought by our competitors that may delay or prevent development or commercialization of a new product; and delays and costs associated with the approval process of the FDA and other U.S. and international regulatory agencies.

The development and commercialization process, particularly with respect to specialty medicines as well as the complex generic medicines that we increasingly focus on, is both time-consuming and costly and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products.

We may be subject to further adverse consequences following our resolution with the United States government of our FCPA investigations and related matters.

We are required to comply with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption laws in other jurisdictions around the world where we do business. Compliance with these laws has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years. Actions by our employees, or by third-party intermediaries acting on our behalf, in violation of such laws, whether carried out in the United States or elsewhere in connection with the conduct of our business (including the conduct described below) have exposed us, and may further expose us, to significant liability for violations of the FCPA or other anti-corruption laws and accordingly may have a material adverse effect on our reputation, business, financial condition and results of operations.

For several years, we conducted a voluntary worldwide investigation into business practices that may have implications under the FCPA, following the receipt, beginning in 2012, of subpoenas and informal document requests from the SEC and the Department of Justice (“DOJ”) with respect to compliance with the FCPA in certain countries. In December 2016, we reached a resolution with the SEC and DOJ to fully resolve these FCPA matters. The resolution, which relates to conduct in Russia, Mexico and Ukraine during 2007-2013, provides for: penalties of approximately $519 million, which include a fine, disgorgement and prejudgment interest; a three-year deferred prosecution agreement (“DPA”); a guilty plea by our Russian subsidiary to criminal charges of violations of the anti-bribery provisions of the FCPA; consent to entry of a final judgment against us settling civil claims of violations of the anti-bribery, internal controls and books and records provisions of the FCPA; and the retention of an independent compliance monitor for a period of three years. The SEC civil consent and DOJ deferred prosecution agreement have each obtained court approval. A court has also accepted the guilty plea entered by our Russian subsidiary and the negotiated settlement.

Under our DPA with the DOJ, we admitted to the conduct that violated the FCPA described in the statement of facts attached to the DPA and the DOJ agreed to defer the prosecution of certain FCPA-related charges against us and not to bring any further criminal or civil charges against us or any of our subsidiaries related to such conduct. We agreed, among other things, to continue to cooperate with the DOJ, review and maintain our anti-bribery compliance program and retain an independent compliance monitor. If, during the term of the DPA (approximately three years, unless extended), the DOJ determines that we have committed a felony under federal law, provided deliberately false or misleading information or otherwise breached the DPA, we could be subject to prosecution and additional fines or penalties, including the deferred charges.

As a result of the settlement and the underlying conduct, our sales and operations in the affected countries may be negatively impacted, and we may be subject to additional criminal or civil penalties or adverse impacts, including lawsuits by private litigants or investigations and fines imposed by authorities other than the U.S. government. We have received inquiries from governmental authorities in certain of the countries referenced in our resolution with the SEC and DOJ and we recently entered into a contingent cessation of proceedings arrangement with Israeli authorities regarding an investigation into the conduct that was the subject of the FCPA investigation and resulted in the above-mentioned resolution with the SEC and DOJ, requiring us to pay approximately $22 million. In addition, there can be no assurance that the remedial measures we have taken and will take in the future will be effective or that there will not be a finding of a material weakness in our internal controls. Any one or more of the foregoing, including any violation of the DPA, could have a material adverse effect on our reputation, business, financial condition and results of operations.

Sanctions and other trade control laws create the potential for significant liabilities, penalties and reputational harm.

As a company with global operations, we may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export and diversion of goods (including finished goods, materials, APIs, packaging materials, other products and machines) services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control (OFAC), other U.S. agencies and multiple other agencies of other jurisdictions around the world where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of finished goods and API as well as the licensing of our intellectual property. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States. and elsewhere, in recent years. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries (such as distributors and wholesalers) or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.

Manufacturing or quality control problems may damage our reputation for quality production, demand costly remedial activities and negatively impact our financial results.

As a pharmaceutical company, we are subject to substantial regulation by various governmental authorities. For instance, we must comply with requirements of the FDA, EMA and other healthcare regulators with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to strictly comply with these regulations and requirements may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as regulators outside the United States, and our products must be made in a manner consistent with cGMP, or similar standards in each territory in which we manufacture. In addition, the FDA and other agencies periodically inspect our manufacturing facilities. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected.

In recent years, there has been increasing regulatory scrutiny of pharmaceutical manufacturers, resulting in product recalls, plant shutdowns and other required remedial actions. We have been subject to increasing scrutiny of our manufacturing operations, and in previous years several of our facilities have been the subject of significant regulatory actions requiring substantial expenditures of resources to ensure compliance with more stringently applied production and quality control regulations. For example, we discontinued manufacturing activities at our facility in Godollo, Hungary following an FDA inspection in 2016, halted operations at our facility in Guadalajara, Mexico (acquired as part of the Rimsa acquisition) due to compliance issues that existed prior to the acquisition, and in May 2017 undertook corrective actions to address quality issues raised in connection with an FDA audit and warning letter received in April 2017 regarding our API production facility in China. These regulatory actions also adversely affected our ability to supply various products worldwide and to obtain new product approvals at such facilities. Also, in January 2018, Celltrion received an FDA warning letter for its facility in Incheon, South Korea. It is likely that the remediation by Celltrion of the issues addressed in the warning letter will result in a delay in FDA approval for two biosimilar products in our pipeline. If any regulatory body were to require one or more of our significant manufacturing facilities to cease or limit production, our business could be adversely affected. In addition, because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions or obtaining approval to manufacture at a different facility could also have a material adverse effect on our business, financial condition and results of operations.

The manufacture of our products is highly complex, and an interruption in our supply chain or problems with internal or third party information technology systems could adversely affect our results of operations.

Our products are either manufactured at our own facilities or obtained through supply agreements with third parties. Many of our products are the result of complex manufacturing processes, and some require highly specialized raw materials. For some of our key raw materials, we have only a single, external source of supply, and alternate sources of supply may not be readily available. If our supply of certain raw materials or finished products is interrupted from time to time, or proves insufficient to meet demand, our cash flows and results of operations could be adversely impacted. Moreover, as we accelerate the planned streamlining of our manufacturing network, as part of the recently announced restructuring plan, we may become more dependent on certain plants and operations for our supply. Our inability to timely manufacture any of our significant products could have a material adverse effect on our business, financial condition and results of operations.

We also rely on complex shipping arrangements to and from the various facilities of our supply chain. Customs clearance and shipping by land, air or sea routes rely on and may be affected by factors that are not in our full control or are hard to predict.

The workforce reduction in connection with the restructuring plan announced in December 2017 may result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies.

In addition, we rely on complex information technology systems, including Internet-based systems, to support our supply-chain processes as well as internal and external communications. The size and complexity of our systems make them potentially vulnerable to breakdown or interruption, whether due to computer viruses or other causes that may result in the loss of key information or the impairment of production and other supply chain processes. Such disruptions and breaches of security could have a material adverse affect on our business, financial condition and results of operation.

Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, proprietary business information (both ours and that of our customers, suppliers and business partners) and personally identifiable information of our employees. We could also experience business interruption, information theft, legal claims and liability, regulatory penalties and/or reputational damage from cyber-attacks, which may compromise our systems and lead to data leakage either internally or at our third party providers. Our systems have been, and are expected to continue to be, the target of malware and other cyber-attacks. Although we have invested in measures to reduce these risks, we cannot guarantee that these measures will be successful in preventing compromise and/or disruption of our information technology systems and related data.

The failure to recruit or retain key personnel, or to attract additional executive and managerial talent, could adversely affect our business.

Given the size, complexity and global reach of our business and our multiple areas of focus, each of which would be a significant stand-alone company, we are especially reliant upon our ability to recruit and retain highly qualified management and other employees. Our ability to retain key employees may be diminished by the recent restructuring announcements and financial challenges we face. In addition, the success of our R&D activities depends on our ability to attract and retain sufficient numbers of skilled scientific personnel, which may be limited by the planned streamlining and reduction of our R&D programs announced in December 2017. Any loss of service of key members of our organization, or any diminution in our ability to continue to attract high-quality employees, may delay or prevent the achievement of major business objectives.

Our President and CEO, Kåre Schultz, who was appointed after a thorough global search process, initiated the restructuring plan for our business in December 2017. If we cannot retain our CEO, we may have difficulty finding a replacement in a timely manner. This may impact our ability to effect our restructuring plan and business strategy and may also have a material adverse effect on our business, financial condition and results of operation.

Because our facilities are located throughout the world, we are subject to varying intellectual property laws that may adversely affect our ability to manufacture our products.

We are subject to intellectual property laws in all countries where we have manufacturing facilities. Modifications of such laws or court decisions regarding such laws may adversely affect us and may impact our ability to produce and export products manufactured in any such country in a timely fashion. Additionally, the existence of third-party patents in such countries, with the attendant risk of litigation, may cause us to move production to a different country (potentially leading to significant production delays) or otherwise adversely affect our ability to export certain products from such countries.

We have significant operations globally, including in countries that may be adversely affected by political or economic instability, major hostilities or acts of terrorism, which exposes us to risks and challenges associated with conducting business internationally.

We are a global pharmaceutical company with worldwide operations. Although approximately 80% of our sales are in the United States and Western Europe, an increasing portion of our sales and operational network are located in other regions, such as Latin America, Central and Eastern Europe and Asia, which may be more susceptible to political and economic instability. Our operations in Venezuela are increasingly challenging due to instability there. Our partnership with Celltrion for fremanezumab is located in South Korea, which is under political and military threat. Other countries and regions, such as the United States and Western Europe, also face potential instability due to political and other developments. In the United States, although the recent reforms in the U.S. tax code did not include a “border adjustment tax” or other restrictions on trade, if such tax or restriction were to be implemented in the future, this could interfere with international trade in pharmaceuticals. As a company that manufactures most of its products outside the United States, such a tax or other restriction, if enacted, may have a material adverse effect on our business, financial condition and results of operations.

Significant portions of our operations are conducted outside the markets in which our products are sold, and accordingly we often import a substantial number of products into such markets. We may, therefore, be denied access to our customers or suppliers or denied the ability to ship products from any of our sites as a result of a closing of the borders of the countries in which we sell our products, or in which our operations are located, due to economic, legislative, political and military conditions, including hostilities and acts of terror, in such countries. In addition, certain countries have put regulations in place requiring local manufacturing of goods, while foreign-made products are subject to pricing penalties or even bans from participation in public procurement auctions.

We face additional risks inherent in conducting business internationally, including compliance with laws and regulations of many jurisdictions that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, the Foreign Corrupt Practices Act, the UK Bribery Act 2010 and other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees (or third parties acting on our behalf), our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violation could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to attract and retain employees, our business, our financial condition and our results of operations.

Our corporate headquarters and a significant portion of our manufacturing activities are located in Israel. Our Israeli operations are dependent upon materials imported from outside Israel. Accordingly, our operations could be materially and adversely affected by acts of terrorism or if major hostilities were to occur in the Middle East or trade between Israel and its present trading partners were materially impaired, including as a result of acts of terrorism in the United States or elsewhere.

A significant portion of our revenues is derived from sales to a limited number of customers.

A significant portion of our revenues are derived from sales to a limited number of customers. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial condition and results of operations could be materially adversely affected. During the years ended December 31, 2017, 2016 and 2015, McKesson Corporation represented 16%, 15% and 20% of our revenues, respectively, and AmerisourceBergen Corporation represented 15%, 19% and 20% of our revenues, respectively.

We may not be able to find or successfully bid for suitable acquisition targets or licensing opportunities, or consummate and integrate future acquisitions.

We may evaluate or pursue potential acquisitions, collaborations and licenses, among other transactions. Relying on acquisitions and other transactions as sources of new specialty and other products, or a means of growth, involves risks that could adversely affect our future revenues and operating results. For example:

•	Appropriate opportunities to enable us to execute our business strategy may not exist, or we may fail to identify them.

•	Competition in the pharmaceutical industry for target companies and development programs has intensified and has resulted in decreased availability of, or increased prices for, suitable transactions. We may not be able to pursue relevant transactions due to financial capacity constraints.

•	We may not be able to obtain necessary regulatory approvals, including those of competition authorities, and as a result, or for other reasons, we may fail to consummate an announced acquisition.

•	The negotiation of additional transactions may divert management’s attention from our existing business operations, resulting in the loss of key customers and/or personnel and exposing us to unanticipated liabilities.

•	We may fail to integrate acquisitions successfully in accordance with our business strategy or achieve expected synergies and other results. Integrating the operations of multiple new businesses with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us.

•	We may not be able to retain experienced management and skilled employees from the businesses we acquire and, if we cannot retain such personnel, we may not be able to attract new skilled employees and experienced management to replace them.

•	We may purchase a company that has excessive known or unknown contingent liabilities, including, among others, patent infringement or product liability claims, or that otherwise has significant regulatory or other issues not revealed as part of our due diligence, as occurred in the Rimsa transaction.

We may decide to sell assets, which could adversely affect our prospects and opportunities for growth.

We may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. In connection with our restructuring plan announced in December 2017, we intend to close or divest a significant number of manufacturing plants and R&D facilities. We have explored and may continue to explore the sale of certain non-core assets. We may fail to identify appropriate opportunities to divest assets on terms acceptable to us. If divestiture opportunities are found, consummation of any such divestiture may be subject to closing conditions, including obtaining necessary regulatory approvals, including those of competition authorities, and as a result, or for other reasons, we may fail to consummate an announced divestiture. Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets.

Compliance, regulatory and litigation risks

We are subject to extensive governmental regulation, which can be costly and subject our business to disruption, delays and potential penalties.

We are subject to extensive regulation by the FDA and various other U.S. federal and state authorities and the EMA and other foreign regulatory authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs. For example, in 2017 we experienced delays in obtaining anticipated approvals for various generic and specialty products, and we may continue to experience similar delays.

In addition, no assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and post marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Our facilities are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities, and we must incur expense and expend effort to ensure compliance with these complex regulations.

Failure to comply with all applicable regulatory requirements may subject us to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, shutdown of production, revocation of approvals or the inability to obtain future approvals, or exclusion from future participation in government healthcare programs. Any of these events could disrupt our business and have a material adverse effect on our revenues, profitability and financial condition.

Healthcare reforms, and related reductions in pharmaceutical pricing, reimbursement and coverage, by governmental authorities and third-party payers may adversely affect our business.

The continuing increase in expenditures for healthcare has been the subject of considerable government attention almost everywhere we conduct business, particularly as public resources have been stretched by financial and economic crises in the United States, Western Europe and elsewhere. Both private health insurance funds and government health authorities continue to seek ways to reduce or contain healthcare costs, including by reducing or eliminating coverage for certain products and lowering reimbursement levels. In most of the countries and regions where we operate, including the United States, Western Europe, Israel, Russia, Japan, certain countries in Central and Eastern Europe and several countries in Latin America, pharmaceutical prices are subject to new government policies designed to reduce healthcare costs. These changes frequently adversely affect pricing and profitability and may cause delays in market entry. Public scrutiny has increased political and other pressures on pharmaceutical pricing, further inhibiting the raising of prices, which, in many cases, had become routine. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products.

Significant developments that may adversely affect pricing in the United States include (i) the enactment of federal healthcare reform laws and regulations, including the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the ACA and (ii) trends in the practices of managed care groups and institutional and governmental purchasers, including the impact of consolidation of our customers. Changes to the healthcare system enacted as part of healthcare reform in the United States, as well as the increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, may result in increased pricing pressure by influencing, for instance, the reimbursement policies of third-party payers. Healthcare reform legislation has increased the number of patients who have insurance coverage for our products, but provisions such as the assessment of a branded pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs may have an adverse effect on us. It is uncertain how current and future reforms in these areas will influence the future of our business operations and financial condition. In 2017, a new administration, which had promised to repeal and replace the ACA, took office in the United States. We cannot predict the form any such replacement of the ACA may take, although it may have the impact of reducing the number of insured individuals as well as coverage for pharmaceutical products.

In addition, “tender systems” for generic pharmaceuticals have been implemented (by both public and private entities) in a number of significant markets in which we operate, including Germany and Russia, in an effort to lower prices. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. These measures impact marketing practices and reimbursement of drugs and may further increase pressure on reimbursement margins. Certain other countries may consider the implementation of a tender system. Failing to win tenders or our withdrawal from participating in tenders, or the implementation of similar systems in other markets leading to further price declines, could have a material adverse effect on our business, financial position and results of operations.

Governmental investigations into sales and marketing practices, particularly for our specialty pharmaceutical products, may result in substantial penalties.

We operate around the world in complex legal and regulatory environments, and any failure to comply with applicable laws, rules and regulations may result in civil and/or criminal legal proceedings. As those rules and regulations change or as interpretations of those rules and regulations evolve, our prior conduct or that of companies we have acquired may be called into question. In the United States, we are currently responding to federal investigations into our marketing practices with regard to several of our specialty pharmaceutical products, which could result in civil litigation brought on behalf of the federal government. Responding to such investigations is costly and involves a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. Future settlements may involve large monetary penalties. In addition, government authorities have significant leverage to persuade pharmaceutical companies to enter into corporate integrity agreements, which can be expensive and disruptive to operations. See “Government Investigations and Litigation Relating to Pricing and Marketing” in note 13 to our consolidated financial statements.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products, and we have sold and may in the future elect to sell products prior to the final resolution of outstanding patent litigation, and, as a result, we could be subject to liability for damages in the United States, Europe and other markets where we do business.

Our ability to introduce new products depends in large part upon the success of our challenges to patent rights held by third parties or our ability to develop non-infringing products. Based upon a variety of legal and commercial factors, we may elect to sell a product even though patent litigation is still pending, either before any court decision is rendered or while an appeal of a lower court decision is pending. The outcome of such patent litigation could, in certain cases, materially adversely affect our business. For example, we launched a generic version of Protonix® (pantoprazole) despite pending litigation with the company that sells the brand versions, which we eventually settled in 2013 for $1.6 billion.

If we sell products prior to a final court decision, whether in the United States, Europe or elsewhere, and such decision is adverse to us, we could be required to cease selling the infringing products, causing us to lose future sales revenue from such products and to face substantial liabilities for patent infringement, in the form of either payment for the innovator’s lost profits or a royalty on our sales of the infringing products. These damages may be significant, and could materially adversely affect our business. In the United States, in the event of a finding of willful infringement, the damages assessed may be up to three times the profits lost by the patent owner. Because of the discount pricing typically involved with generic pharmaceutical products, patented brand products generally realize a significantly higher profit margin than generic pharmaceutical products. As a result, the damages assessed may be significantly higher than our profits. In addition, even if we do not suffer damages, we may incur significant legal and related expenses in the course of successfully defending against infringement claims.

We may be susceptible to significant product liability claims that are not covered by insurance.

Our business inherently exposes us to claims for injuries allegedly resulting from the use of our products. As our portfolio of available products expands, particularly with new specialty products, we may experience increases in product liability claims asserted against us. The potential for product liability claims may increase further upon the implementation of proposed regulations in the United States that would permit companies to change the labeling of their generic products.

With respect to product liability exposure for products we sell outside of the United States, we have limited insurance coverage, which is subject to varying levels of deductibles and/or self-insured retentions. For product liability exposure in the United States, although in the past we have had limited coverage, with very high deductibles and/or self-insured retentions, we are no longer buying coverage for product liability claims arising in the United States. Product liability coverage for pharmaceutical companies, including us, is increasingly expensive and difficult to obtain on reasonable terms. In addition, where claims are made under insurance policies, insurers may reserve the right to deny coverage on various grounds.

Our patent settlement agreements, which are important to our business, face increased government scrutiny in both the United States and Europe, and may expose us to significant damages.

We have been involved in numerous litigations involving challenges to the validity or enforceability of listed patents (including our own), and therefore settling patent litigations has been and is likely to continue to be an important part of our business. Parties to such settlement agreements in the United States, including us, are required by law to file them with the Federal Trade Commission (“FTC”) and the Antitrust Division of the DOJ for review. In June 2013, the United States Supreme Court held, in Federal Trade Commission v. Actavis, Inc. (the “AndroGel case”), that a rule of reason test – analyzing settlements in their entirety – should be applied to determine whether such settlements violate the federal antitrust laws. This test has resulted in increased scrutiny of Teva’s patent settlements, additional action by the FTC and state and local authorities, and an increased risk of liability in Teva’s currently pending antitrust litigations. The FTC has also brought actions against some brand and generic companies, including us, that have entered into such agreements. Accordingly, we may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC, or others, such as customers, may commence an action against us alleging violations of the antitrust laws. Such settlement agreements may further expose us to claims by purchasers of the products for unlawfully inhibiting competition. We are currently defendants in private antitrust actions involving numerous settlement agreements.

The European Commission (“EU Commission”) is also placing intense scrutiny on the European pharmaceutical sector. The EU Commission has initiated proceedings against us in connection with several patent settlement agreements. More generally, there is a risk that the increased scrutiny of the European pharmaceutical sector may lead to changes in the regulation of our business that may have an adverse impact on our results of operations in Europe. See “Competition Matters” in note 13 to our consolidated financial statements.

Any failure to comply with the complex reporting and payment obligations under the Medicare and Medicaid programs may result in further litigation or sanctions, in addition to those that we have announced in previous years.

The U.S. laws and regulations regarding Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. The subjective decisions and complex methodologies used in making calculations under these programs are subject to review and challenge, and it is possible that such reviews could result in material changes. A number of state attorney generals and others have filed lawsuits alleging that we and other pharmaceutical companies reported inflated average wholesale prices, leading to excessive payments by Medicare and/or Medicaid for prescription drugs. Such allegations could, if proven or settled, result in additional monetary penalties (beyond the lawsuits we have already settled) and possible exclusion from Medicare, Medicaid and other programs. In addition, we are notified from time to time of governmental investigations regarding drug reimbursement or pricing issues. See “Government Investigations and Litigation Relating to Pricing and Marketing” in note 13 to our consolidated financial statements. Certain parts of Medicare benefits are under scrutiny, as the U.S. Congress looks for ways to reduce government spending on prescription medicines.

Our failure to comply with applicable environmental laws and regulations worldwide could adversely impact our business and results of operations.

We are subject to laws and regulations concerning the environment, safety matters, regulation of chemicals and product safety in the countries where we manufacture and sell our products or otherwise operate our business. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of pollutants into the environment. If we fail to comply with these laws and regulations, we may be subject to enforcement proceedings including fines and penalties. In the normal course of our business, we are also exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could require remediation of contaminated soil and groundwater. Under certain laws, we may be required to remediate contamination at certain of our properties, regardless of whether the contamination was caused by us or by previous occupants or users of the property.

Additional financial risks

Because we have substantial international operations, our sales and profits may be adversely affected by currency fluctuations and restrictions as well as credit risks.

In 2017, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. As a result, we are subject to significant foreign currency risks, including repatriation restrictions in certain countries, and may face heightened risks as we enter new markets. An increasing proportion of our sales, particularly in Latin America, Central and Eastern European countries and Asia, are recorded in local currencies, which exposes us to the direct risk of devaluations, hyperinflation or exchange rate fluctuations. Exchange rate movements during 2017 (excluding Venezuela) in comparison with 2016 negatively impacted revenues by $914 million and negatively impacted operating income by $290 million. The imposition of price controls or restrictions on the conversion of foreign currencies could also have a material adverse effect on our financial results.

In particular, although the majority of our net sales and operating costs is recorded in, or linked to, the U.S. dollar, our reporting currency, in 2017 we incurred a substantial amount of operating costs in currencies other than the U.S. dollar.

As a result, fluctuations in exchange rates between the currencies in which such costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations, the value of balance sheet items denominated in foreign currencies and our financial condition.

We use derivative financial instruments and “hedging” techniques to manage some of our net exposure to currency exchange rate fluctuations in the major foreign currencies in which we operate. However, not all of our potential exposure is covered, and some elements of our consolidated financial statements, such as our equity position or operating profit, are not fully protected against foreign currency exposures. Therefore, our exposure to exchange rate fluctuations could have a material adverse effect on our financial results.

Our long-lived assets may continue to lead to significant impairments in the future.

We regularly review our long-lived assets, including identifiable intangible assets, goodwill and property, plant and equipment, for impairment. Goodwill and acquired indefinite life intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Other long-lived assets are reviewed when there is an indication that impairment may have occurred. The amount of goodwill, identifiable intangible assets and property, plant and equipment on our consolidated balance sheet has increased significantly in the past five years mainly as a result of our acquisitions. In 2017, we recorded goodwill impairments of $17.1 billion and impairments of long-lived assets of $3.8 billion. Changes in market conditions or other changes in the future outlook of value may lead to further impairments in the future. In addition, we continue to review the potential divestment of certain assets, including the closure or divestment of a significant number of manufacturing plants and R&D facilities, headquarters and other office locations as part of our announced restructuring plan, which may lead to additional impairments. Future events or decisions may lead to asset impairments and/or related charges. For assets that are not impaired, we may adjust the remaining useful lives. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any significant impairment could have a material adverse effect on our results of operations.

Our tax liabilities could be larger than anticipated.

We are subject to tax in many jurisdictions, and significant judgment is required in determining our provision for income taxes. Likewise, we are subject to audit by tax authorities in many jurisdictions. In such audits, our interpretation of tax legislation may be challenged and tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions under our inter-company agreements.

Although we believe our estimates are reasonable, the ultimate outcome of such audits and related litigation could be different from our provision for taxes and may have a material adverse effect on our consolidated financial statements and cash flows.

The base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Cooperation and Development (“OECD”) may have adverse consequences to our tax liabilities. The BEPS project contemplates changes to numerous international tax principles, as well as national tax incentives, and these changes, when adopted by individual countries, could adversely affect our provision for income taxes. Countries have only recently begun to translate the BEPS recommendations into specific national tax laws, and it remains difficult to predict the magnitude of the effect of such new rules on our financial results.

The termination or expiration of governmental programs or tax benefits, or a change in our business, could adversely affect our overall effective tax rate.

Our tax expenses and the resulting effective tax rate reflected in our consolidated financial statements may increase over time as a result of changes in corporate income tax rates, other changes in the tax laws of the various countries in which we operate or changes in our product mix or the mix of countries where we generate profit. We have benefited, and currently benefit, from a variety of Israeli and other government programs and tax benefits that generally carry conditions that we must meet in order to be eligible to obtain such benefits. If we fail to meet the conditions upon which certain favorable tax treatment is based, we would not be able to claim future tax benefits and could be required to refund tax benefits already received. Additionally, some of these programs and the related tax benefits are available to us for a limited number of years, and these benefits expire from time to time.

Any of the following could have a material effect on our overall effective tax rate:

•	some government programs may be discontinued, or the applicable tax rates may increase;

•	we may be unable to meet the requirements for continuing to qualify for some programs and the restructuring plan may lead to the loss of certain tax benefits we currently receive in Israel;

•	these programs and tax benefits may be unavailable at their current levels;

•	upon expiration of a particular benefit, we may not be eligible to participate in a new program or qualify for a new tax benefit that would offset the loss of the expiring tax benefit; or

•	we may be required to refund previously recognized tax benefits if we are found to be in violation of the stipulated conditions.

Equity ownership risks

Shareholder rights and responsibilities as a shareholder are governed by Israeli law, which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

The rights and responsibilities of the holders of our ordinary shares are governed by our articles of association and by Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders of U.S. corporations. In particular, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising his or her rights and performing his or her obligations towards the company and other shareholders, and to refrain from abusing his or her power in the company, including, among other things, in voting at a general meeting of shareholders on matters such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and acquisitions and related party transactions requiring shareholder approval. In addition, a shareholder who is aware that it possesses the power to determine the outcome of a shareholder vote or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company. There is limited case law available to assist in understanding the nature of this duty or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our ordinary shares that are not typically imposed on shareholders of U.S. corporations.

Provisions of Israeli law and our articles of association may delay, prevent or make difficult an acquisition of us, prevent a change of control and negatively impact our share price.

Israeli corporate law regulates acquisitions of shares through tender offers and mergers, requires special approvals for transactions involving directors, officers or significant shareholders, and regulates other matters that may be relevant to these types of transactions. Furthermore, Israeli tax considerations may make potential acquisition transactions unappealing to us or to some of our shareholders. For example, Israeli tax law may subject a shareholder who exchanges his or her ordinary shares for shares in a foreign corporation to taxation before disposition of the investment in the foreign corporation. These provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and, therefore, depress the price of our shares.

In addition, our articles of association contain certain provisions that may make it more difficult to acquire us, such as provisions that provide for a classified Board of Directors and that our Board of Directors may issue preferred shares. These provisions may have the effect of delaying or deterring a change in control of us, thereby limiting the opportunity for shareholders to receive a premium for their shares and possibly affecting the price that some investors are willing to pay for our securities.

We do not expect to pay dividends in the near future.

Although we have paid dividends in the past, we do not expect to pay dividends in the near future. Any decision to declare and pay dividends in the future will be made by our Board of Directors, and will depend on, among other things, our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors may deem relevant. Accordingly, investors cannot rely on dividend income from our ordinary shares, and any returns in the near future on an investment in our ordinary shares will likely depend entirely upon any future appreciation in the price of our ordinary shares.

Our ADSs and ordinary shares are traded on different markets and this may result in price variations.

Our ADSs have been traded in the United States since 1982, and since 2012 on the New York Stock Exchange (the “NYSE”), and our ordinary shares have been listed on the Tel Aviv Stock Exchange (the “TASE”) since 1951. Trading in our securities on these markets takes place in different currencies (our ADSs are traded in U.S. dollars and our ordinary shares are traded in New Israeli Shekels), and at different times (resulting from different time zones, different trading days and different public holidays in the United States and Israel). As a result, the trading prices of our securities on these two markets may differ due to these factors. In addition, any decrease in the price of our securities on one of these markets could cause a decrease in the trading price of our securities on the other market.

It may be difficult to enforce a non-Israeli judgment against us, our officers and our directors.

We are incorporated in Israel. Certain of our executive officers and directors and our outside auditors are not residents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce against us or any of those persons in an Israeli court a U.S. court judgment based on the civil liability provisions of the U.S. federal securities laws. It may also be difficult to effect service of process on these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to enforce civil liabilities under U.S. federal securities laws in original actions filed in Israel.

Substantial future sales or the perception of sales of our ADSs or ordinary shares, or securities convertible into our ADSs or ordinary shares, could cause the price of our ADSs or ordinary shares to decline.

Sales of substantial amounts of our ADSs or ordinary shares, or securities convertible into our ADSs or ordinary shares, in the public market, or the perception that these sales could occur, could adversely affect the price of our ADSs and ordinary shares, and could impair our ability to raise capital through the sale of such securities.

As reported on an amendment to Schedule 13D filed with the SEC on January 12, 2018 by Allergan plc, Allergan plc beneficially owned approximately 68.7 million of our ordinary shares as of such date, represented by ADSs, acquired by Allergan plc as a portion of the consideration in connection with our acquisition of Actavis Generics from Allergan plc. Allergan plc has previously announced its intention to sell ADSs that it beneficially owns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own or lease 88 manufacturing and R&D facilities occupying approximately 27.3 million square feet. As of December 31, 2017, these manufacturing and R&D facilities are used by our business segments as follows:

Segment	Number of Facilities	Square Feet (in thousands)
Generic Medicines	80	25,565
Specialty Medicines	5	484
Combined facilities for Generic and Specialty Medicines	3	1,256

Worldwide Total Manufacturing and R&D Facilities	88	27,305

Of the manufacturing and R&D facilities used by the generic medicines segment, 16 are located in the United States, 31 in Europe and 33 in ROW. Of the manufacturing and R&D facilities used by the specialty medicines segment, one is located in Europe and four are located in ROW. Combined sites are located as follows: one in the United States, one in Europe and one in ROW.

As of December 31, 2017, the locations of the manufacturing and R&D facilities by major geographic areas are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	17	2,758
Europe	33	13,229
ROW	38	11,317

Worldwide Total Manufacturing and R&D Facilities	88	27,305

In addition to the manufacturing facilities discussed above, we maintain numerous office, distribution and warehouse facilities throughout the world.

We generally seek to own our manufacturing and R&D facilities, although some, principally in non-U.S. locations, are leased. Office, distribution and warehouse facilities are often leased.

We are committed to maintaining all of our properties in good operating condition and repair, and the facilities are well utilized.

In Israel, our principal executive offices and corporate headquarters in Petach Tikva are leased until December 2021. In the United States, our principal leased properties are our North American headquarters, warehousing and distribution centers and offices in North Wales and Frazer, Pennsylvania, which have lease terms expiring in 2022.

Following implementation of our comprehensive restructuring plan announced in December 2017, we intend to accelerate the restructuring and optimization of our manufacturing and supply network, including the closure or divestment of a significant number of manufacturing plants around the world.

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 13b. Contingencies” and is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Depositary Shares (“ADSs”)

Our ADSs, which have been traded in the United States since 1982, were admitted to trade on the Nasdaq National Market in October 1987 and were subsequently traded on the Nasdaq Global Select Market. On May 30, 2012, we transferred the listing of our ADSs to the New York Stock Exchange (the “NYSE”). The ADSs are quoted under the symbol “TEVA.” JPMorgan Chase Bank, N.A. serves as depositary for the shares. As of December 31, 2017, we had 921,056,365 ADSs outstanding. Each ADS represents one ordinary share.

The following table sets forth, for the periods indicated, the high and low intraday prices of our ADSs on the NYSE, in U.S. dollars:

Period	High	Low
Q4 2017	19.31	10.85
Q3 2017	33.82	15.22
Q2 2017	33.53	27.60
Q1 2017	38.31	31.90
Q4 2016	46.51	34.57
Q3 2016	56.44	45.76
Q2 2016	58.16	48.01
Q1 2016	65.92	52.62

Various other stock exchanges quote derivatives and options on our ADSs under the symbol “TEVA.”

Ordinary Shares

Our ordinary shares have been listed on the Tel Aviv Stock Exchange (“TASE”) since 1951. As of December 31, 2017, we had 1,016,877,139 ordinary shares outstanding, including ordinary shares underlying outstanding ADSs.

The following table sets forth, for the periods indicated, the high and low intraday sale prices of our ordinary shares on the TASE, in NIS and U.S. dollars. The translation into dollars is based on the daily representative rate of exchange published by the Bank of Israel. The TASE also quotes options on our ordinary shares.

	High		Low
Period	NIS	$	NIS	$
Q4 2017	67.81	19.31	38.20	10.85
Q3 2017	118.50	33.82	54.31	15.22
Q2 2017	121.90	33.53	99.40	27.60
Q1 2017	147.40	38.31	116.40	31.90
Q4 2016	175.30	46.51	131.60	34.57
Q3 2016	217.70	56.44	179.90	45.76
Q2 2016	217.30	58.16	189.40	48.01
Q1 2016	258.50	65.92	200.30	52.62

Holders

The number of record holders of ADSs at December 31, 2017 was 3,027.

The number of record holders of ordinary shares at December 31, 2017 was 206.

The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

In December 2017, we announced an immediate suspension of dividends on our ordinary shares and ADSs and that dividends on our mandatory convertible preferred shares will be evaluated on a quarterly basis per current practice. Until that time, we paid dividends on a regular quarterly basis since 1986.

We suspended dividends on our mandatory convertible preferred shares in the fourth quarter of 2017, due to our accumulated deficit.

Our dividend policy is regularly reviewed by our Board of Directors based upon conditions then existing, including our earnings, financial condition, capital requirements and other factors. Our ability to pay cash dividends in the future may be restricted by instruments governing our debt obligations. When paid, dividends are declared in U.S. dollars and are paid by the depositary of our ADSs for the benefit of owners of ADSs.

Dividends on our mandatory convertible preferred shares are payable on a cumulative basis when, as and if declared by our Board of Directors at an annual rate of 7% on the liquidation preference of $1,000 per mandatory convertible preferred share. Declared dividends are paid in cash on March 15, June 15, September 15 and December 15 of each year to and including December 15, 2018. So long as any mandatory convertible preferred shares remain outstanding, no dividends may be declared or paid on our ordinary shares or ADSs, unless all accumulated and unpaid dividends for all preceding dividend periods have been declared and paid, or a sufficient sum of cash has been set aside for the payment of such dividends, on all outstanding mandatory convertible preferred shares.

Dividends paid by an Israeli company to non-Israeli residents are generally subject to withholding of Israeli income tax at a rate of up to 25%. Such tax rates apply unless a lower rate is provided in a treaty between Israel and the shareholder’s country of residence. In our case, the applicable withholding tax rate will depend on the particular Israeli production facilities that have generated the earnings that are the source of the specific dividend and, accordingly, the applicable rate may change from time to time. A 15% tax is generally withheld on dividends declared and distributed.

The following table sets forth the amounts of dividends declared on our ordinary shares/ADSs in respect of each period indicated prior to deductions for applicable Israeli withholding taxes (in $ cents per share):

	2017	2016
Period
Q1 2017	34.0	34.0
Q2 2017	8.5	34.0
Q3 2017	8.5	34.0
Q4 2017	—	34.0

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. dollars, for the calendar years ended December 31, 2013, 2014, 2015, 2016 and 2017, of $100 invested on December 31, 2012 in the Company’s ADSs, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

*	$100 invested on December 31, 2012 in stock or index—including reinvestment of dividends. Indexes calculated on month-end basis

Repurchase of shares

In December 2011, our Board of Directors authorized us to repurchase up to an aggregate amount of $3.0 billion of our ordinary shares/ADSs, of which $1.3 billion remained available for purchase. In October 2014, the Board of Directors authorized us to increase our share repurchase program by $1.7 billion to $3.0 billion, of which $2.1 billion remained available as of December 31, 2017. We did not repurchase any of our shares during 2017 and currently cannot do so due to our accumulated deficit. The repurchase program has no time limit. Repurchases may be commenced or suspended at any time, subject to applicable law.

ITEM 6.	SELECTED FINANCIAL DATA

Operating Data

	For the year ended December 31,
	2017	2016	2015	2014	2013
	U.S. dollars in millions (except share and per share amounts)
Net revenues	22,385	21,903	19,652	20,272	20,314
Cost of sales	11,560	10,044	8,296	9,216	9,607

Gross profit	10,825	11,859	11,356	11,056	10,707
Research and development expenses	1,848	2,111	1,525	1,488	1,427
Selling and marketing expenses	3,656	3,860	3,478	3,861	4,080
General and administrative expenses	1,330	1,285	1,360	1,217	1,239
Goodwill impairment	17,100	900	—	—	—
Other asset impairments, restructuring and other items	5,074	1,419	1,176	650	788
Legal settlements and loss contingencies	500	899	631	(111)	1,524
Other Income	(1,199)	(769)	(166)	—	—

Operating income (loss)	(17,484)	2,154	3,352	3,951	1,649
Financial expenses—net	895	1,330	1,000	313	399

Income (loss) before income taxes	(18,379)	824	2,352	3,638	1,250
Income taxes (benefit)	(1,933)	521	634	591	(43)
Share in (profits) losses of associated companies—net	3	(8)	121	5	40

Net income (loss)	(16,449)	311	1,597	3,042	1,253
Net income (loss) attributable to non-controlling interests	(184)	(18)	9	(13)	(16)

Net income (loss) attributable to Teva	(16,265)	329	1,588	3,055	1,269

Accrued dividends on preferred shares	260	261	15	—	—

Net income (loss) attributable to ordinary shareholders	(16,525)	68	1,573	3,055	1,269

Earnings (loss) per share attributable to ordinary shareholders:
Basic ($)	(16.26)	0.07	1.84	3.58	1.49

Diluted ($)	(16.26)	0.07	1.82	3.56	1.49

Weighted average number of shares (in millions):
Basic	1,016	955	855	853	849

Diluted	1,016	961	864	858	850

Balance Sheet Data

	As of December 31,
	2017	2016	2015	2014	2013
	(U.S. dollars in millions)
Financial assets (cash, cash equivalents and investment in securities)	1,060	1,949	8,404	2,601	1,245
Identifiable intangible assets, net	17,640	21,487	7,675	5,512	6,476
Goodwill	28,414	44,409	19,025	18,408	18,981
Working capital (operating assets minus liabilities)	(384)	303	32	1,642	2,493
Total assets	70,615	93,057	54,233	46,420	47,508
Short-term debt, including current maturities	3,646	3,276	1,585	1,761	1,804
Long-term debt, net of current maturities	28,829	32,524	8,358	8,566	10,387

Total debt	32,475	35,800	9,943	10,327	12,191
Total equity	18,745	34,993	29,927	23,355	22,636

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a global pharmaceutical company, committed to increasing access to high-quality healthcare to patients around the world. We operate worldwide, with headquarters in Israel and a significant presence in the United States, Europe and many other markets around the world. Our key strengths include our world-leading generics expertise and portfolio, focused specialty portfolio and global infrastructure and scale.

Teva was incorporated in Israel on February 13, 1944, and is the successor to a number of Israeli corporations, the oldest of which was established in 1901.

In November 2017, we announced a new organizational structure and leadership changes to enable strategic alignment across our portfolios, regions and functions. Under this new structure, our business will be integrated into one commercial organization, operating through three regions – North America, Europe and Growth Markets. Each region will manage the entire portfolio of our medicines, including generics, specialty and over-the-counter (“OTC”). The new structure will enable stronger alignment and integration between R&D, operations and commercial regions, allowing us to become a more agile, lean and profitable company. Prior to the implementation of our new organizational structure, we operated our business and reported our financial results in two segments:

•	Generic Medicines, which includes chemical and therapeutic equivalents of originator medicines in a variety of dosage forms, such as tablets, capsules, injectables, inhalants, liquids, ointments and creams. This segment includes our OTC business, a significant part of which is conducted through PGT, as well as our world-leading active pharmaceutical ingredient (“API”) manufacturing business. We are the leading generic drug company in the United States and Europe, and we have a significant presence in certain ROW markets.

•	Specialty Medicines, which includes our core therapeutic areas of central nervous system (“CNS”) medicines such as COPAXONE® and AUSTEDO® and respiratory medicines, such as ProAir® and QVAR®. Our specialty medicines segment also includes other products, such as BENDEKA® and GRANIX® in oncology.

In addition to these two segments, we have other activities, primarily sales of third-party products for which we act as distributor in the United States and in other countries.

For a breakdown of our revenues and profitability by segment and by geography, see “— Results of Operations” and note 20 to our consolidated financial statements. For information regarding our major customers, see note 20 to our consolidated financial statements.

In December 2017, we announced a comprehensive restructuring plan intended to significantly reduce our cost base, unify and simplify our organization and improve business performance, profitability, cash flow generation and productivity. The restructuring plan will focus on:

•	The immediate deployment of the new unified and simplified organizational structure announced in November 2017, which will increase internal efficiencies and simplify business structures and processes across our global operations.

•	Substantial optimization of the generics portfolio globally, and most specifically in the United States, through a more tailored approach to the portfolio with increased focus on profitability, which will likely result in certain product discontinuations. This will enable us to accelerate the restructuring and optimization of our manufacturing and supply network, including the closure or divestment of a significant number of manufacturing plants around the world.

•	Closure or divestment of a significant number of R&D facilities, headquarters and other office locations across all geographies, delivering efficiencies and substantial cost savings.

•	A thorough review of all R&D programs in generics and specialty, to prioritize core projects and terminate non-essential projects, while maintaining a substantial pipeline.

In addition to the restructuring plan, we continue to review the potential for additional divestment of non-core assets.

Highlights

Significant highlights of 2017 included:

•	In our generic medicines business, we noted significant deterioration in the U.S. generics market and economic environment. Consequently, we recorded goodwill impairments of $17.1 billion in 2017, mainly with respect to our U.S. generics reporting unit. In our specialty medicines business, we faced increased generic competition to certain of our key specialty products, including COPAXONE. In addition, we have substantial debt of $32.5 billion as of December 31, 2017.

•	In December 2017, we announced a comprehensive restructuring plan intended to significantly reduce our cost base, unify and simplify our organization and improve business performance, profitability, cash flow generation and productivity.

•	Our revenues were $22.4 billion, an increase of 2%, or 6% in local currency terms, compared to 2016. The increase was primarily due to (i) an increase in our generic medicines segment from the inclusion of Actavis Generics revenues for the full year of 2017, compared to five months in 2016, partially offset by the adverse market dynamics in the United States; (ii) the acquisition of Anda in the fourth quarter of 2016; partially offset by (iii) a decrease in our specialty medicines segment due to generic competition to certain of our key products.

•	Our generic medicines segment generated revenues of $12.3 billion and profit of $2.8 billion. Revenues increased 2%, or 10% in local currency terms compared to 2016. Profit decreased 15% compared to 2016. Our higher revenues in 2017 were mainly due to the inclusion of Actavis Generics revenues for the full year of 2017 compared to five months in 2016, partially offset by the adverse market dynamics in the United States. Our lower profit in 2017 was mainly due to price erosion in the U.S. generics market.

•	Our specialty medicines segment generated revenues of $7.9 billion and profit of $4.3 billion. Revenues decreased 9% in both U.S. dollar and local currency terms compared to 2016. Profit decreased 7%. The decrease was mainly due to generic competition to COPAXONE, AZILECT® and NUVIGIL®.

•	Expenses related to other asset impairments, restructuring and other items were $5.1 billion, compared to $1.4 billion in 2016. The expenses in 2017 were mainly due to impairments of $3.8 billion of long-lived assets and a charge of $396 million in connection with the deconsolidation of our subsidiaries in Venezuela.

•	Legal settlements and loss contingencies were $500 million, compared to $899 million in 2016.

•	Other income was $1.2 billion, compared to $769 million in 2016. Other income in 2017 was mainly due to the sale of (i) PARAGARD® for $1.1 billion and (ii) PLAN B ONE-STEP® and other women’s health products for $675 million, in cash.

•	Operating loss was $17.5 billion, compared to operating income of $2.2 billion in 2016, mainly due to the goodwill and long-lived asset impairments.

•	Financial expenses were $895 million, compared to $1.3 billion in 2016. The decrease was mainly due to higher impairment of our monetary balance sheet items related to Venezuela in 2016, partially offset by an increase in interest expenses in 2017 due to our debt issuances in July 2016.

•	In 2017, we recognized a tax benefit of $1.9 billion, or 11% of a pre-tax loss of $18 billion, which is mainly due to a one-time effect resulting from the remeasurement of our deferred taxes related to U.S. tax reform legislation.

•	Net loss attributable to ordinary shareholders was $16.5 billion in 2017, compared to net income of $68 million in 2016. In December 2017, we announced an immediate suspension of dividends on our ordinary shares and ADSs. We have suspended dividends on our mandatory convertible preferred shares in the fourth quarter of 2017, due to our accumulated deficit.

•	Exchange rate movements during 2017, in comparison with 2016, negatively impacted revenues by $914 million and negatively impacted operating income by $290 million. We excluded changes in revenues and operating profit in Venezuela from any discussion of local currency results. We did not exclude the $396 million charge in connection with the deconsolidation of our subsidiaries in Venezuela.

•	Cash flow from operating activities was $3.5 billion, compared to $5.2 billion in 2016. The decrease was mainly due to the impact of change in working capital in 2017, compared to 2016.

•	In 2017 we repaid $4.4 billion of net debt on our various term loans.

Changes in Senior Management

Effective November 1, 2017, Kåre Schultz joined Teva as President and Chief Executive Officer and was also appointed to the Board of Directors. He succeeded Dr. Yitzhak Peterburg, who served as Interim President and Chief Executive Officer from February to October 31, 2017.

On November 27, 2017, Michael McClellan was appointed Executive Vice President, Chief Financial Officer, after serving as Interim Chief Financial Officer since July 1, 2017. He succeeded Eyal Desheh who served as Group Executive Vice President, Chief Financial Officer from 2008 to June 30, 2017.

See “Item 10—Directors, Executive Officers and Corporate Governance” for additional changes to our executive management team that were announced in November 2017.

Transactions

Certain Women’s Health and Other Specialty Products

On January 31, 2018, we completed the sale of a portfolio of products to CVC Capital Partners Fund VI for $703 million in cash. The portfolio of products, which is marketed and sold outside of the United States, includes the women’s health products OVALEAP®, ZOELY®, SEASONIQUE®, COLPOTROPHINE® and other specialty products such as ACTONEL®.

PLAN B ONE-STEP and Other Women’s Health Products

On November 2, 2017, we completed the sale of PLAN B ONE-STEP and our brands of emergency contraception TAKE ACTION®, AFTERA® and NEXT CHOICE ONE DOSE® to Foundation Consumer Healthcare for $675 million in cash.

PARAGARD

On November 1, 2017, we completed the sale of PARAGARD, a copper releasing intrauterine contraceptive manufactured and sold in the United States, to CooperSurgical for $1.1 billion in cash.

AUSTEDO

On September, 19, 2017, we entered into a partnership agreement with Nuvelution Pharma, Inc. (“Nuvelution”) for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the

United States. Nuvelution will fund and manage phase 3 clinical development, driving all operational aspects of the program. Upon successful completion of the development, we will lead the regulatory approval process and be responsible for commercialization. Upon U.S. Food and Drug Administration (the “FDA”) approval of AUSTEDO for Tourette syndrome, we will pay Nuvelution a pre-agreed amount as compensation for their contribution to our partnership.

Fremanezumab

On May 12, 2017, we entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”) providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for fremanezumab in Japan and, once approved, to commercialize the product in Japan. Otsuka paid us an upfront payment of $50 million in consideration for the transaction and we may receive additional milestone payments upon filing with Japanese regulatory authorities, receipt of regulatory approval and achievement of certain revenue targets. Otsuka will also pay us royalties on fremanezumab sales in Japan.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data derived from our financial statements, presented according to generally accepted accounting principles in the United States (“U.S. GAAP”), presented as percentages of net revenues, and the percentage change for each item as compared to the previous year.

	Percentage of Net Revenues			Percentage Change
	Year Ended December 31,			Comparison
	2017	2016	2015	2017-2016	2016-2015
	%	%	%	%	%
Net revenues	100.0	100.0	100.0	2	11
Gross profit	48.4	54.1	57.8	(9)	4
Research and development expenses	8.3	9.6	7.8	(12)	38
Selling and marketing expenses	16.3	17.6	17.7	(5)	11
General and administrative expenses	5.9	5.9	6.9	4	(6)
Goodwill impairment	76.4	4.1	—	1,800	n/a
Other asset impairments, restructuring and other items	22.7	6.5	6.0	258	21
Legal settlements and loss contingencies	2.2	4.1	3.2	(44)	42
Other Income	(5.4)	(3.5)	(0.8)	56	363
Operating (loss) income	(78.1)	9.8	17.0	n/a	(36)
Financial expenses—net	4.0	6.1	5.1	(33)	33
Income (loss) before income taxes	(82.1)	3.7	11.9	n/a	(65)
Income taxes (benefit)	(8.6)	2.4	3.2	n/a	(18)
Share in (profits) losses of associated companies—net	*	*	0.6	(138)	(107)
Net income (loss) attributable to non-controlling interests	(0.8)	*	(0.1)	922	(300)
Net income (loss) attributable to Teva	(72.7)	1.5	8.1	n/a	(79)

*	Represents an amount less than 0.5%.

Segment Information

Generic Medicines Segment

The following table presents revenues, expenses and profit for our generic medicines segment for the past three years:

	Generic Medicines
	Year Ended December 31,
	2017		2016		2015
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$12,257	100.0%	$11,990	100.0%	$10,540	100.0%
Gross profit	5,115	41.7%	5,696	47.5%	4,903	46.5%
R&D expenses	702	5.7%	659	5.5%	519	4.9%
S&M expenses	1,584	12.9%	1,727	14.4%	1,459	13.8%

Segment profit*	$2,829	23.1%	$3,310	27.6%	$2,925	27.8%

*	Segment profit consists of gross profit for the segment, less R&D and S&M expenses related to the segment. Segment profit does not include G&A expenses, amortization and certain other items. See note 20 to our consolidated financial statements and “Operating Income” below for additional information.

Generic Medicines Revenues

Our generic medicines segment includes generic medicines and our OTC business as well as API products sold to third parties. Revenues from our generic medicines segment in 2017 were $12.3 billion, an increase of $267 million, or 2%, compared to 2016. In local currency terms, revenues increased 10%, mainly due to the inclusion of Actavis Generics revenues for the full year of 2017 compared to five months in 2016.

We adjusted the exchange rates that we use for the Venezuelan bolivar twice during 2016 and three times during 2017, most recently in September 2017, when we updated the applicable exchange rate to the DICOM rate of 3,345 bolivar per U.S. dollar. This resulted in a decrease of $1.1 billion in revenues in 2017, including $568 million in OTC revenues, compared to 2016. We exclude these changes in revenues in Venezuela from any discussion of local currency results. We did not exclude the $396 million charge in connection with the deconsolidation of our subsidiaries in Venezuela.

Revenues of generic medicines in the United States, our largest generics market, were $5.0 billion, an increase of $480 million, or 11%, compared to 2016. Revenues of generic medicines in Europe were $4.0 billion, an increase of $431 million, or 12%, compared to 2016. In local currency terms, European revenues increased 11%. Revenues from generic medicines in our ROW markets were $3.2 billion, a decrease of $644 million or 17%, compared to 2016. In local currency terms, ROW revenues increased 10%.

Our revenues from OTC products in 2017 were $1.2 billion, a decrease of 15% compared to $1.4 billion in 2016. In local currency terms, revenues increased 24%. The increase in local currency terms was mainly due to the inclusion of Actavis Generics for the full year compared to five months in 2016.

API sales to third parties in 2017 were $753 million, a decrease of 3% compared to 2016, mainly due to a decrease in sales in the United States, partially offset by an increase in sales in our ROW markets.

Comparison of 2016 to 2015. In 2016, revenues from generic medicines were $12.0 billion, an increase of 14% compared to $10.5 billion in 2015.

The following table presents generic segment revenues by geographic area for the past three years:

	Year Ended December 31,			Percentage Change
	2017	2016	2015	2017-2016	2016-2015
	(U.S. $ in millions)
United States	$5,036	$4,556	$4,795	11%	(5%)
Europe	3,994	3,563	3,146	12%	13%
Rest of the World	3,227	3,871	2,599	(17%)	49%

Total Generic Medicines	$12,257	$11,990	$10,540	2%	14%

United States Generic Medicines Revenues

In 2017, we led the U.S. generic market in total prescriptions and new prescriptions, with approximately 583 million total prescriptions, representing 15.2% of total U.S. generic prescriptions, according to IQVIA data. We will continue to focus our efforts in the United States on maintaining our position as an industry leader in introducing new generic equivalents for brand-name products on a timely basis, with a focus on complex generics and other high-barrier products that will create value for our patients. We will conduct a substantial optimization of the generics portfolio globally, and most specifically in the United States, through a more tailored approach to the portfolio with increased focus on profitability. These efforts will be supported by our strong emphasis on customer service, the breadth of our product pipeline and our commitment to quality and regulatory compliance.

Revenues from generic medicines in the United States in 2017 were $5.0 billion, an increase of 11% compared to $4.6 billion in 2016. The increase resulted mainly from the inclusion of Actavis Generics revenues for the full year of 2017 compared to five months in 2016 and products sold in 2017 that were not sold in 2016, partially offset by:

•	decline in sales of budesonide (the generic equivalent of Pulmicort®) and methylphenidate extended-release tablets (Concerta® authorized generic) due to increased competition;

•	price erosion resulting from the following factors:

•	customer consolidation into larger buying groups; and

•	accelerated FDA approvals for additional generic versions of competing off-patent medicines; and

•	loss of revenues following our divestment of certain products in connection with the Actavis Generics acquisition.

In the second and fourth quarters of 2017, we recorded impairments of $6.1 billion and $10.4 billion, respectively, on the goodwill allocated to our U.S. generics reporting unit. For further details and analysis of the changes in the U.S. generics market, see note 7 to our consolidated financial statements.

Among the most significant generic products we sold in the United States in 2017 were methylphenidate extended-release tablets (Concerta® authorized generic), daptomycin injection (the generic equivalent of Cubicin®), imatinib mesylate tablets (the generic equivalent of Gleevec®), budesonide (the generic equivalent of Pulmicort®) and lidocaine patch (the generic equivalent of Lidoderm Patch®).

Comparison of 2016 to 2015. Revenues from generic medicines in the United States in 2016 were $4.6 billion, compared to $4.8 billion in 2015. This decrease was mainly due to increased competition and loss of exclusivity for key products.

Products. In 2017, we launched generic versions of the following branded products in the United States (listed by month of launch):

Generic Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch $ millions (IQVIA)*
Dexmedetomidine hydrochloride injection 100 mcg/mL, 200 mcg	Precedex®	January	56
Rasagiline tablets 0.5 & 1 mg**	Azilect®	January	360
Norepinephrine bitartrate injection, USP 1 mg/mL, 4 mg***	Levophed®	January	91
Lamotrigine extended-release tablets, USP 250 mg	Lamictal® XR™	January	39
Melphalan hydrochloride for injection, 50 mg/vial	Alkeran®	January	127
Amantadine hydrochloride capsules, USP 100 mg	Symmetrel®	January	37
Levoleucovorin for injection 50 mg/vial	Fusilev®	February	1
Levoleucovorin for injection 175 mg/vial****	Fusilev®	February	—
Desvenlafaxine extended-release tablets 25, 50, & 100 mg	Pristiq®	March	883
Fludarabine phosphate injection, USP 25 mg/mL, 50 mg	—	March	4
Norethindrone acetate and ethinyl estradiol tablets and ferrous fumarate tablets 1 mg/20 mcg*****	Minastrin® 24 Fe	March	361
Rivelsa (levonorgestrel/ethinyl estradiol and ethinyl estradiol) tablets 0.15 mg/0.02 mg; 0.15 mg/0.025 mg; 0.15 mg/0.03 mg; 0.01 mg**	Quartette™	April	11
Fluticasone propionate and salmeterol inhalation powder (multidose dry powder inhaler) 55 mcg/14 mcg, 113 mcg/14 mcg & 232 mcg/14 mcg**	AirDuo™ RespiClick®	April	—
Olmesartan medoxomil and hydrochlorothiazide tablets 20 mg/12.5 mg, 40 mg/12.5 mg & 40 mg/25 mg	Benicar HCT®	April	713
Olmesartan medoxomil tablets, 5mg, 20mg & 40mg	Benicar®	April	950
Atorvastatin calcium tablets, 10 mg, 20mg, 40mg & 80mg	Lipitor®	April	732
Ezetimibe and simvastatin tablets, 10 mg/10 mg, 10 mg/20 mg, 10 mg/40 mg & 10 mg/80 mg	Vytorin®	April	675
Metformin hydrochloride extended-release tablets, USP, 500 mg & 1000 mg	Glumetza®	May	1,027
Atomoxetine capsules, USP, 10 mg, 18 mg, 25 mg, 40 mg, 60 mg, 80 mg & 100 mg	Strattera®	May	1,121
Buprenorphine transdermal system CIII, 5 mcg/hour, 10 mcg/hour, 15 mcg/hour & 20 mcg/hour*****	Butrans®	May	282
Olopatadine hydrochloride ophthalmic solution, USP, 0.2%	Pataday®	June	303
Ezetimibe tablets, USP, 10mg	Zetia®	June	2,697
Doxycycline hyclate tablets, USP 75mg & 150 mg	Acticlate®	June	255
Metaxalone tablets, USP, 800 mg	Skelaxin®	June	158
Perphenazine tablets, USP, 2mg, 4mg, 8mg & 16mg	—	June	40

Generic Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch $ millions (IQVIA)*
Dexmethylphenidate hydrochloride extended-release capsules CII, 25 mg & 35 mg	Focalin XR®	July	93
Estradiol vaginal inserts, USP, 10 mcg	Vagifem®	July	368
Eletriptan hydrobromide tablets, 20 mg & 40 mg	Relpax®	July	386
Adapalene and benzoyl peroxide gel, 0.1%/2.5%	Epiduo®	July	221
Vecuronium bromide for injection, 10 mg/vial***	—	August	8
Testosterone topical solution CIII, 30 mg/1.5 mL	Axiron®	August	244
Medroxyprogesterone acetate injectable suspension USP, 150 mg/mL, 150 mg***	Depo-Provera®	September	212
Alprostadil injection, USP, 500 mcg/mL, 500 mcg***	Prostin VR Pediatric®	September	7
Haloperidol decanoate injection, 50 mg/mL, 50 mg, 50 mg/mL, 250 mg, 100 mg/mL, 100 mg & 100 mg/mL, 500 mg***	Haldol® Decanoate	October	90
Testosterone gel, 1%	Testim®	October	111
Sildenafil tablets, USP, 25 mg, 50mg & 100 mg	Viagra®	December	1,436
Tenofovir disoproxil fumarate tablets, 300 mg	Viread®	December	771
Methylprednisolone acetate injectable suspension, USP, 40 mg/mL, 40 mg, 40 mg/mL, 200 mg, 40 mg/mL, 400 mg, 80 mg/mL, 80 mg & 80 mg/mL, 400 mg***	Depo-Medrol®	December	180
Montelukast sodium oral granules, USP, 4 mg	Singulair®	December	29
Atazanavir sulfate capsules, 150 mg, 200 mg & 300 mg	Reyataz®	December	412

*	The figures given are for the twelve months ended in the calendar quarter closest to our launch or re-launch.
**	Authorized generic of a Teva specialty product.
***	Products were re-launched.
****	Approved via 505(b)(2) regulatory pathway; not equivalent to a brand product.
*****	Authorized generic.

Our generic medicines pipeline in the United States includes, as of December 31, 2017, 343 product applications awaiting FDA approval, including 84 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the year ended December 31, 2017 exceeding $109 billion, according to IQVIA. Approximately 70% of pending applications include a paragraph IV patent challenge and we believe we are first to file with respect to 102 of these products, or 122 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $60 billion in U.S. brand sales for the year ended December 31, 2017, according to IQVIA. IQVIA reported brand sales are one of the many indicators of future potential value of a launch, but equally important are the mix and timing of competition, as well as cost effectiveness. The potential advantages of being the first filer with respect to some of these products may be subject to forfeiture, shared exclusivity or competition from so-called “authorized generics,” which may ultimately affect the value derived.

In 2017, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total U.S. Annual Branded Market $ millions (IQVIA)*
Adapalene and benzoyl peroxide gel, 0.3%/2.5%	Epiduo Forte®	$200
Azelaic acid gel, 15%	Finacea®	$69
Azelastine hydrochloride and fluticasone propionate nasal spray, 137 mcg/50 mcg	Dymista®	$144
Azelastine hydrochloride nasal spray, 0.1876 mg base/spray	Astepro®	$36
Bortezomib for injection, 3.5 mg/vial lyophilized	Velcade®	$639
Buprenorphine and naloxone sublingual film, 8 mg/2 mg & 12 mg/3 mg	Suboxone®	$1,666
Dabigatran capsules, 75 mg, 110 mg & 150 mg	Pradaxa®	$909
Darunavir tablets, 800 mg	Prezista®	$748
Deferasirox tablets, 90 mg, 180 mg & 360 mg	Jadenu®	$416
Eltrombopag tablets, 50 mg	Promacta®	$231
Estradiol valerate and dienogest tablets, 3 mg, 1 mg tablets and 2 mg/2mg, 2 mg/3 mg	Natazia®	$32
Fingolimod capsules, 0.5 mg	Gilenya®	$2,045
Fosaprepitant dimeglumine for injection, 150mg base/vial	Emend IV®	$332
Lacosamide tablets, 50 mg, 100 mg, 150 mg & 200 mg	Vimpat®	$931
Linagliptin tablets, 5 mg	Tradjenta®	$1,322
Mesalamine delayed-release tablets, USP, 1.2 g	Lialda®	$1,050
Methylphenidate hydrochloride extended-release capsules, 10 mg, 15 mg, 20 mg, 30 mg, 40 mg, 50 mg & 60 mg	Aptensio XR®	$13
Minoxidil topical aerosol, 5%	Rogaine®	$62
Omeprazole magnesium delayed-release tablets, 20.6 mg	Prilosec OTC®	$212
Ranolazine extended-release tablets, 500 mg & 1000 mg	Ranexa®	$862
Tadalafil tablets, 2.5 mg, 5mg, 10 mg & 20 mg	Cialis®	$1,931
Testosterone gel, 1.62%	Androgel HC®	$943

*	For the twelve months ended in the calendar quarter closest to the receipt of tentative approval.

Europe Generic Medicines Revenues

We define our European region as the European Union and certain other European countries.

Revenues from generic medicines in Europe in 2017 were $4.0 billion, an increase of 12% compared to 2016. In local currency terms, revenues increased 11%, mainly as a result of the inclusion of Actavis Generics revenues for the full year compared to five months in 2016 and the divestment of certain assets and operations of Actavis Generics in the United Kingdom in the beginning of 2017.

As in previous years, European regulatory measures aimed at reducing healthcare and drug expenditures have led to modest growth in the generic medicines market, and have adversely affected our revenues in some markets. In Germany, Italy, France, Spain and Poland, governmental measures (such as tenders and price-referencing) have reduced prices. We are addressing these changes by focusing on new product launches, gaining market share in selective markets, strong portfolio management and a focus on cost reduction.

During the year ended December 31, 2017, we received 1,131 generic approvals in Europe relating to 157 compounds in 328 formulations, including two EMA approvals valid in 30 EU member states, and approximately 1,755 marketing authorization applications pending approval in 37 European countries, relating to 204 compounds in 418 formulations, including one application pending with the EMA for four strengths in 30 countries.

Comparison of 2016 to 2015. Total generic revenues in Europe in 2016 were $3.6 billion, compared to $3.1 billion in 2015. In local currency terms, revenues increased by 16% compared to 2015.

ROW Generic Medicines Revenues

Our ROW markets include all countries other than the United States and those in our European region. Our key ROW markets are Japan, Canada and Russia. The countries in this category range from highly regulated, pure generic markets, such as Canada and Israel, to hybrid markets, such as Japan and Brazil, to branded generics oriented markets, such as Russia and certain Commonwealth of Independent States (CIS), Latin American and Asia Pacific markets.

In our ROW markets, generics revenues were $3.2 billion, a decrease of 17% compared to 2016. In local currency terms, revenues increased 10%, mainly due to the inclusion of Actavis Generics for the full year compared to five months in 2016.

We adjusted the exchange rates that we use for the Venezuelan bolivar twice during 2016 and three times during 2017, most recently in September 2017, when we updated the applicable exchange rate to the DICOM rate of 3,345 bolivar per U.S. dollar. This resulted in a decrease of $1.1 billion in revenues in 2017, including $568 million in OTC revenues, compared to 2016. We exclude these changes in revenues in Venezuela from any discussion of local currency results. We did not exclude the $396 million charge in connection with the deconsolidation of our subsidiaries in Venezuela.

Comparison of 2016 to 2015. In 2016, generic medicines revenues in our ROW markets were $3.9 billion, an increase of 49% compared to 2015. In local currency terms, revenues increased 30%.

Generic Medicines Gross Profit

In 2017, gross profit from our generic medicines segment was $5.1 billion, a decrease of $581 million, or 10%, compared to $5.7 billion in 2016. The lower gross profit was mainly a result of higher other production expenses, lower gross profit in the United States due to price erosion and lower gross profit in ROW markets, partially offset by higher gross profit in Europe and higher gross profit from API sales to third parties.

Gross profit margin for our generic medicines segment in 2017 decreased to 41.7%, from 47.5% in 2016. This decrease was mainly the result of higher other production expenses (3.0 points), lower gross profit in the United States (1.9 points) and lower gross profit in ROW markets (1.8 points), partially offset by higher gross profit in Europe (0.6 points) and higher gross profit from API sales to third parties (0.4 points).

Comparison of 2016 to 2015. Our generic medicines segment gross profit was $5.7 billion in 2016, compared to $4.9 billion in 2015. Gross profit margin was 47.5% in 2016, compared to 46.5% in 2015.

Generic Medicines R&D Expenses

R&D expenses relating to our generic medicines segment in 2017 were $702 million, an increase of 7% compared to $659 million in 2016. The increase was mainly due to the inclusion of Actavis Generics for the full year in 2017, compared to five months in 2016, partially offset by portfolio optimization as well as cost reduction and efficiency measures in 2017. As a percentage of segment revenues, generic R&D expenses were 5.7% in 2017, compared to 5.5% in 2016.

Our R&D activities for the generic medicines segment include both (i) direct expenses relating to product formulation, analytical method development, stability testing, management of bioequivalence and other clinical studies, regulatory filings and other expenses relating to patent review and challenges prior to obtaining tentative approval, and (ii) indirect expenses, such as costs of internal administration, infrastructure and personnel involved in generic R&D.

Comparison of 2016 to 2015. Generic medicines R&D expenses in 2016 were $659 million, an increase of 27% compared to 2015. As a percentage of segment revenues, generic R&D expenses were 5.5% in 2016, compared to 4.9% in 2015.

Generic Medicines S&M Expenses

S&M expenses related to our generic medicines segment in 2017 were $1.6 billion, a decrease of 8% compared to $1.7 billion in 2016, mainly due to lower S&M expenses in certain ROW markets, partially offset by higher S&M expenses in the United States and Europe.

As a percentage of segment revenues, S&M expenses increased to 12.9% in 2017 from 14.4% in 2016.

Comparison of 2016 to 2015. Generic medicines S&M expenses in 2016 were $1.7 billion, compared to $1.5 billion in 2015.

Generic Medicines Profit

The profit of our generic medicines segment consists of gross profit for the segment less S&M expenses and R&D expenses related to this segment. Segment profit does not include G&A expenses, amortization and certain other items. Beginning in 2016, our OTC business is included in our generic medicines segment. See note 17 to our consolidated financial statements and “Teva Consolidated Results—Operating Income (Loss)” below for additional information.

Profit of our generic medicines segment was $2.8 billion in 2017, compared to $3.3 billion in 2016. The decrease was mainly due to lower gross profit and higher R&D expenses, partially offset by lower S&M expenses.

Generic medicines profit as a percentage of generic medicines revenues was 23.1% in 2017, compared to 27.6% in 2016, mainly due to lower gross profit margin (decrease of 5.8 points) and higher R&D expenses (increase of 0.2 points), offset by lower S&M expenses (decrease of 1.5 points).

Comparison of 2016 to 2015. Generic medicines profit was $3.3 billion in 2016, compared to $2.9 billion in 2015. In 2016, segment profit as a percentage of revenues was 27.6%, compared to 27.8% in 2015.

Specialty Medicines Segment

The following table presents revenues, expenses and profit for our specialty medicines segment for the past three years:

	Specialty Medicines
	Year Ended December 31,
	2017		2016		2015
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$7,914	100.0%	$8,674	100.0%	$8,338	100.0%
Gross profit	6,877	86.9%	7,558	87.1%	7,200	86.4%
R&D expenses	884	11.2%	998	11.5%	918	11.0%
S&M expenses	1,660	20.9%	1,899	21.9%	1,921	23.0%

Segment profit*	$4,333	54.8%	$4,661	53.7%	$4,361	52.3%

*	Segment profit consists of gross profit for the segment, less R&D and S&M expenses related to the segment. Segment profit does not include G&A expenses, amortization and certain other items. See note 20 to our consolidated financial statements and “Teva Consolidated Results—Operating Income (Loss)” below for additional information.

Specialty Medicines Revenues

Specialty medicines revenues in 2017 were $7.9 billion, a decrease of 9% in both U.S. dollar and local currency terms, compared to 2016. Specialty medicines revenues in the United States were $5.7 billion, a decrease of 15% compared to 2016. Specialty medicines revenues in Europe were $1.8 billion, an increase of 11%, or 10% in local currency terms, compared to 2016. Specialty medicines revenues in our ROW markets were $448 million, an increase of 27% in both U.S. dollar and local currency terms compared to 2016.

Between November 2017 and January 2018, we sold certain non-core specialty products, including our global women’s health business. See “– Transactions” above. We are pursuing opportunities to sell additional non-core specialty products, which will be subject to negotiation of acceptable terms, board approval and applicable regulatory approvals.

Comparison of 2016 to 2015. In 2016, specialty medicines revenues were $8.7 billion compared to $8.3 billion in 2015. Specialty medicines revenues in the United States were $6.7 billion, an increase of 4% compared to 2015. Specialty medicines revenues in Europe were $1.6 billion, an increase of 5%, or 7% in local currency terms, compared to 2015. Specialty medicines revenues in our ROW markets in 2016 were $352 million, a decrease of 7%, or 1% in local currency terms, compared to 2015.

Specialty Medicines Revenues Breakdown

The following table presents revenues by therapeutic area and key products for our specialty medicines segment for the past three years:

	Year Ended December 31,			Percentage Change
	2017	2016	2015	2017-2016	2016-2015
	(U.S. $ in millions)
CNS	$4,426	$5,283	$5,213	(16%)	1%
COPAXONE	3,801	4,223	4,023	(10%)	5%
AZILECT	170	410	384	(59%)	7%
NUVIGIL	61	200	373	(70%)	(46%)
Respiratory	1,270	1,274	1,129	(0%)	13%
ProAir	501	565	549	(11%)	3%
QVAR	361	462	392	(22%)	18%
Oncology	1,135	1,139	1,201	(0%)	(5%)
BENDEKA and TREANDA	658	661	741	(0%)	(11%)
Women’s Health	426	458	461	(7%)	(1%)
Other Specialty*	657	520	334	26%	56%

Total Specialty Medicines	$7,914	$8,674	$8,338	(9%)	4%

*	Includes $150 million royalty payments from the Ninlaro® transaction in each of the years 2016 and 2017.

Central Nervous System

Our CNS portfolio, one of our two core therapeutic areas, includes COPAXONE® and AUSTEDO®, which was launched in the United States in 2017, as well as several other medicines. In 2017, our CNS sales were

$4.4 billion, a decrease of 16%, in U.S dollar and local currency terms, compared to 2016, primarily due to generic competition to COPAXONE 40 mg/mL in the United Sates commencing in October 2017, as well as generic competition to AZILECT and NUVIGIL.

COPAXONE revenues in the United States in 2017 decreased by 12% to $3.0 billion, mainly due to generic competition which resulted in higher rebates and lower volumes, partially offset by a price increase of 7.9% in January 2017 for both the 20 mg/mL and 40 mg/mL versions.

Revenues in the United States were 80% of global COPAXONE revenues in 2017, compared to 82% in 2016.

Our COPAXONE revenues outside the United States were $752 million in 2017, an increase of 1%, or 0.3% in local currency terms, compared to 2016.

COPAXONE accounted for approximately 17% of our revenues in 2017 and a significantly higher percentage of our profits and cash flow from operations during this period.

In October 2017, the FDA approved a generic version of COPAXONE 40 mg/mL and a second generic version of COPAXONE 20 mg/mL. A hybrid version of COPAXONE 40 mg/mL was approved in the European Union. See “Item 1—Business—Specialty Medicines—Central Nervous System—COPAXONE.”

Comparison of 2016 to 2015. In 2016, global sales of COPAXONE were approximately $4.2 billion, an increase of 5% compared to 2015. Revenues in the United States in 2016 accounted for 82% of global sales of COPAXONE, an increase from 81% in 2015.

Our sales of AZILECT were $170 million in 2017, a decrease of 59% compared to 2016. The decrease is mainly due to lower volumes following the introduction of generic competition in the United States and Europe.

Comparison of 2016 to 2015. In 2016, global in-market sales of AZILECT were $418 million, a decrease of 19% compared to 2015. Our sales of AZILECT in 2016 were $410 million, an increase of 7% compared to 2015.

Our sales of NUVIGIL (armodafinil) were $61 million in 2017, a decrease of 70% compared to 2016. The decrease is mainly due to generic competition.

Comparison of 2016 to 2015. Our sales of NUVIGIL in 2016 were $200 million, a decrease of 46% compared to 2015.

Respiratory

Our respiratory portfolio, one of our two core therapeutic areas, includes ProAir®, QVAR®, RespiClick® and CINQAIR®/CINQAERO®, as well as several other medicines. Revenues from our specialty respiratory products in 2017 were $1.3 billion, flat compared to 2016.

ProAir revenues in 2017 were $501 million, a decrease of 11% compared to 2016, mainly due to negative net pricing effects. ProAir is the second-largest short-acting beta-agonist in the market, with an exit market share of 47% in terms of total number of prescriptions during the fourth quarter of 2017, flat compared to the fourth quarter of 2016.

QVAR revenues in 2017 were $361 million, a decrease of 22% compared to 2016, primarily due to net pricing effects. QVAR maintained its second-place position in the inhaled corticosteroids category in the United States, with an exit market share of 35.3% in terms of total number of prescriptions during the fourth quarter of 2017, a decrease of 3.2 points compared to the fourth quarter of 2016.

Comparison of 2016 to 2015. In 2016, revenues of our respiratory products were approximately $1.3 billion, an increase of 13% compared to 2015.

Oncology

Our oncology portfolio includes BENDEKA, TREANDA, GRANIX and TRISENOX® in the United States and LONQUEX®, TEVAGRASTIM®/RATIOGRASTIM® and TRISENOX outside the United States. Sales of these products were $1.1 billion in 2017, flat compared to 2016.

BENDEKA and TREANDA combined revenues were $658 million in 2017, compared to $661 million in 2016.

Comparison of 2016 to 2015. In 2016, sales of our oncology products were $1.1 billion, a decrease of 5% compared to 2015.

Women’s Health

Revenues from our global women’s health products were $426 million in 2017, a decrease of 7% compared to 2016, mainly due to the sale of PARAGARD and PLAN B ONE-STEP in November 2017. See “—Transactions” above, regarding the sale of our global women’s health business, together with other products.

Comparison of 2016 to 2015. In 2016, sales of our women’s health products were $458 million, a decrease of 1% from $461 million in 2015.

Specialty Medicines Gross Profit

In 2017, gross profit from our specialty medicines segment was $6.9 billion, a decrease of 9% compared to $7.6 billion in 2016. The lower gross profit was mainly a result of lower revenues.

Gross profit margin for our specialty medicines segment in 2017 was 86.9%, compared to 87.1% in 2016. The decrease in gross profit margin was mainly a result of lower sales of COPAXONE.

Comparison of 2016 to 2015. Specialty medicines segment gross profit was $7.6 billion in 2016, compared to $7.2 billion in 2015. Specialty medicines segment gross profit margin was 87.1% in 2016, compared to 86.4% in 2015.

Specialty Medicines R&D Expenses

Our specialty R&D activities focus primarily on product candidates in the migraine and headache, pain and respiratory therapeutic areas, with additional activities in selected areas. R&D expenses relating to our specialty medicines in 2017 were $884 million, down 11%, compared to $998 million in 2016. The decrease was mainly due to portfolio optimization, partially offset by increased expenses related to our late-stage product candidates.

As a percentage of segment revenues, R&D expenses were 11.2% in 2017, compared to 11.5% in 2016.

Specialty R&D expenditures include certain upfront and milestone payments for products in the development phase, the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, clinical trials and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our specialty R&D spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to phase 3; (iii) late-stage projects in phase 3 programs, including where a new drug application is currently pending approval; (iv) life cycle management and post-approval studies for marketed products; and (v) indirect expenses that support our overall specialty R&D efforts but are not allocated by product or to specific R&D projects, such as the costs of internal administration, infrastructure and personnel. Furthermore, our R&D activities relating to innovation using existing molecules were managed and reported as part of our specialty R&D expenses.

The following table presents the composition of our specialty R&D expenditures and the number of projects by stage of development:

	2017 Expenditure (U.S.$ in millions)	No. of Projects as of Dec. 31, 2017	2016 Expenditure (U.S.$ in millions)	No. of Projects as of Dec. 31, 2016	2015 Expenditure (U.S.$ in millions)	No. of Projects as of Dec. 31, 2015
Early stage*: discovery and pre-clinical	$83	n/a	$76	n/a	$65	n/a
Middle stage: clinical up to phase 3	62	14	151	22	203	22
Late stage: phase 3, registration and post-approval regulatory requirements	456	55	441	40	346	37
Unallocated R&D**	313		347		321

Total gross R&D expenses***	914		1,015		935
Total net R&D expenses	$884		$998		$918

*	Including early stage innovation using existing molecules.
**	Unallocated R&D expenses are indirect expenses that support our overall specialty R&D efforts but are not allocated by product or to specific R&D projects, such as the costs of internal administration, infrastructure and personnel.
***	Gross R&D expenses include the full cost of programs that are partially funded by third parties.

Comparison of 2016 to 2015. Specialty medicines R&D expenses in 2016 were $998 million, compared to $918 million in 2015.

Specialty Medicines S&M Expenses

S&M expenses related to our specialty medicines segment in 2017 were $1.7 billion, a decrease of 13% compared to 2016. The decrease was mainly due to cost reduction and efficiency measures in our commercial operations, aligning with the life cycle of our product portfolio.

As a percentage of segment revenues, S&M expenses decreased to 20.9% in 2017 from 21.9% in 2016.

Comparison of 2016 to 2015. Specialty medicines S&M expenses in 2016 were $1.9 billion, a decrease of 1% compared to 2015.

Specialty Medicines Profit

The profit of our specialty medicines segment consists of the gross profit for the segment, less S&M expenses and R&D expenses related to this segment. Segment profit does not include G&A expenses, amortization and certain other items. See note 20 to our consolidated financial statements and “—Operating Income” below for additional information.

Profit of our specialty medicines segment was $4.3 billion in 2017, compared to $4.7 billion in 2016, a decrease of 7%. This is a result of the factors discussed above.

Specialty medicines profit as a percentage of segment revenues was 54.8% in 2017, compared to 53.7% in 2016. The increase was mainly due to lower S&M expenses as a percentage of specialty medicines revenues (0.9 points) and lower R&D expenses as a percentage of specialty medicines revenues (0.3 points), as discussed above.

Comparison of 2016 to 2015. Specialty medicines profit was $4.7 billion in 2016, compared to $4.4 billion in 2015, an increase of 7%. Specialty medicines profit as a percentage of segment revenues was 53.7%, compared to 52.3% in 2015.

Our MS franchise includes our COPAXONE products and laquinimod. The profit of our MS franchise consists of COPAXONE revenues and cost of goods sold as well as S&M and R&D expenses related to our MS franchise. It does not include G&A expenses, amortization and certain other items. Our MS franchise profit was $3.1 billion, $3.4 billion and $3.1 billion in 2017, 2016 and 2015, respectively. Profit of our MS franchise as a percentage of COPAXONE revenues was 80.6%, 81.3% and 76.7% in 2017, 2016 and 2015, respectively.

Other Activities

We have other sources of revenues, primarily sales of third-party products for which we act as distributor in certain countries. In the United States, our Anda business distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers, as well as our own products, to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, next day delivery throughout the United States, competitive pricing and high-level customer service.

We also sell medical devices, provide contract manufacturing services related to products divested in connection with the Actavis Generics acquisition and the sale of our women’s health business, as well as other miscellaneous items. Our other activities are not included in our generics and specialty segments described above.

Our revenues from other activities in 2017 were $2.2 billion, an increase of 79% compared to revenues of $1.2 billion in 2016. The increase was mainly related to the inclusion of Anda’s revenues commencing in the fourth quarter of 2016.

Comparison of 2016 to 2015. In 2016, revenues from other activities were $1.2 billion compared to $774 million in 2015.

Teva Consolidated Results

Revenues

Revenues in 2017 were $22.4 billion, an increase of 2%, or 6% in local currency terms, compared to 2016, primarily due to (i) an increase in our generic medicines segment from the inclusion of Actavis Generics revenues for the full year of 2017, compared to five months in 2016, partially offset by the adverse market dynamics in the United States; (ii) the acquisition of Anda in the fourth quarter of 2016; partially offset by (iii) a decrease in our specialty medicines segment due to generic competition to certain of our key products. See “—Generic Medicines Revenues,” “—Specialty Medicines Revenues” and “—Other Activities” above.

Exchange rate movements during 2017 in comparison with 2016 negatively impacted revenues by $914 million. In light of the political and economic conditions in Venezuela, we exclude the changes in revenues and operating profit in Venezuela from any discussion of local currency results. We did not exclude the $396 million charge in connection with the deconsolidation of our subsidiaries in Venezuela.

Comparison of 2016 to 2015. Revenues in 2016 were $21.9 billion, an increase of 11% compared to 2015.

Gross Profit

In 2017, gross profit was $10.8 billion, a decrease of 9% compared to 2016.

The lower gross profit was mainly a result of factors discussed above under “—Generic Medicines Gross Profit” and “—Specialty Medicines Gross Profit” and higher amortization of purchased intangible assets, partially offset by lower inventory step-up expenses, lower costs related to regulatory actions taken in facilities and lower inventory related expenses in connection with the devaluation in Venezuela.

Gross profit as a percentage of revenues was 48.4% in 2017, compared to 54.1% in 2016.

The decrease in gross profit as a percentage of revenues primarily reflects lower profitability of our generic segment (a decrease of 3.3 points), higher amortization of purchased intangible assets (a decrease of 1.6 points), lower profitability of our specialty medicines segment (a decrease of 1.5 points), the inclusion of Anda (a decrease of 1.4 points), lower profitability of our other activities (a decrease of 0.5 points), partially offset by lower inventory step-up expenses (an increase of 1.4 points), inventory related expenses in connection with the devaluation in Venezuela (an increase of 0.5 points) and lower costs related to regulatory actions taken in certain facilities (an increase of 0.5 points).

Comparison of 2016 to 2015. Gross profit in 2016 was $11.9 billion, an increase of 4% compared to 2015. Gross profit as a percentage of revenues was 54.1% in 2016, compared to 57.8% in 2015.

Research and Development (R&D) Expenses

Net R&D expenses for 2017 were $1.8 billion, a decrease of 12% compared to 2016. Specialty R&D expenses were $884 million and generic R&D expenses were $702 million in 2017, compared to $998 million and $659 million, respectively, in 2016. Our R&D expenses were primarily the result of the factors discussed above under “—Generic Medicines—R&D Expenses” and “—Specialty Medicines—R&D Expenses”, as well as milestone payments of $60 million to Regeneron, compared to upfront payments of $250 million and $160 million to Regeneron and Celltrion, respectively, in 2016 and the purchase of an FDA priority review voucher to allow us to accelerate the review period for fremanezumab in 2017.

As a percentage of revenues, R&D expenses were 8.3% in 2017, compared to 9.6% in 2016.

Comparison of 2016 to 2015. In 2016, R&D expenses were $2.1 billion, an increase of 38% compared to 2015.

Selling and Marketing (S&M) Expenses

S&M expenses in 2017 were $3.7 billion, a decrease of 5% compared to 2016. As a percentage of revenues, S&M expenses were 16.3% in 2017, compared to 17.6% in 2016.

In 2017, we decreased our generic S&M expenses, as discussed above under “—Generic Medicines S&M Expenses” and decreased our specialty S&M expenses, as discussed above under “—Specialty Medicines S&M Expenses”.

Comparison of 2016 to 2015. S&M expenses in 2016 were $3.9 billion, an increase of 11% compared to 2015. As a percentage of revenues, S&M expenses decreased from 17.7% in 2015 to 17.6% in 2016.

General and Administrative (G&A) Expenses

G&A expenses in 2017 were $1.3 billion, an increase of $45 million compared to 2016. As a percentage of revenues, G&A expenses were 5.9%, flat compared to 2016.

Comparison of 2016 to 2015. G&A expenses in 2016 were $1.3 billion, a decrease of $75 million compared to 2015. As a percentage of revenues, G&A expenses decreased from 6.9% in 2015 to 5.9% in 2016.

Other Asset Impairments, Restructuring and Other Items

In 2017, we recorded expenses of $5.1 billion for other impairments, restructuring and other items, compared to $1.4 billion of expenses in 2016. The expenses in 2017 consisted of:

Impairments

•	Impairments of long-lived intangible assets in 2017 were $3.8 billion, consisting mainly of:

•	Identifiable IPR&D of $1.6 billion, primarily comprised of: (i) $838 million related to revaluation of generics products acquired from Actavis Generics due to development progress, changes in other key valuation indications (market size, legal landscape or launch date); (ii) $390 million related to discontinued Actavis Generics products; (iii) $153 million related to discontinued Rimsa projects; and (iv) $188 million related to discontinued specialty products in the United States, primarily LAMA/LABA from MicroDose, in addition to reduction in value of reslizumab following the results of the recent phase 3 clinical trial;

•	Identifiable product rights of $1.6 billion, primarily comprised of: (i) $583 million related to revaluation of Actavis Generics product rights in the United States; (ii) $523 million related to Teva Takeda product and marketing rights for certain products; (iii) $390 million related to Actavis Generics product rights in Europe and ROW; and (iv) $47 million related to termination of VANTRELA product rights in the United States.

Comparison of 2016 and 2015. In 2016, impairments of identifiable intangible assets were $589 million, compared to $265 million, in 2015.

•	Impairments of property, plant and equipment were $544 million, consisting of:

•	$382 million related to restructuring costs, including, mainly:

•	$156 million related to the closure of our facilities in Jerusalem, Israel;

•	$144 million primarily related to plant and R&D rationalizations in Puerto Rico, New Jersey and Canada; and

•	$69 million related to discontinued manufacturing activities at our Godollo, Hungary site during 2017, following our decision in the second quarter of 2017 to divest or close this facility. We previously recorded an impairment of $80 million for this facility in the fourth quarter of 2016.

•	Other impairment costs, mainly:

•	$62 million related to site closures in Japan; and

•	$42 million related to the sale of our Ra’anana, Israel site.

Comparison of 2016 and 2015. In 2016, property, plant and equipment impairments were $149 million, compared to $96 million in 2015.

Comparison of 2016 to 2015. Impairments in 2016 were $746 million, compared to $361 million in 2015.

Contingent consideration

In 2017, we recorded $154 million of contingent consideration expenses, compared to $83 million in 2016. The expenses in 2017 consisted mainly of $178 million related to BENDEKA, in connection with royalty accruals, $40 million related to re-evaluation of a Labrys project, partially offset by an $89 million reversal of contingent consideration related to a cancelled LAMA/LABA (MicroDose) project.

Comparison of 2016 to 2015. Contingent consideration expenses in 2016 were $83 million, compared to an income of $399 million in 2015.

Acquisition, integration and related expenses

In 2017, we recorded $105 million of acquisition and integration expenses, compared to $261 million in 2016. The expenses in 2017 mainly consisted of expenses related to the acquisition and integration of Actavis Generics.

Comparison of 2016 to 2015. Acquisition and integration expenses in 2016 were $261 million, compared to $221 million in 2015.

Restructuring

In 2017, we recorded $535 million of restructuring expenses, compared to $245 million in 2016. The expenses in 2017 were primarily related to our network restructuring plan, which seeks to further optimize and consolidate our manufacturing footprint and restructure our generic R&D network. In addition we incurred restructuring expenses in connection with the acquisition of Actavis Generics. See note 18 to our consolidated financial statements.

Comparison of 2016 to 2015. Restructuring expenses in 2016 were $245 million, compared to $183 million in 2015.

Venezuela deconsolidation charge

In 2017 we recorded a deconsolidation charge of $396 million in connection with our subsidiaries in Venezuela. See “—Impact of Currency Fluctuations on Results of Operations.”

Legal Settlements and Loss Contingencies

Legal settlements and loss contingencies for 2017 were $500 million, compared to $899 million in 2016. The 2017 expenses primarily consist of a $235 million reserve for an award to GSK with respect to the carvedilol patent litigation, $157 million related to the Lidoderm settlement and $70 million related to the Aggrenox® antitrust litigation.

Comparison of 2016 to 2015. Legal settlements and loss contingencies in 2016 amounted to $899 million, compared to $631 million in 2015.

Other Income

Other income for 2017 was $1.2 billion compared to $769 million in 2016. Other income in 2017 was mainly due to the sale of PARAGARD to CooperSurgical for $1.1 billion in cash. Other income in 2016 was primarily due to a gain associated with the divestiture of certain Actavis Generics and Teva products which was required by the FTC in order to complete the Actavis Generics acquisition.

Goodwill Impairment

We recognized goodwill impairments of $6.1 billion and $11.0 billion in the second quarter and fourth quarter of 2017, respectively, mainly in connection with our U.S. generics reporting unit. See note 7 to our consolidated financial statements.

Operating Income (Loss)

Operating loss was $17.5 billion in 2017, compared to operating income of $2.2 billion in 2016.

The operating loss was due to factors discussed above, in particular the goodwill impairments and impairments of long-lived assets.

Comparison of 2016 to 2015. Operating income in 2016 amounted to $2.2 billion, compared to $3.4 billion in 2015. As a percentage of revenues, operating income decreased to 9.8% in 2016 from 17% in 2015.

The following table presents a reconciliation of our segment profits to Teva’s consolidated operating income (loss) and to consolidated income (loss) before income taxes for the past three years:

	Year ended December 31,
	2017	2016	2015
	(U.S.$ in millions)
Generic medicines profit	$2,829	$3,310	$2,925
Specialty medicines profit	4,333	4,661	4,361

Total segment profit	7,162	7,971	7,286
Profit of other activities	86	68	75

	7,248	8,039	7,361
Amounts not allocated to segments:
Amortization	1,444	993	838
General and administrative expenses	1,330	1,285	1,360
Other asset impairments, restructuring and other items**	5,074	1,419	1,176
Goodwill impairment	17,100	900	—
Inventory step-up	67	383	—
Other R&D expenses	221	426	69
Costs related to regulatory actions taken in facilities	47	153	36
Legal settlements and loss contingencies	500	899	631
Gain on sales of business and long-lived assets	(1,083)	(720)	(45)
Other unallocated amounts*	32	147	(56)

Consolidated operating income (loss)	(17,484)	2,154	3,352

Financial expenses—net	895	1,330	1,000

Consolidated income (loss) before income taxes	$(18,379)	$824	$2,352

*	Includes for 2016, $133 million in inventory-related expenses in connection with the devaluation in Venezuela.
**	Includes for 2017, $396 million related to Venezuela deconsolidation charge.

Financial Expenses-Net

In 2017, financial expenses were $895 million, compared to $1.3 billion in 2016. The decrease was mainly due to a $746 million impairment of our monetary balance sheet items related to Venezuela in 2016, compared to $42 million in 2017, as well as $136 million other-than temporary impairment of securities in 2016, partially offset by an increase of $329 million in interest expenses in 2017 due to our debt issuances in July 2016, as well as a loss of $65 million in 2017 compared to a gain of $49 million in 2016 from exchange rate fluctuations including the impact of our hedging activities.

Comparison of 2016 to 2015. In 2016, financial expenses were $1.3 billion, compared to $1 billion in 2015.

Tax Rate

In 2017, we recognized a tax benefit of $1.9 billion, or 11% of a pre-tax loss of $18 billion. In 2016, income taxes amounted to $521 million, or 63% of pre-tax income of $824 million. In 2015, income taxes amounted to $634 million, or 27% of pre-tax income of $2.4 billion. The decrease in our 2017 effective tax rate compared to previous years is mainly due to a one-time effect resulting from the remeasurement of our deferred taxes and imposition of a deemed repatriation tax following the enactment of the Tax Cuts and Jobs Act in December 2017 in the United States, as well as a one-time tax benefit associated with the utilization of Actavis Generics historical capital losses. In addition, in 2017 we recorded goodwill impairments that did not have a corresponding tax effect.

The statutory Israeli corporate tax rate was 24% in 2017 (reduced to 23% in 2018 and onwards). Our tax rate differs from the Israeli statutory tax rate mainly due to the mix of profits generated in various jurisdictions where tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.

In the future, our effective tax rate is expected to increase following the enactment of the Tax Cuts and Jobs Act in the United States.

Net Income (Loss)

Net loss attributable to Teva in 2017 was $16.3 billion, compared to net income of $329 million in 2016. This decrease was primarily due to our goodwill impairment, an impairment of long-lived assets and lower profit in our generic medicines segment, partially offset by an income tax benefit in 2017 and lower legal settlements and loss contingencies.

Comparison of 2016 to 2015. Net income attributable to Teva in 2016 was $329 million, compared to $1.6 billion in 2015.

Diluted Shares Outstanding and Earnings (Loss) Per Share

On December 8, 2015, we sold 54 million ADSs at $62.50 per ADS and 3,375,000 of our 7.0% mandatory convertible preferred shares at $1,000 per share. In addition, on January 6, 2016, we sold an additional 5.4 million ADSs and 337,500 mandatory convertible preferred shares pursuant to the exercise of the underwriters’ over-allotment option. On August 2, 2016, we issued approximately 100.3 million shares to Allergan in connection with the closing of the Actavis Generics acquisition.

The weighted average diluted shares outstanding used for the fully diluted share calculation for 2017, 2016 and 2015 were 1,016 million, 961 million and 864 million shares, respectively.

In computing loss per share for the twelve months ended December 31, 2017, the assumed exercise of employee stock options and non-vested RSUs granted under employee stock compensation plans and convertible senior debentures had an anti-dilutive effect on loss per share and were therefore excluded from the outstanding shares calculation.

Additionally, for the twelve months ended December 31, 2017 and December 31, 2016, the mandatory convertible preferred shares amounting to 59 million weighted average shares had an anti-dilutive effect on loss per share in 2017 and on earnings per share in 2016 and were therefore excluded from the outstanding shares calculation.

Diluted loss per share was $16.26 for the year ended December 31, 2017, compared to earnings per share of $0.07 for the year ended December 31, 2016.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units (“PSUs”), as well as the conversion of our convertible senior debentures and mandatory convertible preferred shares, in each case, at period end.

As of December 31, 2017 and 2016, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,086 million and 1,079 million, respectively.

Impact of Currency Fluctuations on Results of Operations

In 2017, approximately 47% of our revenues came from sales outside of the United States. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, Japanese yen, new Israeli shekel, British pound, Canadian dollar, Russian ruble, Hungarian forint and Polish zloty) impact our results. During 2017, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis): the Japanese yen by 3%, the British pound by 5%, the Argentinian peso by 11% and the Turkish lira by 17%. During 2017, the following main currencies relevant to our operations increased in value against the U.S. dollar: the Russian ruble by 14%, the Israeli shekel by 7%, the Polish zloty by 5%, the Hungarian forint by 3%, the Canadian dollar by 2% and the euro by 2%.

As a result, exchange rate movements during 2017 in comparison with 2016 negatively impacted overall revenues by $914 million and negatively impacted our operating income by $290 million.

We adjusted the exchange rates that we use for the Venezuelan bolivar twice during 2016 and three times during 2017, most recently in September 2017, when we updated the applicable exchange rate to the DICOM rate of 3,345 bolivar per U.S. dollar. This resulted in a decrease of $1.1 billion in revenues and $249 million in operating income in 2017, compared to $1.2 billion in revenues and $228 million in operating income in 2016. We exclude these changes in revenues and operating profit in Venezuela from any discussion of local currency results. We did not exclude the $396 million charge incurred in connection with the deconsolidation of our subsidiaries in Venezuela.

The evolving economic and political conditions in Venezuela, including increasingly restrictive currency exchange control regulations and reduced access to U.S. dollars through official currency exchange markets, resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, which significantly impacted our ability to effectively manage our subsidiaries in Venezuela, including restrictions on the ability of our subsidiaries in Venezuela to import certain raw materials to maintain normal production and to settle U.S. dollar-denominated obligations.

We attempted to identify alternative currency exchange mechanisms that will allow us access to U.S. dollars, but during the fourth quarter of 2017, we determined that the alternative was inconsistent and non-compliant with our business standards.

In light of the above conditions, we concluded that as of November 30, 2017, we do not meet the accounting criteria for control over our wholly-owned subsidiaries in Venezuela and that we no longer have significant influence over such subsidiaries. Therefore, effective November 30, 2017, we deconsolidated our subsidiaries in Venezuela.

In 2017, we recorded deconsolidation charges of $396 million under other assets impairments, restructuring and other items in connection with our subsidiaries in Venezuela, of which $326 million resulted from reclassification of currency translation adjustments from accumulated other comprehensive income to the statement of income.

Liquidity and Capital Resources

Total balance sheet assets were $70.6 billion as of December 31, 2017, compared to $93.1 billion as of December 31, 2016. The decrease was mainly due to impairments of goodwill and long-lived assets.

Trade receivables as of December 31, 2017, net of sales reserves and allowances (“SR&A”), were negative $0.8 billion, compared to negative $0.3 billion as of December 31, 2016, in line with a decrease in sales in the fourth quarter of 2017, compared to the fourth quarter of 2016.

Prepaid expenses as of December 31, 2017, were $1.1 billion, compared to $1.6 billion as of December 31, 2016, mainly due to a decrease of $0.5 billion in prepaid income tax.

Other current assets as of December 31, 2017, were $0.7 billion, compared to $1.3 billion as of December 31, 2016. The decrease was mainly due to the sale of our Mylan shares during 2017.

During September 2017, we entered into several agreements to sell certain non-core specialty products, including our global women’s health business. As a result of these agreements, we currently present net assets held for sale in the amount of $0.5 billion, with a corresponding reduction of other balance sheet assets, mainly intangible assets and goodwill. Net assets held for sale, as of December 31, 2016, were $0.7 billion, mainly comprised of the divestiture of certain assets and operations of Actavis Generics in the U.K. and Ireland that was completed in January 2017.

Accrued expenses as of December 31, 2017, were $3.0 billion, compared to $3.4 billion as of December 31, 2016. The decrease was mainly due to $0.5 billion in connection with the FCPA settlement with the DOJ and SEC.

Our working capital balance, which includes trade receivables net of SR&A, inventories, prepaid expenses and other current assets, trade payables, employee-related obligations, accrued expenses and other current liabilities, was negative $0.4 billion at December 31, 2017, compared to $0.3 billion as of December 31, 2016.

Investment in property, plant and equipment in 2017 was $0.9 billion, flat compared to 2016. Depreciation was $632 million in 2017, compared to $501 million in 2016.

Cash and cash equivalents and short-term and long-term investments as of December 31, 2017 were $1.1 billion, compared to $1.9 billion as of December 31, 2016. The decrease was mainly due to the sale of our Mylan shares during 2017.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits, as well as liquid securities that bear fixed and floating rates.

Our principal sources of short-term liquidity are our internally generated funds, liquid securities and available credit facilities, primarily our $3.0 billion syndicated revolving line of credit, which was not utilized as of December 31, 2017. We believe that these sources of liquidity, together with the proceeds from the working capital adjustment with Allergan and expected divestitures, are sufficient to meet our on-going operating needs.

2017 Debt Balance and Movements

As of December 31, 2017, our debt was $32.5 billion, a decrease of $3.3 billion compared to $35.8 billion at December 31, 2016. The decrease was mainly due to $4.4 billion of net debt repayments on our various term loans, our revolving credit facility and other short term loans, partially offset by foreign exchange fluctuations of $1.1 billion.

In January 2017, we repaid our GBP 510 million short-term loan.

In March 2017, we repaid at maturity a JPY 8.0 billion term loan.

In March 2017, we entered into a JPY 86.8 billion term loan agreement, consisting of two tranches, JPY 58.5 billion with five years maturity and JPY 28.3 billion with one year maturity with an optional six month extension.

In April 2017, we repaid at maturity a JPY 65.5 billion term loan.

In August 2017, we repaid at maturity $0.25 billion of our 5 year term loan.

During 2017, we prepaid $2.2 billion of our 3 year term loan and $0.25 billion of our 5 year term loan.

During 2017, we repaid $1.2 billion of our revolving credit facility.

Our debt as of December 31, 2017 was effectively denominated in the following currencies: 64% in U.S. dollars, 27% in euros, 5% in Swiss francs and 4% in Japanese yen.

The portion of total debt classified as short-term as of December 31, 2017 was 11%, compared to 9% as of December 31, 2016, mainly due to changes in the current portion of our long-term debt.

Our financial leverage was 63% as of December 31, 2017, compared to 51% as of December 31, 2016.

Our average debt maturity was approximately 6.4 years as of December 31, 2017, compared to 6.5 years as of June 30, 2017.

In November 2015, we entered into a $3.0 billion five-year unsecured syndicated revolving line of credit, which was increased to $4.5 billion upon closing of the Actavis Generics acquisition. On February 2018 the facility was decreased to $3.0 billion. This revolving line of credit was not utilized as of December 31, 2017.

In 2015, we entered into forward starting interest rate swap and treasury lock agreements designated as cash flow hedges of the U.S. dollar debt issuances in July 2016, with respect to $5.25 billion notional amount in multiple transactions. These agreements hedged the variability in anticipated future interest payments due to possible changes in the benchmark interest rate between the date the agreements were entered into and the actual date of the U.S. dollar debt issuance in July 2016 (in connection with the closing of the Actavis Generics acquisition). Certain of the forward starting interest rate swaps and treasury lock agreements matured during the first half of 2016. Following our U.S. dollar debt issuances in July 2016, the remaining agreements were terminated, resulting in a loss position of $493 million, of which $242 million were settled on October 7, 2016 and the remaining amount was settled in January 2017. This loss is recorded in other comprehensive income and will be amortized under financial expenses-net over the life of the debt.

2016 Debt Movements

In June 2016, we entered into a GBP 510 million short-term loan, which was fully repaid in January 2017.

In July 2016, we completed debt issuances for an aggregate principal amount of $20.4 billion, or $20.3 billion in net proceeds, consisting of senior notes with aggregate principal amounts of $15.0 billion, €4.0 billion and CHF 1.0 billion with maturities of between two to 30 years. The effective average interest rate of the notes is 2.32% per annum. See note 11 to our consolidated financial statements.

Upon closing of the Actavis Generics acquisition in August 2016, we borrowed $5.0 billion under our term loan facilities with a syndicate of banks. The term facilities consist of two tranches of $2.5 billion each, with the first tranche maturing in full in 2018; the second tranche matures in 2020 with payment installments each year (10% to be repaid in each of 2017 and 2018, 20% to be repaid in 2019 and the remaining 60% to be repaid in 2020). In addition, in July and August 2016, we terminated our $22 billion bridge loan credit agreement.

Total Equity

Total equity was $18.7 billion as of December 31, 2017, compared to $35.0 billion as of December 31, 2016. The decrease was mainly due to the net loss of $16.4 billion, dividend payments of $1.2 billion, $0.1 billion of unrealized loss from derivative financial instruments, partially offset by the positive impact of foreign exchange fluctuations of $1.5 billion. Accumulated deficit amounted to $3.8 billion as of December 31, 2017, compared to retained earnings $13.6 billion as of December 31, 2016. The decrease was mainly due to the goodwill impairments in 2017.

Exchange rate fluctuations affected our balance sheet, as approximately 56% of our net assets (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2016, changes in currency rates had a positive impact of $1.5 billion on our equity as of December 31, 2017, mainly due to the change in value against the U.S. dollar of: the euro by (12%), the Polish zloty by (17%), the British pound by (9%), the Japanese yen by (4%), the Mexican peso by (5%), the Bulgarian lev by (12%), the Canadian dollar by (6%) and the Chilean peso by (8%). All comparisons are on a year-end to year-end basis.

Cash Flow

Cash flow generated from operating activities in 2017 was $3.5 billion, a decrease of $1.7 billion compared to 2016. The decrease was mainly due to the impact of change in working capital in 2017, compared to 2016.

Cash flow generated from operating activities in 2017, net of cash used for capital investments, was $2.7 billion, compared to $4.4 billion in 2016. The decrease resulted mainly from lower cash flow generated from operating activities.

In 2011, we established a trade receivables securitization program to sell trade receivables to BNP Paribas Bank. Under the program, we receive an initial cash purchase price and the right to receive a deferred purchase price (“DPP”) for the receivables sold. The proceeds from the sale of these receivables are included in cash from operating activities in the consolidated statement of cash flows. In August 2016, the FASB issued guidance on statements of cash flows, which is described in note 1b. to our consolidated financial statements. Early adoption of the new guidance would have resulted in a reclassification of approximately $1.3 billion from net cash provided by operating activities to investment activities for the year ended December 31, 2017. Applying the expected changes in DPP terms and volume of the securitization program for 2018, is expected to result in a reclassification of approximately $2 billion from net cash provided by operating activities to investment activities. See note 16b to our consolidated financial statements.

We seek to continually improve the efficiency of our working capital management. In 2017, as in prior periods, cash flow from operations benefited significantly from our active working capital management, including by extending the time to pay our suppliers. For example, our standard payment terms, which apply to the majority of our suppliers, were amended in 2017 to extend such payment terms to at least 75 days net in the United States and 60 days net outside the United States, counted from the date of receipt of the valid invoice and required documentation by us from the supplier. In addition, as part of our working capital management program, in certain prior periods, we extended the time to pay certain suppliers that we would have paid near quarter-end under our standard payment terms to the beginning of the following fiscal quarter. Such extensions have the effect of increasing cash flow from operations in the quarter in which such extension occurs. In the fourth quarter of 2017, we generally did not extend the time to pay our suppliers beyond our standard terms for such suppliers, which had the effect of decreasing cash flows from operations in the fourth quarter of 2017 compared to prior quarters in which such payment times were extended.

Dividends

In December 2017, we announced an immediate suspension of dividends on our ordinary shares and ADSs and that dividends on our mandatory convertible preferred shares will be evaluated on a quarterly basis per current practice.

Teva has suspended dividends on its mandatory convertible preferred shares in the fourth quarter of 2017, due to our accumulated deficit.

Commitments

In addition to financing obligations under short-term debt and long-term senior notes and loans, debentures and convertible debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements and participation in joint ventures associated with R&D activities.

In September 2016, we entered into an agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. We paid Regeneron $250 million upfront and will share equally with Regeneron in the global commercial benefits of this product, as well as ongoing associated research and development costs of approximately $1.0 billion.

In October 2016, we entered into an exclusive partnership with Celltrion to commercialize two of Celltrion’s biosimilar products in development for the U.S. and Canadian markets. We paid Celltrion $160 million, of which up to $60 million is refundable or creditable under certain circumstances. We will share the profit from the commercialization of these products with Celltrion.

On September, 19, 2017, we entered into a partnership agreement with Nuvelution for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. Nuvelution will fund and manage clinical development, driving all operational aspects of the phase 3 program, and we will lead the regulatory process and be responsible for commercialization. Upon FDA approval of AUSTEDO for Tourette syndrome, we will pay Nuvelution a pre-agreed return.

Dividends on our mandatory convertible preferred shares (aggregate liquidation preference of approximately $3.7 billion) are payable on a cumulative basis when, as and if declared by our Board of Directors at an annual rate of 7% on the liquidation preference of $1,000 per mandatory convertible preferred share. Declared dividends are paid in cash on March 15, June 15, September 15 and December 15 of each year to and including December 15, 2018.

We are committed to pay royalties to owners of know-how, partners in alliances and certain other arrangements and to parties that financed R&D, at a wide range of rates as a percentage of sales of certain products, as defined in the agreements. In some cases, the royalty period is not defined; in other cases, royalties will be paid over various periods not exceeding 20 years.

In connection with certain development, supply and marketing, and research and collaboration or services agreements, we are required to indemnify, in unspecified amounts, the parties to such agreements against third-party claims relating to (i) infringement or violation of intellectual property or other rights of such third party; or (ii) damages to users of the related products. Except as described in our financial statements, we are not aware of any material pending action that may result in the counterparties to these agreements claiming such indemnification.

Certain of our loan agreements include restrictive covenants, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. Approximately $3.7 billion of our debt is subject to such covenants and, under specified circumstances, including non-compliance with such covenants and the unavailability of any waiver, amendment or other modification thereto and the expiration of any applicable grace period thereto, substantially all other debt could be negatively impacted by non-compliance with such covenants.

As of December 31, 2017, we were in compliance with all applicable financial ratios. We continue to take steps to reduce our debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. Based on our current forecast for the next twelve months from the date of issuance of these financial statements, we expect to remain in compliance with these financial covenants after taking into consideration the effect of implementation of certain cost-efficiency initiatives, such as rationalization of our plants, selling and marketing, general and administrative and research and development spend, which would allow us to continue to comply with the financial covenants. We have amended such covenants in the past, including the net debt to EBITDA ratio covenant to permit a higher ratio, most recently on February 1, 2018. Although we have successfully negotiated amendments to our loan agreements in the past, we cannot guarantee that we will be able to amend such agreements on terms satisfactory to us, or at all, if required to maintain compliance in the future. If we experience lower than required earnings and cash flows to continue to maintain compliance and efforts could not be successfully completed on commercially acceptable terms, we may curtail additional planned spending, may divest additional assets in order to generate enough cash to meet our debt requirements and all other financial obligations.

Supplemental Non-GAAP Income Data

We utilize certain non-GAAP financial measures to evaluate performance, in conjunction with other performance metrics. The following are examples of how we utilize the non-GAAP measures:

•	our management and Board of Directors use the non-GAAP measures to evaluate our operational performance, to compare against work plans and budgets, and ultimately to evaluate the performance of management;

•	our annual budgets are prepared on a non-GAAP basis; and

•	senior management’s annual compensation is derived, in part, using these non-GAAP measures. While qualitative factors and judgment also affect annual bonuses, the principal quantitative element in the determination of such bonuses is performance targets tied to the work plan, and thus is based on the non-GAAP presentation set forth below.

Non-GAAP financial measures have no standardized meaning and accordingly have limitations in their usefulness to investors. We provide such non-GAAP data because management believes that such data provide useful information to investors. However, investors are cautioned that, unlike financial measures prepared in accordance with U.S. GAAP, non-GAAP measures may not be comparable with the calculation of similar measures for other companies. These non-GAAP financial measures are presented solely to permit investors to more fully understand how management assesses our performance. The limitations of using these non-GAAP financial measures as performance measures are that they provide a view of our results of operations without including all events during a period and may not provide a comparable view of our performance to other companies in the pharmaceutical industry.

Investors should consider non-GAAP financial measures in addition to, and not as replacements for, or superior to, measures of financial performance prepared in accordance with GAAP.

In arriving at our non-GAAP presentation, we exclude items that either have a non-recurring impact on the income statement or which, in the judgment of our management, are items that, either as a result of their nature or size, could, were they not singled out, potentially cause investors to extrapolate future performance from an improper base. In addition, we also exclude equity compensation expenses to facilitate a better understanding of

||our financial results, since we believe that this exclusion is important for understanding the trends in our financial results and that these expenses do not affect our business operations. While not all inclusive, examples of these items include:

•	amortization of purchased intangible assets;

•	legal settlements and/or loss contingencies, due to the difficulty in predicting their timing and size;

•	impairments of long-lived assets, including intangibles, property, plant and equipment and goodwill;

•	restructuring expenses, including severance, retention costs, contract cancellation costs and certain accelerated depreciation expenses primarily related to the rationalization of our plants, or to certain other strategic activities such as the realignment of R&D focus or other similar activities;

•	acquisition or divestment related items, including changes in contingent consideration, integration costs, banker and other professional fees, inventory step-up and in-process R&D acquired in development arrangements;

•	expenses related to our equity compensation;

•	significant one-time financing costs and devaluation losses;

•	deconsolidation charges;

•	material tax and other awards or settlements, both amounts paid and received;

•	other exceptional items that we believe are sufficiently large that their exclusion is important to understanding trends in our financial results, such as impacts due to changes in accounting, significant costs for remediation of plants such as inventory write-offs or related consulting costs or other unusual events; and

•	tax effects of the foregoing items.

The following tables present supplemental non-GAAP data, in U.S. dollar, which we believe facilitates an understanding of the factors affecting our business. In these tables, we exclude the following amounts:

	Year Ended December 31,
	2017	2016	2015
	U.S. dollars in millions
Amortization of purchased intangible assets	1,444	993	838
Goodwill impairment	17,100	900	—
Legal settlements and loss contingencies	500	899	631
Impairment of long-lived assets	3,782	746	361
Other R&D expenses	221	426	69
Inventory step-up	67	383	—
Acquisition, integration and related expenses	105	261	221
Restructuring expenses	535	245	183
Costs related to regulatory actions taken in facilities	47	153	36
Equity compensation	129	121	112
Contingent consideration	154	83	399
Gain on sales of business	(1,083)	(720)	(45)
Venezuela deconsolidation charge	396	—	—
Other non-GAAP items	160	203	17
Financial expense (income)	(13)	888	777
Tax effect and other income tax items*	(2,721)	(593)	(631)
Impairment of equity investment—net	47	3	124
Minority interest changes	(270)	(76)	16

*	Includes $1.0 billion U.S Tax Cuts and Jobs Act Effect

	Year Ended December 31, 2017
	U.S. dollars and shares in millions (except per share amounts)
	GAAP	Non-GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues
Gross profit (1)	10,825	1,419	—	12,244	55%
Operating income (1)(2)	(17,484)	23,557	—	6,073	27%
Net income attributable to ordinary shareholders (1)(2)(3)	(16,525)	20,600	—	4,075	18%
Earnings per share attributable to ordinary shareholders—diluted (4)	(16.26)	20.27	—	4.01
(1) Amortization of purchased intangible assets		1,235
Inventory step-up		67
Costs related to regulatory actions taken in facilities		47
Equity compensation		23
Other COGS related adjustments		47

Gross profit adjustments		1,419

(2) Goodwill impairment		17,100
Legal settlements and loss contingencies		500
Impairment of long-lived assets		3,782
Other R&D expenses		221
Acquisition, integration and related expenses		105
Restructuring expenses		535
Amortization of purchased intangible assets		209
Equity compensation		106
Contingent consideration		154
Gain on sale of business		(1,083)
Venezuela deconsolidation charge		396
Other operating related expenses		113

		22,138

Operating income adjustments		23,557

(3) Finance expense (Income)		(13)
Tax effect and other income tax items*		(2,721)
Changes in minority interest		(270)
Impairment of equity investment—net		47

Net income adjustments		20,600

(4)	The non-GAAP weighted average number of shares was 1,018 million for the year ended December 31, 2017. Non-GAAP earnings per share can be reconciled with GAAP earnings per share by dividing each of the amounts included in footnotes 1-3 above by the applicable weighted average share number.
*	Includes $1.0 billion U.S tax cuts and jobs act effect

	Year ended December 31, 2016
	U.S. dollars and shares in millions (except per share amounts)
	GAAP	Non-GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues
Gross profit (1)	11,859	1,559	—	13,418	61%
Operating income (1)(2)	2,154	4,693	—	6,847	31%
Net income attributable to ordinary shareholders (1)(2)(3)	68	4,915	261	5,244	24%
Earnings per share attributable to ordinary shareholders—diluted (4)	0.07	5.07	—	5.14

(1) Amortization of purchased intangible assets		881
Inventory step-up		383
Costs related to regulatory actions taken in facilities		153
Equity compensation expenses		14
Other COGS related adjustments		128

Gross profit adjustments		1,559

(2) Goodwill impairment		900
Legal settlements and loss contingencies		899
Impairment of long-lived assets		746
Other R&D expenses		426
Acquisition, integration and related expenses		261
Restructuring expenses		245
Amortization of purchased intangible assets		112
Equity compensation expenses		107
Contingent consideration		83
Gain on sale of business		(720)
Other operating related adjustments		75

		3,134

Operating income adjustments		4,693

(3) Finance expense (Income)		888
Tax effect		(593)
Changes in minority interest		(76)
Impairment of equity investment—net		3

Net income adjustments		4,915

(4)	Non-GAAP net income attributable to ordinary shareholders for the year ended December 31, 2016 includes an add back of $261 million of accrued dividends on preferred shares since they had a dilutive effect on earnings per share.
(5)	The non-GAAP weighted average number of shares was 1,020 million for the year ended December 31, 2016. Non-GAAP earnings per share can be reconciled with GAAP earnings per share by dividing each of the amounts included in footnotes 1-3 above by the applicable weighted average share number.
(6)	Includes for 2016, $133 million in inventory-related expenses in connection with the devaluation in Venezuela.

	Year ended December 31, 2015
	U.S. dollars and shares in millions (except per share amounts)
	GAAP	Non-GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues
Gross profit (1)	11,356	859		12,215	62%
Operating income (1)(2)	3,352	2,822		6,174	31%
Net income attributable to ordinary shareholders (1)(2)(3)	1,573	3,108	15	4,696	24%
Earnings per share attributable to ordinary shareholders—diluted (4)	1.82	3.60		5.42
(1) Amortization of purchased intangible assets		808
Costs related to regulatory actions taken in facilities		36
Equity compensation		13
Other COGS related adjustments		2

Gross profit adjustments		859

(2) Legal settlements and loss contingencies		631
Impairment of long-lived assets		361
Other R&D expenses		69
Acquisition, integration and related expenses		221
Restructuring expenses		183
Amortization of purchased intangible assets		30
Equity compensation		99
Contingent consideration		399
Gain on sale of business		(45)
Other operating related expenses		15

		1,963

Operating income adjustments		2,822

(3) Financial expense		777
Tax effect		(631)
Changes in minority interest		16
Impairment of equity investment—net		124

Net income adjustments		3,108

(4)	Non-GAAP net income attributable to ordinary shareholders for the year ended December 31, 2015 includes an add back of $15 million accrued dividends on preferred shares since they had a dilutive effect on earnings per share.
(5)	The non-GAAP weighted average number of shares was 867 million for the year ended December 31, 2015. Non-GAAP earnings per share can be reconciled with GAAP earnings per share by dividing each of the amounts included in footnotes 1-3 above by the applicable weighted average share number.

Non-GAAP Effective Tax Rate

The non-GAAP income taxes for 2017 were $788 million on pre-tax non-GAAP income of $5.2 billion. The non-GAAP income taxes in 2016 were $1.1 billion on pre-tax income of $6.4 billion, and in 2015 were $1.3 billion on pre-tax income of $6.0 billion. The non-GAAP tax rate for 2017 was 15%, compared to 17% in 2016 and 21% in 2015. The decrease in our annual non-GAAP effective tax rate for 2017 compared to the non-GAAP effective tax rate in previous years resulted primarily from the synergies associated with the Actavis Generics acquisition and tax benefits resulting from utilization of losses which were fully provided for in the past.

In the future, our effective tax rate is expected to increase following the enactment of the Tax Cuts and Jobs Act in the United States.

Trend Information

The following factors are expected to have a significant effect on our 2018 results:

•	execution of our restructuring plan, which will significantly affect our business and operations, and the risk of incurring additional restructuring expenses;

•	our high debt levels and downgrades to non-investment grade will have a negative effect on our ability to borrow additional funds and may increase the cost of any such borrowing;

•	a decrease in sales of COPAXONE following the launch, and possibility of additional launches, of generic versions to the product;

•	a decrease in sales of other specialty products due to generic competition or divestment;

•	continued price erosion and pricing pressure in the generics markets resulting from changes in market dynamics, particularly in the United States;

•	continued impact of currency fluctuations on revenues and net income, as well as on various balance sheet line items; and

•	continued review of the potential for additional divestment of non-core assets.

For additional information, please see “Item 1—Business” and elsewhere in this Item 7.

Aggregated Contractual Obligations

The following table summarizes our material contractual obligations and commitments as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(U.S. $ in millions)
Long-term debt obligations, including estimated interest*	$38,543	$3,612	$9,554	$6,858	$18,519
Operating lease obligations	591	160	232	124	75
Purchase obligations (including purchase orders)	1,765	1,506	240	19	—

Total	$40,899	$5,278	$10,026	$7,001	$18,594

*	Long-term debt obligations mainly include senior notes and convertible senior debentures as disclosed in notes 11 to our consolidated financial statements.

The total gross amount of unrecognized tax benefits for uncertain tax positions was $1 billion at December 31, 2017. Payment of these obligations would result from settlements with tax authorities. Due to the difficulty in determining the timing and magnitude of settlements, these obligations are not included in the above table. Correspondingly, it is difficult to ascertain whether we will pay any significant amount related to these obligations within the next year.

We have committed to future expenditures relating to joint ventures in accordance with the terms of the applicable agreements, mainly our PGT venture. However, the amounts of these future expenditures have not been predetermined, and are subject to management approval.

We have committed to make potential future “milestone” payments to third parties under various agreements. Such payments are contingent upon the achievement of certain regulatory milestones and sales targets. As of December 31, 2017, were all milestones and targets, for compounds in phase 2 and more advanced stages of development, to be achieved, the total contingent payments could reach an aggregate of up to approximately $407 million.

We have committed to pay royalties to owners of know-how, partners in alliances and other certain arrangements and to parties that financed research and development, at a wide range of rates as a percentage of sales or of the gross margin of certain products, as defined in the underlying agreements.

Due to the uncertainty of the timing of these payments, these amounts, and the amounts described in the previous paragraph, are not included in the above table.

Dividends on our mandatory convertible preferred shares (aggregate liquidation preference of approximately $3.7 billion) are payable on a cumulative basis when, as and if declared by our Board of Directors at an annual rate of 7% on the liquidation preference of $1,000 per mandatory convertible preferred share. Declared dividends are paid in cash on March 15, June 15, September 15 and December 15 of each year to and including December 15, 2018. We have suspended dividends on our mandatory convertible preferred shares in the fourth quarter of 2017, due to our accumulated deficit.

Off-Balance Sheet Arrangements

Except for securitization transactions, which are disclosed in note 16d. to our consolidated financial statements, we do not have any material off-balance sheet arrangements.

Critical Accounting Policies

For a description of our significant accounting policies, see note 1 to our consolidated financial statements.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments, involving critical accounting estimates and assumptions impacting our consolidated financial statements. We have applied our policies and critical accounting estimates consistently to all our businesses, including the Actavis Generics, Anda and Rimsa businesses acquisitions and our Teva Takeda business venture.

For a discussion of the valuation allowance, deferred tax and valuation allowance estimates see notes 1 and 15 of our consolidated financial statements.

Revenue Recognition and SR&A

Revenue is recognized from product sales, including sales to distributors when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. This generally occurs when products are shipped and title, risk and rewards for the products are transferred to the customer.

Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, returns, cash discounts and other deductions, such as shelf stock adjustments, which can be reasonably estimated. When sales provisions are not considered reasonably estimable by Teva, the revenue is deferred to a future period when more information is available to evaluate the impact. These provisions primarily relate to sales of pharmaceutical products in the U.S.

Revenue resulting from the achievement of milestone events stipulated in agreements is recognized when the milestone is achieved. Milestones are based on the occurance of a substantive element specified in the contract or as a measure of substantive progress toward completion under the contract.

Revenues from licensees, sales of licensed products and technology are recorded in accordance with the contract terms, when third-party sales can be reliably measured and collection of the funds is reasonably assured.

Royalty revenue is recognized as a component of net revenues in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and when revenue can be reasonably measured.

Provisions for rebates including Medicaid and other governmental allowances, chargebacks, returns and other promotional items, such as shelf stock adjustments, are included in Sales Reserves and Allowances under “current liabilities.” Provisions for doubtful debts and prompt payment discounts are netted against “accounts receivable.”

We adjust these provisions in the event that it appears that the actual amounts may differ from the estimated provisions. The following briefly describes the nature of each deduction and how provisions are estimated in our financial statements.

Customer Volume Rebates. Rebates are primarily related to volume incentives and are offered to key customers to promote loyalty. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives a rebate. Since rebates are contractually agreed upon, they are estimated based on the specific terms in each agreement. Externally obtained inventory levels are evaluated in relation to estimates made for rebates payable to indirect customers.

Medicaid and Other Governmental Rebates. Pharmaceutical manufacturers whose products are covered by the Medicaid program are required to rebate to each state a percentage of their average manufacturer’s price for the products dispensed. Many states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. We estimate these rebates based on historical trends of rebates paid as well as on changes in wholesaler inventory levels and increases or decreases in sales.

Shelf Stock Adjustments. The custom in the pharmaceutical industry is generally to grant customers a shelf stock adjustment based on the customers’ existing inventory contemporaneously with decreases in the market price of the related product. The most significant of these relate to products for which an exclusive or semi-exclusive period exists. Provisions for price reductions depend on future events, including price competition, new competitive launches and the level of customer inventories at the time of the price decline. We regularly monitor the competitive factors that influence the pricing of our products and customer inventory levels and adjust these estimates where appropriate.

Other Promotional Arrangements. Other promotional or incentive arrangements are periodically offered to customers specifically related to the launch of products or other targeted promotions. Provisions are made or expenses recorded in the period for which the customer earns the incentive in accordance with the contractual terms.

Prompt Pay Discounts. Prompt pay discounts are offered to most customers to encourage timely payment. Discounts are estimated at the time of invoice based on historical discounts in relation to sales. Prompt pay discounts are almost always utilized by customers. As a result, the actual discounts do not vary significantly from the estimated amount.

Chargebacks. We have arrangements with various third parties, such as managed care organizations and drug store chains, establishing prices for certain of our products. While these arrangements are made between us and the customers, the customers independently select a wholesaler from which they purchase the products. Alternatively, certain wholesalers may enter into agreements with the customers, with our concurrence, which establishes the pricing for certain products which the wholesalers provide. Under either arrangement, we will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract price.

Provisions for chargebacks involve estimates of contract prices of over 2,000 products and multiple contracts with multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers and therefore will not necessarily fluctuate in proportion to an increase or decrease in sales.

Provisions for estimating chargebacks are calculated using historical chargeback experience, or expected chargeback levels for new products. We consider current and expected price competition when evaluating the provision for chargebacks. Chargeback provisions are compared to externally obtained distribution channel reports for reasonableness. We regularly monitor the provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from estimated provisions.

Returns. Returns primarily relate to customer returns for expired products which the customer has the right to return up to one year following the expiration date. Such returned products are destroyed, and credits and/or refunds are issued to the customer for the value of the returns. The returns provision is estimated by applying a historical return rate to the amounts of revenue estimated to be subject to returns. Revenue subject to returns is estimated based on the lag time from time of sale to date of return. The estimated lag time is developed by analyzing historical experience. Lag times during 2017 and 2016 were estimated at approximately 24 months from the date of sale. Additionally, we consider specific factors such as levels of inventory in the distribution channel, product dating and expiration, size and maturity of launch, entrance of new competitors, changes in formularies or packaging and any changes to customer terms for determining the overall expected levels of returns.

Sales reserves and allowances to U.S. customers comprise over 86% of our total sales reserves and allowances as of December 31, 2017, with the remaining balance primarily in Canada and Germany.

SR&A for third-party sales as of December 31, 2017 and 2016 were as set forth in the table below.

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S. dollars in millions)
Balance at December 31, 2015	$120	$3,382	$1,319	$1,091	$598	$211	$6,601	$6,721
Acquisition of Actavis Generics and other	101	738	408	567	244	37	1,994	2,095
Provisions related to sales made in current year period	525	7,152	1,513	7,519	291	361	16,836	17,361
Provisions related to sales made in prior periods	7	(214)	(181)	4	20	(9)	(380)	(373)
Credits and payments	(555)	(7,564)	(1,334)	(7,596)	(302)	(404)	(17,200)	(17,755)
Translation differences	1	(12)	4	(1)	(7)	4	(12)	(11)

Balance at December 31, 2016	$199	3,482	$1,729	$1,584	$844	$200	$7,839	$8,038

Measurement period adjustments	—	—	48	—	—	—	48	48
Provisions related to sales made in current year period	613	6,435	1,589	12,408	280	469	21,181	21,794
Provisions related to sales made in prior periods	3	(79)	(60)	11	(30)	(18)	(176)	(173)
Credits and payments	(618)	(6,821)	(1,405)	(12,153)	(321)	(401)	(21,101)	(21,719)
Translation differences	(1)	60	7	(1)	7	17	90	89

Balance at December 31, 2017	$196	$3,077	$1,908	$1,849	$780	$267	$7,881	$8,077

Reserves at December 31, 2016 increased by approximately $1.3 billion compared to December 31, 2015. This increase is mainly attributable to the acquisition of Actavis Generics.

Reserves as of December 31, 2017 increased by approximately $39 million compared to December 31, 2016.

Actual inventory on hand with our customers may be higher or lower due to differences between actual and projected demand. We monitor inventory levels to minimize risk of excess quantities. As is customary in the industry, we may provide additional incentives to wholesalers for the purchase of certain inventory items or in relation to wholesale trade shows.

Income Taxes

The provision for income tax is calculated based on our assumptions as to our entitlement to various benefits under the applicable tax laws in the jurisdictions in which we operate. The entitlement to such benefits depends upon our compliance with the terms and conditions set out in these laws.

Accounting for uncertainty in income taxes requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefits recorded for these positions is measured as the largest benefit more likely than not to be sustained. Significant judgment is required in making these determinations.

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the determination of the appropriate valuation allowances, we have considered the most recent projections of future business results and prudent tax planning alternatives that may allow us to realize the deferred tax assets. Taxes which would apply in the event of disposal of investments in subsidiaries have not been taken into account in computing deferred taxes, as it is our intention to hold these investments rather than realize them.

Deferred taxes have not been provided for tax-exempt income, as the Company intends to permanently reinvest these profits and does not currently foresee a need to distribute dividends out of these earnings. Furthermore, we do not expect our non-Israeli subsidiaries to distribute taxable dividends in the foreseeable future, as their earnings are needed to fund their growth, while we expect to have sufficient resources in the Israeli companies to fund our cash needs in Israel. In addition, the Company recently announced a suspension of dividend distribution on ordinary shares and ADSs, while dividends on mandatory convertible preferred shares will be evaluated on a quarterly basis. An assessment of the tax that would have been payable had the Company’s foreign subsidiaries distributed their income to the Company is not practicable because of the multiple levels of corporate ownership and multiple tax jurisdictions involved in each hypothetical dividend distribution.

U.S. Tax Cuts and Jobs Act

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however we have made reasonable estimates of the effects on the existing deferred tax balances and the one-time deemed repatriation tax for which provisional amounts have been recorded

The Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may impact our provision for income taxes in the period in which the adjustments are made.

Contingencies

We and our subsidiaries are involved in various patent, product liability, commercial, government investigations, environmental claims and other legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies or contingent consideration acquired in a business combination, we record accruals for these types of contingencies to the extent that we conclude their occurrence is probable and that the related liabilities are estimable. When accruing these costs, we will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, we accrue for the minimum amount within the range. We record anticipated recoveries under existing insurance contracts that are probable of occurring at the gross amount that is expected to be collected.

We review the adequacy of the accruals on a periodic basis and may determine to alter our reserves at any time in the future if we believe it would be appropriate to do so. As such accruals are based on management’s judgment as to the probability of losses and, where applicable, actuarially determined estimates, accruals may materially differ from actual verdicts, settlements or other agreements made with regards to such contingencies.

Inventories

Inventories are valued at the lower of cost or market. Cost of raw and packaging materials is determined mainly on a moving average basis. Cost of purchased products is determined mainly on a standard cost basis, approximating average costs. Cost of manufactured finished products and products in process is calculated assuming normal manufacturing capacity as follows: raw and packaging materials component is determined mainly on a moving average basis, while the capitalized production costs are determined either on an average basis over the production period, or on a standard cost basis, approximating average costs.

Our inventories generally have a limited shelf life and are subject to impairment as they approach their expiration dates. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and reported operating results.

Our policy is to capitalize saleable product for unapproved inventory items when economic benefits are probable. We evaluate expiry, legal risk and likelihood of regulatory approval on a regular basis. If at any time approval is deemed not to be probable, the inventory is written down to its net realizable value. To date, inventory allowance adjustments in the normal course of business have not been material. However, from time to time, due to a regulatory action or lack of approval or delay in approval of a product, we may experience a more significant impact.

Long-Lived Assets

Our long-lived, non-current assets mainly consist of goodwill, identifiable intangible assets and property, plant and equipment.

We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles allow us to first assess qualitative factors to determine whether it is necessary to perform the next goodwill impairment quantitative test.

Following the acquisition of Actavis Generics, Teva conducted an analysis of its business segments, which resulted in a change to Teva’s segment reporting and goodwill assignment in the fourth quarter of 2016. Teva reallocated goodwill to its adjusted reporting units using a relative fair value approach.

Pursuant to the Company’s policy, Teva conducted its annual impairment test during the fourth quarter of 2017, in conjunction with the preparation of its 2018 annual operating plan (“AOP”). The AOP was used as a base for a long range plan model, incorporating the impact of the restructuring plan that was announced on December 14, 2017. See note 18 of our consolidated financial statements.

Teva determines the fair value of its reporting units using a weighting of fair values derived from the income approach. The income approach is a forward-looking approach to estimating fair value. Within the income approach, the method that was used is the discounted cash flow method. Teva commenced with a forecast of all the expected net cash flows associated with the reporting units, which include the application of a terminal value, and then applied a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions, which are reflective of market participants. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with country-specific characteristics.

Considering the steep decline in Teva’s market capitalization in the second half of 2017 and considering additional adverse developments in its businesses during the fourth quarter of 2017, which are further described below, Teva recorded a goodwill impairment of $11.0 billion in the fourth quarter, mainly attributable to goodwill associated with its U.S. generics reporting unit, in addition to the $6.1 billion goodwill impairment that was recorded during the second quarter of 2017.

Impairment of identifiable intangible assets amounted to $3,238 million, $589 million and $265 million in the years ended December 31, 2017, 2016 and 2015, respectively, and are recorded in earnings under other asset impairments, restructuring and other items. See note 18 to our consolidated financial statements.

Generics reporting units

U.S. generics reporting unit

During the second quarter of 2017, Teva identified certain developments in the U.S. market, which negatively impacted Teva’s outlook for its U.S. generics business. These developments included: (i) additional pricing pressure in the U.S. generics market as a result of customer consolidation into larger buying groups to extract further price reductions; (ii) accelerated FDA approval of additional generic versions of off-patent medicines, resulting in increased competition for these products; and (iii) delays in launches of certain of Teva’s new generic products. These developments caused Teva to revisit its assumptions supporting the cash flow projections for its U.S. generics reporting unit, including: (i) the expected duration and depth of price erosion and certain revenue growth assumptions; (ii) the associated operating profit margins; and (iii) the long term growth rate.

In estimating the discounted cash flow value of Teva’s U.S. generics reporting unit as of the second quarter of 2017, Teva used the following key assumptions: Teva expected revenue and operating profits to continue to decline in 2018 and 2019, as its ability to successfully launch new generic products was not expected to offset or exceed the price and volume erosion for its existing portfolio prior to 2020, following which time, in 2020 and 2021, Teva expected to return to moderate growth. Teva assumed a terminal growth rate of 2% for the coming years, in line with recent general outlook, at the time, for the U.S. generics market. The resulting cash flow amounts were discounted using a weighted average cost of capital (“WACC”) of 6.8%.

Based on the second quarter revised discounted cash flows analysis, Teva recorded a goodwill impairment of $6.1 billion related to its U.S. generics reporting unit.

During the third quarter of 2017, Teva adjusted the projections for its U.S. generics reporting unit to reflect a potentially beneficial event, offset by further pricing pressure in the U.S. generics market, and concluded that no additional impairment was required.

During the fourth quarter of 2017, Teva noted further deterioration in the U.S. generics market and economic environment and further limitations on Teva’s ability to influence generic medicines pricing in the long term and a decrease in value from future launches:

•	Pricing challenges due to customer consolidation. In prior periods, it appeared to be reasonable that as price erosion in the generics market continued, other manufacturers would exit particular generic markets, resulting in opportunities to eventually reduce overall erosion with price increases for certain products with decreasing competition after the exit of other manufacturers. However, increasing consolidation among purchasers of generic medicines, particularly Group Purchasing Organizations (“GPOs”), has led to three such GPOs representing approximately 80% of generics purchases in the United States. This led to a continuation and increase in the trend of “lowest price” tenders. Therefore, it now appears likely that there will be few, if any, opportunities to increase prices even when other generics manufacturers exit a market.

•

Pricing challenges due to government regulation. There is an increasing trend of enacting and proposing state-level legislation in the United States imposing penalties and/or restricting price increases, making pricing more challenging. The inconsistent rules across states add to the complexity of how to make decisions about the best economic outcome to maximize profit on a given generic product and the most restrictive law will likely restrict Teva’s business practices nationwide, as marketing, sales and pricing are typically not administered on a state-by-state basis. Restrictive bills have passed in at least seven states, including high-population states such as California and New York, and bills are in the process of being re-submitted in ten additional states where they were previously rejected, with approximately half of them already passed and/or submitted for vote by January 2018.

•	Increasing generic approvals. The FDA is approving more generic formulations than they have in the past, which is affecting the value of already launched products. On January 3, 2018, the FDA commissioner announced new steps to facilitate efficient generic drug review to enhance competition, promote access and lower drug prices. The commissioner also stated that the FDA had several record-breaking months for the number of generic medicines approved, including November 2017, when it approved the highest number of generic medicines in the FDA’s history.

Being the first to market a generic version of a product, and particularly as the only company authorized to sell during the 180-day period of exclusivity in the U.S. market, can substantially increase sales, profits and profitability in the period following the introduction of such a product and prior to a competitor’s introduction of an equivalent product. Even after the exclusivity period ends, there is often continuing benefit from having the first generic product in the market. Pricing is generally higher during periods of limited competition. The FDA has also limited the availability of exclusive or semi-exclusive periods for new products with an increase in shared first to file awards, which reduces the economic benefit from being first-to-file for generic approvals.

In contrast to the FDA’s accelerated approval of additional generic versions of off-patent medicines, the rate of FDA approval for a generic version of originator drugs without generic competition has not significantly increased. Thus, Teva’s ability to launch profitable new products has not benefited from the FDA’s increased focus on approving generic applications. Additionally, much of Teva’s future pipeline is concentrated in complex or unique products coupled with devices, which take longer time for FDA approval.

•	Originator strategies to maintain market share. Originator companies increasingly engage in strategies beyond authorized generics, to maintain market share of their originator drugs, reducing the value of newly launched complex or novel generics.

•	Changes to traditional distribution model. The traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants, which Teva believes will limit its future growth in the U.S. generics market. For example: (i) in January 2018, several major hospital groups announced a plan to form a non-profit company that will provide U.S. hospitals with a number of generic drugs; (ii) in January 2018, Amazon Inc., Berkshire Hathaway Inc. and JPMorgan Chase & Co. announced that they plan to join forces by forming an independent health care company for their combined one million U.S. employees; and (iii) the consolidation resulting from the merger announced in December 2017 between CVS Health and Aetna, if consummated, is expected to create a vertically integrated organization with increased control over the physician and pharmacy networks and, ultimately, over which medicines are sold to patients. Each of these events has the potential to drive further price erosion and limit the growth opportunities for Teva’s U.S. generics unit.

•	U.S. tax reform. Recently-enacted U.S. tax reform legislation is expected to limit Teva’s ability to achieve targeted tax efficiencies compared to prior estimates. See note 15.

In response to these developments, Teva’s recently appointed President and Chief Executive Officer, Kåre Schultz, and the management team that was reorganized under him, announced a comprehensive restructuring plan in December 2017, aimed to increase the profitability of Teva’s U.S. generics business, among other things. This plan focuses on discontinuation of loss generating products and reductions of infrastructure costs, by closing facilities and executing divestments, as well as a reduction in R&D expenditures, focusing on fewer, more profitable opportunities to launch new generic medicines. In addition, Teva further evaluated its assumptions and approach to valuing its pipeline and related projections. Due to the increased risks and variables now impacting generics launches, Teva, with the assistance of a global consulting firm, used a “Monte Carlo” model to simulate the different outcomes for launch value to better predict the estimated value to be derived.

As a result of the factors discussed above, Teva adjusted certain of its assumptions used in its cash flow projections in the fourth quarter of 2017 to determine the fair value of its U.S. generics reporting unit. In comparison to previous periods, Teva expects less revenues and profitability from newly launched products as well as larger pricing declines. As a result, Teva estimates a longer period will pass before it returns to revenue and profitability growth in its U.S. generics reporting unit.

The resulting cash flow amounts were discounted using a slightly increased rate of 7.3% compared to prior quarters, reflecting market participants’ assumptions regarding increased uncertainties in the U.S. generics market. Teva still assumes a terminal growth rate of 2%.

Based on the new estimates incorporating all of the above factors, Teva recorded a goodwill impairment of $10.4 billion related to its U.S. generics reporting unit in the fourth quarter of 2017. The aggregate goodwill impairment related to Teva’s U.S. generics reporting unit in 2017 was $16.5 billion.

If Teva holds all other assumptions constant, a reduction in the terminal value growth rate by 0.1% or an increase in discount rate by 0.1% would each result in an additional impairment of approximately $190 million and $230 million, respectively.

If the conditions in the U.S. generics market continue to deteriorate more than anticipated, or if Teva is unable to execute its strategies or anticipated plans, it may be necessary to record further impairment charges in the future.

Other reporting units within generics

Teva concluded that the fair value of each of its remaining reporting units within its generics medicines segment continues to be in excess of its carrying value. The remaining goodwill allocated to these reporting units was approximately $13.4 billion as of December 31, 2017. For these reporting units, the percentage excess of estimated fair value over carrying value, as of December 31, 2017, was 45.6% for Teva’s Rimsa reporting unit, 4.6% for the European generics reporting unit and 4.1% for the ROW generics reporting unit.

Teva determined that the European and ROW generics reporting units are at risk of goodwill impairment in the future, due to the narrow margin between fair value and carrying value and also based on the sensitivity of the calculation of potential forecast revisions and/or changes in strategy in the business.

The resulting cash flow amounts for European generics reporting unit were discounted using a rate of 8.4% reflecting market participants’ assumptions regarding increased uncertainties and country-specific characteristics with a terminal growth rate of 1.8%. If Teva holds all other assumptions constant, a reduction in the terminal value growth rate by 0.5% or an increase in discount rate by 0.4% would each result in impairment. The goodwill allocated to this reporting unit was $8.2 billion as of December 31, 2017.

The resulting cash flow amounts for ROW generics reporting unit were discounted using a rate of 8.8% reflecting market participants’ assumptions regarding increased uncertainties and country-specific characteristics with a terminal growth rate of 3.5%. If Teva holds all other assumptions constant, a reduction in the terminal value growth rate by 0.3% or an increase in discount rate by 0.2% would each result in impairment. The goodwill allocated to this reporting unit was $4.3 billion as of December 31, 2017.

In determining the fair value of these reporting units, Teva used a discounted cash flow analysis and applied the following key assumptions: expected revenue growth and operating profit margins including an estimate for price erosion and discount rate, among others.

If market conditions continue to deteriorate, or if Teva is unable to execute its strategies, it may be necessary to record further impairments in the future.

Specialty reporting unit

Teva adjusted its projections for its specialty reporting unit to reflect significant events that took place during 2017, mainly the FDA approval of a generic version of COPAXONE and the subsequent launch at risk of a competing product in the U.S. market, as well as the unfavorable clinical trial result for laquinimod and the favorable clinical trial results for AUSTEDO and fremanezumab. Teva reflected the expected implications of these developments in the cash flow projections and discounted the adjusted cash flow amounts by adding an additional risk premium of 2.3% to the discount rate of 7.3%, which Teva uses for most of its worldwide operations, applying a market participant view, to reflect the increased uncertainties in its specialty business.

The percentage difference between estimated fair value and estimated carrying value for the specialty reporting unit is 68.5%, following the impact of the above mentioned events.

Other reporting unit

Teva’s other reporting unit consists primarily of its U.S. distribution business, Anda, which is negatively impacted by the outlook for generics, as revised in the fourth quarter of 2017. See “—U.S. generics reporting unit” above. Accordingly, management reduced the projected growth of this business, resulting in an impairment of $600 million.

Market Capitalization

Teva analyzed the aggregate fair value of its reporting units as compared to its market capitalization in order to assess the reasonableness of the results of its cash flow projections used for its goodwill impairment analysis. The market capitalization was based on the outstanding shares and expected dilution from mandatory convertible preferred shares, multiplied by the average market share price for the 30 days following the restructuring plan announcement on December 14, 2017. Reflecting the recent adverse developments in its cash flow projections as described above, Teva assessed its fair value, net of debt, to be higher than both its equity value of $19 billion and its market capitalization of $21 billion, as of December 31, 2017. Management believes that its fair value assessment is reasonably supported by the current market capitalization.

Management will continue to monitor business conditions and will also consider future developments in its market capitalization when assessing whether additional goodwill impairment is required in future periods.

Acquisition of Actavis Generics and Anda

On August 2, 2016, we consummated the acquisition of Actavis Generics. At closing, we paid Allergan consideration of approximately $33.4 billion in cash and approximately 100.3 million Teva shares. On October 3, 2016, we consummated the acquisition of Anda for cash consideration of $500 million. The purchase is a transaction related to the Actavis Generics acquisition, and as such the purchase price accounting and related disclosures have been treated on a combined basis.

We have accounted for the acquisitions of Actavis Generics and Anda using the acquisition method of accounting, which generally requires that assets acquired and liabilities assumed be recorded at fair value as of the acquisition date. Assessing fair values involves applying a series of judgments about future events and uncertainties and is heavily reliant on estimates and assumptions. The judgments we used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. For instance, the determination of asset lives can impact our results of operations, as different types of assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of certain classes of assets and liabilities of Actavis Generics and Anda.

Contingent consideration

Contingent consideration incurred in a business combination is included as part of the consideration transferred and recorded at a probability weighted assessment of their fair value as of the acquisition date. The fair value of the contingent consideration is re-measured at each reporting period, with any adjustments in fair value recognized in earnings under impairments, restructuring and others.

Inventory

The fair value of inventory was determined taking into account, as relevant, estimated selling price, estimated costs to be incurred to complete work in process inventory, estimated costs to be incurred to sell the inventory, estimated reasonable profit allowance for manufacturing and selling effort.

As the inventory is sold, the fair value of inventory is recognized in our results of operations. Based on internal forecasts and estimates of months of inventory on hand, we expected that the acquisition date inventory will be substantially sold and recognized in cost of sales over a period of approximately six months after the acquisition date.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of inventory include stage of completion, costs to complete, and selling price. All of these judgments and estimates can materially impact our results of operations.

Assets held-for-sale

Assets held for sale are measured at fair value less costs to sell. We present newly-acquired assets as assets held-for-sale if there is a plan to dispose of the assets within a year and it is probable that we will meet held-for-sale criteria within a short period of time after the acquisition. The other criteria include: management having the authority to approve an action which commits to selling the assets; assets are available for immediate sale in their present condition; an active program is in place to locate a buyer and actions to complete the sale are initiated; assets are being actively marketed; and it is unlikely there will be significant changes to, or withdrawal from, the plan to sell the assets.

Property, plant and equipment

The fair value of property, plant and equipment was based on the replacement costs including consideration of our intended use of the assets, and will be recognized in our results of operations over the expected useful life of the individual depreciable assets.

Identifiable intangible assets

The fair value of acquired identifiable intangible assets is generally determined using an income approach. This method starts with a forecast of all of the expected future net cash flows associated with the asset and then adjusts the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

The more significant estimates and assumptions inherent in the estimate of the fair value of identifiable intangible assets include all assumptions associated with forecasting product profitability, including sales and cost to sell projections, research and development expenditure for ongoing support of product rights or continued development of in process R&D, estimated useful lives and in process R&D expected launch dates. A discount rate has been applied to the projections which captures the inherent risk of the products. Additionally, for in process R&D assets the probability of success has been factored into the fair value measure.

At December 31, 2017, acquired identifiable intangible assets mainly consisted of $12.7 billion finite lived product rights with a weighted average life of approximately 11 years, and in process R&D of approximately $4.3 billion.

Restructuring Costs

Restructuring costs have been recorded in connection with restructuring program designed to restore our financial security and stabilizing the business. As a result, our management has made estimates and judgments regarding future plans, mainly related to employee termination benefit costs, with additional charges possible following decisions on closures or divestments of manufacturing plants, R&D facilities, headquarters and other office locations. When accruing these costs, we will recognize the amount within a range of costs that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, we recognize the minimum amount within the range. In connection with these actions, management also assesses the recoverability of long-lived assets employed in the business. In certain instances, asset lives have been shortened based on changes in the expected useful lives of the affected assets. Asset-related impairments and severance and other related costs are reflected within asset impairments, restructuring and others.

Recently Issued Accounting Pronouncements

See note 1 to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The objective of our financial risk management measures is to minimize the impact of risks arising from foreign exchange and interest rate fluctuations. To reduce these risks, we take various operational measures in order to achieve a natural hedge and may enter, from time to time, into financial derivative instruments. Our derivative transactions are executed through global and local banks. We believe that due to our diversified derivative portfolio, the credit risk associated with any of these banks is minimal. No derivative instruments are entered into for trading purposes.

Exchange Rate Risk Management

We operate our business worldwide and, as such, we are subject to foreign exchange risks on our results of operations, our monetary assets and liabilities and our foreign subsidiaries’ net assets. For further information on currencies in which we operate see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Currency Fluctuations on Results of Operations.”

We generally prefer to borrow in U.S. dollars, however from time to time we borrow funds in other currencies, such as the euro, Swiss franc, Japanese yen and new Israeli shekel in order to benefit from same currency revenues in relation to same currency costs and same currency assets in relation to same currency liabilities.

Cash Flow Exposure

Total revenues were $22.4 billion in 2017. Of these revenues, approximately 56% were in U.S. dollars, 16% in euros, 4% in Japanese yen and the rest in other currencies, none of which accounted for more than 4% of total revenues in 2017. In most currencies, we record corresponding expenses.

In certain currencies, primarily the euro, our revenues generally exceed our expenses. Conversely, in other currencies, primarily the new Israeli shekel and the Indian rupee, our expenses generally exceed our revenues.

For those currencies which do not have a sufficient natural hedge, we may choose to hedge in order to reduce the impact of foreign exchange fluctuations on our operating results.

In certain cases, we may hedge exposure arising from a specific transaction, executed in currency other than the functional currency, by entering into forward contracts and or by using plain-vanilla and exotic option strategies. We generally limit hedging transactions up to twelve months.

Balance Sheet Exposure

With respect to our monetary assets and liabilities, the exposure arises when the monetary assets and/or liabilities are denominated in currencies other than the functional currency of our subsidiaries. We strive to limit our exposure through natural hedging. Most of the remaining exposure is hedged by entering into financial derivative instruments. To the extent possible, the hedging activity is carried out on a consolidated level.

The table below presents exposures exceeding $50 million in absolute values:

Net exposure as of December 31, 2017
Liability/Asset	(U.S. $ in millions)
CHF/EUR	437
GBP/EUR	380
EUR/USD	226
USD/JPY	189
BGN/EUR	188
INR/USD	101
PLN/EUR	97
CAD/EUR	96
CHF/USD	81
EUR/RUB	79
EUR/SEK	75
USD/ILS	65
USD/MXN	63
EUR/DKK	54

Outstanding Foreign Exchange Hedging Transactions

As of December 31, 2017, we had long and short forwards and currency option contracts with a corresponding notional amount of approximately $2.8 billion and $270 million, respectively. As of December 31, 2016, we had long and short forwards and currency option contracts with corresponding notional amounts of approximately $2.1 billion and $180 million, respectively.

The table below presents financial derivatives entered into as of December 31, 2017 in order to reduce currency exposure arising from our cash flow and balance sheet exposures. The table below presents only currency paired with hedged net notional values exceeding $50 million.

Currency (sold)			Net Notional Value				Fair Value		2017 Weighted Average Cross Currency Prices or Strike Prices
	Cross Currency (bought)		2017		2016		2017	2016
	(U.S. $ in millions)
Forward:
EUR	GBP		467		57		0.5	—	0.89
EUR	CHF	*	416		*	*	(1.0)	—	1.17
USD	EUR	*	191		88		3.0	1.0	1.18
JPY	USD		106		123		1.5	4.0	111.20
NIS	USD		132		*	*	(1.0)	—	3.49
EUR	CAD	*	102		66		—	—	1.52
RUB	EUR		70		66		(1.0)	(1.0)	70.30
USD	CHF		70		268		1.0	(2.5)	0.98
MXN	USD		60		170		2.5	1.5	19.02
EUR	PLN		50		*	*	0.5	—	4.22
USD	HUF		*	*	396			(6.0)	—
USD	GBP		*	*	101			(1.0)	—

Options:
JPY	USD		71		57		—	—	111.85
EUR	PLN		70		*	*	—	—	4.23
EUR	USD		*	*	71			—	—

*	Change in position compared to previous year.
**	Represents amounts less than $50 million.

Foreign Subsidiaries Net Assets

Under certain market conditions, we may hedge against possible fluctuations in foreign subsidiaries’ net assets (“net investment hedge”). In these cases, we may use cross currency swaps and forward contracts. During 2017 we entered into a cross currency swap agreement, to hedge $1 billion of our subsidiaries’ euro denominated net assets. The fair value of this cross currency swap liability was $96 million as of December 31, 2017.

Interest Rate Risk Management

We are subject to interest rate risk on our investments and on our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs.

We raise capital through various debt instruments including senior notes that bear a fixed or variable interest rate, syndicated bank loans that bear a fixed or floating interest rate, securitizations and convertible debentures that bear a fixed and floating interest rate. In some cases, as described below, we have swapped from a fixed to a floating interest rate (“fair value hedge”), from a floating to a fixed interest and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), reducing overall interest expenses or hedging risks associated with interest rate fluctuations.

In certain cases, we may hedge, in whole or in part, against exposure arising from a specific transaction, such as debt issuances related to an acquisition or debt refinancing, by entering into forward and interest rate swap contracts and/or by using options.

The below table presents the aggregate outstanding notional amounts of the hedged items as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	U.S. $ in millions
Cross currency swap—cash flow hedge	$588	$588
Interest rate swap—fair value hedge	$500	$500

Our outstanding debt obligations, the corresponding interest rates, currency and repayment schedules as of December 31, 2017 are set forth in the table below in U.S. dollar equivalent terms, taking into account the above-described swap transactions:

Currency	Total Amount	Interest Rate Ranges		2018	2019	2020	2021	2022	2023 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	17,448	1.40%	7.20%	1,515	2,000	700	3,620	864	8,749
Euro	8,946	0.38%	3.85%	—	1,199	2,095	587	—	5,066
CHF	1,489	0.13%	1.50%	770	—	—	—	360	360
JPY	311	1.42%	1.42%	—	311	—	—	—	—
USD convertible debentures*	514	0.25%	0.25%	514	—	—	—	—	—

Floating Rate:
USD	2,785	2.80%	3.05%	285	500	1,500	—	—	500
JPY	1,081	0.35%	0.55%	561	—	—	—	519	—
Others	7	8.00%	13.00%	1	—	—	—	—	5

Total:	32,581			$3,646	$4,010	$4,295	$4,207	$1,743	$14,680

Less debt issuance costs	(106)

Total:	$32,475

Our cash is invested in bank deposits bearing interest rates which are mostly dependent on floating rates. Bank deposits are spread among several banks. We believe that the credit risk associated with these banks is minimal. During 2017 we terminated our investments in two range accrual notes with a total amortized cost basis of $100 million that pay higher than market interest as long as LIBOR remains within a certain range.

For information regarding derivative instruments and hedging activities, see note 16 to our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Teva Pharmaceutical Industries Limited and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the periods ended December 31, 2017, including the related notes (collectively referred to as the consolidated “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management and board of directors are responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in “Report of Teva Management on Internal Control Over Financial Reporting” appearing under Item 9A(b). Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
February 12, 2018	Kesselman & Kesselman Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

We have served as the Company’s auditor since at least 1976, when Teva Pharmaceutical Industries Limited was established through the merger of several predecessor companies. We have not determined the specific year we began serving as the auditor of a predecessor company.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$963	$988
Trade receivables	7,128	7,523
Inventories	4,924	4,954
Prepaid expenses	1,100	1,629
Other current assets	701	1,293
Assets held for sale	566	841

Total current assets	15,382	17,228
Deferred income taxes	574	625
Other non-current assets	932	1,235
Property, plant and equipment, net	7,673	8,073
Identifiable intangible assets, net	17,640	21,487
Goodwill	28,414	44,409

Total assets	$70,615	$93,057

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,646	$3,276
Sales reserves and allowances	7,881	7,839
Trade payables	2,069	2,157
Employee-related obligations	549	859
Accrued expenses	3,014	3,405
Other current liabilities	724	836
Liabilities held for sale	38	116

Total current liabilities	17,921	18,488
Long-term liabilities:
Deferred income taxes	3,277	5,413
Other taxes and long-term liabilities	1,843	1,639
Senior notes and loans	28,829	32,524

Total long-term liabilities	33,949	39,576

Commitments and contingencies, see note 13
Total liabilities	51,870	58,064

Equity:
Teva shareholders’ equity:
Preferred shares of NIS 0.10 par value per mandatory convertible preferred share; December 31, 2017 and December 31, 2016: authorized 5.0 million shares; issued 3.7 million shares	3,631	3,620
Ordinary shares of NIS 0.10 par value per share; December 31, 2017 and December 31, 2016: authorized 2,495 million shares; issued 1,124 million shares and 1,123 million shares, respectively	54	54
Additional paid-in capital	23,479	23,409
Retained earnings (accumulated deficit)	(3,803)	13,607
Accumulated other comprehensive loss	(1,853)	(3,159)
Treasury shares as of December 31, 2017 and December 31, 2016 —107 million ordinary shares and 108 million ordinary shares, respectively	(4,149)	(4,194)

	17,359	33,337

Non-controlling interests	1,386	1,656

Total equity	18,745	34,993

Total liabilities and equity	$70,615	$93,057

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(U.S. dollars in millions, except share and per share data)

	Year ended December 31,
	2017	2016	2015
Net revenues	$22,385	$21,903	$19,652
Cost of sales	11,560	10,044	8,296

Gross profit	10,825	11,859	11,356
Research and development expenses	1,848	2,111	1,525
Selling and marketing expenses	3,656	3,860	3,478
General and administrative expenses	1,330	1,285	1,360
Goodwill impairment	17,100	900	—
Other asset impairments, restructuring and other items	5,074	1,419	1,176
Legal settlements and loss contingencies	500	899	631
Other income	(1,199)	(769)	(166)

Operating (loss) income	(17,484)	2,154	3,352
Financial expenses – net	895	1,330	1,000

Income (loss) before income taxes	(18,379)	824	2,352
Income taxes (benefit)	(1,933)	521	634
Share in (profits) losses of associated companies—net	3	(8)	121

Net income (loss)	(16,449)	311	1,597
Net income (loss) attributable to non-controlling interests	(184)	(18)	9

Net income (loss) attributable to Teva	(16,265)	329	1,588

Accrued dividends on preferred shares	260	261	15

Net income (loss) attributable to ordinary shareholders	$(16,525)	$68	$1,573

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(16.26)	$0.07	$1.84

Diluted	$(16.26)	$0.07	$1.82

Weighted average number of shares (in millions):
Basic	1,016	955	855

Diluted	1,016	961	864

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in millions)

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$(16,449)	$311	$1,597
Other comprehensive income (loss), net of tax:
Currency translation adjustment*	1,516	(445)	(1,102)
Unrealized gain (loss) on derivative financial instruments, net	(140)	(477)	135
Unrealized gain (loss) on available-for-sale securities, net	3	(319)	319
Unrealized gain (loss) on defined benefit plans, net	(10)	(23)	35

Total other comprehensive income (loss)	1,369	(1,264)	(613)

Total comprehensive income (loss)	(15,080)	(953)	984
Comprehensive income (loss) attributable to non-controlling interests	(121)	(78)	8

Comprehensive income (loss) attributable to Teva	$(14,959)	$(875)	$976

*	Include amount that was released from accumulated other comprehensive loss as part of the deconsolidation of the Venezuelan subsidiaries and is included in Venezuela deconsolidation charge under other asset impairment, restructuring and other items.

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	MCPS **	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other compre- hensive (loss)	Treasury shares	Total Teva share- holders’ equity	Non-controlling interests	Total equity
		(U.S. dollars in millions)
Balance at January 1, 2015	957	$50	$—	$14,121	$14,436	$(1,343)	$(3,951)	$23,313	$42	$23,355
Changes during 2015:
Comprehensive income (loss)					1,588	(612)		976	8	984
Ordinary shares issuance***	54	2		3,289				3,291		3,291
MCPS issuance***			3,291					3,291		3,291
Exercise of options by employees and vested RSUs	5	*		225			163	388		388
Stock-based compensation expense				117				117		117
Dividends to ordinary shareholders					(1,155)			(1,155)		(1,155)
Accrued dividends to preferred shareholders					(15)			(15)		(15)
Purchase of treasury shares							(439)	(439)		(439)
Acquisition of non-controlling interests								—	103	103
Other				5	(3)			2	5	7

Balance at December 31, 2015	1,016	52	3,291	17,757	14,851	(1,955)	(4,227)	29,769	158	29,927
Changes during 2016:
Comprehensive income (loss)					329	(1,204)		(875)	(78)	(953)
Ordinary shares issuance***	106	2		5,389				5,391		5,391
MCPS issuance***			329					329		329
Exercise of options by employees and vested RSUs	1	*		2			33	35		35
Stock-based compensation expense				159				159		159
Dividends to ordinary shareholders					(1,303)			(1,303)		(1,303)
Dividends to preferred shareholders					(261)			(261)		(261)
Transactions with non-controlling interests				111				111	1,573	1,684
Other		.		(9)	(9)			(18)	3	(15)

Balance at December 31, 2016	1,123	54	3,620	23,409	13,607	(3,159)	(4,194)	33,337	1,656	34,993
Changes during 2017:
Comprehensive income (loss)					(16,265)	1,306		(14,959)	(121)	(15,080)
Exercise of options by employees and vested RSUs	1	*		(45)			45	*		*
Stock-based compensation expense				133				133		133
Dividends to ordinary shareholders					(901)			(901)		(901)
Dividends to preferred shareholders			11	(11)	(249)			(249)		(249)
Transactions with non-controlling interests								—	(111)	(111)
Other				(7)	5			(2)	(38)	(40)

Balance at December 31, 2017	1,124	$54	$3,631	$23,479	$(3,803)	$(1,853)	$(4,149)	$17,359	$1,386	$18,745

*	Represents an amount less than 0.5 million.
**	Mandatory convertible preferred shares.
***	Net of issuance costs.

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES

LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$(16,449)	$311	$1,597
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment of long-lived assets	20,882	1,645	361
Deferred income taxes—net and uncertain tax positions	(2,331)	15	237
Depreciation and amortization	2,112	1,524	1,308
Net (gain) loss from sale of long-lived assets and investments	(1,090)	(764)	(86)
Venezuela deconsolidation loss	383	—	—
Net change in operating assets and liabilities	(363)	1,219	967
Research and development in process	175	422	35
Stock-based compensation	133	124	117
Venezuela impairment of net monetary assets	42	603	—
Other items	13	(14)	146
Other-than-temporary impairment	—	140	736
Impairment of equity investment—net	—	—	124

Net cash provided by operating activities	3,507	5,225	5,542

Investing activities:
Proceeds from sales of long-lived assets and investments	3,477	2,002	524
Purchases of property, plant and equipment	(874)	(901)	(772)
Other investing activities	(282)	(212)	(5)
Purchases of investments and other assets	(200)	(481)	(2,003)
Acquisitions of businesses, net of cash acquired	43	(36,148)	(3,309)

Net cash provided by (used in) investing activities	2,164	(35,740)	(5,565)

Financing activities:
Repayment of long-term loans and other long-term liabilities	(3,300)	(999)	(2,521)
Net change in short-term debt	(1,683)	1,998	29
Dividends paid on ordinary shares	(901)	(1,303)	(1,155)
Proceeds from long-term loans and other long-term liabilities, net of issuance costs	506	25,252	2,099
Dividends paid on preferred shares	(260)	(255)	—
Other financing activities	(74)	(169)	(178)
Dividends paid to non-controlling interests	(38)	—	—
Proceeds from issuance of ordinary shares, net of issuance costs	—	329	3,291
Proceeds from issuance of mandatory convertible preferred shares, net of issuance costs	—	329	3,291
Proceeds from exercise of options by employees	*	35	388
Purchases of treasury shares	—	—	(439)

Net cash provided by (used in) financing activities	(5,750)	25,217	4,805

Translation adjustment on cash and cash equivalents	54	(660)	(62)

Net change in cash and cash equivalents	(25)	(5,958)	4,720
Balance of cash and cash equivalents at beginning of year	988	6,946	2,226

Balance of cash and cash equivalents at end of year	$963	$988	$6,946

*	Represent an amount less than 0.5 million

TEVA PHARMACEUTICAL INDUSTRIES

LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(U.S. dollars in millions)

	Year ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Non-cash financing and investing activities:
Share issuance to Allergan plc for the Actavis Generics acquisition	$—	$5,065	$—
Shares transferred to Takeda as part of the establishment of Teva Takeda	—	1,825	—
Actavis Generics contingent consideration	—	302	—
Cash paid during the year for:
Interest	$795	$290	$243
Income taxes, net of refunds	$106	$341	$802

Net change in operating assets and liabilities:

	Year ended December 31,
	2017	2016	2015
Other current assets	$658	$(517)	$87
Trade payables, accrued expenses, employee-related obligations and other current liabilities	(1,801)	640	(12)
Inventory step-up	67	381	—
Inventories	199	372	129
Trade receivables net of sales reserves and allowances	514	343	763

	$(363)	$1,219	$967

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

Operations

Teva Pharmaceutical Industries Limited (the “Parent Company”), headquartered in Israel, together with its subsidiaries and associated companies (the “Company,” “Teva” or the “Group”), is engaged in the development, manufacturing, marketing and distribution of generic, specialty, and other pharmaceutical products. The majority of the Group’s revenues are in the United States and Europe.

Basis of presentation and use of estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported years. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to purchase price allocation on acquisitions including determination of useful lives and contingent consideration; assessing compliance with debt covenants; determining the valuation and recoverability of intangible assets and goodwill; and assessing sales reserves and allowances, uncertain tax positions, valuation allowances, contingencies, inventory valuation and restructuring.

Accounting for Venezuelan Operations

Until November 30, 2017, the financial position and results of operations of Teva’s Venezuelan business, conducted through a number of wholly-owned subsidiaries, were included in Teva’s consolidated financial statements and reported under highly-inflationary accounting principles, with the functional currency of the U.S. dollar.

Hyper-Inflation

Venezuela has experienced hyper-inflation in recent years. The government of Venezuela currently has two official exchange rates: the DIPRO rate of 10 bolivars per U.S. dollar (which replaced the CENCOEX rate of 6.3 in March 2016) and the DICOM rate, which fluctuates and was 3,345 bolivars per U.S. dollar as of December 31, 2017.

Following the announcement of the Venezuelan Central Bank and the Ministry for Banking and Finance of FX Regulation 35, effective March 10, 2016, the DIPRO rate was used to settle transactions involving the importation, manufacture and distribution of pharmaceutical products. Teva used the CENCOEX rate until March 2016 and then replaced it with the DIPRO rate to report its Venezuelan financial position, results of operations and cash flows, since it believed that the nature of its business operations in Venezuela, which include the importation, manufacture and distribution of pharmaceutical products, qualified for the most preferential rate permitted by law.

In November 2016, the unofficial exchange rate continued to increase at an accelerated rate, indicating further economic distress. This, together with a decrease in scope of transactions involving the importation,

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

manufacture and distribution of pharmaceutical products that were settled using the DIPRO rate of 10 bolivars per dollar, led Teva to replace the official DIPRO rate it had used to report its Venezuelan financial position, results of operations and cash flows with a blended exchange rate of 273 bolivar per U.S. dollar. Teva began using this blended exchange rate as of December 1, 2016, which was determined based on a weighted average of the DIPRO and DICOM exchange rates affecting Teva’s transactions. The blended rate was reviewed and updated on a quarterly basis.

As a result of the developments described above, Teva impaired its monetary balance sheet items related to Venezuela twice in 2016, with a devaluation charge of $246 million in the first quarter of 2016, following introduction of the DIPRO rate, and an additional devaluation charge of $500 million in the fourth quarter of 2016, following Teva’s decision to adopt a blended rate. In addition, Teva recorded $133 million in cost of sales, to adjust its inventory balance in Venezuela to reflect the U.S dollar net realizable value of the inventory.

During February 2017 and again in May 2017, Teva updated its blended exchange rate to 380 and 640 bolivar per dollar, respectively. In the third quarter of 2017, Teva started to use the DICOM rate of 3,345 bolivar per dollar, which was not materially different from the blended rate that would have been used instead of the DICOM rate.

Control

The evolving economic and political conditions in Venezuela, including increasingly restrictive currency exchange control regulations and reduced access to U.S. dollars through official currency exchange markets, resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, which significantly impacted Teva’s ability to effectively manage its Venezuelan businesses, including restrictions on the ability of the Venezuelan businesses to import certain raw materials to maintain normal production and to settle U.S. dollar-denominated obligations. The currency exchange restrictions, combined with other regulations that have limited Teva’s ability to import certain raw materials, also increasingly constrained Teva’s ability to make and execute operational decisions regarding its businesses in Venezuela. In addition, the inability of the Venezuelan businesses to pay dividends, which remain subject to Venezuelan government approvals, restricted the ability to realize the earnings generated out of the Venezuelan businesses. Teva expects these conditions to continue for the foreseeable future.

Furthermore, the fourth quarter of 2017 was the longest duration of time that Teva experienced without receiving any approvals, through regular conversion or auctions, from the government for new imports or payments for existing import liabilities. These approvals had been key to allowing management to continue the business at a level consistent with its plans. Without such approvals, the Venezuelan business is unable to import materials at the price and quantity needed to continue its operations.

In addition, since April 2017, the opposition party in Venezuela has organized protests on a daily basis and many of the marches and demonstrations have resulted in rioting and violence. This is a significant change from the sporadic protests previously and has impacted the ability of employees to arrive safely at their assigned work location and complete their tasks. The result is a significant decline in the units produced and available for sale. Teva attempted to identify alternative currency exchange mechanisms that would allow access to U.S. dollars, however, during the fourth quarter of 2017 the Company determined that the alternative was inconsistent and non-compliant with its business standards.

Deconsolidation and impairment

As a result of these factors, Teva concluded that as of November 30, 2017, it did not meet the accounting criteria for control over its wholly-owned Venezuelan subsidiaries and that it no longer has significant influence

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

over such subsidiaries. In its conclusion, Teva considered the FASB guidance in accordance with ASC Topic 830 “Foreign Currency Matters” and ASC Topic 810 “Consolidation” regarding the propriety of implementing consolidation, for both the variable interest entity (“VIE”) and voting model, or equity method accounting when other than temporary lack of exchangeability exists.

The VIE model requires the primary beneficiary to demonstrate both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. Based on the analysis above, Teva believes it holds neither power nor benefit over its Venezuelan subsidiaries. Furthermore, Teva has no material financial commitment to its Venezuela subsidiaries, such as liquidity arrangements, guarantees or other commitments or any other exposure to loss from its Venezuelan subsidiaries. Any potential material financial commitment in the future will be disclosed pursuant to the accounting requirements.

Therefore, effective November 30, 2017, Teva deconsolidated its Venezuelan subsidiaries and began accounting for its investments using the cost method of accounting. As of November 30, 2017, Teva’s net monetary balance sheet items in Venezuela included approximately $13 million in cash. Accordingly, the Company recorded a deconsolidation charge of $396 million under other asset impairments, restructuring and other items in connection with its subsidiaries in Venezuela, of which $326 million resulted from reclassification of currency translation adjustments from accumulated other comprehensive income to the statement of income, relating mainly to Teva’s generics medicines segment. The estimated fair value of the investments was immaterial based on expected future cash flow, considering ongoing hyper-inflation, economic and political uncertainty in Venezuela. The assigned values are considered Level 3 measurements within the fair value hierarchy.

In future periods, Teva’s financial results will include sales of finished goods to the Venezuelan subsidiaries to the extent cash payments will be received from these subsidiaries, while cost of sales will be recorded when goods are imported to Venezuela. The Venezuelan subsidiaries results were immaterial in terms of assets, liabilities, operating results and cash flows for the eleven months ended November 30, 2017.

Teva will continue to monitor the conditions in Venezuela and their impact on its prospective accounting treatment and related disclosures.

Functional currency

A major part of the Group’s operations is carried out by the Company in the United States, Israel and certain other countries. The functional currency of these entities is the U.S. dollar (“dollar” or “$”).

The functional currency of certain subsidiaries and associated companies is their local currency. The financial statements of those companies are included in the consolidated financial statements, translated into U.S. dollars. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at monthly average exchange rates during the year. Differences resulting from translation are presented as other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and VIE for which the Company is considered the primary beneficiary. For those consolidated subsidiaries where Teva owns less than 100%, the outside shareholders’ interests are shown as non-controlling interests in equity. Investments in affiliates over which the Company has significant influence but not a controlling interest, are carried on the equity basis.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

For VIEs, the Company performs an analysis to determine whether the variable interests give a controlling financial interest in a VIE. The Company periodically reassesses whether it controls its VIEs.

Intercompany transactions and balances are eliminated on consolidation; profits from intercompany sales, not yet realized outside the Group, are also eliminated.

b.	New accounting pronouncements

Recently adopted accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance on goodwill impairment testing. The new guidance reduces the complexity of goodwill impairment tests by no longer requiring entities to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Teva adopted the provisions of this update in the first quarter of 2017. Once impairment is recorded under the new guidance, additional impairment may occur if the fair value of the reporting unit continues to decline. The amount of goodwill impairment charges recorded in 2017 was determined in accordance with this new guidance.

In January 2017, the FASB issued guidance on the differentiation between acquisitions of assets and businesses. The new guidance dictates that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, it should be treated as an acquisition or disposal of an asset. The new guidance also requires that to be considered a business, a set of integrated activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs, without regard as to whether a market participant could replace missing elements. In addition, the new guidance narrows the definition of the term “output” to make it consistent with how outputs are described in the updated revenue recognition guidance. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). Teva adopted the provisions of this update in the first quarter of 2017 with no impact on its consolidated financial statements.

In November 2016, the FASB issued guidance on the treatment of restricted cash in the statements of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). Teva adopted the provisions of this update in the first quarter of 2017. The application of the guidance did not have a material impact on Teva’s consolidated financial statements.

In October 2016, the FASB issued guidance on accounting for consolidation of interests held through related parties that are under common control. The amended guidance designates the primary beneficiary of a VIE as the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Teva adopted the provisions of this update in the first quarter of 2017. The application of the guidance did not have a material impact on Teva’s consolidated financial statements.

In October 2016, the FASB issued guidance on income taxes on intra-entity transfers. The guidance eliminates the exception to the recognition requirements under the standard for intra-entity transfers of an asset other than inventory. As a result, an entity should recognize the income tax consequences when the transfer of

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

assets other than inventory occurs. Teva adopted the provisions of this update in the first quarter of 2017. The application of the guidance increased the deferred tax liabilities in the consolidated balance sheet by $31 million in the first quarter of 2017. Additionally, certain balance sheet items have been reclassified as of December 31, 2016 to conform to the current year presentation. Prepaid expenses and deferred income tax liabilities increased by $267 million and $198 million, respectively. Deferred income tax assets and other current liabilities decreased by $100 million and $31 million, respectively. The consolidated statement of income was not affected.

Recently issued accounting pronouncements, not yet adopted

In August 2017, the FASB issued guidance for derivatives and hedging, which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (early adoption is permitted for any interim and annual financial statements that have not yet been issued). Teva is currently evaluating the potential effect of the guidance on its consolidated financial assets.

In May 2017, the FASB issued guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year. Teva does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2017, the FASB issued guidance on de-recognition of nonfinancial assets. The amendments address the recognition of gains and losses on the transfer (i.e., sale) of nonfinancial assets to counterparties other than customers. The guidance conforms de-recognition on nonfinancial assets with the model for transactions in the new revenue standard. The amendments are effective at the same time as the new revenue standard. The amendments are effective at the same time as the new revenue standard which means for public entities annual periods beginning after December 15, 2017 and interim periods therein with earlier adoption permitted. Teva does not anticipate that such guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued guidance on statements of cash flows. The guidance addresses eight specific issues: debt prepayment or debt extinguishment costs; settlement of certain debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interest in securitization transactions; and separately identifiable cash flows and application of predominance principle. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year. The amendments should be applied retrospectively. In connection with the Company’s securitization program see note 16d regarding the likely impact of the adoption on Teva’s consolidated financial statements.

In June 2016, the FASB issued guidance on financial instruments. The guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. Teva is currently evaluating the potential effect of the guidance on its consolidated financial statements.

In February 2016, the FASB issued guidance on leases. The guidance requires entities to record lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The guidance will become effective for interim and annual periods beginning on January 1, 2019 (early adoption is

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

permitted) and is required to be adopted at the earliest period presented using a modified retrospective approach. In January 2018, the FASB issued an update that permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of the new standard and that were not previously accounted for as leases. Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company expects there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for leases currently classified as operating leases.

In January 2016, the FASB issued guidance which updates certain aspects of recognition, measurement, presentation and disclosure of equity investments. The guidance requires entities to recognize changes in fair value in net income rather than in accumulated other comprehensive income. The guidance is effective for interim and annual periods beginning on January 1, 2018. Teva does not anticipate that such guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. Under the new standard, a good or service is transferred to the customer when (or as) the customer obtains control of the good or service, which differs from the risk and rewards approach under current guidance. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March, April and May 2016, the FASB issued three additional updates regarding identifying performance obligations and licensing, certain principal versus agent considerations and various narrow scope improvements based on practical questions raised by users. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance is effective for the fiscal periods beginning on January 1, 2018.

Teva does not anticipate a material impact on its revenue recognition practices nor accumulated impact, following the adoption of the new guidance. Teva will adopt the new standard using the modified retrospective approach.

c.	Acquisitions:

Teva’s consolidated financial statements include the operations of an acquired business from the date of the acquisition’s consummation. Acquired businesses are accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When Teva acquires net assets that do not constitute a business, as defined under U.S. GAAP, no goodwill is recognized and acquired IPR&D is expensed.

Contingent consideration incurred in a business combination is included as part of the acquisition price and recorded at a probability weighted assessment of their fair value as of the acquisition date. The fair value of the contingent consideration is re-measured at each reporting period, with any adjustments in fair value recognized in earnings under impairments, restructuring and others.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

d.	Collaborative arrangements:

Collaborative agreements are contractual arrangements in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor.

The Company recognizes revenue generated and costs incurred on sales to third parties as it relates to collaborative agreements as gross or net. If the Company is the principal participant in a transaction, revenues and costs are recorded on a gross basis; otherwise, revenues are recorded on a net basis.

e.	Investee companies:

Investments in entities in which the Company has a significant influence are accounted for using the equity method and included within other non-current assets. Under the equity method, the Company generally recognizes its proportionate share of comprehensive income or loss of the entity. Other non-marketable equity investments are carried at cost. The Company also reviews these investments for impairment whenever events indicate the carrying amount may not be recoverable. Impairments on investee companies are recorded in the income statement under share in profits or losses of associated companies—net.

f.	Fair value measurement:

The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable inputs that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

g.	Investment in securities:

Investment in securities consists mainly of debt and equity securities classified as available-for-sale and recorded at fair value. The fair value of quoted securities is based on current market value. When debt securities do not have an active market, fair value is determined using a valuation model. This model is based on reference to other instruments with similar characteristics, or a discounted cash flow analysis, or other pricing models making use of market inputs and relying as little as possible on entity-specific inputs.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Unrealized gains of available for sale securities, net of taxes, are reflected in other comprehensive income. Unrealized losses considered to be temporary are reflected in other comprehensive income; unrealized losses that are considered to be other-than-temporary are charged to income as an impairment charge. Realized gains and losses for both debt and equity securities are included in financial expense, net.

The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost, and for equity securities, the Company’s ability and intent to hold the investment for the length of time necessary to allow for the recovery of the market value. For debt securities, an other-than-temporary impairment has occurred if the Company does not expect to recover the entire amortized cost basis of the debt security. If the Company does not intend to sell the impaired debt security, and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings, recorded in financial expense, net, is limited to the portion attributed to credit loss. The remaining portion of the other-than-temporary impairment related to other factors is recognized in other comprehensive income.

h.	Cash and cash equivalents:

All highly liquid investments, which include short-term bank deposits and money market instruments, that are not restricted as to withdrawal or use, and investment in short-term debentures, the period to maturity of which did not exceed three months at the time of investment, are considered to be cash equivalents.

i.	Trade receivables:

Trade receivables are stated at their net realizable value. The allowance against gross trade receivable reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of December 31, 2017, and December 31, 2016, an allowance for doubtful debts of $232 million and $191 million, respectively, is reflected in net trade receivables. Trade receivables are written off after all reasonable means to collect the full amount have been exhausted.

j.	Concentration of credit risks:

Most of Teva’s cash and cash equivalents (which, along with investment in securities, totaled $1.1 billion at December 31, 2017) were deposited with financially sound European, U.S. and Israeli banks and financial institutions and were comprised mainly of cash deposits.

The pharmaceutical industry, particularly in the United States., has been significantly affected by consolidation among managed care providers, large pharmacy chains, wholesaling organizations and other buyer groups. The U.S. market constituted approximately 53% of Teva’s consolidated revenues in 2017. The exposure of credit risks relating to other trade receivables is limited, due to the relatively large number of group customers and their wide geographic distribution. Teva performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral. An appropriate allowance for doubtful accounts is included in the accounts and netted against trade receivables.

k.	Inventories:

Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials, purchased products, manufactured finished products, products in process and capitalized production costs are

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

determined predominantly on a standard cost basis, approximating average costs. Other methods which are utilized for determining the value of inventories are moving average, cost basis and the first in first out method.Teva regularly reviews its inventories for impairment and reserves are established when necessary.

Inventories acquired in a business combination are stepped-up to their estimated fair value and amortized to cost of sales as that inventory is sold.

l.	Long-lived assets:

Teva’s long-lived, non-current assets are comprised mainly of goodwill, identifiable intangible assets and property, plant and equipment. All long-lived assets are monitored for impairment indicators throughout the year. Impairment testing for goodwill and all identifiable intangible assets is performed at least annually. When necessary, charges for impairments of long-lived assets are recorded for the amount by which the fair value is less than the carrying value of these assets.

Goodwill

Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration and any non-controlling interest in the acquiree, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized, and is assigned to reporting units and tested for impairment at least on an annual basis, in the fourth quarter of the fiscal year.

The goodwill impairment test is performed according to the following principles:

1.	An initial qualitative assessment may be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

2.	If the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying mount, a quantitative fair value test is performed. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized.

An interim goodwill impairment test may be required in advance of the annual impairment test if events occur that indicate impairment might be present. For example, a substantial decline in the Company’s market capitalization, unexpected adverse business conditions, economic factors and unanticipated competitive activities may indicate that an interim impairment test is required. In the event that the Company’s market capitalization declines below its book value, the Company considers the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists.

Identifiable intangible assets

Identifiable intangible assets are comprised of definite life intangible assets and indefinite life intangible assets.

Definite life intangible assets consist mainly of acquired product rights and other rights relating to products for which marketing approval was received from the U.S. Food and Drug Administration (“FDA”) or the equivalent agencies in other countries. These assets are amortized using mainly the straight-line method over their estimated period of useful life, or based on economic benefit models, if more appropriate, which is determined by identifying the period and manner in which substantially all of the cash flows are expected to be generated. Amortization of acquired developed products is recorded under cost of sales. Amortization of marketing and distribution rights is recorded under selling and marketing expenses when separable.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Whenever impairment indicators are identified for definite life intangible assets, Teva reconsiders the asset’s estimated life, calculates the undiscounted value of the asset’s or asset group’s cash flows and compares such value against the asset’s or asset group’s carrying amount. If the carrying amount is greater, Teva records an impairment loss for the excess of book value over fair value based on the discounted cash flows.

Indefinite life intangible assets are mainly comprised of research and development in-process assets. Teva monitors these assets for items such as research and development milestones and progress to identify any triggering events. Annually or when triggering events are present, Teva determines the fair value of the asset based on discounted cash flows and records an impairment loss if book value exceeds fair value.

IPR&D acquired in a business combination is capitalized as an indefinite life intangible asset until the related research and development efforts are either completed or abandoned. In the reporting period where they are treated as indefinite life intangible assets, they are not amortized but rather are monitored triggering events and tested for impairment. Upon completion of the related research and development efforts, management determines the useful life of the intangible assets and amortizes them accordingly. In case of abandonment, the related research and development assets are impaired.

Property, plant and equipment

Property, plant and equipment are stated at cost, after deduction of the related investment grants, and depreciated using the straight-line method over the estimated useful life of the assets: buildings, mainly 40 years; machinery and equipment, mainly between 15 to 20 years; and other assets, between 5 to 10 years.

For property, plant and equipment, whenever impairment indicators are identified, Teva reconsiders the asset’s estimated life, calculates the undiscounted value of the asset’s cash flows and compares such value against the asset’s carrying amount. If the carrying amount is greater, Teva records an impairment loss for the excess of book value over fair value.

m.	Contingencies:

The Company is involved in various patent, product liability, commercial, government investigations, environmental claims and other legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies, contingent consideration, other contingent liabilities incurred or acquired in a business combination, Teva records accruals for these types of contingencies to the extent that Teva concludes their occurrence is probable and that the related liabilities are estimable. When accruing these costs, the Company will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Teva records anticipated recoveries under existing insurance contracts that are probable of occurring at the gross amount that is expected to be collected. Legal costs are expensed as incurred.

n.	Treasury shares:

Treasury shares are held by Teva’s subsidiaries and presented as a reduction of Teva shareholders’ equity and carried at their cost to Teva, under treasury shares.

o.	Stock-based compensation:

Teva recognizes the estimated fair value of share-based awards, restricted share units (“RSUs”) and performance share units (“PSUs”) under stock-based compensation costs. The compensation expense for PSUs is recognized only if it is probable that the performance condition will be achieved.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Teva measures compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires estimates as to the option’s expected term and the price volatility of the underlying stock.

Teva measures compensation expense for the RSUs and PSUs based on the market value of the underlying stock at the date of grant, less an estimate of dividends that will not accrue to the RSU and PSU holders prior to vesting.

p.	Deferred income taxes:

Deferred income taxes are determined utilizing the “asset and liability” method based on the estimated future tax effects of temporary differences between the financial accounting and tax basis of assets and liabilities under the applicable tax laws, and on tax rates anticipated to be in effect when the deferred income taxes are expected to be paid or realized. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that a portion of the deferred income tax assets will not be realized. In determining whether a valuation allowance is needed, Teva considers all available evidence, including historical information, long range forecast of future taxable income and evaluation of tax planning strategies. Amounts recorded for valuation allowance can result from a complex series of judgments about future events and can rely on estimates and assumptions. Deferred income tax liabilities and assets are classified as non-current.

Deferred tax has not been provided on the following items:

1.	Taxes that would apply in the event of disposal of investments in subsidiaries, as it is generally the Company’s intention to hold these investments, not to realize them. The determination of the amount of related unrecognized deferred tax liability is not practicable.

2.	Amounts of tax-exempt income generated from the Company’s current Approved Enterprises and unremitted earnings from foreign subsidiaries retained for reinvestment in the Group. See note 15f.

q.	Uncertain tax positions:

Teva recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. Teva regularly re-evaluates its tax positions based on developments in its tax audits, statute of limitations expirations, changes in tax laws and new information that can affect the technical merits and change the assessment of Teva’s ability to sustain the tax benefit. In addition, the Company classifies interest and penalties recognized in the financial statements relating to uncertain tax position under the income taxes line item.

Provisions for uncertain tax positions, whereas Teva has net operating losses to offset additional income taxes that would result from the settlement of the tax position, are presented as a reduction of the deferred tax assets for such net operating loss.

r.	Derivatives and hedging:

The Group carries out transactions involving derivative financial instruments (mainly forward exchange contracts, currency options, cross-currency swap contracts, interest rate swap contracts and treasury locks). The transactions are designed to hedge the Company’s currency and interest rate exposures. The Company does not enter into derivative transactions for trading purposes.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Derivative instruments are recognized on the balance sheet at their fair value.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in financial expenses—net in the statements of income in the period that the changes in fair value occur.

For derivative instruments that are designated and qualify as a cash-flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the anticipated transaction in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument (i.e., the ineffective portion), if any, is recognized in the statement of income during the current period.

For derivative instruments that are designated as net-investment hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. The effective portion was determined by looking into changes in spot exchange rate. The change in fair value attributable to changes other than those due to fluctuations in the spot exchange rate are excluded from the assessment of hedge effectiveness and are recognized in the statement of income under financial expenses-net.

For derivative instruments that qualify for hedge accounting, the cash flows associated with these derivatives are reported in the consolidated statements of cash flows consistently with the classification of the cash flows from the underlying hedged items that these derivatives are hedging.

Derivative instruments that do not qualify for hedge accounting are recognized on the balance sheet at their fair value, with changes in the fair value recognized as a component of financial expenses—net in the statements of income. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

s.	Revenue recognition:

The Company recognizes revenues from product sales, including sales to distributors when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. This generally occurs when products are shipped and title and risk and rewards for the products are transferred to the customer.

Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, returns, prompt pay discounts and other deductions, such as shelf stock adjustments, which can be reasonably estimated. When sales provisions are not considered reasonably estimable by Teva, the revenue is deferred to a future period when more information is available to evaluate the impact.

Provisions for chargebacks, rebates including Medicaid and other governmental program discounts and other promotional items, such as shelf stock adjustments, are included in sales reserves and allowances (“SR&A”). These provisions are recognized concurrently with the sales of products. Prompt payment discounts are netted against trade receivables.

Calculations for these deductions from sales are based on historical experience and the specific terms in the individual agreements. Chargebacks and rebates are the largest components of sales reserves and allowances. Provisions for chargebacks are determined using historical chargeback experience and expected chargeback

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

levels and wholesaler sales information for products, which are compared to externally obtained distribution channel reports for reasonableness. Rebates are recognized based on contractual obligations in place at the time of sales with consideration given to relevant factors that may affect the payment as well as historical experience for estimated market activity. Shelf-stock adjustments are granted to customers based on the existing inventory of a customer following decreases in the invoice or contract price of the related product and are estimated based on expected market performance. Teva records a reserve for estimated sales returns by applying historical experience of customer returns to the amounts invoiced and the amount of returned products to be destroyed versus products that can be placed back in inventory for resale.

Revenue resulting from the achievement of milestone events stipulated in agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of substantive element specified in the contract or as a measure of substantive progress toward completion under the contract.

Revenues from licensees, sales of licensed products and technology are recorded in accordance with the contract terms, when third-party sales can be reliably measured and collection of the funds is reasonably assured.

Royalty revenue is recognized as a component of net revenues in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and when revenue can be reasonably measured.

Revenues included royalty income and income from services of $394 million, $343 million and $140 million in the years ended December 31, 2016, 2015 and 2014, respectively.

t.	Research and development:

Research and development expenses are charged to income as incurred. Participations and grants in respect of research and development expenses are recognized as a reduction of research and development expenses as the related costs are incurred, or as the related milestone is met. Upfront fees received in connection with cooperation agreements are deferred and recognized over the period of the applicable agreements as a reduction of research and development expenses.

Advance payments for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as an expense as the related goods are delivered or the services are performed.

Research and development in-process acquired as part of an asset purchase, which has not reached technological feasibility and has no alternative future use, is expensed as incurred.

u.	Shipping and handling costs:

Shipping and handling costs, which are included in selling and marketing expenses, were $164 million, $134 million and $127 million for the years ended December 31, 2017, 2016 and 2015, respectively.

v.	Advertising costs:

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were $318 million, $312 million and $297 million, respectively.

w.	Restructuring:

Restructuring provisions are recognized for the direct expenditures arising from restructuring initiatives, where the plans are sufficiently detailed and where appropriate communication to those affected has been made.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.

Contractual termination benefits are provided to employees when employment is terminated due to an event specified in the provisions of an existing plan or agreement. A liability is recorded and the expense is recognized when it is probable that employees will be entitled to the benefits and the amount is reasonably estimable.

Special termination benefits arise when the Company offers, for a short period of time, to provide certain additional benefits to employees electing voluntary termination. A liability is recorded and the expense is recognized in the period the employees irrevocably accept the offer and the amount of the termination liability is reasonably estimable.

x.	Segment reporting:

The Company’s business includes two reporting segments: generic and specialty medicines. The generics segment develops, manufactures, sells and distributes generic or branded generic medicines as well as active pharmaceutical ingredients (“API”) and over-the-counter medicines. The specialty segment engages in the development, manufacture, sale and distribution of branded specialty medicines such as those for central nervous system and respiratory indications, as well as those marketed in the women’s health, oncology and other specialty businesses.

During the fourth quarter of 2017 the Company announced a new organizational structure and leadership changes. The Company is evaluating the resulting changes to its internal financial reporting and segment reporting starting in 2018 to align its reporting with how the Company will manage its business going forward. See note 20.

y.	Earnings (loss) per share:

Basic earnings (loss) per share are computed by dividing the net income attributable to ordinary shareholders by the weighted average number of ordinary shares (including fully vested RSUs and PSUs) outstanding during the year, net of treasury shares.

In computing diluted earnings (loss) per share, basic earnings (loss) per share are adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs and PSUs granted under employee stock compensation plans and one series of convertible senior debentures, using the treasury stock method; (ii) the conversion of the remaining convertible senior debentures using the “if-converted” method, by adding to net income interest expense on the debentures and amortization of issuance costs, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of the debentures; and (iii) the conversion of the mandatory convertible preferred shares using the “if-converted” method by adding to net income attributable to ordinary shareholders the dividends on the preferred shares and by adding the weighted average number of shares issuable upon assumed conversion of the mandatory convertible preferred shares.

z.	Securitization

Teva accounts for transfers of certain of its trade receivable as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheet at fair value. Refer to note 16d.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

aa.	Divestitures:

The Company nets the proceeds on the divestitures of products with the carrying amount of the related assets and records gain or loss on sale within other income. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when realizable. For divestures of businesses, including divestitures of products that qualify as a business, the Company reflects the relative fair value of goodwill associated with the businesses in the determination of gain or loss on sale.

bb.	Reclassifications:

Certain comparative figures have been reclassified to conform to the current year presentation.

NOTE 2—CERTAIN TRANSACTIONS:

a.	Business transactions:

Actavis Generics and Anda acquisitions:

On August 2, 2016, Teva consummated its acquisition of Allergan plc’s (“Allergan”) worldwide generic pharmaceuticals business (“Actavis Generics”). At closing, Teva transferred to Allergan consideration of approximately $33.4 billion in cash and approximately 100.3 million Teva shares. The acquisition significantly expanded Teva’s generics product portfolio and pipeline, R&D capabilities and global operations network.

On October 3, 2016, Teva consummated the acquisition of Anda Inc. (“Anda”), the fourth largest distributor of generic pharmaceuticals in the United States, from Allergan, for cash consideration of $500 million. The purchase is a transaction related to the Actavis Generics acquisition, and as such the purchase price accounting and related disclosures were treated on a combined basis.

In July 2016, Teva completed debt issuances for an aggregate principal amount of $20.4 billion, or $20.3 billion in net proceeds, consisting of senior notes with aggregate principal amounts of $15 billion, €4 billion and CHF 1 billion and maturities between two to 30 years. The effective average interest rate of these notes is 2.32% per annum.

At the closing of the Actavis Generics acquisition, Teva borrowed $5 billion under its term loan facility with a syndicate of banks. The term facility is split into two tranches of $2.5 billion each, with the first tranche maturing in 2018 and the second tranche maturing in 2020 with payment installments each year. In addition, Teva terminated its $22 billion bridge loan credit agreement. See note 11.

Teva financed the cash consideration with the amounts mentioned above, in addition to approximately $8.1 billion from cash on hand, including from its December 2015 equity offerings and borrowings under its syndicated revolving line of credit.

Debt issuance and term loan facilities related costs of approximately $0.1 billion were incurred as part of the financing arrangements, and were capitalized under senior notes and loans in the consolidated balance sheets in 2016. Total equity issuance costs of approximately $0.2 billion related to the transaction were offset against the proceeds received from the issuances.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the fair value of consideration transferred to acquire Actavis Generics and Anda:

U.S. $ in millions
Cash (1)	$33,878
Ordinary shares (2)	5,065
Contingent consideration (3)	302
Equity based compensation	25

Total fair value of consideration transferred	$39,270

(1)	As a result of a working capital true up adjustment related to the Anda acquisition, a $42 million reduction in the fair value of the consideration transferred to acquire the businesses was reflected in the first quarter of 2017. The adjustment was settled during the second quarter of 2017 and impacted the statements of cash flows accordingly.
(2)	Represents approximately 100.3 million shares at a price per share of $50.50 at August 1, 2016, which has been adjusted for a lack of marketability discount factor of 5.8%. The shares issued to Allergan were subject to transfer restrictions that generally expired as of August 2, 2017.
(3)	The contingent consideration relates to sharing of profits of one specific product currently in development. Its fair value is based on the estimated future cash outflows, utilizing the same probability assessment that was applied on the related in-process research and development (“IPR&D”).

The table below summarizes the fair value estimates of the assets acquired, liabilities assumed and resulting goodwill. As the measurement period is now closed, the amounts were finalized during the second quarter of 2017:

	Preliminary values at December 31, 2016	Measurement period adjustments	Values at June 30, 2017
	(U.S. $ in millions)
Cash and cash equivalents	$84	$—	$84
Trade receivables (1)	3,211	(1)	3,210
Inventories	1,670	(6)	1,664
Other current assets (2)	2,050	(24)	2,026
Property, plant and equipment	1,370	(105)	1,265
Other non-current assets	24	—	24
Identifiable intangible assets: (3)
Product rights (4)	8,640	(486)	8,154
Trade names	417	12	429
In-process research and development	5,006	611	5,617
Goodwill	24,192	961	25,153

Total assets acquired	46,664	962	47,626

Sales reserves and allowances	1,988	48	2,036
Trade payables	441	(3)	438
Employee related obligations	134	13	147
Accrued expenses (5)	920	124	1,044
Other current liabilities (6)	376	315	691

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

	Preliminary values at December 31, 2016	Measurement period adjustments	Values at June 30, 2017
	(U.S. $ in millions)
Deferred income taxes and other non-current liabilities (7)	3,493	507	4,000

Total liabilities assumed	7,352	1,004	8,356

Net assets acquired (8)	$39,312	$(42)	$39,270

(1)	As of the acquisition date, the fair value of trade receivables approximated the book value acquired. The gross contractual amount receivable was $3,319 million, of which approximately $109 million was not expected to be collected.
(2)	Other current net assets related to divestitures were approximately $1,611 million.
(3)	The fair value adjustment estimate of identifiable intangible assets is determined using the “income approach,” which is a valuation technique that estimates the fair value of an asset based on market participants’ expectations of the cash flows an asset would generate over its remaining useful life.
(4)	The estimated weighted average amortization period of the acquired product rights is 11 years.
(5)	In the ordinary course of business, Actavis Generics incurred contingent and other liabilities. Except as specifically excluded by the relevant accounting standard, contingencies are required to be measured at fair value as of the acquisition date. A liability of $607 million for litigation matters was assumed by Teva in connection with the acquisition. See note 13.
(6)	Changes in other current liabilities are mainly due to reassessment related to utilization of carryforward losses of $327 million.
(7)	Changes in deferred income taxes are mainly due to reassessment related to uncertain tax positions of approximately $297 million and changes related to re-allocation of intangibles assets to higher tax jurisdictions.
(8)	The reduction in the estimated fair value of the net assets acquired is a result of a working capital true up adjustment related to the Anda business.

Goodwill is largely attributable to expected synergies following the acquisitions, as well as future economic benefits arising from other assets acquired that could not be separately recognized at this time. Goodwill is not deductible for tax purposes and was allocated to the generic medicines segment and other activities. See note 7.

Purchase price allocated to intangibles primarily represents developed products already marketed and IPR&D. Approximately $8.2 billion was allocated from the purchase price to developed products and $5.6 billion to IPR&D.

For both developed products and IPR&D, net cash flows were discounted to present values, using a range of discount rates from 6% to 13%. Other assumptions reflect stage of development, nature and timing of efforts for completion and other risks and uncertainties. Identifiable intangible assets were valued using a variation of the income approach known as the “Multi-Period Excess Earnings Approach.” This uses a forecast of expected cash flows, cash outflows and contributory charges for economic returns on tangible and intangible assets employed.

IPR&D represents development in process which as of the closing date, had substance, where process to date is more than insignificant but had not yet reached completeness. As it relates to this acquisition, Teva considered all products that had at least begun processing the testing to demonstrate bioequivalence but had not yet received final approval from the Food and Drug Administration (“FDA”) to be part of IPR&D. There are approximately 250 products and/or product groups included in this allocation. A probability of success factor was used to reflect inherent technological and regulatory risks.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The measurement period adjustments related to the identifiable intangible assets acquired represent the impact of updated cash flow projections on the fair value of the assets. The updated projections incorporated additional information obtained subsequent to the closing of the transaction, which included updated product and market based assumptions. The resulting reduction of amortization of product rights from the date of the acquisition’s consummation is not material to the consolidated financial statements.

The final cash consideration for the Actavis Generics acquisition was subject to certain net working capital adjustments. Following the terms of the agreement, Teva submitted an adjustment for $1.4 billion with regards to a working capital true up as well as potential recoveries of purchase price related to certain tax items. On January 31, 2018, Teva and Allergan entered into a settlement agreement and mutual releases, providing that Allergan will make a one-time payment of $700 million to Teva, which is expected to be paid during the first quarter of 2018. The Agreement also provides that Teva and Allergan will jointly dismiss the working capital dispute arbitration, as well as actual or potential claims under the Master Purchase Agreement, dated July 26, 2015, by and between Teva and Allergan, for breach of any representation, warranty or covenant (other than any breach of a post-closing covenant not known as of the date of the settlement agreement). As the measurement period is now closed, this amount will be recorded as a gain in net income.

In order to complete the Actavis Generics acquisition, Teva was required by the U.S. Federal Trade Commission (“FTC”) to divest certain Actavis Generics and Teva products. The sale of the Teva legacy products resulted in a net gain of $720 million which was recognized on other income in the consolidated statements of income in the third quarter of 2016. A portion of the divestiture was considered a sale of a business, for which the respective gain includes the disposal of the estimated fair value of goodwill associated with the business, which was $99 million. Proceeds from the sale of the Actavis Generics and Teva assets were approximately $527 million and $1,218 million, respectively.

Pro forma information has not been included since Teva believes that this information is not indicative of future results.

b.	Other transactions:

In August 2017, Teva purchased an FDA priority review voucher from a third party for $150 million, which allowed Teva to accelerate the review period for fremanezumab, one of its key specialty assets, for the treatment of migraine. This amount was recorded in Teva’s consolidated statements of income as research and development expenses and reflected in cash flow used in investing activities.

During the year ended December 31, 2016, Teva entered into other transactions for aggregate cash consideration of $2.3 billion and non-cash consideration with a fair value of $1.8 billion. Goodwill recognized for these transactions is not deductible for tax purposes.

Pro forma financial information for the following transactions was not significant, individually or collectively, when compared with Teva’s financial results.

Japanese business venture

On April 1, 2016, Teva and Takeda Pharmaceutical Company Limited (“Takeda”) established Teva Takeda Yakuhin Ltd. (“Teva Takeda”), a new business venture in Japan. The business venture combined Teva’s Japanese generics business with Takeda’s portfolio of off-patent products, leveraging Takeda’s leading brand reputation and strong distribution presence in Japan with Teva’s expertise in supply chain, operational network, infrastructure and R&D, to meet the wide-ranging needs of patients and growing importance of generics in Japan through the provision of off-patent medicines.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Teva assigned 49% in the business venture to Takeda in consideration of the contribution of its off-patented products business in Japan. The business venture was consolidated in Teva’s financial statements commencing April 1, 2016. Takeda’s interest in the business venture is accounted for under net income (loss) attributable to non-controlling interests.

The table below summarizes the fair value of the assets acquired, liabilities assumed and resulting goodwill, as finalized in the first quarter of 2017. Teva recorded net assets acquired of $1.8 billion and non-controlling interests of $1.6 billion, with the difference recorded under Teva shareholders’ equity.

U.S. $ in millions
Inventories	$134
Identifiable intangible assets:
Product and marketing rights (1)	1,491
Goodwill	698

Total assets acquired	$2,323

Deferred income taxes	498

Total liabilities assumed	498

Net assets acquired	$1,825

(1)	The weighted average amortization period of the acquired product and marketing rights is approximately 15 years.

In the second quarter of 2017, Teva Takeda purchased an additional portfolio of off-patent products from Takeda for approximately $255 million. This additional transaction was accounted as an asset acquisition and no goodwill was assigned to it.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized. Specifically, goodwill recorded as part of the Teva Takeda business venture is attributable to expected specific synergies and market benefits that could not be individually identified and separately recognized and was allocated to the generics segment.

Rimsa

On March 3, 2016, Teva completed the acquisition of Representaciones e Investigaciones Médicas, S.A. de C.V. (“Rimsa”), a pharmaceutical manufacturing and distribution company in Mexico, for $2.3 billion, in a cash free, debt free set of transactions. Teva financed the transaction using cash on hand.

Following the closing of the acquisition, Teva identified issues concerning Rimsa’s pre-acquisition quality, manufacturing and other practices, at which point the Company began an assessment of the extent and cost of remediation required to return its products to the market. In September 2016, two lawsuits were filed: a pre-emptive suit by the Rimsa sellers against Teva, and Teva’s lawsuit alleging fraud and breach of contract against the Rimsa sellers. The Rimsa sellers subsequently dismissed their lawsuit, and the dismissal was approved by court order on December 20, 2016. Teva’s breach of contract claim against the Rimsa sellers remains outstanding.

During the fourth quarter of 2016, Teva completed its assessment of the implications of the identified issues on the intended synergies and integration of the acquisition, resulting in a comprehensive remediation plan and an impairment test over the goodwill acquired.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

As a result of the alleged fraud, and given the required level of senior management’s attention to execute the remediation plan, Teva concluded that the rarity of the circumstances warranted the evaluation of Rimsa as a separate reporting unit. Accordingly, in 2016 goodwill resulting from the Rimsa acquisition was tested for impairment at this level, and an impairment of $900 million on goodwill was recorded.

Teva continues to monitor the execution of the remediation plan and related milestones. Critical to the plan are the timing and costs to remediate the facility and its product files. As all files required revalidation efforts in order to commence sales, all were classified as IPR&D. In the second quarter and the fourth quarter of 2017, Teva recorded $43 million and $110 million impairment, respectively, for IPR&D related to Rimsa. If it is determined that remediation will not be completed within the expected timeframe, Teva may conclude that additional impairment is necessary.

The table below summarizes the fair value of the assets acquired and liabilities assumed and resulting goodwill, prior to any goodwill impairments. The amounts were finalized in the first quarter of 2017.

U.S. $ in millions
Current assets (1)	$97
Other non-current assets	144
Identifiable intangible assets:
In-process research and development (2)	338
Goodwill	1,933

Total assets acquired	$2,512

Current liabilities	123
Deferred taxes and other non-current liabilities	68

Total liabilities assumed	191

Net assets acquired	$2,321

(1)	As of the acquisition date, the fair value of trade receivables approximated the book value acquired. The gross contractual amount receivable was $47 million, of which $3 million was not expected to be collected.
(2)	The value of research and development in-process was calculated using cash flow projections discounted for the inherent risk in the projects.

Goodwill attributable to the acquisition following the updated valuations represents the expected benefits from Teva’s increased presence in the Mexican market and was allocated to the generics operating segment.

c.	Assets and Liabilities Held For Sale:

Generics Assets in U.K. and Ireland

In order to complete the Actavis Generics acquisition, Teva was required by the U.S. Federal Trade Commission (“FTC”) and the European Commission to divest certain Actavis Generics and Teva products. On October 5, 2016, Teva entered into an agreement to sell certain assets and operations of Actavis Generics in the United Kingdom and Ireland. The transaction closed on January 9, 2017. Net proceeds from the sale of the assets amounted to $677 million. As a result of the devaluation of the British pound, the transactional currency, against the U.S. dollar, a capital loss of $52 million was recognized during the period in G&A expenses. The currency translation impact was reclassified to the statements of income out of accumulated other comprehensive income. See note 14e.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Global Women’s Health and Other Products

During September 2017, Teva entered into several agreements to sell certain non-core specialty products.

PARAGARD®, PLAN B ONE-STEP® and Other Women’s Health Products

On November 1, 2017, Teva completed the sale of PARAGARD® a copper releasing intrauterine contraceptive manufactured and sold in the United States, to CooperSurgical for $1.1 billion in cash. Additionally, on November 2, 2017, Teva completed the sale of Plan B One-Step® and Teva’s value brands of emergency contraception to Foundation Consumer Healthcare for $675 million in cash.

As a result of these transactions, the Company recognized a net gain on sale of approximately $1.1 billion in the fourth quarter of 2017 within other income in the consolidated statement of (loss) income. The costs to sell for these divestitures of approximately $15 million were recognized concurrently and included as a reduction to the net gain on sale.

Certain Women’s Health and Other Specialty Products

On September 17, 2017, Teva entered into a definitive agreement under which CVC Capital Partners Fund VI will acquire a portfolio of products for $703 million in cash. The portfolio of products, which is marketed and sold outside of the United States, includes the women’s health products OVALEAP®, ZOELY®, SEASONIQUE®, COLPOTROPHINE® and other specialty products such as ACTONEL®. On January 31, 2018, Teva completed the sale of the portfolio of products to CVC Capital Partners Fund VI.

As of December 31, 2017, the Company accounted for this transaction as assets and liabilities held for sale and determined that the fair value less cost to sell exceeded the carrying value of the business. The Company included as part of the held for sale assets $275 million of goodwill, which is the estimated fair value of goodwill associated with the divested business.

The Company determined that the sale of its global women’s health businesses in connection with both pending and completed transactions did not constitute a strategic shift and that it did not and will not have a major effect on its operations and financial results. Accordingly, the operations associated with the transactions are not reported as discontinued operations.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The table below summarizes the major classes of assets and liabilities included as held for sale as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
	(U.S. $ in millions)
Trade receivables	$—	$59
Inventories	39	63
Other current assets	—	1
Deferred income taxes	—	7
Property, plant and equipment, net	16	36
Identifiable intangible assets, net	236	675
Goodwill	275	—

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$566	$841

Trade payables and accrued expenses	$—	$83
Other current liabilities	—	10
Other taxes and long-term liabilities	38	23

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$38	$116

d.	Other significant agreements:

The Company has entered into alliances and other arrangements with third parties to acquire rights to products it does not have, to access markets it does not operate in and to otherwise share development costs or business risks. The Company’s most significant agreements of this nature are summarized below.

Alder BioPharmaceuticals®

On January 8, 2018, Teva signed a global license agreement with Alder BioPharmaceuticals (“Alder”). The agreement validates Teva’s intellectual property and resolves Alder’s opposition to Teva’s European patent, with respect to anti-calcitonin gene-related peptide (CGRP) antibodies including the withdrawal of Alder’s appeal before the European Patent Office. Under the terms of the agreement, Alder will receive a non-exclusive license to Teva’s anti-CGRP antibodies patent portfolio to develop, manufacture and commercialize eptinezumab in the U.S. and worldwide, excluding Japan and Korea. Teva will receive a $25 million upfront payment. The agreement stipulates additional milestone payments to Teva of up to $175 million, as well as future royalties.

AUSTEDO®

On September, 19, 2017, Teva entered into a partnership agreement with Nuvelution Pharma, Inc. (“Nuvelution”) for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. Nuvelution will fund and manage clinical development, driving all operational aspects of the phase 3 program, and Teva will lead the regulatory process and be responsible for commercialization. Upon FDA approval of AUSTEDO for the treatment of Tourette syndrome, Teva will pay Nuvelution a pre-agreed amount as compensation for their contribution to the partnership.

Otsuka

On May 12, 2017, Teva entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”), providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

fremanezumab in Japan and, if approved, to commercialize the product in Japan. Otsuka paid Teva an upfront payment of $50 million in consideration for the transaction. Teva may receive additional milestone payments upon filing with Japanese regulatory authorities, receipt of regulatory approval and achievement of certain revenue targets. Otsuka will also pay Teva royalties on fremanezumab sales in Japan.

AttenukineTM

In December 2016, Teva entered into a license agreement for research, development, manufacture and commercializing of AttenukineTM with a subsidiary of Takeda. Teva received a $30 million upfront payment. The agreement stipulates additional milestone payments to Teva of up to $280 million, as well as future royalties.

Ninlaro®

In November 2016, Teva entered into an agreement to sell its royalties and other rights in Ninlaro® (ixazomib) to a subsidiary of Takeda, for a $150 million upfront payment to Teva and an additional $150 million payment based on sales during 2017. Teva was entitled to these royalties pursuant to an agreement from 2014 assigning the Ninlaro® patents to an affiliate of Takeda in consideration of milestone payments and sales royalties. In the first six months of 2017, Teva received payments in the amount of $150 million, which were recognized as revenue for the period.

Celltrion

In October 2016, Teva and Celltrion, Inc. (“Celltrion”) entered into a collaborative agreement to commercialize two of Celltrion’s biosimilar products in development for the U.S. and Canadian markets. Teva paid Celltrion $160 million, of which up to $60 million is refundable or creditable under certain circumstances. Teva and Celltrion will share the profit from the commercialization of these products.

Regeneron

In September 2016, Teva and Regeneron Pharmaceuticals, Inc. (“Regeneron”) entered into a collaborative agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. Teva and Regeneron share equally in the global commercial rights to this product, as well as ongoing associated research and development costs of approximately $1 billion. Teva made an upfront payment of $250 million to Regeneron as part of the agreement and additional milestone payments of $25 million and $35 million in the second quarter of 2017 and January 2018, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

NOTE 3—FAIR VALUE MEASUREMENT:

Financial items carried at fair value as of December 31, 2017 and 2016 are classified in the tables below in one of the three categories described in note 1f:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	U.S. $ in millions
Cash and cash equivalents:
Money markets	$5	$—	$—	$5
Cash, deposits and other	958	—	—	958
Investment in securities:
Equity securities	65	—	—	65
Structured investment vehicles	—	—	—	—
Other, mainly debt securities	14	—	18	32
Derivatives:
Asset derivatives—options and forward contracts	—	17	—	17
Asset derivatives—cross-currency swaps	—	25	—	25
Liabilities derivatives—options and forward contracts	—	(15)	—	(15)
Liabilities derivatives—interest rate and cross-currency swaps	—	(98)	—	(98)
Contingent consideration*	—	—	(735)	(735)

Total	$1,042	$(71)	$(717)	$254

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	U.S. $ in millions
Cash and cash equivalents:
Money markets	$24	$—	$—	$24
Cash, deposits and other	964	—	—	964
Investment in securities:
Equity securities	842	—	—	842
Structured investment vehicles	—	89	—	89
Other, mainly debt securities	14	—	17	31
Derivatives:
Asset derivatives—options and forward contracts	—	10	—	10
Asset derivatives—cross-currency swaps	—	88	—	88
Liability derivatives—options and forward contracts	—	(17)	—	(17)
Liability derivatives—interest rate swaps	—	(2)	—	(2)
Contingent consideration*	—	—	(828)	(828)

Total	$1,844	$168	$(811)	$1,201

*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

Teva determined the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success for product candidates including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and Europe and the discount rate for fair value measurement.

The contingent consideration is evaluated quarterly or more frequently if circumstances dictate. Changes in the fair value of contingent consideration are recorded in earnings under other asset impairments, restructuring and other items.

Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability.

The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs.

	December 31, 2017	December 31, 2016
	U.S. $ in millions
Fair value at the beginning of the period	$(811)	$(811)
Investment in debt securities	—	16
Translation differences	(17)	18
Additional contingent consideration resulting from:
Actavis Generics acquisition	—	(302)
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(35)	—
Labrys acquisition	(40)	(6)
Eagle transaction	(178)	(179)
MicroDose acquisition	89	(8)
Cephalon acquisition	10	(12)
NuPathe transaction	—	122
Settlement of contingent consideration:
Labrys acquisition	100	25
Eagle transaction	165	115
Cephalon acquisition	—	205
Gecko acquisition	—	6

Fair value at the end of the period	$(717)	$(811)

Teva’s financial instruments consist mainly of cash and cash equivalents, investments in securities, current and non-current receivables, short-term credit, accounts payable and accruals, loans and senior notes, convertible senior debentures and derivatives.

The fair value of the financial instruments included in working capital and non-current receivables approximates their carrying value. The fair value of long-term bank loans mostly approximates their carrying value, since they bear interest at rates close to the prevailing market rates.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Financial instruments not measured at fair value

Financial instruments measured on a basis other than fair value are mostly comprised of senior notes and convertible senior debentures (see note 11), and are presented in the below table in terms of fair value:

	Estimated fair value*
	December 31,
	2017	2016
	(U.S. $ in millions)
Senior notes included under long-term liabilities	$23,459	$26,456
Senior notes and convertible senior debentures included under short-term liabilities	2,713	569

Fair value at the end of the period	$26,172	$27,025

*	The fair value was estimated based on quoted market prices, where available.

NOTE 4—INVESTMENT IN SECURITIES:

a.	Available-for-sale securities:

Available-for-sale securities are comprised mainly of debt securities and equity securities.

Investments in securities are classified based on the initial maturity as well as the intended time of realization.

At December 31, 2017 and 2016, the fair value, amortized cost and gross unrealized holding gains and losses of such securities were as follows:

	Fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses
	(U.S. $ in millions)
December 31, 2017	$102	$103	$19	$20
December 31, 2016	$986	$985	$44	$43

In the second quarter of 2016, Teva recorded an impairment of $99 million on its investment in Mesoblast.

During the third and fourth quarter of 2016, Teva sold and settled approximately five million of its Mylan shares, for an average price of $39.3 per share, for an aggregate cash consideration of approximately $202 million. Consequently, Teva recorded a $5 million net loss under financial expenses-net.

As of December 31, 2016, following the decision to treat the investment as held for sale, the decline in fair value of the remaining Mylan shares was considered to be other-than-temporary and recorded as an expense in the consolidated statements of income. Consequently, Teva recorded an additional $37 million loss under financial expenses-net, reflecting the difference between the book value and fair value of the shares as of December 31, 2016.

In the first quarter of 2017, Teva settled the remaining balance of approximately twelve million Mylan shares for an average price of $40.2 per share for an aggregate cash consideration of approximately $702 million. Consequently Teva recorded a $36 million net gain under financial expenses-net. See note 17.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Investments in securities are presented in the balance sheet as follows:

	December 31,
	2017	2016
	(U.S. $ in millions)
Other current assets	$14	$679
Other non-current assets	83	283
Cash and cash equivalents, mainly money market funds	5	24

	$102	$986

b.	Contractual maturities:

The contractual maturities of debt securities are as follows:

December 31, 2017
(U.S. $ in millions)
2018	$19
2021 and thereafter	18

$37

NOTE 5—INVENTORIES:

Inventories, net of reserves, consisted of the following:

	December 31,
	2017	2016
	(U.S. $ in millions)
Finished products	$2,689	$2,832
Raw and packaging materials	1,454	1,385
Products in process	597	538
Materials in transit and payments on account	184	199

	$4,924	$4,954

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net, consisted of the following:

	December 31,
	2017	2016
	(U.S. $ in millions)
Machinery and equipment	$5,809	$5,748
Buildings	3,329	3,331
Computer equipment and other assets	2,016	1,774
Payments on account	634	634
Land*	390	439

	12,178	11,926
Less—accumulated depreciation	4,505	3,853

	$7,673	$8,073

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

*	Land includes long-term leasehold rights in various locations, with useful lives of between 30 and 99 years.

Depreciation expenses were $632 million, $501 million and $449 million in the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, Teva had impairments of property, plant and equipment in the amount of $544 million, $149 million and $96 million, respectively. Refer to note 18.

NOTE 7—GOODWILL:

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2017 and 2016 were as follows:

	Generics	Specialty	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2016	$8,465	$9,420	$1,140	$19,025
Changes during year:
Goodwill acquired and adjustments (1)	25,767	(29)	1,091	26,829
Goodwill disposed (2)	(99)			(99)
Goodwill impairment (3)	(900)			(900)
Translation differences	(370)	(68)	(8)	(446)

Balance as of December 31, 2016	$32,863	$9,323	$2,223	$44,409
Changes during year:
Goodwill adjustments (1)	1,480		(560)	920
Goodwill disposed (2)	(7)	(690)		(697)
Goodwill impairment (4)	(16,500)		(600)	(17,100)
Goodwill reclassified as assets held for sale (5)	—	(275)		(275)
Translation differences	1,028	106	23	1,157

Balance as of December 31, 2017	$18,864	$8,464	$1,086	$28,414

(1)	Goodwill recognized as part of the Actavis Generics, Anda, Takeda and Rimsa transactions in 2016. Goodwill adjustments in the current period represent measurement period adjustments on goodwill acquired in 2016.
(2)	Goodwill on divestiture of Teva Generic products as part of Actavis Generics acquisition and the U.S. Women’s Health divestiture.
(3)	Represents Rimsa goodwill impairment. See note 2 for additional information.
(4)	Goodwill impairment is mainly attributable to the U.S. generics reporting unit.
(5)	Represent amounts related to the anticipated divestitures of the non U.S. women’s health products. See note 2 for additional information.

Following the acquisition of Actavis Generics, Teva conducted an analysis of its business segments, which resulted in a change to Teva’s segment reporting and goodwill assignment in the fourth quarter of 2016. Teva reallocated goodwill to its adjusted reporting units using a relative fair value approach.

Pursuant to the Company’s policy, Teva conducted its annual impairment test during the fourth quarter of 2017, in conjunction with the preparation of its 2018 annual operating plan (“AOP”). The AOP was used as a base for a long range plan model, incorporating the impact of the restructuring plan that was announced on December 14, 2017. See note 18.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Teva determines the fair value of its reporting units using a weighting of fair values derived from the income approach. The income approach is a forward-looking approach to estimating fair value. Within the income approach, the method that was used is the discounted cash flow method. Teva commenced with a forecast of all the expected net cash flows associated with the reporting units, which include the application of a terminal value, and then applied a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions, which are reflective of market participants. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with country-specific characteristics.

Considering the steep decline in Teva’s market capitalization in the second half of 2017 and considering additional adverse developments in its businesses during the fourth quarter of 2017, which are further described below, Teva recorded a goodwill impairment of $11.0 billion in the fourth quarter, mainly attributable to goodwill associated with its U.S. generics reporting unit, in addition to the $6.1 billion goodwill impairment that was recorded during the second quarter of 2017.

Generics reporting units

U.S. generics reporting unit

During the second quarter of 2017, Teva identified certain developments in the U.S. market, which negatively impacted Teva’s outlook for its U.S. generics business. These developments included: (i) additional pricing pressure in the U.S. generics market as a result of customer consolidation into larger buying groups to extract further price reductions; (ii) accelerated FDA approval of additional generic versions of off-patent medicines, resulting in increased competition for these products; and (iii) delays in launches of certain of Teva new generic products. These developments caused Teva to revisit its assumptions supporting the cash flow projections for its U.S. generics reporting unit, including: (i) the expected duration and depth of price erosion and certain revenue growth assumptions; (ii) the associated operating profit margins; and (iii) the long term growth rate.

In estimating the discounted cash flow value of Teva’s U.S. generics reporting unit as of the second quarter of 2017, Teva used the following key assumptions: Teva expected revenue and operating profits to continue to decline in 2018 and 2019, as its ability to successfully launch new generic products was not expected to offset or exceed the price and volume erosion for its existing portfolio prior to 2020, following which time, in 2020 and 2021, Teva expected to return to moderate growth. Teva assumed a terminal growth rate of 2% for the coming years, in line with recent general outlook, at the time, for the U.S. generics market. The resulting cash flow amounts were discounted using a weighted average cost of capital (“WACC”) of 6.8%.

Based on the second quarter revised discounted cash flows analysis, Teva recorded a goodwill impairment of $6.1 billion related to its U.S. generics reporting unit.

During the third quarter of 2017, Teva adjusted the projections for its U.S. generics reporting unit to reflect a potentially beneficial event, offset by further pricing pressure in the U.S. generics market, and concluded that no additional impairment was required.

During the fourth quarter of 2017, Teva noted further deterioration in the U.S. generics market and economic environment and further limitations on Teva’s ability to influence generic medicines pricing in the long term and a decrease in value from future launches:

•

Pricing challenges due to customer consolidation. In prior periods, it appeared to be reasonable that as price erosion in the generics market continued, other manufacturers would exit particular generic markets, resulting in opportunities to eventually reduce overall erosion with price increases for certain products with decreasing competition after the exit of other manufacturers. However, increasing

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

consolidation among purchasers of generic medicines, particularly Group Purchasing Organizations (“GPOs”), has led to three such GPOs representing approximately 80% of generics purchases in the United States. This led to a continuation and increase in the trend of “lowest price” tenders. Therefore, it now appears likely that there will be few, if any, opportunities to increase prices even when other generics manufacturers exit a market.

•	Pricing challenges due to government regulation. There is an increasing trend of enacting and proposing state-level legislation in the United States imposing penalties and/or restricting price increases, making pricing more challenging. The inconsistent rules across states add to the complexity of how to make decisions about the best economic outcome to maximize profit on a given generic product and the most restrictive law will likely restrict Teva’s business practices nationwide, as marketing, sales and pricing are typically not administered on a state-by-state basis. Restrictive bills have passed in at least seven states, including high-population states such as California and New York, and bills are in the process of being re-submitted in ten additional states where they were previously rejected, with approximately half of them already passed and/or submitted for vote by January 2018.

•	Increasing generic approvals. The FDA is approving more generic formulations than they have in the past, which is affecting the value of already launched products. On January 3, 2018, the FDA commissioner announced new steps to facilitate efficient generic drug review to enhance competition, promote access and lower drug prices. The commissioner also stated that the FDA had several record-breaking months for the number of generic medicines approved, including November 2017, when it approved the highest number of generic medicines in the FDA’s history.

Being the first to market a generic version of a product, and particularly as the only company authorized to sell during the 180-day period of exclusivity in the U.S. market, can substantially increase sales, profits and profitability in the period following the introduction of such a product and prior to a competitor’s introduction of an equivalent product. Even after the exclusivity period ends, there is often continuing benefit from having the first generic product in the market. Pricing is generally higher during periods of limited competition. The FDA has also limited the availability of exclusive or semi-exclusive periods for new products with an increase in shared first to file awards, which reduces the economic benefit from being first-to-file for generic approvals.

In contrast to the FDA’s accelerated approval of additional generic versions of off-patent medicines, the rate of FDA approval for a generic version of originator drugs without generic competition has not significantly increased. Thus, Teva’s ability to launch profitable new products has not benefited from the FDA’s increased focus on approving generic applications. Additionally, much of Teva’s future pipeline is concentrated in complex or unique products coupled with devices, which take longer time for FDA approval.

•	Originator strategies to maintain market share. Originator companies increasingly engage in strategies beyond authorized generics, to maintain market share of their originator drugs, reducing the value of newly launched complex or novel generics.

•

Changes to traditional distribution model. The traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants, which Teva believes will limit its future growth in the U.S. generics market. For example: (i) in January 2018, several major hospital groups announced a plan to form a non- profit company that will provide U.S. hospitals with a number of generic drugs; (ii) in January 2018, Amazon Inc., Berkshire Hathaway Inc. and JPMorgan Chase & Co. announced that they plan to join forces by forming an independent health care company for their combined one million U.S. employees; and (iii) the consolidation resulting from the merger announced in December 2017 between CVS Health and Aetna, if consummated, is expected to create a vertically integrated

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

organization with increased control over the physician and pharmacy networks and, ultimately, over which medicines are sold to patients. Each of these events has the potential to drive further price erosion and limit the growth opportunities for Teva’s U.S. generics unit.

•	U.S. tax reform. Recently-enacted U.S. tax reform legislation is expected to limit Teva’s ability to achieve targeted tax efficiencies compared to prior estimates. See note 15.

In response to these developments, Teva’s recently appointed President and Chief Executive Officer, Kåre Schultz, and the management team that was reorganized under him, announced a comprehensive restructuring plan in December 2017, aimed to increase the profitability of Teva’s U.S. generics business, among other things. This plan focuses on discontinuation of loss generating products and reductions of infrastructure costs, by closing facilities and executing divestments, as well as a reduction in R&D expenditures, focusing on fewer, more profitable opportunities to launch new generic medicines. In addition, Teva further evaluated its assumptions and approach to valuing its pipeline and related projections. Due to the increased risks and variables now impacting generics launches, Teva, with the assistance of a global consulting firm, used a “Monte Carlo” model to simulate the different outcomes for launch value to better predict the estimated value to be derived.

As a result of the factors discussed above, Teva adjusted certain of its assumptions used in its cash flow projections in the fourth quarter of 2017 to determine the fair value of its U.S. generics reporting unit. In comparison to previous periods, Teva expects less revenues and profitability from newly launched products as well as larger pricing declines. As a result, Teva estimates a longer period will pass before it returns to revenue and profitability growth in its U.S. generics reporting unit.

The resulting cash flow amounts were discounted using a slightly increased rate of 7.3% compared to prior quarters, reflecting market participants’ assumptions regarding increased uncertainties in the U.S. generics market. Teva still assumes a terminal growth rate of 2%.

Based on the new estimates incorporating all of the above factors, Teva recorded a goodwill impairment of $10.4 billion related to its U.S. generics reporting unit in the fourth quarter of 2017. The aggregate goodwill impairment related to Teva’s U.S. generics reporting unit in 2017 was $16.5 billion.

If Teva holds all other assumptions constant, a reduction in the terminal value growth rate by 0.1% or an increase in discount rate by 0.1% would each result in an additional impairment of approximately $190 million and $230 million, respectively.

If the conditions in the U.S. generics market continue to deteriorate more than anticipated, or if Teva is unable to execute its strategies or anticipated plans, it may be necessary to record further impairment charges in the future.

Other reporting units within generics

Teva concluded that the fair value of each of its remaining reporting units within its generics medicines segment continues to be in excess of its carrying value. The remaining goodwill allocated to these reporting units was approximately $13.4 billion as of December 31, 2017. For these reporting units, the percentage excess of estimated fair value over carrying value, as of December 31, 2017, was 45.6% for Teva’s Rimsa reporting unit, 4.6% for the European generics reporting unit and 4.1% for the ROW generics reporting unit.

Teva determined that the European and ROW generics reporting units are at risk of goodwill impairment in the future, due to the narrow margin between fair value and carrying value and also based on the sensitivity of the calculation of potential forecast revisions and/or changes in strategy in the business.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The resulting cash flow amounts for European generics reporting unit were discounted using a rate of 8.4% reflecting market participants’ assumptions regarding increased uncertainties and country-specific characteristics with a terminal growth rate of 1.8%. If Teva holds all other assumptions constant, a reduction in the terminal value growth rate by 0.5% or an increase in discount rate by 0.4% would each result in impairment. The goodwill allocated to this reporting unit was $8.2 billion as of December 31, 2017.

The resulting cash flow amounts for ROW generics reporting unit were discounted using a rate of 8.8% reflecting market participants’ assumptions regarding increased uncertainties and country-specific characteristics with a terminal growth rate of 3.5%. If Teva holds all other assumptions constant, a reduction in the terminal value growth rate by 0.3% or an increase in discount rate by 0.2% would each result in impairment. The goodwill allocated to this reporting unit was $4.3 billion as of December 31, 2017.

In determining the fair value of these reporting units, Teva used a discounted cash flow analysis and applied the following key assumptions: expected revenue growth and operating profit margins including an estimate for price erosion and discount rate, among others.

If market conditions continue to deteriorate, or if Teva is unable to execute its strategies, it may be necessary to record further impairments in the future.

Specialty reporting unit

Teva adjusted its projections for its specialty reporting unit to reflect significant events that took place during 2017, mainly the FDA approval of a generic version of COPAXONE and the subsequent launch at risk of a competing product in the U.S. market, as well as the unfavorable clinical trial result for laquinimod and the favorable clinical trial results for AUSTEDO and fremanezumab. Teva reflected the expected implications of these developments in the cash flow projections and discounted the adjusted cash flow amounts by adding an additional risk premium of 2.3% to the discount rate of 7.3%, which Teva uses for most of its worldwide operations, applying a market participant view, to reflect the increased uncertainties in its specialty business.

The percentage difference between estimated fair value and estimated carrying value for the specialty reporting unit is 68.5%, following the impact of the above mentioned events.

Other reporting unit

Teva’s other reporting unit consists primarily of its U.S. distribution business, Anda, which is negatively impacted by the outlook for generics, as revised in the fourth quarter of 2017. See “—U.S. generics reporting unit” above. Accordingly, management reduced the projected growth of this business, resulting in an impairment of $600 million.

Market Capitalization

Teva analyzed the aggregate fair value of its reporting units as compared to its market capitalization in order to assess the reasonableness of the results of its cash flow projections used for its goodwill impairment analysis. The market capitalization was based on the outstanding shares and expected dilution from mandatory convertible preferred shares, multiplied by the average market share price for the 30 days following the restructuring plan announcement on December 14, 2017. Reflecting the recent adverse developments in its cash flow projections as described above, Teva assessed its fair value, net of debt, to be higher than both its equity value of $19 billion and its market capitalization of $21 billion, as of December 31, 2017. Management believes that its fair value assessment is reasonably supported by the current market capitalization.

Management will continue to monitor business conditions and will also consider future developments in its market capitalization when assessing whether additional goodwill impairment is required in future periods.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

NOTE 8—IDENTIFIABLE INTANGIBLE ASSETS:

Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	December 31,
	2017	2016	2017	2016	2017	2016
	(U.S. $ in millions)
Product rights	$21,011	$18,180	$8,276	$6,460	$12,735	$11,720
Trade names	617	625	55	41	562	584
In-process research and development	4,343	9,183	—	—	4,343	9,183

Total	$25,971	$27,988	$8,331	$6,501	$17,640	$21,487

Whenever impairment indicators are identified for definite life intangible assets, Teva reconsiders the asset’s estimated life, calculates the undiscounted value of the assets or asset group’s cash flows and compares such value against the asset’s or asset group’s carrying amount. If the carrying amount is greater, Teva records an impairment loss for the excess of book value over fair value based on the discounted cash flows by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

The more significant estimates and assumptions inherent in the estimate of the fair value of identifiable intangible assets include all assumptions associated with forecasting product profitability, including sales and cost to sell projections, research and development expenditure for ongoing support of product rights or continued development of IPR&D, estimated useful lives and IPR&D expected launch dates. Additionally, for IPR&D assets the risk of failure has been factored into the fair value measure.

Impairment of identifiable intangible assets amounted to $3,238 million, $589 million and $265 million in the years ended December 31, 2017, 2016 and 2015, respectively, and are recorded in earnings under other asset impairments, restructuring and other items. See note 18.

Product rights and trade names

Product rights and trade names are assets presented at amortized cost. These assets represent a portfolio of pharmaceutical products from various categories with a weighted average life of approximately 11 years. Amortization of intangible assets amounted to $1,444 million, $993 million and $838 million in the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the estimated aggregate amortization of intangible assets for the years 2018 to 2022 is as follows: 2018—$1,309 million; 2019—$1,246 million; 2020—$1,218 million; 2021—$1,071 million and 2022—$1,109 million. These estimates do not include the impact of IPR&D that is expected to be successfully completed and reclassified to product rights.

IPR&D

Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of the following acquisitions and related assets: various generic products (Actavis Generics)—$3,535 million; LBR-101 (Labrys)—$444 million; various generic products (Rimsa)—$153 million and SD 809—multiple indications and SDJ60 idiopathic pulmonary fibrosis (Austedo)—$211 million. IPR&D carry intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Additional changes to research and development intangibles relate to reclassification to product rights following regulatory approvals, mainly AUSTEDO in 2017, and impairments of assets due to adverse development events, changes in projected launch date or changes in commercial projections related to products under development. An amount of $1.3 billion was reclassified from IPR&D to product rights in connection with AUSTEDO, upon receipt of regulatory approval in the second quarter of 2017. In the third quarter of 2017, an additional amount of $1.7 billion was reclassified from IPR&D to product rights in connection with the regulatory approval of AUSTEDO for a second indication.

NOTE 9—SALES RESERVES AND ALLOWANCES:

Sales reserves and allowances consisted of the following:

	December 31,
	2017	2016
	(U.S. $ in millions)
Rebates	$3,077	$3,482
Medicaid and other governmental allowances	1,908	1,729
Chargebacks	1,849	1,584
Returns	780	844
Other	267	200

	$7,881	$7,839

NOTE 10—LONG-TERM EMPLOYEE-RELATED OBLIGATIONS:

a.	Long-term employee-related obligations consisted of the following:

	December 31,
	2017	2016
	(U.S. $ in millions)
Accrued severance obligations	$91	$120
Defined benefit plans	182	197

Total	$273	$317

As of December 31, 2017 and 2016, the Group had $149 million and $152 million, respectively, deposited in funds managed by financial institutions that are earmarked by management to cover severance pay liability mainly in respect of Israeli employees. Such deposits are not considered to be “plan assets” and are therefore included in long-term investments and receivables.

Most of the change resulted from actuarial updates, as well as from exiting from several defined benefit plans in several countries.

The Company expects to expense an approximate contribution of $156 million in 2018 to the pension funds and insurance companies in respect of its severance and pension pay obligations.

The main terms of the different arrangements with employees are described in below.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

b.	Terms of arrangements:

Israel

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Parent Company and its Israeli subsidiaries make ongoing deposits into employee pension plans to fund their severance liabilities. According to the general collective pension agreement in Israel, Company deposits with respect to employees who were employed by the Company after the agreement took effect are made in lieu of the Company’s severance liability; therefore no obligation is provided for in the financial statements. Severance pay liabilities with respect to employees who were employed by the Parent Company and its Israeli subsidiaries prior to the collective pension agreement effective date, as well as employees who have special contractual arrangements, are provided for in the financial statements based upon the number of years of service and the latest monthly salary.

Europe

Many of the employees in the Company’s European subsidiaries are entitled to a retirement grant when they leave the Company. In the consolidated financial statements, the liability of the European subsidiaries is accrued, based on the length of service and remuneration of each employee at the balance sheet date. Other employees in Europe are entitled to a pension according to a defined benefit scheme providing benefits based on final or average pensionable pay or according to a hybrid pension scheme that provides retirement benefits on a defined benefit and a defined contribution basis. Independent certified actuaries value these schemes and determine the rates of contribution payable. Pension costs for the defined benefit section of the scheme are accounted for on the basis of charging the expected cost of providing pensions over the period during which the subsidiaries benefit from the employees’ services. The Company uses December 31 as the measurement date for defined benefit plans.

North America

The Company’s North American subsidiaries mainly provide various defined contribution plans for the benefit of their employees. Under these plans, contributions are based on specified percentages of pay. Additionally, a multi-employer plan is maintained in accordance with various union agreements.

Latin America

The majority of the employees in Latin America are entitled to severance under local law. The severance payments are calculated based on service term and employee remuneration, and accruals are maintained to reflect these amounts. In some Latin American countries it is Teva’s practice to offer retirement health benefits to qualifying employees. Based on the specific plan requirements, benefits accruals are maintained to reflect the estimated amounts or adjusted if future plans are modified.

The Company expects to pay the following future minimum benefits to its employees: $7 million in 2018; $7 million in 2019; $8 million in 2020; $9 million in 2021; $10 million in 2022 and $53 million between 2023 to 2027. These amounts do not include amounts that may be paid to employees who cease working with the Company before their normal retirement age.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

NOTE 11—DEBT OBLIGATIONS:

a.	Short-term debt:

			December 31,
	Weighted average interest rate as of December 31, 2017	Maturity	2017	2016
		(U.S. $ in millions)
Term loan JPY 28.3 billion	JPY LIBOR+0.25%	2018	$251	—
Bank and financial institutions	11.67%	2018	1	15
Revolving credit facility	LIBOR+1.1375%	2017	$—	$1,240
Term loan GBP 510 million	GBP LIBOR + 0.7%	2017	—	629
Term loan JPY 8.0 billion	JPY LIBOR+0.223%	2017	—	68
Convertible debentures	0.25%	2026	514	514
Current maturities of long-term liabilities			2,880	810

Total short term debt			$3,646	$3,276

Line of credit:

In November 2015, the Company entered into a $3 billion five-year unsecured syndicated credit facility (which was increased to $4.5 billion upon closing of the Actavis Generics acquisition, see note 2). In February 2018 the facility was decreased to $3 billion. This revolving line of credit was not utilized as of December 31, 2017.

Convertible senior debentures

Teva 0.25% convertible senior debentures, due 2026, principal amount as of December 31, 2017 and 2016 were $514 million. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the balance sheet under short-term debt. Holders of the convertible debentures will be able to cause Teva to redeem the debentures on February 1, 2021.

b.	Long-term debt includes the following:

	Weighted average interest rate as of December 31, 2017	Maturity	December 31, 2017	December 31, 2016
	%		(U.S. $ in millions)
Senior notes EUR 1,750 million (1)	0.38%	2020	$2,095	$1,834
Senior notes EUR 1,500 million (1)	1.13%	2024	1,788	1,566
Senior notes EUR 1,300 million	1.25%	2023	1,550	1,357
Senior notes EUR 1,000 million	2.88%	2019	1,199	1,050
Senior notes EUR 750 million (1)	1.63%	2028	891	780
Senior notes EUR 700 million	1.88%	2027	837	733
Senior notes USD 3,500 million (2)	3.15%	2026	3,492	3,491
Senior notes USD 3,000 million (2)	2.20%	2021	2,996	2,995
Senior notes USD 3,000 million (2), (3)	2.80%	2023	2,992	2,991
Senior notes USD 2,000 million (2)	1.70%	2019	2,000	2,000
Senior notes USD 2,000 million (2)	4.10%	2046	1,984	1,984

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

	Weighted average interest rate as of December 31, 2017	Maturity	December 31, 2017	December 31, 2016
	%		(U.S. $ in millions)
Senior notes USD 1,500 million (2)	1.40%	2018	1,500	1,498
Senior notes USD 844 million (4)	2.95%	2022	864	868
Senior notes USD 789 million	6.15%	2036	781	781
Senior notes USD 700 million	2.25%	2020	700	700
Senior notes USD 613 million (4)	3.65%	2021	624	626
Senior notes USD 588 million	3.65%	2021	587	587
Senior notes CHF 450 million	1.50%	2018	461	442
Senior notes CHF 350 million (5)	0.50%	2022	360	344
Senior notes CHF 350 million (5)	1.00%	2025	360	345
Senior notes CHF 300 million (5)	0.13%	2018	308	295
Fair value hedge accounting adjustments			(2)	(2)

Total senior notes			28,367	27,265
Term loan USD 2.5 billion (6)	LIBOR +1.1375%	2018	285	2,500
Term loan USD 2.5 billion (6)	LIBOR +1.50%	2017-2020	2,000	2,500
Term loan JPY 58.5 billion (7)	JPY LIBOR +0.55%	2022	519	—
Term loan JPY 65 billion (8)	0.99%	2017	—	560
Term loan JPY 35 billion	1.42%	2019	311	299
Term loan JPY 35 billion	JPY LIBOR +0.3%	2018	311	299

Total loans			3,426	6,158
Debentures USD 15 million	7.20%	2018	15	15
Other	7.46%	2026	5	9

Total debentures and others			20	24

Less current maturities			(2,880)	(810)
Derivative instruments			2	2
Less debt issuance costs			(106)	(115)

Total long-term debt			$28,829	$32,524

Certain of Teva’s loan agreements include restrictive covenants, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. Approximately $3.7 billion of Teva’s debt is subject to such covenants and, under specified circumstances, including non-compliance with such covenants and the unavailability of any waiver, amendment or other modification thereto and the expiration of any applicable grace period thereto, substantially all other debt could be negatively impacted by non-compliance with such covenants.

As of December 31, 2017, Teva was in compliance with all applicable financial ratios. Teva continues to take steps to reduce its debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. Based on its current forecast for the next twelve months from the date of issuance of these financial statements, Teva expects to remain in compliance with these financial covenants after taking into consideration the effect of implementation of certain cost-efficiency initiatives, such as rationalization of its plants, selling and marketing, general and administrative and research and development spend, which would allow Teva to continue to comply with the financial covenants. Teva has amended such covenants in the past, including the net debt to EBITDA ratio covenant to permit a higher ratio, most recently on February 1, 2018. Although Teva has successfully negotiated amendments to its loan agreements in the past, Teva cannot guarantee that it will be able to amend such agreements on terms satisfactory to it, or at all, if required to maintain

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

compliance in the future. If Teva experiences lower than required earnings and cash flows to continue to maintain compliance and efforts could not be successfully completed on commercially acceptable terms, Teva may curtail additional planned spending, may divest additional assets in order to generate enough cash to meet its debt requirements and all other financial obligations.

(1)	In July 2016, in connection with the anticipated closing of the Actavis Generics acquisition, Teva Pharmaceutical Finance Netherlands II B.V., a Teva finance subsidiary, issued senior notes in an aggregate principal amount of €4.0 billion.

(2)	In July 2016, in connection with the anticipated closing of the Actavis Generics acquisition, Teva Pharmaceutical Finance Netherlands III B.V., a Teva finance subsidiary, issued senior notes in an aggregate principal amount of $15.0 billion.

(3)	In the fourth quarter of 2016, Teva entered into interest rate swap agreements designated as fair value hedge relating to its 2.8% senior notes due 2023 with respect to $500 million notional amount of outstanding debt.

(4)	In the third quarter of 2016, Teva terminated interest rate swap agreements designated as fair value hedge relating to its 2.95% senior notes due 2022 with respect to $844 million notional amount and its 3.65% senior notes due 2021 with respect to $450 million notional amount.

(5)	In July 2016, in connection with the anticipated closing of the Actavis Generics acquisition, Teva Pharmaceutical Finance Netherlands IV B.V., a Teva finance subsidiary, issued senior notes in an aggregate principal amount of CHF 1.0 billion.

(6)	In August 2016, upon closing of the Actavis Generics acquisition, Teva borrowed $5 billion under its term loan facilities with a syndicate of banks. The term facilities consists of two tranches of $2.5 billion each, with the first tranche maturing in full in 2018 and the second tranche maturing in 2020 with payment installments each year (10% to be repaid in each of 2017 and 2018, 20% to be repaid in 2019 and the remaining 60% to be repaid in 2020).

In November 2017 Teva prepaid $2.2 billion principle amount of its first tranche term loan maturing in 2018. In August 2017 Teva repaid at maturity $250 million principle amount of its second tranche term loan 2017 payment instalment.

In September and November 2017 Teva prepaid $170 million and $80 million respectively, principle amount of its second tranche term loan 2018 payment instalment.

(7)	In March 2017 Teva entered into a JPY 86.8 billion term loan agreement with a syndicate of banks, consisting of two tranches, JPY 58.5 billion with five years maturity and JPY 28.3 billion with one year maturity with an optional six month extension recorded under short-term debt.

(8)	In April 2017 Teva repaid at maturity JPY 65.5 billion principle amount of its 0.99% term loan.

Long term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts (as defined), if any.

Long term debt as of December 31, 2017 is effectively denominated (taking into consideration cross currency swap agreements) in the following currencies: U.S. dollar 64%, euro 31%, Japanese yen 3% and Swiss franc 2%. Certain loan agreements and debentures contain restrictive covenants, mainly the requirement to maintain certain financial ratios. As of December 31, 2017, the Company met all financial covenants.

The Company and certain subsidiaries entered into negative pledge agreements with certain banks and institutional investors. Under the agreements, the Company and such subsidiaries have undertaken not to register

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

floating charges on assets in favor of any third parties without the prior consent of the banks, to maintain certain financial ratios and to fulfill other restrictions, as stipulated by the agreements.

The required annual principal payments of long-term debt, excluding debt issuance cost as of December 31, 2017, starting with the year 2019, are as follows:

December 31,
2017
(U.S. $ in millions)
2019	$4,010
2020	4,295
2021	4,207
2022	1,743
2023 and thereafter	14,680

$28,935

NOTE 12—OTHER INCOME:

	Year ended December, 31
	2017	2016	2015
	(U.S. $ in millions)
Gains on divestitures (1)	$1,083	$720	$45
Gains on litigation settlements (2)	83	20	25
Gains on sale of assets	11	10	44
Other, net	22	19	52

Total other income	$1,199	$769	$166

(1)	Gain related to the divestment of women’s health products in 2017 and certain Actavis Generics and Teva products in 2016, in order to comply with FTC and European Commission requirements following Actavis Generics acquisition. See Note 2.
(2)	Mainly due to income related to a legal recovery in Canada.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

a.	Commitments:

Preferred dividends:

As to dividends in respect of mandatory convertible preferred shares, see note 14b.

Operating leases:

As of December 31, 2017, minimum future rentals under operating leases of buildings, machinery and equipment for periods in excess of one year were as follows: 2018—$160 million; 2019—$132 million; 2020—$100 million; 2021—$73 million; 2022—$51 million; 2023 and thereafter—$75 million.

The lease fees expensed in each of the years ended December 31, 2017, 2016 and 2015 were $200 million, $164 million and $122 million, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Royalty commitments:

The Company is committed to pay royalties to owners of know-how, partners in alliances and other certain arrangements and to parties that financed research and development, at a wide range of rates as a percentage of sales or of the gross margin of certain products, as defined in the underlying agreements.

Royalty expenses are reported in cost of goods sold if related to the acquisition of a product, and if not are included in sales and marketing expenses. The royalty expense in each of the years ended December 31, 2017, 2016 and 2015 were $956 million, $814 million and $911 million, respectively.

Milestone commitments:

The Company is committed to paying milestone payments which are contingent upon the achievement of certain regulatory milestones and sales targets. As of December 31, 2017, were all milestones and targets, for compounds in Phase II and more advanced stages of development, to be achieved, the total contingent payments could reach an aggregate of up to approximately $407 million.

b.	Contingencies:

General

From time to time, Teva and/or its subsidiaries are subject to claims for damages and/or equitable relief arising in the ordinary course of business. In addition, as described below, in large part as a result of the nature of its business, Teva is frequently subject to litigation. Teva generally believes that it has meritorious defenses to the actions brought against it and vigorously pursues the defense or settlement of each such action. Except as described below, Teva does not currently have a reasonable basis to estimate the loss, or range of loss, that is reasonably possible with respect to matters disclosed in this note.

Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of counsel, no provisions have been made regarding the matters disclosed in this note, except as noted below. Litigation outcomes and contingencies are unpredictable, and excessive verdicts can occur. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions.

If one or more of such proceedings described below were to result in final judgments against Teva, such judgments could be material to its results of operations and cash flows in a given period. In addition, Teva incurs significant legal fees and related expenses in the course of defending its positions even if the facts and circumstances of a particular litigation do not give rise to a provision in the financial statements.

In connection with third-party agreements, Teva may under certain circumstances be required to indemnify, and may be indemnified by, in unspecified amounts, the parties to such agreements against third-party claims. Among other things, Teva’s agreements with third parties may require Teva to indemnify them, or require them to indemnify Teva, for the costs and damages incurred in connection with product liability claims, in specified or unspecified amounts.

Except as otherwise noted, all of the litigation matters disclosed below involve claims arising in the United States. Except as otherwise noted, all third party sales figures given below are based on IQVIA (formerly IMS Health Inc.) data.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Intellectual Property Litigation

From time to time, Teva seeks to develop generic versions of patent-protected pharmaceuticals for sale prior to patent expiration in various markets. In the United States, to obtain approval for most generics prior to the expiration of the originator’s patents, Teva must challenge the patents under the procedures set forth in the Hatch-Waxman Act of 1984, as amended. To the extent that Teva seeks to utilize such patent challenge procedures, Teva is and expects to be involved in patent litigation regarding the validity, enforceability or infringement of the originator’s patents. Teva may also be involved in patent litigation involving the extent to which its product or manufacturing process techniques may infringe other originator or third-party patents.

Additionally, depending upon a complex analysis of a variety of legal and commercial factors, Teva may, in certain circumstances, elect to market a generic version even though litigation is still pending. To the extent Teva elects to proceed in this manner, it could face substantial liability for patent infringement if the final court decision is adverse to Teva, which could be material to its results of operations and cash flows in a given period.

The general rule for damages in patent infringement cases in the United States is that the patentee should be compensated by no less than a reasonable royalty, and it may also be able in certain circumstances to be compensated for its lost profits. The amount of a reasonable royalty award would generally be calculated based on the sales of Teva’s product. The amount of lost profits would generally be based on the lost sales of the patentee’s product. In addition, the patentee may seek consequential damages as well as enhanced damages of up to three times the profits lost by the patent holder for willful infringement, although courts have typically awarded much lower multiples.

Teva is also involved in litigation regarding patents in other countries where it does business, particularly in Europe, where Teva has in recent years increased the number of launches of its generic versions of branded pharmaceuticals prior to the expiration of the innovator’s patents. The laws concerning generic pharmaceuticals and patents differ from country to country. Damages for patent infringement in Europe may include lost profits or a reasonable royalty, but enhanced damages for willful infringement are generally not available.

In December 2012, Endo International (“Endo”) sued Actavis Inc. and Actavis South Atlantic LLC (collectively “Actavis”), subsidiaries of Teva, in New York federal court for infringement of patents expiring in 2023 (the “Endo Patents”). The lawsuit followed the launch by Actavis of its 7.5 mg and 15 mg oxymorphone extended-release tablets, which were the AB-rated generic versions of the original formulation of Endo’s Opana® ER. According to Endo’s annual report, Opana® ER had net sales of approximately $299 million for the twelve months ended December 31, 2012. In September 2013, Actavis launched additional strengths of its product. In August 2015, the court found two of the Endo Patents valid and infringed, and on April 29, 2016, enjoined Actavis from selling its oxymorphone ER products. Actavis has appealed these rulings. In addition, in November 2014, Endo and Mallinckrodt sued Actavis in Delaware federal court, alleging that sales of the Actavis oxymorphone ER products infringe another patent that expires in 2029, which Endo had licensed from Mallinckrodt (the “Mallinckrodt Patent”). Trial in that case took place in February 2017, and in August 2017, the Delaware court issued a decision finding the Mallinckrodt Patent valid and infringed. Actavis is appealing this ruling as well. On August 17, 2017, Actavis, Endo, and Mallinckrodt entered into a partial settlement agreement, which resolved any damages claim arising from Actavis’ past sales. However, Actavis’ appeals of the findings of validity and infringement of the Endo Patents and the Mallinckrodt Patent remain pending. A provision has been included in the financial statements for this matter.

In July 2014, GlaxoSmithKline (“GSK”) sued Teva in Delaware federal court for infringement of a patent expiring in June 2015 directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

tablets (the generic version of GSK’s Coreg®) in September 2007. Teva vigorously disputed GSK’s claims on the merits and also disputed the amount and nature of GSK’s alleged damages. A seven-day jury trial began on June 12, 2017. On June 20, 2017, the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre- or post-judgment interest. Teva has filed post-trial motions for judgment as a matter of law asking the court to overturn the jury verdict on inducement, invalidity, and the award of lost profits damages, and GSK has filed post-trial motions asking the court to increase the damages amount in light of the willful infringement finding and to set the interest rate(s) to be applied to the total damages amount. A hearing on post-trial motions was held on October 26, 2017, and the parties await the court’s ruling on the motions. At a later date, a separate bench trial will be held by the court to address Teva’s legal and equitable defenses, which could either bar or limit GSK’s claims and damages. Depending on the outcome of such trial, Teva may decide to appeal. Even if Teva is found liable for infringement, Teva would be permitted to continue selling its carvedilol products as the patent-in-suit has expired. A provision has been included in the financial statements for this matter.

In 2014, Teva Canada succeeded in its challenge of the bortezomib (the generic equivalent of Velcade®) product and mannitol ester patents under the Patented Medicines (Notice Of Compliance) Regulations (“PM(NOC)”). Teva commenced sales in the first quarter of 2015. At the time of Teva’s launch, annual sales of Velcade were approximately 94 million Canadian dollars. Teva commenced an action under Section 8 of PM(NOC) to recover damages for being kept off of the market during the PM(NOC) proceedings. Janssen and Millennium filed a counter claim for infringement of the same two patents as well as a patent covering a process to prepare bortezomib. The product patent expired in October 2015; the other patents expire in January 2022 and March 2025. On December 20, 2017, Teva entered into an agreement with Janssen and Millenium which limits the damages payable by either party depending on the outcome of the infringement/impeachment action. As a result, the most Janssen and Millenium could recover is 200 million Canadian dollars (approximately $159 million) plus post-judgment interest. The trial, which is limited to the issue of patent validity and infringement, began on January 29, 2018 and is ongoing. In addition to the potential damages that could be awarded, if Janssen and Millenium ultimately were successful in their allegations of patent infringement, Teva could be enjoined from further sales of its bortezomib product.

Product Liability Litigation

Teva’s business inherently exposes it to potential product liability claims. Teva maintains a program of insurance, which may include commercial insurance, self-insurance (including direct risk retention), or a combination of both approaches, in amounts and on terms that it believes are reasonable and prudent in light of its business and related risks. However, Teva sells, and will continue to sell, pharmaceuticals that are not covered by its product liability insurance; in addition, it may be subject to claims for which insurance coverage is denied as well as claims that exceed its policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, Teva may not be able to obtain the type and amount of commercial insurance it desires, or any commercial insurance on reasonable terms, in all of its markets.

Teva and/or its subsidiaries, including Watson Laboratories, Inc. (“Watson”) and Actavis Elizabeth LLC (“Actavis Elizabeth”), have been named as defendants in approximately 4,000 product liability lawsuits brought against them and other manufacturers by approximately 4,400 plaintiffs claiming injuries (including allegations of neurological disorders, such as tardive dyskinesia) from the long-term use of metoclopramide (the generic form of Reglan®). In the beginning of 2018, plaintiffs reached the agreed upon participation threshold percentage and settlement was paid in January 2018. For over 20 years, the FDA-approved label for metoclopramide has contained warning language about the risk of tardive dyskinesia, and that the risk of developing the disorder increases with duration of treatment and total cumulative dose. In February 2009, the FDA announced that

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

manufacturers of metoclopramide would be required to revise the label, including the addition of a “black box” warning about the risk of tardive dyskinesia resulting from long-term usage. In October 2015, Actavis Elizabeth reached an agreement in principle to resolve the vast majority of the cases pending against it. In January 2017, Teva and/or its other subsidiaries involved in the litigation also reached an agreement to resolve the vast majority of the cases pending against them, subject to participation by a certain percentage of plaintiffs. At the beginning of 2018, plaintiffs met the participation threshold, and over 99% of the cases will be dismissed with prejudice. A provision has been included in the financial statements for these matters.

Competition Matters

As part of its generic pharmaceuticals business, Teva has challenged a number of patents covering branded pharmaceuticals, some of which are among the most widely-prescribed and well-known drugs on the market. Many of Teva’s patent challenges have resulted in litigation relating to Teva’s attempts to market generic versions of such pharmaceuticals under the federal Hatch-Waxman Act. Some of this litigation has been resolved through settlement agreements in which Teva obtained a license to market a generic version of the drug, often years before the patents expire.

Teva and its subsidiaries have increasingly been named as defendants in cases that allege antitrust violations arising from such settlement agreements. The plaintiffs in these cases, which are usually direct and indirect purchasers of pharmaceutical products, and often assert claims on behalf of classes of all direct and indirect purchasers, typically allege that (1) Teva received something of value from the innovator in exchange for an agreement to delay generic entry, and (2) significant savings could have been realized if there had been no settlement agreement and generic competition had commenced earlier. These class action cases seek various forms of injunctive and monetary relief, including damages based on the difference between the brand price and what the generic price allegedly would have been and disgorgement of profits, which are automatically trebled under the relevant statutes, plus attorneys’ fees and costs. The alleged damages generally depend on the size of the branded market and the length of the alleged delay, and can be substantial – potentially measured in multiples of the annual brand sales – particularly where the alleged delays are lengthy or branded drugs with annual sales in the billions of dollars are involved.

Teva believes that its settlement agreements are lawful and serve to increase competition, and has defended them vigorously. In Teva’s experience to date, these cases have typically settled for a fraction of the high end of the damages sought, although there can be no assurance that such outcomes will continue.

In June 2013, the United States Supreme Court held, in Federal Trade Commission v. Actavis, Inc. (the “AndroGel case”), that a rule of reason test should be applied in analyzing whether such settlements potentially violate the federal antitrust laws. The Supreme Court held that a trial court must analyze each agreement in its entirety in order to determine whether it violates the antitrust laws. This new test has resulted in increased scrutiny of Teva’s patent settlements, additional action by the FTC and state and local authorities, and an increased risk of liability in Teva’s currently pending antitrust litigations.

In April 2006, certain subsidiaries of Teva were named in a class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania. The case alleges that the settlement agreements entered into between Cephalon, Inc., now a Teva subsidiary (“Cephalon”), and various generic pharmaceutical companies in late 2005 and early 2006 to resolve patent litigation involving certain finished modafinil products (marketed as PROVIGIL®) were unlawful because they had the effect of excluding generic competition. The case also alleges that Cephalon improperly asserted its PROVIGIL patent against the generic pharmaceutical companies. The first lawsuit was brought by King Drug Company of Florence, Inc. on behalf of itself and as a proposed class action on behalf of any other person or entity that purchased PROVIGIL directly from Cephalon (the “Direct Purchaser

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Class”). Similar allegations were made in other complaints, including those filed on behalf of a proposed class of end payers of PROVIGIL (the “End Payer Class”), by certain individual end payers, by certain retail chain pharmacies and by Apotex, Inc. (collectively, these cases are referred to as the “Philadelphia Modafinil Action”). Separately, Apotex challenged Cephalon’s PROVIGIL patent, and in October 2011, the Court found the patent to be invalid and unenforceable based on inequitable conduct. This decision was affirmed on appeal in April 2013. Teva has either settled or reached agreements in principle to settle with all of the plaintiffs in the Philadelphia Modafinil Action. However, one of the end payers, United Healthcare Services, took the position that it is not bound by the settlement that was agreed to on its behalf and brought a separate action in Minnesota federal court, which has been transferred to the U.S. District Court for the Eastern District of Pennsylvania, where Teva has also filed suit to enforce the settlement. The suit to enforce the settlement has been scheduled for trial beginning on April 23, 2018.

Additionally, Cephalon and Teva have reached a settlement with 48 state attorneys general, which was approved by the court on November 7, 2016. Certain other claimants, including the State of California, have given notices of potential claims related to these settlement agreements. Teva has produced documents in response to two subpoenas issued by the California Attorney General’s office as part of its ongoing investigation of generic competition to PROVIGIL.

In May 2015, Cephalon entered into a consent decree with the FTC under which the FTC dismissed its claims against Cephalon in the FTC Modafinil Action in exchange for payment of $1.2 billion (less set-offs for prior settlements) by Cephalon and Teva into a settlement fund. Under the consent decree, Teva also agreed to certain injunctive relief with respect to the types of settlement agreements Teva may enter into to resolve patent litigation in the United States for a period of ten years. The settlement fund does not cover any judgments or settlements outside the United States.

Following an investigation initiated by the European Commission in April 2011 regarding a modafinil patent settlement in Europe, the Commission issued a Statement of Objections in July 2017 against both Cephalon and Teva alleging that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil. Teva submitted its defense in writing and will also have the right to request an oral hearing before the Commission makes its final decision. The sales of modafinil in the European Economic Area during the last full year of the alleged infringement amounted to EUR 46.5 million.

In January 2009, the FTC and the State of California filed a complaint for injunctive relief in California federal court alleging that a September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”) relating to AndroGel® 1% (testosterone gel) violated the antitrust laws. Additional lawsuits alleging similar claims were later filed by private plaintiffs (including plaintiffs purporting to represent classes of similarly situated claimants as well as direct purchaser plaintiffs filing separately), and the various actions were consolidated in a multidistrict litigation in Georgia federal court. Discovery in these actions is now closed; the defendants filed various summary judgment motions on September 29, 2017, which plaintiffs opposed on December 12, 2017. Annual sales of AndroGel® 1% at the time of the settlement were approximately $350 million, and annual sales of the AndroGel franchise (AndroGel® 1% and AndroGel® 1.62%) were approximately $140 million and $1.05 billion, respectively, at the time Actavis launched its generic version of AndroGel® 1% in November 2015.

Teva subsidiaries Barr Laboratories, Inc. (“Barr”) and The Rugby Group (“Rugby”) were sued in actions in California, Kansas and Florida state courts by plaintiffs alleging that a January 1997 patent litigation settlement agreement between Barr, Rugby (then a subsidiary of Sanofi Aventis) and Bayer Corporation concerning the antibiotic ciprofloxacin was anticompetitive and violated state antitrust and consumer protection laws. In addition, Rugby is also named as a defendant in a Tennessee action. All of the litigation relating to such patent

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

litigation settlement agreement have either settled or are inactive. In the California case, the trial court granted defendants’ summary judgment motions, and in May 2015, the California Supreme Court reversed and remanded the case to the trial court for a rule of reason inquiry. On January 18, 2017, Barr agreed to settle with plaintiffs for $225 million and a provision has been included in the financial statements. On April 21, 2017, the court granted final approval of the settlement. Two class members who have objected to the settlement have filed an appeal of the court’s ruling granting final approval.

In December 2011, three groups of plaintiffs sued Wyeth and Teva for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving extended release venlafaxine (generic Effexor® XR) entered into in November 2005. The cases were filed by a purported class of direct purchasers, by a purported class of indirect purchasers and by certain chain pharmacies in the United States District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. In October 2014, the court granted Teva’s motion to dismiss in the direct purchaser cases, after which the parties agreed that the court’s reasoning applied equally to the indirect purchaser cases. Plaintiffs appealed, and on August 21, 2017, the Third Circuit reversed the district court’s decision and remanded for further proceedings. On November 20, 2017, Teva and Wyeth filed a petition for a writ of certiorari in the United States Supreme Court, which remains pending, and litigation has resumed before the district court. Annual sales of Effexor® XR were approximately $2.6 billion at the time of settlement and at the time generic versions were launched in July 2010.

In February 2012, two purported classes of direct-purchaser plaintiffs sued GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal®) entered into in February 2005. The plaintiffs claim that the settlement agreement unlawfully delayed generic entry and seek unspecified damages. In December 2012, the court dismissed the case. In January 2014, the court denied the direct purchaser plaintiffs’ motion for reconsideration and affirmed its original dismissal. In June 2015, the Third Circuit reversed and remanded for further proceedings. On February 19, 2016, Teva and GSK filed a petition for a writ of certiorari in the United States Supreme Court, which was denied on November 7, 2016. In the meantime, litigation resumed before the district court. Annual sales of Lamictal® were approximately $950 million at the time of the settlement, and approximately $2.3 billion at the time generic competition commenced in July 2008.

In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan® (extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005 to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct purchaser opt-out plaintiffs filed complaints with allegations nearly identical to those of the direct purchaser class. In October 2016, the District Attorney for Orange County, California, filed a similar complaint, which has since been amended, in California state court alleging violations of state law. Further proceedings in the California action have been stayed pending resolution of Defendants’ petition for writ of mandate or prohibition filed with the Court of Appeal, Fourth Appellate District, which seeks an order vacating the Superior Court’s denial of Defendants’ motion to strike all claims for restitution and civil penalties to the extent they are not limited to alleged activity in Orange County. Annual sales of Niaspan® were approximately $416 million at the time of the settlement and approximately $1.1 billion at the time generic competition commenced in September 2013.

In November 2013, a putative class action was filed in Pennsylvania federal court against Actavis, Inc. and certain of its affiliates, alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals Inc. relating to Lidoderm® (lidocaine transdermal patches) violated the antitrust laws. Additional lawsuits containing similar allegations followed on behalf of other classes of putative direct purchaser and end-payer plaintiffs, and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

the cases have been consolidated as a multidistrict litigation in federal court in California. Defendants moved to dismiss, and in November 2014, the court granted the motions in part but denied them with respect to the claims under Section 1 of the Sherman Act. Plaintiffs then filed amended consolidated complaints in December 2014, and additional complaints have followed from retailers acting in their individual capacities. On February 21, 2017, the court granted both the indirect purchaser plaintiffs’ and the direct purchaser plaintiffs’ motions for class certification. Discovery in these cases is now closed. In January 2018, we reached agreements in principle with the various plaintiff groups to settle the multidistrict litigation. The FTC has also filed suit to challenge the Lidoderm® settlement, initially bringing antitrust claims against Watson, Endo, and Allergan in Pennsylvania federal court in March 2016. The FTC voluntarily dismissed those claims in October 2016, but in January 2017, it re-filed the claims, along with a stipulated order for permanent injunction, to settle its claims against Endo, in the same California federal court in which the private multidistrict litigation referenced above, is pending. On February 3, 2017, the State of California filed a complaint against Allergan and Watson, and that complaint has also been assigned to the California court presiding over the multidistrict litigation. After the FTC dismissed its claims in Pennsylvania, but before it re-filed them in California, Watson and Allergan filed suit against the FTC in the same Pennsylvania federal court where the agency had initially brought its lawsuit, seeking a declaratory judgment that the FTC’s claims are not authorized by statute, or, in the alternative, that the FTC does not have statutory authority to pursue a disgorgement remedy. That declaratory judgment action remains pending, and on March 28, 2017, the court in California stayed the FTC’s claims against Allergan and Watson pending there, and on October 27, 2017, entered a stipulation staying the State of California’s claims against Allergan and Watson, pending the outcome of the declaratory judgment action in Pennsylvania. Annual sales of Lidoderm® at the time of the settlement were approximately $1.2 billion, and were approximately $1.4 billion at the time Actavis launched its generic version in September 2013.

Since November 2013, numerous lawsuits have been filed in various federal courts by purported classes of end payers for, and direct purchasers of, Aggrenox® (dipyridamole/aspirin tablets) against Boehringer Ingelheim (“BI”), the innovator, and several Teva subsidiaries. The lawsuits allege, among other things, that the settlement agreement between BI and Barr entered into in August 2008 violated the antitrust laws. A multidistrict litigation has been established in the U.S. District Court for the District of Connecticut. Teva and BI’s motion to dismiss was denied in March 2015. On April 11, 2017, the Orange County District Attorney filed a complaint for violations of California’s Unfair Competition Law based on the Aggrenox® patent litigation settlement. Annual sales of Aggrenox® were approximately $340 million at the time of the settlement and approximately $455 million at the time generic competition began in July 2015. Teva has settled with the putative class of direct purchasers. The settlement was approved by the Court on December 18, 2017. Teva has also settled with the opt out direct purchaser plaintiffs. On January 8, 2018, Teva reached an agreement to settle with the end payer class plaintiffs. That settlement has been filed for preliminary approval. A provision has been included in the financial statements for this matter.

Since January 2014, numerous lawsuits have been filed in the U.S. District Court for the Southern District of New York by purported classes of end payers for and direct purchasers of Actos® and Acto plus Met® (pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson. The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers (including Takeda’s December 2010 settlement agreement with Teva) violated the antitrust laws. The Court dismissed the end payer lawsuits against all defendants in September 2015. In October 2015, the end payers appealed that ruling, and on March 22, 2016, a stipulation was filed dismissing Teva and the other generic defendants from the appeal. On February 8, 2017, the Court of Appeals for the Second Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. The direct purchasers’ case had been stayed pending resolution of the appeal in the end payer matter, and the direct purchasers amended their complaint for a second time after the Second Circuit’s decision. Defendants had moved to dismiss the direct purchasers’ original complaint and supplemental briefing

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

on that motion based on the new allegations in the amended complaint was completed on June 29, 2017. At the time of the settlement, annual sales of Actos® were approximately $3.7 billion and annual sales of ACTO plus Met® were approximately $500 million. At the time generic competition commenced in August 2012, annual sales of Actos® were approximately $2.8 billion and annual sales of ACTO plus Met® were approximately $430 million.

In June 2014, two groups of end payers sued AstraZeneca and Teva, as well as Ranbaxy and Dr. Reddy’s, in the Philadelphia Court of Common Pleas for violating the antitrust laws by entering into settlement agreements to resolve the esomeprazole (generic Nexium®) patent litigation (the “Philadelphia Esomeprazole Actions”). These end payers had opted out of a class action that was filed in the Massachusetts federal court in September 2012 and resulted in a jury verdict in December 2014 in favor of AstraZeneca and Ranbaxy (the “Massachusetts Action”). Prior to the jury verdict, Teva settled with all plaintiffs in the Massachusetts Action for $24 million. The allegations in the Philadelphia Esomeprazole Actions are nearly identical to those in the Massachusetts Action. The Philadelphia Esomeprazole Actions were stayed pending resolution of the Massachusetts Action, which was on appeal to the First Circuit with respect to the claims against the non-settling defendants AstraZeneca and Ranbaxy. On November 21, 2016, the First Circuit affirmed the district court’s judgment in favor of AstraZeneca and Ranbaxy, and the plaintiffs’ petitions for rehearing and rehearing en banc were denied on January 10, 2017.

In September 2014, the FTC sued AbbVie Inc. and certain of its affiliates (“AbbVie”) and Teva in the U.S. District Court for the Eastern District of Pennsylvania alleging that they violated the antitrust laws when they entered into a settlement agreement to resolve the AndroGel® patent litigation and a supply agreement under which AbbVie would supply authorized generic product for TriCor® to Teva. The FTC alleges that Teva agreed to delay the entry of its generic testosterone gel product in exchange for entering into the TriCor supply agreement. In May 2015, the court granted Teva’s motion to dismiss the FTC’s claim as to Teva. The FTC’s motions for reconsideration and for entry of partial final judgment to permit an immediate appeal were denied, so the FTC cannot appeal the dismissal until its claims against AbbVie are resolved. The Court granted the FTC’s summary judgment motion that AbbVie’s patent infringement lawsuit against Teva in the AndroGel patent litigation was objectively baseless. The trial for the FTC’s case against AbbVie is scheduled to commence on February 7, 2018.

Since May 2015, two lawsuits have been filed in the U.S. District Court for the Southern District of New York by a purported class of direct purchasers of, and a purported class of end payers for, Namenda IR® (memantine hydrochloride) against Forest Laboratories, LLC (“Forest”) and Actavis PLC, the innovator, and several generic manufacturers, including Teva. Teva is only a defendant in the end payer case and defendants moved to dismiss the claims made by the end payers. The lawsuits allege, among other things, that the settlement agreements between Forest and the generic manufacturers (including Forest’s November 2009 settlement agreement with Teva) violated the antitrust laws. On September 13, 2016, the court denied defendants’ motions to dismiss, but stayed the cases with respect to the claims brought under state law, which are the only claims asserted against Teva. Annual sales of Namenda IR® at the time of the settlement were approximately $1.1 billion, and are currently approximately $1.4 billion.

On March 8, 2016 and April 11, 2016, certain Actavis subsidiaries in the United Kingdom, including Auden Mckenzie Holdings Limited, received notices from the U.K. Competition and Markets Authority (“CMA”) that it had launched formal investigations under Section 25 of the Competition Act of 1998 (“Competition Act”) into suspected breaches of competition law in connection with the supply of 10mg and 20mg hydrocortisone tablets. On December 16, 2016, the CMA issued a statement of objections (a provisional finding of infringement of the Competition Act) in respect of certain allegations against Actavis UK and Allergan, which was later reissued to include certain Auden Mckenzie entities. A response was submitted and an oral hearing was held. On

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

December 18, 2017, the CMA issued a Statement of Draft Penalty Calculation, although no final decision regarding infringement has yet been taken by the CMA. On March 3, 2017, the CMA issued a second statement of objection in respect of certain additional allegations (relating to the same products and covering part of the same time period as for the first statement of objections) against Actavis UK, Allergan, and a number of other companies, which was later reissued to include certain Auden Mckenzie entities. A response was submitted and an oral hearing was held. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, pursuant to which Teva will indemnify Accord for fines imposed by the CMA and/or damages awarded by a court on Actavis UK as a result of the investigations in respect of conduct prior to the closing date of the sale. In the event of any such fines or damages, Teva expects to assert claims, including claims for breach of warranty, against the sellers of Auden Mckenzie. The terms of the purchase agreement may preclude a full recovery by Teva. A liability for this matter has been recorded in purchase accounting related to the acquisition of Actavis Generics. A liability for this matter has been recorded in purchase accounting related to the acquisition of Actavis Generics. Further to our Master Purchase Agreement with Allergan whereby Teva agreed to indemnify Allergan for liabilities related to acquired assets, Teva agreed with Allergan to settle and release Teva’s indemnity claim and Allergan’s potential losses arising from the CMA in connection with this matter, pursuant to the agreement the parties entered into on January 31, 2018. See note 3.

In November 2016, three putative indirect purchaser class actions were filed in federal courts in Wisconsin, Massachusetts and Florida against Shire U.S., Inc. and Shire LLC (collectively, “Shire”) and Actavis, alleging that Shire’s 2013 patent litigation settlement with Actavis related to the ADHD drug Intuniv® (guanfacine) violated various state consumer protection and antitrust laws. On December 30, 2016 and January 11, 2017, two additional similar actions were filed, also in Massachusetts federal court, against Shire and Actavis or Teva (as successor to Actavis) by putative classes of direct purchaser plaintiffs. All five cases are now in Massachusetts federal court, and on March 10, 2017, both the indirect purchaser plaintiffs and the direct purchaser plaintiffs filed consolidated amended complaints. Annual sales of Intuniv® were approximately $335 million at the time of the settlement, and approximately $327 million at the time generic competition began in 2014.

Government Investigations and Litigation Relating to Pricing and Marketing

Teva is involved in government investigations and litigation arising from the marketing and promotion of its specialty pharmaceutical products in the United States. Many of these investigations originate through what are known as qui tam complaints, in which the government reviews a complaint filed under seal by a whistleblower (a “relator”) that alleges violations of the federal False Claims Act. The government considers whether to investigate the allegations and will, in many cases, issue subpoenas requesting documents and other information, including conducting witness interviews. The government must decide whether to intervene and pursue the claims as the plaintiff. Once a decision is made by the government, the complaint is unsealed. If the government decides not to intervene, then the relator may decide to pursue the lawsuit on his own without the active participation of the government.

A number of state attorneys general have filed various actions against Teva and/or certain of its subsidiaries, including certain Actavis subsidiaries, relating to reimbursements or drug price reporting under Medicaid or other programs. Such price reporting is alleged to have caused governments and others to pay inflated reimbursements for covered drugs. Teva and its subsidiaries have reached settlements in most of these cases, and remain parties to active litigation in Illinois. The Actavis subsidiaries remain parties to active litigation in Illinois and Utah. A provision for the cases has been included in the financial statements. Trial in the Illinois case against Teva concluded in the fourth quarter of 2013, and post-trial briefing was submitted. On June 28, 2017, after several years, the court issued a Memorandum Order After Trial finding liability against Teva, but reserved its decision on damages. The court is expected to order additional process on the issue of damages. The State of Illinois is seeking approximately $100 million in compensatory damages. Any such damages ultimately awarded by the court are subject to automatic trebling. In addition, the state is seeking unspecified statutory penalties that

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

could range, depending on the method used for calculation, from a de minimis amount to well over $100 million. Teva denies any liability and sought reconsideration of the court’s June 28, 2017 order, which was denied. Teva will continue to argue that any damages and penalties should be significantly less than the amount sought by the state. In August 2013, in the Mississippi case against Watson, the court ruled in favor of the state, awarding $12.4 million in compensatory damages and civil penalties. In March 2014, the court awarded the state an additional $17.9 million in punitive damages. A provision for these amounts has been included in the financial statements. Watson appealed both the original and the punitive damage awards. On January 11, 2018, the Mississippi Supreme Court affirmed the judgment in favor of the State of Mississippi and against Watson in all respects. In Utah, claims against Watson that were dismissed in their entirety by the trial court are now on appeal.

Several qui tam complaints have been unsealed in recent years as a result of government decisions not to participate in the cases. The following is a summary of certain government investigations, qui tam actions and related matters.

In December 2009, the U.S. District Court for the District of Massachusetts unsealed a complaint alleging that numerous drug manufacturers, including certain Teva subsidiaries (including Actavis), violated the federal False Claims Act in connection with Medicaid reimbursement for certain vitamins, dietary supplements and DESI (Drug Efficacy Study Implementation) products that were allegedly ineligible for reimbursement. The U.S. Department of Justice (“DOJ”) declined to join in the matter. The defendants, including Teva, filed a motion to dismiss, which was granted in February 2013. The plaintiffs’ deadline to appeal the dismissal has not yet expired.

In March 2013, a federal False Claims Act complaint filed against Cephalon in the U.S. District Court for the Southern District of New York was unsealed. The case was transferred to the Eastern District of Pennsylvania. The complaint alleges off-label promotion of TREANDA® and FENTORA®. The court granted Cephalon’s motion to dismiss the FENTORA claims and denied Cephalon’s motion to dismiss the TREANDA claims. In January 2014, a separate federal False Claims Act complaint that had been filed in the U.S. District Court for the Eastern District of Pennsylvania was served on Cephalon. The complaint alleges off-label promotion of FENTORA, NUVIGIL® and PROVIGIL. The court dismissed the FENTORA claims and denied Cephalon’s motion to dismiss the PROVIGIL and NUVIGIL claims. In August 2015, Cephalon submitted a motion to modify the court’s order denying its motion to dismiss the relators’ PROVIGIL claims. In February 2016, the court granted Cephalon’s motion for judgment on the pleadings as to PROVIGIL claims that allegedly occurred prior to February 28, 2008. The relators’ motion for reconsideration was denied without prejudice. Teva has settled both of these matters and a provision has been included in the financial statements in 2017.

In September 2013, the State of Louisiana filed a petition seeking penalties and unspecified damages against 54 pharmaceutical companies, including Teva and Actavis. The complaint alleges that the defendants defrauded the state by falsely representing that their products were FDA-approved drugs, which allegedly caused Louisiana’s state Medicaid program to pay millions of dollars in reimbursement claims for products that it would not otherwise have covered. The case was dismissed without prejudice in September 2015, with the court finding that the state was not a proper plaintiff. The state appealed, and on October 21, 2016 the state court of appeals affirmed the trial court’s ruling in part and reversed in part. The state and the defendants appealed to the Louisiana Supreme Court, which denied all parties’ appeals on March 13, 2017, and remanded the case to the trial court. On March 31, 2017 the trial court ordered all defendants to respond to the first amended petition on or before May 11, 2017. The defendants filed motions challenging the remaining claims and, on August 9, 2017, the trial court entered a judgment sustaining, in part, the defendants’ challenge. On October 3, 2017, in response to the state’s request for reconsideration, the court affirmed its decision and further limited the state’s sole remaining claim. The defendants filed a writ of certiorari with the state court of appeals on October 24, 2017, seeking reversal of the aspect of the trial court’s August 9, 2017 decision that did not dismiss all of the state’s remaining claims, which writ application remains pending.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

In January 2014, Teva received a civil investigative demand from the U.S. Attorney for the Southern District of New York seeking documents and information from January 1, 2006 related to sales, marketing and promotion of COPAXONE and AZILECT, focusing on educational and speaker programs. The demand states that the government is investigating possible civil violations of the federal False Claims Act. In March 2015, the docket in this matter and a False Claims Act civil qui tam complaint concerning this matter were unsealed by the court, which revealed that the U.S. Attorney had notified the court in November 2014 that it had declined to intervene in and proceed with the lawsuit. The qui tam relators, however, are moving forward with the lawsuit. In June 2015, Teva filed motions to dismiss the complaint. In February 2016, the court stayed its decision on the relators’ claims based on state and local laws, denied Teva’s motions to dismiss the False Claims Act claims, and instructed the relators to amend their complaint with additional information. In March 2016, the relators filed an amended complaint, which Teva answered in April 2016. The parties are currently engaged in discovery. Beginning in May 2014 various complaints have been filed with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties and states across the country. Actions currently pending against Teva and its affiliates have been brought by the states of Ohio, Mississippi, New Mexico and Oklahoma. Additional actions brought by various subdivisions and state agencies are pending in both State and Federal Court in the following jurisdictions: Alabama, Arkansas, California, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Mississippi, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, South Dakota, Tennessee, Texas, Washington, Wisconsin and West Virginia. The Federal cases have been consolidated into an MDL in the Northern District of Ohio. In addition to the complaints filed by states, state agencies, and other political subdivisions, private class action lawsuits have been filed in Arkansas, Massachusetts, Ohio and Pennsylvania. Four counties in West Virginia and one county in Florida have commenced an action against Anda, Inc. (and other distributor and manufacturer defendants) alleging that Anda, Inc. failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the diversion of such products to individuals who used them for other than legitimate medical purposes. The complaints, asserting claims under similar provisions of different state law, generally contend that the defendants allegedly engaged in improper marketing of opioids, including ACTIQ® and FENTORA and seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. None of the complaints specifies the exact amount of damages at issue. Teva and its affiliates that are defendants in the various lawsuits deny all allegations asserted in these complaints and have filed or will be filing motions to dismiss where possible. In addition, a number of State Attorneys General, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Teva is cooperating with these investigations, which are ongoing, and cannot predict at this time the outcome.

On June 21, 2016, Teva USA received a subpoena from the Antitrust Division of the DOJ seeking documents and other information relating to the marketing and pricing of certain of Teva USA’s generic products and communications with competitors about such products. Actavis received a similar subpoena in June 2015. On July 12, 2016, Teva USA received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Actavis has also received a similar subpoena from the Connecticut Attorney General. Teva and Actavis are cooperating fully with these subpoenas.

On December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law (specifically, section 1 of the Sherman Act) alleging price fixing of generic products in United States. An amended complaint was filed on March 1, 2017 adding twenty additional states to the named plaintiffs and adding supplemental state law claims. The states seek a finding that the defendants’ actions violated federal antitrust law, and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

governmental entities and consumers, civil penalties and costs. On August 3, 2017, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred this action to the generic drug multidistrict litigation pending in federal court in Pennsylvania, which is discussed in greater detail below. On July 17, 2017, a new complaint was filed in the District Court of Connecticut on behalf of four additional states – Arkansas, Missouri, New Mexico and West Virginia, as well as the District of Columbia. These plaintiffs were not previously party to the State Attorney General action that commenced in December 2016. This complaint, which the JPML has also transferred to the generic drug multidistrict litigation discussed below, makes the same factual allegations and claims that are at issue in the earlier State Attorneys General complaint. On October 31, 2017 the attorneys general of 45 states plus Puerto Rico and the District of Columbia filed a motion for leave to file an amended complaint in this action. The proposed amended complaint names Actavis as a defendant as well as Teva, and adds new allegations and claims to those appearing in the prior complaints. Defendants have opposed the motion.

Beginning on March 2, 2016, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of generic drug products, as well as several individual direct purchaser opt-out plaintiffs, including: doxycycline, pravastatin, clobetasol, desonide, fluocinonide, propranolol, glyburide, ursodial and baclofen. These complaints, which allege that the defendants engaged in conspiracies to fix, increase, maintain and/or stabilize the prices of the generic drug products named, have been brought against various defendants including, among others, Teva USA, Actavis Holdco U.S., Inc., Actavis Elizabeth and Pliva, Inc. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On April 6, 2017, the JPML entered an order transferring cases brought by classes of direct or indirect purchasers and alleging claims of generic price-fixing for coordination or consolidation with the multidistrict litigation currently pending in the Eastern District of Pennsylvania; the panel subsequently transferred further cases to that court, and the plaintiffs filed consolidated amended complaints on August 15, 2017. Defendants moved to dismiss certain of those consolidated amended complaints on October 6, 2017. Teva denies having engaged in any conduct that would give rise to liability with respect to the above-mentioned subpoenas and civil suits.

On March 21, 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Teva is cooperating fully in responding to the subpoena.

For several years, Teva had conducted a voluntary worldwide investigation into business practices that may have implications under the U.S. Foreign Corrupt Practices Act (“FCPA”), following the receipt, beginning in 2012, of subpoenas and informal document requests from the SEC and the DOJ with respect to compliance with the FCPA in certain countries. In December 2016, Teva reached a resolution with the SEC and DOJ to fully resolve these FCPA matters. The resolution, which relates to conduct in Russia, Mexico and Ukraine from 2007 to 2013, provides for penalties of approximately $519 million (reserved in the financial statements in the third quarter of 2016), which includes a fine, disgorgement and prejudgment interest; a three-year deferred prosecution agreement for Teva; a guilty plea by Teva’s Russian subsidiary to criminal charges of violations of the anti-bribery provisions of the FCPA; consent to entry of a final judgment against Teva settling civil claims of violations of the anti-bribery, internal controls and books and records provisions of the FCPA; and the retention of an independent compliance monitor for a period of three years. The SEC civil consent and DOJ deferred prosecution agreement have each obtained court approval.

Following the resolution, Teva has had requests for documents and information from various Russian government entities. In December 2016, Teva was informed by Israeli authorities that they had initiated an investigation into the conduct that was the subject of the FCPA investigation and which resulted in the above-mentioned resolution with the SEC and DOJ. On January 14, 2018, Teva and the Government of Israel entered into an arrangement for the Contingent Cessation of Proceedings pursuant to the Israeli Securities Law that ends

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

the investigation into such conduct against the Company and provides for a payment of 75 million New Israeli Shekels (approximately $22 million).

Shareholder Litigation

On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers. After those two lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut, the court appointed the Ontario Teachers’ Pension Plan Board as lead plaintiff. The lead plaintiff then filed a consolidated amended complaint purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and August 3, 2017. The consolidated complaint seeks unspecified damages, legal fees, interest, and costs, and it asserts that Teva and certain of its current and former officers and directors violated the federal securities laws and Israeli securities laws in connection with Teva’s alleged failure to disclose Teva’s participation in an alleged anticompetitive scheme to fix prices and allocate markets for generic drugs in the United States. On December 1, 2017, Teva and the current and former officer and director defendants filed motions to dismiss the consolidated amended complaint, with prejudice. Those motions are currently pending before the Court.

On July 17, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Ohio derivatively on behalf of the Teva Employee Stock Purchase Plan, and alternatively as a putative class action lawsuit on behalf of individuals who purchased Teva stock through that plan. That lawsuit seeks unspecified damages, legal fees, interest and costs. The complaint alleges that Teva failed to maintain adequate financial controls based on the facts underpinning Teva’s FCPA deferred prosecution agreement, and also based on allegations substantially similar to those in the putative class action securities lawsuit pending in U.S. District Court for the District of Connecticut, discussed above. On November 29, 2017, the Court granted Teva’s motion to transfer the litigation to the U.S. District Court for the District of Connecticut where the putative class action securities lawsuit is pending. On December 29, 2017, the parties jointly moved to stay the case pending resolution of the motions to dismiss filed in the consolidated putative securities class action described above.

On August 3, 2017, a securities lawsuit was filed in the U.S. District Court for the District of Connecticut by OZ ELS Master Fund, Ltd., OZ Special Funding, L.P, OZ Enhanced Master Fund, Ltd., Gordel Capital Limited, OZ Global Equity Opportunities Master Fund, Ltd., OZ Master Fund, Ltd., and OZ Global Special Investments Master Fund L.P. The complaint asserts that Teva and certain of its current and former officers violated the federal securities laws in connection with Teva’s alleged failure to disclose Teva’s participation in an alleged anticompetitive scheme to fix prices and allocate markets for generic drugs in the United States. On August 30, 2017, the court entered an order deferring all deadlines pending the resolution of the motions to dismiss filed in the consolidated putative securities class action described above.

On August 21, 2017, a putative class action securities lawsuit was filed by Elliot Grodko in the U.S. District Court for the Eastern District of Pennsylvania on behalf of purchasers of Teva’s securities between November 15, 2016 and August 2, 2017 seeking unspecified damages, legal fees, interest, and costs. The complaint alleged that Teva and certain of its current and former officers violated the federal securities laws and Israeli securities laws by making false and misleading statements in connection with Teva’s acquisition and integration of Actavis Generics. Teva’s motion to transfer the action to the District of Connecticut is currently pending before the Court.

On August 30, 2017, a putative securities class action was filed by Barry Baker in the U.S. District Court for the Eastern District of Pennsylvania on behalf of purchasers of Teva’s securities between November 15, 2016 and August 2, 2017 seeking unspecified damages, legal fees, interest, and costs. The complaint alleges that Teva

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

and certain officers violated the federal securities laws by making false and misleading statements in connection with Teva’s acquisition and integration of Actavis Generics. On November 1, 2017, the Court consolidated the Baker case with the Grodko case, discussed above. Teva’s motion to transfer the consolidated action to the District of Connecticut is currently pending before the Court.

Motions to approve derivative actions against certain past and present directors and officers have been filed in Israel with respect to alleged negligence and recklessness with respect to the acquisition of the Rimsa business and the acquisition of Actavis Generics. Motions to approve securities class actions against Teva and certain of its current and former directors and officers were filed in Israel with allegations regarding proper disclosure of the above-mentioned pricing investigation as well as lack of disclosure of negative developments in the generic sector and erosion of the prices of Teva’s products as were presented in the second quarter financial reporting of Teva. Other motions were filed in Israel to approve a derivative action, discovery and a class action related to alleged claims regarding Teva’s above-mentioned FCPA resolution with the SEC and DOJ.

Environmental Matters

Teva or its subsidiaries are party to a number of environmental proceedings, or have received claims, including under the federal Superfund law or other federal, provincial or state and local laws imposing liability for alleged noncompliance, or for the investigation and remediation of releases of hazardous substances and for natural resource damages. Many of these proceedings and claims seek to require the generators of hazardous wastes disposed of at a third party-owned site, or the party responsible for a release of hazardous substances that impacted a site, to investigate and cleanup the site or to pay or reimburse others for such activities, including for oversight by governmental authorities and any related damages to natural resources. Teva or its subsidiaries have received claims, or been made a party to these proceedings, along with others, as an alleged generator of wastes that were disposed of or treated at third-party waste disposal sites, or as a result of an alleged release from one of Teva’s facilities or former facilities.

Although liability among the responsible parties, under certain circumstances, may be joint and several, these proceedings are frequently resolved so that the allocation of cleanup and other costs among the parties reflects the relative contributions of the parties to the site conditions and takes into account other pertinent factors. Teva’s potential liability varies greatly at each of the sites; for some sites the costs of the investigation, cleanup and natural resource damages have not yet been determined, and for others Teva’s allocable share of liability has not been determined. At other sites, Teva has taken an active role in identifying those costs, to the extent they are identifiable and estimable, which do not include reductions for potential recoveries of cleanup costs from insurers, indemnitors, former site owners or operators or other potentially responsible parties. In addition, enforcement proceedings relating to alleged violations of federal, state, commonwealth or local requirements at some of Teva’s facilities may result, in the imposition of significant penalties (in amounts not expected to materially adversely affect Teva’s results of operations) and the recovery of certain costs and natural resource damages, and may require that corrective actions and enhanced compliance measures be implemented.

Other Matters

On February 1, 2018, former shareholders of Ception Therapeutics, Inc. a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege that Cephalon breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR® (reslizumab) for the treatment of eosinophilic esophagitis (EE). The plaintiffs claim damages of at least $200 million, an amount

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

they allege is equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million).

NOTE 14—EQUITY:

a.	Ordinary shares and ADSs

As of December 31, 2017, Teva had approximately 1.1 billion ordinary shares issued (same as December 31, 2016). Teva ordinary shares are traded on the Tel-Aviv Stock Exchange and on the New York Stock Exchange, in the form of American Depositary Shares (“ADSs”), each of which represents one ordinary share.

On December 8, 2015, the Company completed an offering of 54 million ADSs at $62.50 per share. The net proceeds from the offering of $3.3 billion, together with the net proceeds of $3.3 billion from the mandatory convertible preferred shares offering referred to below, were used to finance a portion of the cash consideration payable in connection with the Actavis Generics acquisition and related fees and expenses, to finance the Rimsa acquisition and for other general corporate purposes.

On January 6, 2016, Teva sold an additional 5.4 million ADSs, pursuant to the underwriters’ exercise in full of their overallotment option. As a result, Teva received an additional $329 million in net proceeds, for an aggregate of approximately $3.62 billion including the initial closing.

On August 2, 2016, Teva issued approximately 100.3 million Teva shares to Allergan in connection with the closing of the Actavis Generics acquisition.

b.	Mandatory convertible preferred shares

On December 8, 2015, Teva completed an offering of 3,375,000 of its 7% mandatory convertible preferred shares. The mandatory convertible preferred shares have no voting rights and rank senior to Teva’s ordinary shares with respect to dividends and distributions upon liquidation, winding-up or dissolution. Dividends on the mandatory convertible preferred shares are payable on a cumulative basis when, as and if declared by Teva’s board of directors at an annual rate of 7% on the liquidation preference of $1,000.00 per mandatory convertible preferred share. Declared dividends will be paid in cash on March 15, June 15, September 15 and December 15 of each year, through and including December 15, 2018.

Dividends accumulate from the most recent date as to which dividends have been paid or, if no dividends have been paid, from the first original issue date and, to the extent legally permitted and declared by the board of directors, such dividend will be paid in cash on each dividend payment date; provided that any undeclared or unpaid dividends will continue to accumulate. So long as any mandatory convertible preferred share remains outstanding, no dividend or distribution shall be declared or paid on Teva’s ordinary shares, ADSs or any other class or series of junior shares, and none of Teva’s ordinary shares, ADSs or any other class or series of junior shares shall be purchased, redeemed or otherwise acquired for consideration by Teva or any of Teva’s subsidiaries unless all accumulated and unpaid dividends for all preceding dividend periods have been declared and paid upon, or a sufficient sum of cash has been set apart for the payment of such dividends to all outstanding mandatory convertible preferred shares.

Each mandatory convertible preferred share will automatically convert on December 15, 2018 (the “mandatory conversion date”) into between 13.3 and 16.0 ADSs, subject to anti-dilution adjustments. At any time prior to the mandatory conversion date, other than during a fundamental change conversion period as

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

defined, holders of the mandatory convertible preferred shares may elect to convert each mandatory convertible preferred share into ADSs at the minimum conversion rate of 13.3 ADSs per mandatory convertible preferred share, subject to anti-dilution adjustments.

In addition, holders may elect to convert their mandatory convertible preferred shares during a specified period beginning on the fundamental change effective date, in which case such mandatory convertible preferred shares will be converted into ADSs at the fundamental change conversion rate and converting holders will also be entitled to receive a fundamental change dividend make-whole amount and any accumulated but unpaid dividends.

On January 6, 2016, Teva sold an additional 337,500 mandatory convertible preferred shares pursuant to the underwriters exercise in full of their overallotment option. As a result, Teva received an additional $329 million in net proceeds, for an aggregate of approximately $3.62 billion including the initial closing. These additional 337,500 mandatory convertible preferred shares accumulated dividends from December 8, 2015.

Share repurchase program

In December 2011, Teva’s Board of Directors authorized it to repurchase up to an aggregate amount of $3.0 billion of its ordinary shares/ADSs, of which $1.3 billion remained available for purchase. In October 2014, the Board of Directors authorized Teva to increase its share repurchase program by $1.7 billion to $3.0 billion, of which $2.1 billion remained available as of December 31, 2017. Teva did not repurchase any of its shares during 2017 and currently cannot do so due to its accumulated deficit. The repurchase program has no time limit. Repurchases may be commenced or suspended at any time, subject to applicable law.

The following table summarizes the shares repurchased and the amount Teva spent on these repurchases:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Amount spent on shares repurchased	$—	$—	$439

Number of shares repurchased	—	—	7.7

c.	Stock-based compensation plans:

Stock-based compensation plans are comprised of employee stock options, RSUs, PSUs, and other equity-based awards to employees, officers and directors. The purpose of the plans is to enable the Company to attract and retain qualified personnel and to motivate such persons by providing them with equity participation in the Company.

On June 29, 2010, the Teva 2010 Long-Term Equity-Based Incentive Plan was approved by Teva’s shareholders, under which 70 million equivalent share units, including options exercisable into ordinary shares, RSUs and PSUs, were approved for grant. The 2010 Plan expired on June 28, 2015 (except with respect to awards outstanding on that date), and no additional awards under the 2010 Plan may be made.

On September 3, 2015, the Teva 2015 Long-Term Equity-Based Incentive Plan was approved by Teva’s shareholders, under which 43.7 million equivalent share units, including options exercisable into ordinary shares, RSUs and PSUs, were approved for grant.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

On April 18, 2016, Teva’s shareholders approved an increase of an additional 33.3 million equivalent share units to the share reserve of Teva’s 2015 Long-Term Equity-Based Incentive Plan, so that 77 million equivalent share units, including options exercisable into ordinary shares, RSUs and PSUs, are approved for grant.

On July 13, 2017, Teva’s shareholders approved an increase of an additional 65 million equivalent share units to the share reserve of Teva’s 2015 Long-Term Equity-Based Incentive Plan, so that 142 million equivalent share units, including options exercisable into ordinary shares, RSUs and PSUs, are approved for grant.

As of December 31, 2017, 99.4 million equivalent share units remain available for future awards.

In the past, Teva had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards granted under such prior plans continue in accordance with the terms of the respective plans.

The vesting period of the outstanding options, RSUs and PSUs is generally from 1 to 4 years from the date of grant. The rights of the ordinary shares obtained from the exercise of options, RSUs or PSUs are identical to those of the other ordinary shares of the Company. The contractual term of these options is primarily for seven years in prior plans and ten years for options granted under the 2010 and 2015 plans described above.

Status of options

A summary of the status of the options as of December 31, 2017, 2016 and 2015, and changes during the years ended on those dates, is presented below (the number of options represents ordinary shares exercisable in respect thereof).

	Year ended December 31,
	2017		2016		2015
	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price
Balance outstanding at begining of year	32,789	$50.71	25,233	$49.69	26,733	$45.91
Changes during the year:
Granted	15,467	32.08	10,895	53.21	7,655	59.82
Exercised	(7)	17.44	(766)	44.24	(8,127)	46.88
Forfeited	(4,953)	47.92	(1,382)	54.09	(1,028)	48.96
Expired	(175)	59.81	(1,191)	52.79	—

Balance outstanding at end of year	43,121	44.32	32,789	50.71	25,233	49.69

Balance exercisable at end of year	19,129	47.94	14,468	46.06	11,299	44.67

The weighted average fair value of options granted during the years was generally estimated by using the Black-Scholes option-pricing model as follows:

	Year ended December 31,
	2017	2016	2015
Weighted average fair value	$5.7	$9.4	$10.9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The fair value of these options was estimated on the date of grant, based on the following weighted average assumptions:

	Year ended December 31,
	2017	2016	2015
Dividend yield	3.7%	2.6%	2.3%
Expected volatility	29%	25%	24%
Risk-free interest rate	2.1%	1.4%	1.8%
Expected term	5 years	5 years	5 years

The expected term was estimated based on the weighted average period for which the options granted are expected to be outstanding, taking into consideration the current vesting of options and the historical exercise patterns of existing options. The expected volatility assumption used is based on a blend of the historical and implied volatility of the Company’s stock. The risk-free interest rate used is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the options granted. The dividend yield assumption reflects the expected dividend yield based on historical dividends and expected dividend growth.

The following tables summarize information at December 31, 2017 regarding the number of ordinary shares issuable upon (1) outstanding options and (2) vested options:

(1) Number of ordinary shares issuable upon exercise of outstanding options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life	Aggregate intrinsic value (in millions)
	Number of shares	$	Years	$
Lower than $15.01	592	11.40	9.85	4.5
$15.01 - $25.00	1,462	16.97	9.70	2.9
$25.01 - $35.00	12,018	34.63	9.17	—
$35.01 - $45.00	7,281	40.49	4.63	—
$45.01 - $55.00	14,864	50.99	6.75	—
$55.01 - $65.00	6,891	59.42	7.29	—
$65.01 - $70.00	13	66.67	3.21	—

Total	43,121	44.32	7.30	7.4

(2) Number of ordinary shares issuable upon exercise of vested options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life	Aggregate intrinsic value (in millions)
	Number of shares	$	Years	$
$15.01- $25.00	11	17.33	5.23	*
$25.01- $35.00	1	25.76	5.94	—
$35.01- $45.00	7,054	40.54	4.53	—
$45.01- $55.00	8,944	49.68	5.82	—
$55.01- $65.00	3,105	59.82	7.21	—
$65.01- $70.00	14	66.67	3.21	—

Total	19,129	47.94	5.57	*

*	Represents an amount less than 0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value in the above tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $18.95 on December 31, 2017, less the weighted average exercise price in each range. This represents the potential amount receivable by the option holders had all option holders exercised their options as of such date. As of December 31, 2017, there was a limited amount of options exercisable that were in-the-money.

The total intrinsic value of options exercised during the years ended December 31, 2017 was a limited amount, based on the Company’s average stock price of $25.62.

The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $5 million and $120 million, respectively, based on the Company’s average stock price of $50.96 and $61.66 during the years then ended, respectively.

Status of non-vested RSUs

The fair value of RSUs and PSUs is estimated based on the market value of the Company’s stock on the date of award grant, less an estimate of dividends that will not accrue to RSU and PSU holders prior to vesting.

The following table summarizes information about the number of RSUs and PSUs issued and outstanding:

	Year ended December 31,
	2017		2016		2015
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Balance outstanding at beginning of year	4,636	$45.15	2,551	$51.43	2,466	$43.05
Granted	5,461	20.10	3,193	40.78	1,519	56.75
Vested	(1,884)	39.63	(830)	45.79	(1,112)	41.04
Forfeited	(745)	42.84	(278)	46.08	(322)	48.27

Balance outstanding at end of year	7,468	27.95	4,636	45.15	2,551	51.43

The Company expenses compensation costs based on the grant-date fair value. For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation costs as follows:

	Year ended December 31,
	2017	2016	2015
	(U.S. $ in millions)
Employee stock options	$64	$56	$62
RSUs and PSUs	69	66	55

Total stock-based compensation expense	133	122	117
Tax effect on stock-based compensation expense	24	26	19

Net effect	$109	$96	$98

The total unrecognized compensation cost before tax on employee stock options and RSU/PSUs amounted to $126 million and $148 million, respectively, at December 31, 2017, and is expected to be recognized over a weighted average period of approximately 1.6 years.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

d.	Dividends:

Commencing in April 2015, dividends on Teva’s ordinary shares were declared in U.S. dollars. Dividends paid per share in the years ended December 31, 2017, 2016 and 2015 were $0.85, $1.36 and $1.36, respectively.

In addition, dividends paid on our mandatory convertible preferred shares per share in the years ended December 31, 2017 and 2016 were $70 and $71.56, respectively.

In December 2017, Teva announced an immediate suspension of dividends on its ordinary shares and ADSs and that dividends on the company mandatory convertible preferred shares will be evaluated on a quarterly basis per current practice.

Teva suspended dividends on its mandatory convertible preferred shares in the fourth quarter of 2017, due to its accumulated deficit.

e.	Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive loss attributable to Teva are presented in the table below:

	Net Unrealized Gains/(Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/credits	Total
Balance, January 1, 2015	(1,283)	(7)	40	(93)	(1,343)
Other comprehensive income/(loss) before reclassifications	(1,131)	(413)	137	33	(1,374)
Amounts reclassified to the statements of income	24	737	(2)	4	763

Net other comprehensive income/(loss) before tax	(1,107)	324	135	37	(611)
Corresponding income tax	6	(5)	—	(2)	(1)

Net other comprehensive income/(loss) after tax*	(1,101)	319	135	35	(612)

Balance, December 31, 2015	(2,384)	312	175	(58)	(1,955)

Other comprehensive income/(loss) before reclassifications	(355)	(456)	(491)	(26)	(1,328)
Amounts reclassified to the statements of income	3	140	14	(6)	151

Net other comprehensive income/(loss) before tax	(352)	(316)	(477)	(32)	(1,177)
Corresponding income tax	(33)	(3)	—	9	(27)

Net other comprehensive income/(loss) after tax*	(385)	(319)	(477)	(23)	(1,204)

Balance, December 31, 2016	(2,769)	(7)	(302)	(81)	(3,159)

Other comprehensive income/(loss) before reclassifications	1,075	64	(167)	(3)	969
Amounts reclassified to the statements of income	378	(66)	27	(5)	334

Net other comprehensive income/(loss) before tax	1,453	(2)	(140)	(8)	1,303
Corresponding income tax	—	5	—	(2)	3

Net other comprehensive income/(loss) after tax*	1,453	3	(140)	(10)	1,306

Balance, December 31, 2017	(1,316)	(4)	(442)	(91)	(1,853)

*	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $63 million loss in 2017, $60 million loss in 2016 and $1 million loss in 2015.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

NOTE 15—INCOME TAXES:

a.	Income before income taxes:

	Year ended December 31,
	2017	2016	2015
	(U.S. $ in millions)
Parent Company and its Israeli subsidiaries	$1,451	$1,516	$1,932
Non-Israeli subsidiaries	(19,830)	(692)	420

	$(18,379)	$824	$2,352

b.	Income taxes:

	Year ended December 31,
	2017	2016	2015
	(U.S. $ in millions)
In Israel	$96	$209	$149
Outside Israel	(2,029)	312	485

	$(1,933)	$521	$634

Current	$373	$481	$298
Deferred	(2,306)	40	336

	$(1,933)	$521	$634

	Year ended December 31,
	2017	2016	2015
	(U.S. $ in millions)
Income (loss) before income taxes	$(18,379)	$824	$2,352
Statutory tax rate in Israel	24.0%	25.0%	26.5%

Theoretical provision for income taxes	$(4,411)	$206	$623
Increase (decrease) in effective tax rate due to:
The Parent Company and its Israeli subsidiaries—
Mainly tax benefits arising from reduced tax rates under benefit programs	(253)	(212)	(337)
Non-Israeli subsidiaries, including impairments (*)	3,817	546	447
U.S. Tax Cuts and Jobs Act effect	(1,061)
Increase (decrease) in other uncertain tax positions—net	(25)	(19)	(99)

Effective consolidated income taxes	$(1,933)	$521	$634

*	Income before income taxes includes goodwill impairment in non-Israeli subsidiaries that did not have a corresponding tax effect.

The effective tax rate is the result of a variety of factors, including the geographic mix and type of products sold during the year, different effective tax rates applicable to non-Israeli subsidiaries that have tax rates above

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Teva’s average tax rates, the impact of impairment, restructuring and legal settlement charges and adjustments to valuation allowances on deferred tax assets on such subsidiaries.

c.	Deferred income taxes:

	December 31,
	2017	2016
	(U.S. $ in millions)
Long-term deferred tax assets (liabilities)—net:
Inventory related(*)	$40	$46
Sales reserves and allowances	201	311
Provision for legal settlements	171	232
Intangible assets (**)	(3,132)	(5,569)
Carryforward losses and deductions and credits (***)	1,485	1,922
Property, plant and equipment	(231)	(312)
Provisions for employee related obligations	142	108
Other	125	163

	(1,199)	(3,099)
Valuation allowance—in respect of carryforward losses and deductions that may not be utilized (**)	(1,504)	(1,689)

	$(2,703)	$(4,788)

*	Following the implementation of ASU 2016-16, the 2016 deferred taxes associated with the intra-entity transfers of inventory have been reclassified and presented under Prepaid expenses.
**	The decrease in deferred tax liability is mainly due to impairment, amortization and changes in statutory tax rate following the enactment of Tax Cuts and Jobs Act.
***	The amounts are shown after reduction for unrecognized tax benefits of $26 million and $23 million as of December 31, 2017 and 2016, respectively.

This amount represents the tax effect of gross carryforward losses and deductions with the following expirations: 2018-2020—$277 million; 2021-2027—$465 million; 2028 and thereafter—$167 million. The remaining balance—$602 million—can be utilized with no expiration date.

The deferred income taxes are reflected in the balance sheets among:

	December 31,
	2017	2016
	(U.S. $ in millions)
Long-term assets—deferred income taxes	574	625
Long-term liabilities—deferred income taxes	(3,277)	(5,413)

	$(2,703)	$(4,788)

Balances are presented under long term deferred taxes, due to the implementation of ASU 2015-17. The 2016 deferred taxes associated with intra-entity transfers of inventory have been reclassified and presented under prepaid expenses.

Deferred taxes have not been provided for tax-exempt profits earned by the Company from Approved Enterprises through December 31, 2013 (except to the extent released due to payments made in 2013 under

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Amendment 69 of the Investment Law, as described below), as the Company intends to permanently reinvest these profits and does not currently foresee a need to distribute dividends out of these earnings. For the same reason, deferred taxes have not been provided for distributions of income from the Company’s foreign subsidiaries. See note 15f.

d.	Uncertain tax positions:

The following table summarizes the activity of Teva’s gross unrecognized tax benefits:

	Year ended December 31,
	2017	2016	2015
	(U.S. $ in millions)
Balance at the beginning of the year	$734	$648	$713
Increase (decrease) related to prior year tax positions, net	56	23	(6)
Increase related to current year tax positions	26	71	43
Decrease related to settlements with tax authorities and lapse of applicable statutes of limitations	(56)	(103)	(99)
Liabilities assumed in acquisitions	273	101	—
Other	1	(6)	(3)

Balance at the end of the year	$1,034	$734	$648

Uncertain tax positions, mainly of a long-term nature, included accrued potential penalties and interest of $112 million, $83 million and $101 million as of December 31, 2017, 2016 and 2015, respectively. The total amount of interest and penalties reflected in the consolidated statements of income was a net increase of $29 million for the year ended December 31, 2017, a net decrease of $18 million for the year ended December 31, 2016 and a net increase of $14 million for the year ended December 31, 2015. Substantially all the above uncertain tax benefits, if recognized, would reduce Teva’s annual effective tax rate. Teva does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.

e.	Tax assessments:

Teva files income tax returns in various jurisdictions with varying statutes of limitations. The Parent Company and its subsidiaries in Israel have received final tax assessments through tax year 2007.

In 2013, Teva settled the 2005-2007 income tax assessment with the Israeli tax authorities, paying $213 million. No further taxes are due in relation to these years. Certain guidelines which were set pursuant to the agreement reached in relation to the 2005-2007 assessment have been implemented in the audit of tax years 2008-2011, and are reflected in the provisions.

The Israeli tax authorities issued tax assessment decrees for 2008-2012, challenging the Company’s positions on several issues. Teva has protested the 2008-2012 decrees. The Company believes it has adequately provided for these items and that any adverse results would have an immaterial impact on Teva’s financial statements.

The Company’s subsidiaries in North America and Europe have received final tax assessments mainly through tax year 2008.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

f.	Basis of taxation:

The Company and its subsidiaries are subject to tax in many jurisdictions, and a certain degree of estimation is required in recording the assets and liabilities related to income taxes. The Company believes that its accruals for tax liabilities are adequate for all open years. The Company considers various factors in making these assessments, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these assessments can involve a series of complex judgments regarding future events.

Incentives Applicable until 2013

Under the incentives regime applicable to the Company until 2013, industrial projects of Teva and certain of its Israeli subsidiaries were eligible for “Approved Enterprise” status.

Most of the projects in Israel have been granted Approved Enterprise status under the “alternative” tax benefit track which offered tax exemption on undistributed income for a period of two to ten years, depending on the location of the enterprise. Upon distribution of such exempt income, the distributing company is subject to corporate tax at the rate ordinarily applicable to the Approved Enterprise’s income.

Amendment 69 to the Investment Law

Pursuant to Amendment 69 to the Investment Law (“Amendment 69”), a company that elected by November 11, 2013 to pay a corporate tax rate as set forth in that amendment (rather than the tax rate applicable to Approved Enterprise income) with respect to undistributed exempt income accumulated by the company up until December 31, 2011 is entitled to distribute a dividend from such income without being required to pay additional corporate tax with respect to such dividend. A company that has so elected must make certain qualified investments in Israel over the five-year period commencing in 2013. Teva invested the entire required amount in 2013.

During 2013, Teva applied the provisions of Amendment 69 to certain exempt profits Teva accrued prior to 2012. Consequently, Teva paid $577 million in corporate tax on exempt income of $9.4 billion. Part of this income was distributed as dividends during 2013-2017, while the remainder is available to be distributed as dividends in future years with no additional corporate tax liability.

Incentives Applicable starting 2014: The Incentives Regime—Amendment 68 to the Investment Law

Under Amendment 68 to the Investment Law, which Teva started applying in 2014, upon an irrevocable election made by a company, a uniform corporate tax rate will apply to all qualifying industrial income of such company (“Preferred Enterprise”), as opposed to the previous law’s incentives, which were limited to income from Approved Enterprises during the benefits period. Under the law, when the election is made, the uniform tax rate for 2014 until 2016 was 9% in areas in Israel designated as Development Zone A and 16% elsewhere in Israel. The uniform tax rate for Development Zone A, as of January 1, 2017, is 7.5% (as part of changes enacted in Amendment 73, as described below). The profits of these “Preferred Enterprise” will be freely distributable as dividends, subject to a 20% or lower withholding tax, under an applicable tax treaty. Certain “Special Preferred Enterprises” that meet more stringent criteria (significant investment, R&D or employment thresholds) will enjoy further reduced tax rates of 5% in Zone A and 8% elsewhere. In order to be classified as a “Special Preferred Enterprises,” the approval of three governmental authorities in Israel is required.

The New Technological Enterprise Incentives Regime—Amendment 73 to the Investment Law

Starting 2017, part of the Company taxable income in Israel is entitled to a preferred 6% tax rate under Amendment 73 to the Investment Law.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The new incentives regime applies to “Preferred Technological Enterprises” that meet certain conditions, including, inter alia:

1.	Investment of at least 7% of income, or at least NIS 75 million (approximately $19 million) in R&D activities; and

2.	One of the following:

a.	At least 20% of the workforce (or at least 200 employees) are employed in R&D;

b.	A venture capital investment approximately equivalent to at least $2 million was previously made in the company; or

c.	Growth in sales or workforce by an average of 25% over the three years preceding the tax year.

A “Special Preferred Technological Enterprise” is an enterprise that meets, inter alia conditions 1 and 2 above, and in addition has total annual consolidated revenues above NIS 10 billion (approximately $2.5 billion).

Preferred Technological Enterprises are subject to a corporate tax rate of 7.5% on their income derived from intellectual property in areas in Israel designated as zona A and 12% elsewhere, while Special Preferred Technological Enterprises are subject to 6% on such income. The withholding tax on dividends from these enterprises is 4% to foreign companies (or a lower rate under a tax treaty, if applicable).

Income not eligible for Preferred Enterprise benefits is taxed at the regular corporate tax rate, which was 24% in 2017. Starting January 2018, the regular corporate tax rate in Israel was reduced to 23%.

The Parent Company and its Israeli subsidiaries elected to compute their taxable income in accordance with Income Tax Regulations (Rules for Accounting for Foreign Investors Companies and Certain Partnerships and Setting their Taxable Income), 1986. Accordingly, the taxable income or loss is calculated in U.S. dollars. Applying these regulations reduces the effect of U.S. dollar – NIS exchange rate on the Company’s Israeli taxable income.

Non-Israeli subsidiaries are taxed according to the tax laws in their respective country of residence. Certain manufacturing subsidiaries operate in several jurisdictions outside Israel, some of which benefit from tax incentives such as reduced tax rates, investment tax credits and accelerated deductions.

U.S. Tax reform

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time deemed repatriation tax for which provisional amounts have been recorded.

The Company re-measured certain of its U.S. deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The estimated tax benefit recorded related to the re-measurement of the deferred tax balance was $1.2 billion.

The one-time deemed repatriation tax is based on the post-1986 earnings and profits for which the Company has previously deferred from U.S. income taxes and is payable over 8 years. The Company recorded a provisional amount for its one-time deemed repatriation tax liability of Teva U.S. related to its foreign subsidiaries, resulting in an increase in income tax expense of $112 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The aforesaid provisional amounts are based on the Company’s initial analysis of the Act as of December 31, 2017. Given the significant complexity of the Act, anticipated guidance from the U.S. Treasury about implementing the Act, the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Act, as well as additional analysis and revisions to be conducted by the Company, these estimates may be adjusted during 2018.

NOTE 16—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

a.	Foreign exchange risk management:

In 2017, approximately 44% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.

The Company enters into forward exchange contracts, purchases and writes options in order to hedge the currency exposure on balance sheet items. In addition, the Company takes measures to reduce exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the companies in the Group. The currency hedged items are usually denominated in the following main currencies: the new Israeli shekel (NIS), the euro (EUR), the Swiss franc (CHF), the Japanese yen (JPY), the British pound (GBP), Canadian dollar (CAD), the Polish zloty (PLN), the Russian ruble (RUB), other European currencies, the Mexican peso (MXN) and other Latin American currencies.

Depending on market conditions, foreign currency risk also is managed through the use of foreign currency debt.

The Company may hedge against possible fluctuations in foreign subsidiaries’ net assets (“net investment hedge”). In these cases, the Company may use cross currency swaps and forward contracts.

The counterparties to the derivatives are comprised mainly of major banks and the Company is monitoring the associated inherent credit risks. The Company does not enter into derivative transactions for trading purposes.

b.	Interest risk management:

The Company raises capital through various debt instruments, including straight notes that bear a fixed or variable interest rate, bank loans, securitizations and convertible debentures. In some cases, the Company has swapped from a fixed to a floating interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations.

c.	Derivative instrument disclosure:

The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	December 31,
	2017	2016
	(U.S. $ in millions)
Cross-currency swap—cash flow hedge	$588	$588
Interest rate swap—fair value hedge	500	500
Cross-currency swap—net investment hedge	1,000	—

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the classification and fair values of derivative instruments:

Fair value
Designated as hedging instruments				Not designated as hedging instruments
December 31, 2017		December 31, 2016		December 31, 2017	December 31, 2016
Reported under				(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts $		$		$17	$10
Other non-current assets:
Cross-currency swaps—cash flow hedge	25		88		—
Liability derivatives:
Other current liabilities:
Option and forward contracts				(15)	(17)
Other taxes and long-term liabilities:
Cross currency swaps—net investment hedge	(96)
Senior notes and loans:
Interest rate swaps—fair value hedge	(2)		(2)		—

Teva uses foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, Teva recognized a loss of $82 million, a loss of $7 million and a gain of $26 million under financial expenses—net for the years ended December 31, 2017, 2016 and 2015 respectively. Such losses and gains offset the revaluation of the balance sheet items also recorded under financial expenses—net.

With respect to the interest rate and cross-currency swap agreements, Teva recognized gains of $6 million, $15 million and $27 million under financial expenses—net for the years ended December 31, 2017, 2016 and 2015, respectively. Such gains mainly reflect the differences between the fixed interest rate and the floating interest rate.

Commencing in the third quarter of 2015, Teva entered into forward starting interest rate swap and treasury lock agreements designated as cash flow hedges of the U.S. dollar debt issuance in July 2016, with respect to $3.75 billion and $1.5 billion notional amounts, respectively. These agreements hedged the variability in anticipated future interest payments due to possible changes in the benchmark interest rate between the date the agreements were entered into and the actual date of the U.S. dollar debt issuance in July 2016 (in connection with the closing of the Actavis Generics acquisition). See note 11.

Certain of the forward starting interest rate swaps and treasury lock agreements matured during the first half of 2016. In July 2016, in connection with the debt issuances, Teva terminated the remaining forward starting interest rate swaps and treasury lock agreements. The termination of these transactions resulted in a loss position of $493 million, of which $242 million were settled on October 7, 2016 and the remaining amount was settled in January 2017. The change in fair value of these instruments recorded in other comprehensive income (loss) will be amortized under financial expenses-net over the life of the debt. Such losses mainly reflect the changes in the benchmark interest rate between the date the agreements were entered into and the actual date of the U.S. debt issuance in July 2016.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

With respect to the forward starting interest rate swaps and treasury lock agreements, losses of $27 million and $12 million were recognized under financial expenses-net for the years ended December 31, 2017 and 2016 respectively

In the third quarter of 2016, Teva terminated interest rate swap agreements designated as fair value hedge relating to its 2.95% senior notes due 2022 with respect to $844 million notional amount and its 3.65% senior notes due 2021 with respect to $450 million notional amount. Settlement of these transactions resulted in a gain position of $41 million. The fair value hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses-net over the life of the debt.

With respect to the interest rate swap agreements, gains of $7 million and $2 million were recognized under financial expenses-net for the years ended December 31, 2017 and 2016 respectively.

In the fourth quarter of 2016, Teva entered into interest rate swap agreement designated as fair value hedge relating to its 2.8% senior notes due 2023 with respect to $500 million notional amount of outstanding debt.

In each of the first and second quarters of 2017, Teva entered into a cross currency swap agreement with a notional amount of $500 million maturing in 2020. These cross currency swaps were designated as a net investment hedge of Teva’s foreign subsidiaries euro denominated net assets, in order to reduce the risk of adverse exchange rate fluctuations.

With respect to these cross currency swap agreements, Teva recognized gains of $13 million under financial expenses-net for the year ended December 31, 2017.

d.	Securitization:

In April 2011, Teva established a trade receivables securitization program to sell trade receivables to BNP Paribas Bank (“BNP”). Under the program Teva (on a consolidated basis) receives, as purchase price for the receivables sold by it, an initial cash purchase price and the right to receive a deferred purchase price (“DPP”).

On an individual seller basis, each Teva subsidiary sells receivables to BNP for an amount equal to their nominal amount. BNP then immediately on-sells such receivables to a bankruptcy-remote special-purpose entity (“SPE”), for an amount equal to the nominal amount of such trade receivables. The SPE then on-sells such receivables to a conduit sponsored by BNP (“the conduit”) for an initial cash purchase price (equal to the nominal amount of such receivables less a discount) and the right to receive a deferred purchase price.

The SPE is a VIE for which Teva is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from Teva subsidiaries and the subsequent transfer of such receivables to the conduit.

Although the SPE is included in Teva’s consolidated financial statements, it is a separate legal entity with separate creditors. The conduit and other designated creditors of the SPE are entitled, both before and upon the SPE’s liquidation, to be paid out of the SPE’s assets prior to the DPP payable to Teva. The assets of the SPE are not available to pay creditors of Teva or its subsidiaries.

This program expires on August 23, 2018 but can be renewed with consent from the parties to the program up to August 31, 2021 or any other date agreed between the parties.

Once sold to BNP, the relevant Teva subsidiary as seller has no retained interests in the receivables sold and they are unavailable to the relevant seller should the relevant seller become insolvent. The conduit has all the rights in the securitized trade receivables, including the right to pledge or dispose of such receivables. Consequently, receivables sold under this agreement are de-recognized from Teva’s consolidated balance sheets.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The portion of the purchase price for the receivables which is not paid in cash by the conduit is a DPP asset. The conduit pays the SPE the DPP from collections received by the conduit from the securitized trade receivables (after paying senior costs and expenses, including the conduit’s debt service obligations), which the SPE then pays to Teva. The DPP asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The DPP asset is included in other current assets on Teva’s Consolidated Balance Sheet.

Teva has collection and administrative responsibilities for the sold receivables. The fair value of these servicing arrangements as well as the fees earned was immaterial.

The proceeds from these sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. In August 2016, the FASB issued guidance on statements of cash flows (see note 1b). In connection with beneficial interest in the securitization program, early adoption of the new guidance would have resulted in a reclassification of approximately $1.3 billion from net cash provided by operating activities to investment activities for the year ended December 31, 2017. The Company expects this amount to increase going forward based on expected changes in DPP terms and the volume of the securitization program.

DPP asset as of December 31, 2017 and 2016 was $261 million and $220 million, respectively.

As of December 31, 2017 and 2016, the balance of Teva’s securitized assets sold were $799 million and $621 million, respectively.

The following table summarizes the sold receivables outstanding balance net of DPP asset under the outstanding securitization program:

	As of and for the year ended December 31,
	2017	2016
	(U.S. $ in millions)
Sold receivables at the beginning of the year	$621	$445
Proceeds from sale of receivables	4,944	3,784
Cash collections (remitted to the owner of the receivables)	(4,863)	(3,660)
Effect of currency exchange rate changes	97	52

Sold receivables at the end of the year	$799	$621

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

NOTE 17—FINANCIAL EXPENSES—NET:

	Year ended December, 31
	2017	2016	2015
	(U.S. $ in millions)
Venezuela devaluation (1)	$42	$746	$—
Interest expenses and other bank charges	875	546	270
Income from investments	(84)	(51)	(34)
Foreign exchange (gains) losses—net	65	(49)	(9)
Other, net (2)	(3)	2	142
Other-than-temporary impairment (3)	—	136	631

Total finance expense—net	$895	$1,330	$1,000

(1)	For further information regarding the Venezuela devaluation, refer to note 1a.
(2)	Expenses in 2015 were comprised mainly of expenses relating to the debt tender offer and the termination of related swap agreements.
(3)	Other-than-temporary impairment in 2015 relates mainly to the Company holdings in Mylan shares.

NOTE 18—OTHER EXPENSES:

a.	Other assets impairments, restructuring and other items:

Other assets impairments, restructuring and other items consisted of the following:

	Year ended December 31,
	2017	2016	2015
	(U.S. $ in millions)
Impairment of long-lived assets (see notes 6 and 8) (1)	$3,782	$746	$361
Contingent consideration (see note 3)	154	83	399
Acquisition, integration and related costs	105	261	221
Restructuring	535	245	183
Venezuela deconsolidation charge (2)	396	—	—
Other	102	84	12

Total	$5,074	$1,419	$1,176

(1)	Including impairments related to exit and disposal activities
(2)	Refer to note 1.

Impairments

In determining the estimated fair value of the long-lived assets, Teva utilized a discounted cash flow model. The key assumptions within the model related to forecasting future revenue and operating income, an appropriate weighted average cost of capital, and an appropriate terminal value based on the nature of the long-lived asset. The Company’s updated forecasts of net cash flows for the impaired assets reflect, among other things, the following: (i) for research and development in-process assets, the impact of changes to the development programs, the projected development and regulatory timeframes and the risks associated with these assets; and (ii) for product rights, pricing and volume projections as well as patent life and any significant changes to the competitive environment.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

As a result of Teva’s plant rationalization acceleration, following the two year restructuring plan that was announced on December 14, 2017, to the extent the Company will change its plans on any given asset and/or the assumptions underlying such plan, there could be additional impairments in the future.

In 2017 we recorded expenses of $5.1 billion for impairments, restructuring and others, compared to $1.4 billion of such expenses in 2016. The expenses in 2017 consisted of:

Impairments of long-lived assets in 2017 were $3.8 billion, comprised of:

(a)	Identifiable IPR&D of $1.6 billion, primarily comprised of: (i) $838 million related to revaluation of generics products acquired from Actavis due to development progress, changes in other key valuation indications (market size, legal landscape or launch date); (ii) $390 million related to discontinued Actavis Generics products; (iii) $153 million related to discontinued Rimsa projects; and (iv) $188 million related to discontinued specialty products in the United States primarily LAMA/LABA from Microdose, in addition to reduction in value of reziluzamab following the results of the recent phase 3 clinical trial;

(b)	Identifiable product rights of $1.6 billion, primarily comprised of: (i) $583 million related to revaluation of Actavis Generics product rights in the United States (ii) $523 million related to Teva Takeda product and marketing rights for certain products; (iii) $390 million related to Actavis Generics product rights in Europe and ROW; and (iv) $47 million related to termination of VANTRELLA product rights in the United States.

Impairments of identifiable intangible assets were $589 million and $265 million in 2016 and 2015, respectively.

(c)	Impairments of property, plant and equipment were $544 million comprised mainly of:

(1)	$382 million related to restructuring costs, mainly comprising:

I.	$156 million related to the planned closure of Teva’s facilities in Jerusalem, Israel;

II.	$144 million primarily related to plant and R&D rationalizations in Puerto Rico, New Jersey and Canada; and

III.	$69 million related to discontinued manufacturing activities at the Godollo, Hungary site during 2017, following company’s decision in the second quarter of 2017 to divest or close this facility. Teva previously recorded an impairment of $80 million for this facility in the fourth quarter of 2016.

(2)	Other impairment costs, mainly:

I.	$62 million related to site closures in Japan; and

II.	$42 million related to the sale of company’s Ra’anana, Israel site.

Property, plant and equipment impairment was $149 million and $96 million in 2016 and 2015, respectively.

Following an FDA audit of Teva’s active pharmaceutical ingredient (“API”) production facility in China in September 2016, Teva received a warning letter from the FDA in April 2017. Teva has undertaken corrective actions to address both the specific concerns raised by investigators as well as the underlying causes of those concerns and resumed shipments from this facility in May 2017. Teva has requested that the FDA conduct a follow-up inspection to close the warning letter.

Contingent consideration

In 2017, Teva recorded $154 million of contingent consideration expenses, compared to $83 million in 2016. The expenses in 2017 consisted mainly of $178 million related to BENDEKA in connection with royalty accruals, $40 million related to re-evaluation of a Labrys project, partially offset by a $89 million reversal of contingent consideration related to a cancelled LAMA/LABA (MicroDose) project.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Acquisition, integration and related costs

In 2017, Teva recorded $105 million of acquisition and integration expenses, compared to $261 million in 2016. The expenses in 2017 mainly consisted of expenses related to the acquisition and integration of Actavis Generics.

Restructuring

In 2017, Teva recorded $535 million of restructuring expenses, compared to $245 million in 2016. The expenses in 2017 were primarily related to Teva network restructuring plan, which seeks to further optimize and consolidate its manufacturing footprint and restructure its generic R&D network. In addition Teva incurred restructuring expenses in connection with the acquisition of Actavis Generics. In addition Teva recorded $382 million impairment of PP&E related to restructuring costs as detailed in “— Impairments” above.

The following table provides the components of costs associated with Teva’s restructuring plan including costs related to exit and disposal activities:

	Year ended December 31,
	2017	2016	2015
	(U.S. $ in millions)
Restructuring
Employee termination	$443	$211	$183
Other	92	34	—

Total	$535	$245	$183

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2016	$(105)	$(10)	$(115)
Provision	(211)	(34)	(245)
Utilization and other*	172	35	207

Balance as of December 31, 2016	$(144)	$(9)	$(153)

Provision	(443)	(92)	(535)
Utilization and other*	293	84	377

Balance as of December 31, 2017	$(294)	$(17)	$(311)

*	Includes adjustments for foreign currency translation.

On December 14, 2017, Teva’s President and CEO announced the launch of comprehensive two year restructuring plan (the “Plan”) in order to restore the Company’s financial security and stabilize its business.

The Plan is intended to reduce Teva’s total cost base by $3 billion by the end of 2019, out of an estimated cost base of $16.1 billion in 2017. More than half of the reduction is expected to be achieved by the end of 2018. The company expects to record a restructuring charge as a result of the implementation of the Plan in 2018, mainly related to employee termination benefit costs, with additional charges possible following decisions on closures or divestments of manufacturing plants, R&D facilities, headquarters and other office locations.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

The Plan will focus on:

•	The immediate implementation of the new unified and simplified organizational structure, announced on November 27, 2017, which is intended to deliver cost savings and increase internal efficiencies.

•	Optimization of the global generics portfolio, specifically in the United States, through price adjustments and/or product discontinuations. Restructuring of the Company’s manufacturing and supply network, including the closures or divestments of a significant number of manufacturing plants in the United States, Europe, Israel and Growth Markets

•	Closures or divestments of a significant number of R&D facilities, headquarters and other office locations across all geographies.

•	A thorough review of all R&D programs in order to prioritize core projects while maintaining a substantial pipeline.

These steps are expected to result in the reduction of 14,000 positions globally (approximately 25% of Teva’s total workforce as of December 31, 2017) by the end of 2019.

b.	Share in profits or losses of associated companies–net:

Share in profits or losses of associated companies – net, were a loss of $3 million in 2017, a gain of $8 million in 2016, and a loss of $121 million in 2015 respectively.

NOTE 19—LEGAL SETTLEMENTS AND LOSS CONTINGENCIES:

Legal settlements and loss contingencies for 2017 amounted to $500 million, compared to $899 million and $631 million in 2016 and 2015, respectively. The 2017 expense primarily consisted of reserve for the carvedilol jury trial loss established in Q2 2017. The expenses in 2016 primarily consisted of a $519 million provision established in connection with the FCPA settlement with the DOJ and SEC and a $225 million provision established in connection with the ciprofloxacin settlement. As of December 31, 2017 and 2016, accrued amounts for legal settlements and loss contingencies of $1.2 billion and $1.5 billion, respectively, are recorded in accrued expenses.

NOTE 20—SEGMENTS:

Teva has two reportable segments: generic and specialty medicines. The generic medicines segment develops, manufactures, sells and distributes generic or branded generic medicines. This segment includes Teva’s over-the-counter (“OTC”) business, including PGT, Teva’s consumer healthcare joint venture with P&G. Also included in this segment is Teva’s API manufacturing businesses. The specialty medicines segment engages in the development, manufacture, sale and distribution of branded specialty medicines, most significantly in the core therapeutic areas of central nervous system medicines and respiratory medicines, as well as other therapeutic areas, such as oncology, women’s health and selected other areas.

Teva’s other activities include the distribution of third-party pharmaceutical products in certain countries, primarily in the United States through Anda, as well as the sale of medical devices and contract manufacturing services related to products divested in connection with the Actavis Generics acquisition and the sale of its women’s health business and other miscellaneous items.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Following the Actavis Generics and Anda acquisitions in 2016, Teva conducted an analysis of its business segments, resulting in a change to Teva’s segment reporting and goodwill assignment. Teva’s management reassessed its organizational structure and concluded that in order to enhance its managers’ accountability and gain better control over all activities, its reporting segments will be reorganized as follows, commencing in the fourth quarter of 2016:

•	The generic medicines segment includes all of Teva’s legacy generics activities, with the addition of:

•	All Actavis Generics activities, excluding contract manufacturing services related to products divested in connection with the Actavis Generics acquisition; and

•	Teva’s OTC business.

•	The specialty medicines segment includes all of Teva’s specialty activity without any change.

•	Other non-segment activities include other business activities (excluding the OTC business), with the addition of:

•	Contract manufacturing services related to products divested in connection with the Actavis Generics acquisition; and

•	Anda’s distribution activity.

All the above changes have been reflected in retroactive revision of prior period segment information.

Teva’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the two identified reportable segments, namely generic and specialty medicines to make decisions about resources to be allocated to the segments and assess their performance.

Segment profit is comprised of gross profit for the segment, less R&D and S&M expenses related to the segment. Segment profit does not include G&A expenses, amortization, research and development in process, inventory step up and certain other items. Beginning in 2015, expenses related to equity compensation are excluded from our segment results. Beginning in 2016, our OTC business is included in our generic medicines segment. The data presented has been conformed to reflect these changes for all relevant periods.

Teva manages its assets on a company basis, not by segments, as many of its assets are shared or commingled. Teva’s CODM does not regularly review asset information by reportable segment and therefore Teva does not report asset information by reportable segment.

During the fourth quarter of 2017, Teva announced a new organizational structure and leadership changes. Under this new structure, Teva’s commercial business will no longer have two separate global groups for generics and specialty medicines, and will be integrated into one commercial organization, operating through three regions – North America, Europe and Growth Markets. Each region will manage the entire portfolio of Teva’s medicines – including generics, specialty and OTC.

The former Generic R&D and Specialty R&D organizations will be combined into one global group with overall responsibility for all R&D activities – generics, specialty and biologics.

As a result of the changes in structure and operations in late 2017 and early in 2018, the Company is evaluating necessary future changes to its internal financial reporting system, to better align the internal reporting with the Company’s business going forward. It is anticipated that the transition to the new business structure will be completed in the first quarter of 2018, at which point management will reorganize its operations and reporting structure and begin to allocate resources to its operations under the new segment structure.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

a.	Segment information:

	Generics			Specialty
	Year ended December 31,			Year ended December 31,
	2017	2016	2015	2017	2016	2015
	(U.S.$ in millions)
Revenues	$12,257	$11,990	$10,540	$7,914	$8,674	$8,338
Gross profit	5,115	5,696	4,903	6,877	7,558	7,200
R&D expenses	702	659	519	884	998	918
S&M expenses	1,584	1,727	1,459	1,660	1,899	1,921

Segment profit	$2,829	$3,310	$2,925	$4,333	$4,661	$4,361

	Year ended December 31,
	2017	2016	2015
	(U.S.$ in millions)
Generic medicines profit	2,829	3,310	2,925
Specialty medicines profit	4,333	4,661	4,361

Total segment profit	7,162	7,971	7,286
Profit of other activities	86	68	75

	7,248	8,039	7,361
Amounts not allocated to segments:
Amortization	1,444	993	838
General and administrative expenses	1,330	1,285	1,360
Other asset, impairments, restructuring and other items**	5,074	1,419	1,176
Goodwill impairment	17,100	900	—
Inventory step-up	67	383	—
Other R&D expenses	221	426	69
Costs related to regulatory actions taken in facilities	47	153	36
Legal settlements and loss contingencies	500	899	631
Gain on sales of business	(1,083)	(720)	(45)
Other unallocated amounts*	32	147	(56)

Consolidated operating income (loss)	(17,484)	2,154	3,352

Financial expenses—net	895	1,330	1,000

Consolidated income (loss) before income taxes	$(18,379)	$824	$2,352

*	Includes for 2016, $133 million in inventory-related expenses in connection with the devaluation in Venezuela.
**	Includes for 2017, $396 million related to Venezuela deconsolidation charge.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

b.	Segment revenues by geographic area:

	Year ended December 31,
	2017	2016	2015
	(U.S.$ in millions)
Generic Medicines
United States	$5,036	$4,556	$4,795
Europe	3,994	3,563	3,146
Rest of the World	3,227	3,871	2,599

Total Generic Medicines	12,257	11,990	10,540
Specialty Medicines
United States	5,686	6,724	6,442
Europe	1,780	1,598	1,518
Rest of the World	448	352	378

Total Specialty Medicines	7,914	8,674	8,338
Other Revenues
United States	1,251	369	12
Europe	308	248	226
Rest of the World	655	622	536

Total Other Revenues	2,214	1,239	774

Total Revenues	$22,385	$21,903	$19,652

Our revenues from external customers attributed to Israel were less than 5% of our consolidated revenues in the years ended December 31, 2017, 2016 and 2015, respectively.

c.	Net revenues from specialty medicines were as follows:

	Year ended December 31,
	2017	2016	2015
	(U.S. $ in millions)
CNS	$4,426	$5,283	$5,213
COPAXONE	3,801	4,223	4,023
AZILECT	170	410	384
NUVIGIL	61	200	373
Respiratory	1,270	1,274	1,129
ProAir	501	565	549
QVAR	361	462	392
Oncology	1,135	1,139	1,201
BENDEKA and TREANDA	658	661	741
Women’s health	426	458	461
Other Specialty*	657	520	334

Total Specialty Medicines	$7,914	$8,674	$8,338

*	Includes the $150 million royalty payment from the Ninlaro® transaction in 2017.

It is impractical to present revenues by product for our generic medicines segment.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

A significant portion of Teva’s revenues, and a higher proportion of the profits, come from the manufacture and sale of patent-protected pharmaceuticals. Many of Teva’s specialty medicines are covered by several patents that expire at different times. Nevertheless, once patent protection has expired, or has been lost prior to the expiration date as a result of a legal challenge, Teva no longer has patent exclusivity on these products, and subject to regulatory approval, generic pharmaceutical manufacturers are able to produce and market similar (or purportedly similar) products and sell them for a lower price. The commencement of generic competition, even in the form of non-equivalent products, can result in a substantial decrease in revenues for a particular specialty medicine in a very short time. Any such expiration or loss of intellectual property rights could therefore significantly adversely affect Teva’s results of operations and financial condition.

In particular, Teva relies heavily on sales of COPAXONE, its leading specialty medicine. In October 2017, the FDA approved a generic version of COPAXONE 40 mg/mL and a second generic version of COPAXONE 20 mg/mL. A hybrid version of COPAXONE 40 mg/mL was approved in the European Union (“EU”). Any substantial reduction in the number of patients treated with COPAXONE due to existing or potential new generic versions would likely have a material adverse effect on Teva’s financial results and cash flows.

COPAXONE 40 mg/mL is protected by five U.S. Orange Book patents that expire in 2030. These patents have been challenged in proceedings in the United States. We are appealing certain adverse U.S. District Court and Patent Trial and Appeal Board decisions to defend these patents in the United States. At least one competitor has obtained final FDA approval and has launched its generic version of COPAXONE 40 mg/mL. This launch, prior to final resolution of the pending patent litigation, should be considered an “at-risk” launch, which means that if the pending litigation is resolved in our favor, the company selling this generic medicine could face significant damages claims and other potential remedies. COPAXONE 40 mg/mL is also protected by one European patent expiring in 2030. This patent is being challenged in Italy and Norway and has been opposed at the European Patent Office. The U.K. High Court found this patent invalid and our application for permission to appeal this decision was rejected.

Teva’s multiple sclerosis (“MS”) franchise includes COPAXONE products and laquinimod. The profitability of the MS franchise is based on of COPAXONE revenues minus cost of goods sold as well as S&M and R&D expenses related to the MS franchise. It does not include G&A expenses, amortization and certain other items. The profitability of the MS franchise as a percentage of COPAXONE revenues was 80.6%, 81.3% and 76.7% in 2017, 2016 and 2015, respectively.

d.	Supplemental data—major customers:

The following table represents the percentage of consolidated third party net sales to Teva’s major customers during the years ended December 31, 2017, 2016 and 2015.

	Percentage of Third Party Net Sales
	2017	2016	2015
McKesson Corporation	16%	15%	20%
AmerisourceBergen Corporation	15%	19%	20%

Most of Teva’s revenues from these customers were in the United States.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

e.	Property, plant and equipment—by geographical location were as follows:

	December 31,
	2017	2016
	(U.S. $ in millions)
Israel	$2,180	$2,323
United States	1,109	1,135
Croatia	561	542
Germany	423	337
Japan	376	427
Hungary	368	422
Other	2,656	2,887

Total property, plant and equipment	$7,673	$8,073

NOTE 21—EARNINGS (LOSS) PER SHARE:

The net income attributable to Teva and the weighted average number of ordinary shares used in computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(U.S. $ in millions, except share data)
Net income (loss) used for the computation of diluted earnings per share	$(16,525)	$68	$1,573

Weighted average number of shares used in the computation of basic earnings per share Add:	1,016	955	855
Additional shares from the assumed exercise of employee stock options and unvested RSUs	—	3	5
Weighted average number of additional shares issued upon the assumed conversion of convertible senior debentures	—	3	4

Weighted average number of shares used in the computation of diluted earnings per share	1,016	961	864

In computing dilutive earnings or loss per share for the years ended December 31, 2017, 2016 and 2015, no account was taken of the potential dilution of the assumed exercise of employee stock options, RSUs and PSUs amounting to 38 million, 4 million and 1 million weighted average shares, respectively, since they had an anti-dilutive effect on earnings per share.

Additionally, in computing dilutive earnings per share for the years ended December 31, 2017 and 2016, no account was taken of the potential dilution of the mandatory convertible preferred shares amounting to 59 million weighted average shares, since they had an anti-dilutive effect on earnings (loss) per share.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table presents selected unaudited quarterly financial data for 2017 and 2016:

	2017*
	4th quarter**	3rd quarter	2nd quarter**	1st quarter
	(U.S dollars in millions except per share amounts)
Net revenues	5,459	5,611	5,720	5,650
Gross profit	2,542	2,644	2,855	2,839
Net income	(11,730)	610	(5,970)	641
Net income (loss) attributable to Teva	(11,535)	595	(5,970)	645
Net income (loss) attributable to ordinary shareholders	(11,600)	530	(6,035)	580
Earning per share attributable to ordinary shareholders:
Basic	(11.41)	0.52	(5.94)	0.57
Diluted	(11.41)	0.52	(5.94)	0.57

	2016
	4th quarter	3rd quarter	2nd quarter	1st quarter
	(U.S dollars in millions except per share amounts)
Net revenues	6,492	5,563	5,038	4,810
Gross profit	3,390	2,801	2,877	2,791
Net income	(974)	410	242	633
Net income (loss) attributable to Teva	(973)	412	254	636
Net income (loss) attributable to ordinary shareholders	(1,038)	348	188	570
Earning per share attributable to ordinary shareholders:
Basic	(1.02)	0.35	0.21	0.62
Diluted	(1.02)	0.35	0.20	0.62

*	Certain comparative figures in 2017 have been reclassified to conform to the fourth quarter presentation.
**	Losses in the second and fourth quarters of 2017 were primarily due to our goodwill impairments of $6.1 billion and $11.0 billion, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements—(Continued)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders and board of directors of

Teva Pharmaceutical Industries Limited

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 12, 2018 appearing in the 2017 Annual Report to the Shareholders of Teva Pharmaceutical Industries Limited (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule II—Valuation and Qualifying Accounts—listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Kesselman & Kesselman
Tel-Aviv, Israel February 12, 2018	Kesselman & Kesselman Certified Public Accountants (Isr.) A member of PricewaterhouseCoopers International Limited

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2017

(U.S. $ in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2017	$191	$12	$51	$(22)	$232

Year ended December 31, 2016	$146	$5	$61	$(21)	$191

Year ended December 31, 2015	$149	$18	$(6)	$(15)	$146

Allowance in respect of carryforward tax losses:
Year ended December 31, 2017	$1,690	$173	$390	$(748)	$1,505

Year ended December 31, 2016	$760	$135	$1,137	$(342)	$1,690

Year ended December 31, 2015	$671	$249	$1	$(161)	$760

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, has concluded that, as of such date, Teva’s disclosure controls and procedures were effective to ensure that the information required in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Report of Teva Management on Internal Control over Financial Reporting. Our Board of Directors and management are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of our published consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Teva’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2017, Teva’s internal control over financial reporting is effective based on those criteria.

(c) Attestation Report of the Registered Public Accounting Firm. Our internal control over financial reporting as of December 31, 2017 has been audited by Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements”.

(d) Changes in Internal Control over Financial Reporting. There were no changes to Teva’s internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, Teva’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 8, 2018, Teva Pharmaceutical USA, Inc., a subsidiary of Teva, entered into an employment agreement with Michael McClellan, our Executive Vice President, Chief Financial Officer. For a brief description of the terms and conditions of such agreement, see “Item 11—Executive Compensation—Compensation Discussion & Analysis—IV. Components of Our Compensation Program—Leadership Transitions—Appointment of Mr. Michael McClellan as CFO; Previous Appointment as Interim CFO,” which is incorporated by reference in this Item 9B.

On February 7, 2018, Teva Pharmaceutical USA, Inc., a subsidiary of Teva, entered into an Amended and Restated Employment Agreement with Carlo de Notaristefani, our Executive Vice President, Global Operations. For a brief description of the terms and conditions of such agreement, see “Item 11—Executive Compensation— Additional Compensation Information—Employment Agreements—Dr. Carlo de Notaristefani,” which is incorporated by reference in this Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information regarding the directors of Teva as of February 12, 2018:

Name	Age	Director Since	Term Ends
Dr. Sol J. Barer—Chairman	70	2015	2020
Kåre Schultz (1)	56	2017	(2)
Rosemary A. Crane	58	2015	2018
Amir Elstein	62	2009	2019
Murray Goldberg	73	2017	2020
Jean-Michel Halfon	66	2014	2020
Gerald M. Lieberman	71	2015	2018
Galia Maor	75	2012	2018
Roberto Mignone	46	2017	2019
Dr. Perry D. Nisen	62	2017	2019
Nechemia (Chemi) J. Peres	59	2017	2020
Dan S. Suesskind	74	2017	(3)
Gabrielle Sulzberger	57	2015	2018

(1)	Effective November 1, 2017, Kåre Schultz joined Teva as President and Chief Executive Officer and was also appointed to Teva’s Board of Directors (the “Board of Directors” or “Board”). He succeeded Dr. Yitzhak Peterburg, who served as Interim President and Chief Executive Officer from February to October 31, 2017, and stepped down from the Board of Directors on December 12, 2017.
(2)	Mr. Schultz’s term ends contemporaneously with his term as President and Chief Executive Officer.
(3)	Mr. Suesskind was appointed in September 2017 by board action to serve until the 2018 shareholder meeting. If re-nominated, his term on the Board of Directors will be determined and submitted to shareholders for approval at that time.

Dr. Sol J. Barer Chairman of the Board Independent Director	Dr. Barer became Chairman of the Board of Directors on February 6, 2017, after joining Teva’s Board of Directors in January 2015. Dr. Barer is Managing Partner at SJ Barer Consulting. He also serves as an advisor to the Israel Biotech Fund. From 1987 to 2011, he served in top leadership roles at Celgene Corporation, including as Executive Chairman from 2010 to 2011, Chairman and CEO from 2006 to 2010, CEO from 2006 to 2010, President and Chief Operating Officer from 1994 to 2006 and President from 1993 to 1994. Prior to that, he was a founder of the biotechnology group at the chemical company Celanese Corporation, which was later spun off as Celgene. Dr. Barer serves on the board of directors of Contrafect as lead director. He served on the board of Aegerion Pharmaceuticals from 2011 to 2016, on the board of Amicus Therapeutics from 2009 to February 2017 and as Chairman of the Board of InspireMD from 2011 to June 2017. Dr. Barer is Chairman of the Board of Edge Therapeutics and Aevi Genomics (formerly Medgenics). Dr. Barer received his Ph.D. in organic and physical chemistry from Rutgers University and his B.S. in chemistry from Brooklyn College of the City University of New York.

With his long career as a senior pharmaceutical executive and leadership roles in various biopharmaceutical companies, Dr. Barer provides broad and experienced knowledge of the global pharmaceutical business and industry as well as extensive scientific expertise.

Kåre Schultz Director and President and Chief Executive Officer

Mr. Schultz became Teva’s President and CEO and a member of the Board of Directors on November 1, 2017. From May 2015 to October 2017, Mr. Schultz served as President and Chief Executive Officer of H. Lundbeck A/S. Prior to that, Mr. Schultz worked for nearly three decades at Novo Nordisk, where he served in a number of leadership roles, including Chief Operating Officer, Vice President in Product Supply and Director of Product Planning and Customer Services in the Diabetes Care Division. Mr. Schultz has held positions at McKinsey and Anderson Consulting. Mr. Schultz serves as a member of the Board of Directors of LEGO A/S since 2007. From 2010 to 2017, he served as Chairman of the Board of Directors of Royal Unibrew A/S and during 2017 he served on the Board of Directors of Bitten og Mads Clausens Fond, the holding vehicle for Danfoss A/S. Mr. Schultz received a master’s degree in economics from the University of Copenhagen.

Mr. Schultz’s leadership positions in various healthcare corporations, including his experience as a chairman and a director of several international corporations and his service as the President and Chief Executive Officer at Teva, provides unique global perspective on the healthcare and pharmaceutical industries.

Amir Elstein Independent Director Committees: • Corporate Governance & Nominating (Chair) • Audit • Finance and Investment	Mr. Elstein rejoined the Board of Directors in 2009. From January 2014 to July 2014, he served as Vice Chairman of the Board of Directors of Teva. Mr. Elstein serves as Chairman of the Board of Tower Semiconductor Ltd., Chairman of the Board of Governors of the Jerusalem College of Engineering and Chairman of the Board of the Israel Democracy Institute. Mr. Elstein also serves as Chairman and/or as a member of the board of directors of several academic, scientific, educational, social and cultural institutions. Mr. Elstein served as the Chairman of the Board of Directors of Israel Corporation from 2010 to 2013. From 2004 to 2008, Mr. Elstein was a member of Teva’s senior management, where his most recent position was Executive Vice President, Global Pharmaceutical Resources. From 1995 to 2004, Mr. Elstein served on Teva’s Board of Directors. Prior to joining Teva as an executive in 2004, Mr. Elstein held a number of executive positions at Intel Corporation, most recently as General Manager of Intel Electronics Ltd., an Israeli subsidiary of Intel Corporation. Mr. Elstein received a B.Sc. in physics and mathematics from the Hebrew University in Jerusalem, an M.Sc. in solid state physics from the Hebrew University and a diploma of senior business management from the Hebrew University.

Mr. Elstein’s leadership positions in various international corporations, including his experience as a chairman in international public companies and his service as an executive officer at Teva and other companies, provides global business management and pharmaceutical expertise.

Rosemary A. Crane Independent Director Committees: • Human Resources and Compensation (Chair) • Science and Technology	Ms. Crane joined the Board of Directors in September 2015. Ms. Crane served as President and Chief Executive Officer of MELA Sciences, Inc. from 2013 to 2014. Ms. Crane was Head of Commercialization and a partner at Appletree Partners from 2011 to 2013. From 2008 to 2011, she served as President and Chief Executive Officer of Epocrates Inc. Ms. Crane served in various senior executive positions at Johnson & Johnson from 2002 to 2008, including as Group Chairman, OTC & Nutritional Group from 2006 to 2008, as Group Chairman, Consumer, Specialty Pharmaceuticals and Nutritionals from 2004 to 2006, and as Executive

Vice President of Global Marketing for the Pharmaceutical Group from 2002 to 2004. Prior to that, she held various positions at Bristol-Myers Squibb from 1982 to 2002, including as President of U.S. Primary Care from 2000 to 2002 and as President of Global Marketing and Consumer Products from 1998 to 2000. Ms. Crane has served as Vice Chairman of the Board of Zealand Pharma A/S since 2015 and as a director of Unilife Corporation since October 2016. Ms. Crane received an M.B.A. from Kent State University and a B.A. in communications and English from the State University of New York.

With over 30 years of experience in commercialization and business operations, primarily in the pharmaceutical and biotechnology industries, and more than 25 years of therapeutic and consumer drug launch expertise, Ms. Crane provides broad and experienced knowledge of the global pharmaceutical business and industry.

Jean-Michel Halfon Independent Director Committees: • Compliance (Chair) • Human Resources and Compensation • Corporate Governance and Nominating	Mr. Halfon joined the Board of Directors in 2014. He currently serves as an independent consultant, providing consulting services to pharmaceutical, distribution, healthcare IT and R&D companies. From 2008 to 2010, Mr. Halfon served as President and General Manager of Emerging Markets at Pfizer Inc., after serving in various senior management positions since 1989. From 1987 until 1989, Mr. Halfon served as Director of Marketing in France for Merck & Co., Inc. Mr. Halfon received a B.S. from Ecole Centrale des Arts et Manufactures and an M.B.A. from Institut Supérieur des Affaires.

Mr. Halfon’s years of experience in senior management at leading pharmaceutical companies, particularly his experience with emerging markets, provides expertise in international pharmaceutical operations and marketing.

Murray A. Goldberg Independent Director Committees: • Audit • Finance and Investment	Mr. Goldberg joined the Board of Directors in July 2017. Mr. Goldberg served in various leadership roles at Regeneron Pharmaceuticals from 1995 to 2015, including as Senior Vice President of Administration and Assistant Secretary from 2013 to 2015, as Chief Financial Officer and Senior Vice President, Finance and Administration and Assistant Secretary from 1995 to 2013 and as Treasurer from 1995 to 2012. From 1991 to 1995, Mr. Goldberg served as Chief Financial Officer and Vice President of Finance and Treasurer of PharmaGenics Inc. and as a director of PharmaGenics. From 1987 to 1990, he was a Managing Director at the Chase Manhattan Bank, and from 1973 to 1987, he held various managerial positions in finance and corporate development at American Cyanamid Company. Mr. Goldberg has served as a director of Aerie Pharmaceuticals since 2013 and serves as the chairman of its audit committee. Mr. Goldberg received a Bachelor’s degree in engineering from New York University, a Master’s degree in international economics from the London School of Economics and an M.B.A. from the University of Chicago.

Mr. Goldberg’s many years of experience in leading pharmaceutical companies, together with his knowledge of financial matters, particularly in the pharmaceutical industry, will provide the Board with broad expertise in the global pharmaceutical business.

Roberto A. Mignone Independent Director Committees: • Finance and Investment • Science and Technology	Mr. Mignone joined the Board of Directors in July 2017. Mr. Mignone is the Founder and Managing Partner of Bridger Management LLC, a multi-billion dollar investment management firm specializing in long-term equity strategies, since 2000. Since inception, Bridger Management has focused on the healthcare sector and has developed considerable research expertise in support of its investments. In addition to healthcare, Bridger Management invests in global consumer, technology and financial services companies. Prior to Bridger Management,
Mr. Mignone co-founded and served as a partner of Blue Ridge Capital LLC from 1996 to 2000, an investment management firm with specialties in health care, technology, media, telecommunications, and financial services. Mr. Mignone serves as a trustee and member of the Finance Committee and Nominating Committee of the New York University Langone Medical Center. He received a Bachelor of Arts degree in classics from Harvard College and an M.B.A from Harvard University Graduate School of Business Administration.

With his long career as a global investment professional with a specialty in health care, Mr. Mignone provides the Board with finance and management expertise with respect to large, complex pharmaceutical organizations.

Dr. Perry D. Nisen Independent Director Committees: • Science and Technology (Chair) • Compliance	Dr. Nisen joined the Board of Directors in July 2017. From 2014 to 2017, Dr. Nisen served as Chief Executive Officer and the Donald Bren Chief Executive Chair of Sanford Burnham Prebys Medical Discovery Institute. From 2004 to 2014, Dr. Nisen held various roles at GlaxoSmithKline, most recently as Senior Vice President, Science and Innovation. Prior to that, Dr. Nisen served as Divisional Vice President, Global Oncology Development and as Divisional Vice President, Cancer Research at Abbott Laboratories from 1997 to 2004. Previously, he was the Lowe Foundation Professor of Neuro-Oncology at the University of Texas Southwestern Medical Center. Dr. Nisen serves as a director of Mirna Therapeutics since 2016. He received a B.S. from Stanford University, a Master’s degree in molecular biology, M.D. and PhD from Albert Einstein College of Medicine.

Dr. Nisen’s research and development experience, management positions in leading pharmaceutical companies and service on boards provides a unique perspective on Teva’s business and R&D activities.

Nechemia (Chemi) J. Peres Independent Director Committees: • Corporate Governance and Nominating • Human Resources and Compensation	Mr. Peres joined the Board of Directors in July 2017. Mr. Peres serves as the managing general partner and co-founder of Pitango Venture Capital, Israel’s largest venture capital group that invests across technology sectors from IT to healthcare, with over 220 portfolio companies, since its inception in 1996. Mr. Peres serves on the board of directors of numerous Pitango portfolio companies. Mr. Peres is also the founder of Mofet Israel Technology Fund, one of Israel’s first venture capital funds, since its inception in 1992. Mr. Peres is chairman of the Peres Center for Peace and Innovation. He co-founded and chaired the Israel Venture Association (IATI—Israel Advanced Technology Industries) and he chaired the Israel America Chamber of Commerce from 2008 to 2011. He received a Bachelor of Science in industrial engineering and management and an M.B.A. from Tel Aviv University.

With his pioneering financial and entrepreneurial background, Mr. Peres provides the Board with a forward-thinking view on financial and strategic matters.

Gerald M. Lieberman Independent Director Committees: • Audit (Chair) • Human Resources and Compensation	Mr. Lieberman joined the Board of Directors in September 2015. Mr. Lieberman is currently a special advisor at Reverence Capital Partners, a private investment firm focused on the middle-market financial services industry. From 2000 to 2009, Mr. Lieberman was an executive at AllianceBernstein L.P., where he served as President and Chief Operating Officer from 2004 to 2009, as Chief Operating Officer from 2003 to 2004 and as Executive Vice President, Finance and Operations from 2000 to 2003. From 1998 to 2000, he served as Senior Vice President, Finance and Administration at Sanford C. Bernstein & Co., Inc., until it was acquired by Alliance Capital in 2000, forming AllianceBernstein L.P. Prior to that, he served in various executive positions at Fidelity Investments and at Citicorp. Prior to joining Citicorp he was a certified public accountant with Arthur Andersen. Mr. Lieberman serves on the board of directors of Entera Bio. He served on the board of directors of Forest Laboratories, LLC from 2011 to 2014, Computershare Ltd. from 2010 to 2012 and AllianceBernstein L.P. from 2004 to 2009. Mr. Lieberman received a B.S. Beta Gamma Sigma with honors in business from the University of Connecticut.

With his many years of experience as an executive in leading financial services companies, Mr. Lieberman provides finance, risk management and operating expertise for large, complex organizations.

Galia Maor Independent Director Committees: • Finance and Investment (Chair) • Audit	Ms. Maor joined the Board of Directors in 2012. Ms. Maor served as President and Chief Executive Officer of the Bank Leumi le-Israel B.M. Group from 1995 to 2012 after serving as Deputy General Manager of Bank Leumi from 1991 to 1995. She began her professional career at Bank of Israel, serving in several senior management positions from 1963 to 1989, including Supervisor of Banks and Chairperson of the Advisory Committee on Banking Issues. Ms. Maor serves as a member of the board of directors of Strauss Group Ltd. Ms. Maor serves as a member of Council and on the Finance Committee of the Open University of Israel since 1988, as Chairperson of the Circle of Friends of Sheba Medical Center in Israel since 2013 and as member of the Board of Social Finance Israel (Social Impact Bond) since 2013. She served on the board of directors of Equity One, Inc. from 2012 to 2017. She holds a B.A. in economics and statistics and an M.B.A., both from the Hebrew University. Ms. Maor holds honorary doctorates from the Technion-Israel Institute of Technology, Ben Gurion University and Bar Ilan University.

Ms. Maor’s experience in the private sector as one of Israel’s leading banking executives and as a senior executive at Bank of Israel, as well as her service in various committees regarding the Israeli capital market and banking system, provides financial, capital markets, accounting and regulatory expertise.

Gabrielle Sulzberger Independent Director Committees: • Corporate Governance and Nominating • Compliance	Ms. Sulzberger joined the Board of Directors in September 2015. Ms. Sulzberger has served as General Partner and Investment Manager of Rustic Canyon/Fontis Partners, L.P., a diversified investment fund, since its inception in October 2005. Ms. Sulzberger has served on the board of directors of Whole Foods Market, Inc. since 2003. From 2004 to 2016 she chaired the audit committee, and she serves as Chairperson of the board of directors from 2017. Ms. Sulzberger serves on the board of directors of Brixmor Property Group since 2015, and currently chairs the Nominating and Governance Committee. She also serves on the board of trustees of the Ford Foundation. Ms. Sulzberger served on the board of directors of Stage Stores, Inc. from 2010 to 2015. She has also served as chief financial officer of several privately owned companies and as a principal in several private equity capital funds. Ms. Sulzberger received a B.A. in urban studies from Princeton University, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School.

Ms. Sulzberger’s entrepreneurial background, years of service as a public company director, including as chair of the audit committee, and her experience as a chief financial officer provides Teva with financial, leadership, strategy and risk assessment expertise.

Dan S. Suesskind Independent Director Committees: • Audit • Finance and Investment	Dan S. Suesskind rejoined the Board of Directors in September 2017. Mr. Suesskind previously served as a director of Teva from 1981 to 2001 and from 2010 to 2014. He was Teva’s Chief Financial Officer from 1977 until 2008. Currently, Mr. Suesskind serves as a director of Israel Corporation Ltd. since 2011 and Redhill Biopharma Ltd. since 2011, as well as a member on the Board of the Jerusalem Foundation, as a member of the Investment Committee of Ben Gurion University, as a member of the Investment Committee of the Israel Academy of Science and Humanities and as a member of the Board of Trustees of the Hebrew University. He served on the Board of Gefen Biomed Investments Ltd. from 2010 to March 2013, on the Board of Migdal Insurance Company Ltd. from 2002 to 2013, on the Board of Syneron Medical Ltd. from 2004 to July 2017 and on the Board of the First International Bank of Israel from 2002 to 2003. Mr. Suesskind is one of the founders and a member of the steering committee of the Israeli Forum of Chief Financial Officers. Mr. Suesskind received a B.A. in economics and political science from the Hebrew University in 1965 and an M.B.A. from the University of Massachusetts in 1969.

Mr. Suesskind has many years of knowledge and experience at Teva, both as chief financial officer and as a director. His proven track record as a leader and innovator in corporate finance, both in Teva and outside of Teva, together with his many years of experience on boards of significant financial and pharmaceutical firms, make him a valuable member of our Board of Directors.

Executive Officers

The following table sets forth information regarding our executive officers, as of February 12, 2018:

Name	Age	Executive Officer Since	Position
Kåre Schultz	56	2017	President and Chief Executive Officer
Iris Beck-Codner	52	2014	Executive Vice President, Global Brand and Communications
Richard Daniell	51	2017	Executive Vice President, European Commercial
Sven Dethlefs	49	2017	Executive Vice President, Global Marketing & Portfolio
Dr. Hafrun Fridriksdottir	56	2017	Executive Vice President, Global R&D
Michael McClellan	47	2017	Executive Vice President, Chief Financial Officer
Gianfranco Nazzi	49	2017	Executive Vice President, Growth Markets Commercial
Dr. Carlo de Notaristefani	60	2012	Executive Vice President, Global Operations
Brendan O’Grady	51	2017	Executive Vice President, North America Commercial
Mark Sabag	47	2013	Executive Vice President, Global Human Resources
David M. Stark	49	2016	Executive Vice President, Chief Legal Officer

Effective November 1, 2017, Kåre Schultz joined Teva as President and Chief Executive Officer and was also appointed to the Board of Directors. He succeeded Dr. Yitzhak Peterburg, who served as Interim President and Chief Executive Officer from February to October 31, 2017.

On November 27, 2017, Michael McClellan was appointed Executive Vice President, Chief Financial Officer, after serving as Interim Chief Financial Officer since July 1, 2017. He succeeded Eyal Desheh who served as Group Executive Vice President, Chief Financial Officer since 2008.

In November 2017, we announced a new organizational structure and leadership changes to enable strategic alignment across our portfolios, regions and functions. In December 2017, we announced a comprehensive restructuring plan intended to significantly reduce our cost base, unify and simplify our organization and improve business performance, profitability, cash flow generation and productivity. As a result of these changes, Dr. Michael Hayden, Dr. Rob Koremans and Dipankar Bhattacharjee left Teva on November 27, 2017.

Kåre Schultz President and Chief Executive Officer	The biography of Kåre Schultz, our President and Chief Executive Officer, and one of our directors, appears under “—Directors” above.

Iris Beck-Codner Executive Vice President, Global Brand & Communications	Ms. Beck-Codner became Executive Vice President, Global Brand & Communications in November 2017. From 2014 to 2017, Ms. Beck-Codner served as Group Executive Vice President, Corporate Marketing and Communication. From 2013 to 2014, she served as Senior Vice President, Chief Communications Officer. From 2009 to 2012, she served as Group CEO of McCann Erickson Israel, IPG and from 2002 to 2008, as Vice President Marketing & Content at Partner Communications Company Ltd. From 1999 to 2000, she served as General Manager of Lever Israel, a wholly-owned subsidiary of Unilever Israel. Ms. Beck-Codner received a B.A. in economic sciences from Haifa University and an M.B.A. with distinction from Bar-Ilan University.

Richard Daniell Executive Vice President, European Commercial	Mr. Daniell became Executive Vice President, European Commercial in November 2017. From December 2016 to November 2017, he served as President and CEO, Teva Europe Generics. From 2015 to 2016, he served as Chief Integration Officer, leading the integration of the Actavis Generics business into Teva. From 2015 to 2016, he served as Chief Operating Officer, Growth Markets. From 2011 to 2015 he served as Cluster General Manager, United Kingdom and Ireland. Mr. Daniell serves on the Board of Directors of PGT since February 2017. Mr. Daniell received a B.Sc. degree in chemistry from the University of Auckland, New Zealand.

Sven Dethlefs Executive Vice President, Global Marketing & Portfolio	Mr. Dethlefs became Executive Vice President, Global Marketing & Portfolio in November 2017. From 2016 to 2017, he served as Global Head of Respiratory Medicines, Global Specialty Medicines. From 2013 to 2016, he served as Chief Operating Officer, Teva Global Operations. Mr. Dethlefs joined Teva as General Manager, Teva Germany in 2008. Prior to joining Teva, he served for over eleven years as a partner at McKinsey & Company. Mr. Dethlefs received his Ph.D. in biochemistry from the FU Berlin/Pasteur Institute Paris.

Dr. Hafrun Fridriksdottir Executive Vice President, Global R&D	Dr. Fridriksdottir became Executive Vice President, Global R&D in November 2017. From February 2017 to November 2017, she served as Executive Vice President, President of Global Generics R&D, after serving as Senior Vice President and President of Global Generics R&D from 2016. Prior to joining Teva, from 2015 to 2016, Dr. Fridriksdottir served as Senior Vice President and President of Global Generics R&D in Allergan plc. From 2002 to 2015, she held positions of increasing responsibility within the Actavis Group, including Senior Vice President, R&D. From 1997 to 2002, Dr. Fridriksdottir served as Divisional Manager of Development at Omega Pharma, until its merger with Actavis. Dr. Fridriksdottir received an MS degree in pharmacy and a Ph.D. in physical pharmacy from the University of Iceland.

Michael McClellan Executive Vice President, Chief Financial Officer	Mr. McClellan was appointed Executive Vice President, Chief Financial Officer in November 2017. He served as Interim Group Chief Financial Officer from July 2017 to November 2017. From 2015 to November 2017, he served as Senior Vice President and CFO, Global Specialty Medicines. Prior to joining Teva, Mr. McClellan was the U.S. CFO at Sanofi, where his career spanned nearly 20 years in roles of increased responsibility in global finance and healthcare. Mr. McClellan received his BSBA, accounting and economics from the University of Missouri Trulaske College of Business.

Gianfranco Nazzi Executive Vice President, Growth Markets Commercial	Mr. Nazzi was appointed Executive Vice President, Growth Markets Commercial in November 2017. From March 2017 to November 2017, he served as President and CEO of Growth Markets, Global Generic Medicines Group. Mr. Nazzi joined Teva as Senior Vice President, Specialty Medicines Europe in 2014. Prior to joining Teva, he served seven years at AstraZeneca in various senior roles, including Sales and Marketing Vice President Europe, Global Vice President Respiratory, General Manager of the Balkans and Vice President Primary Care in Italy. Prior to that, he served for two years as BU Director Metabolic & Cardiovascular at GlaxoSmithKline and five years in various sales and marketing roles at Eli Lilly and Company in both Italy and the United States. Mr. Nazzi received his BA degree in economics from the University of Udine, and his master’s degree in management studies from SDA Bocconi.

Dr. Carlo de Notaristefani Executive Vice President, Global Operations	Dr. de Notaristefani became Executive Vice President, Global Operations in November 2017. From 2012 to 2017, he served as President and Chief Executive Officer, Global Operations. Prior to joining Teva, from 2004 to 2011, Dr. de Notaristefani was a member of the senior management team at Bristol-Myers Squibb, where he served as President Technical Operations and Global Support Functions, with responsibility for global supply chain operations, quality and compliance, procurement and information technology. Before joining Bristol-Myers Squibb, Dr. de Notaristefani held several senior positions of increasing responsibility in the areas of global operations and supply chain management with Aventis, Hoechst Marion Roussell and Marion Merrell Dow. Dr. de Notaristefani holds a doctoral degree in chemical engineering from the University of Naples.

Brendan O’Grady Executive Vice President, North America Commercial	Brendan O’Grady became Executive Vice President, North America Commercial in November 2017. From 2016 until November 2017, he served as Chief Commercial Officer, Global Specialty Medicines and served as interim head of Teva’s European Specialty business. Prior to that, he held various senior roles since joining Teva in 2011 as Regional Account Manager, and from 2015 to 2016, he served as President and CEO, Teva North America Generics. Prior to joining Teva, Mr. O’Grady spent ten years with Sanofi predecessor companies in a variety of commercial and medical affairs roles that began in field sales. He received his B.S. from Geneseo State University, NY in management science/marketing and holds an M.B.A. from Baker University in Baldwinsville, Kansas.

Mark Sabag Executive Vice President, Global Human Resources	Mr. Sabag became Executive Vice President, Global Human Resources in November 2017. From 2013 to November 2017, he served as Group Executive Vice President, Human Resources. From 2012 to 2013, Mr. Sabag served as Global Deputy Vice President, Human Resources. From 2010 to 2012, he served as Vice President, Human Resources for Teva’s International Group. From 2006 to 2010, he served as Vice President, Human Resources International Group and Corporate Human Capital. Prior to joining Teva, Mr. Sabag held senior human resources roles with Intel Corporation. Mr. Sabag received a B.A. in economics and business management from Haifa University.

David M. Stark Executive Vice President, Chief Legal Officer	Mr. Stark became Executive Vice President, Chief Legal Officer in November 2017. From November 2016 to November 2017, he served as Group Executive Vice President, Chief Legal Officer. From 2014 to 2015, Mr. Stark was Senior Vice President and General Counsel, Global Specialty Medicines. Since joining Teva in 2002, Mr. Stark served in a series of roles with increasing responsibilities in Teva North America and Teva Americas, including as Senior Director, Deputy General Counsel, and Vice President and General Counsel. Prior to joining Teva, Mr. Stark was an associate attorney in the litigation departments at Willkie Farr & Gallagher LLP between 1998 and 2002, Chadbourne & Parke between 1997 and 1998 and Haight, Gardner, Poor & Havens between 1994 and 1997. Mr. Stark received a J.D. from New York University School of Law and a B.A. in political science from Northeastern University, summa cum laude.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

As of January 1, 2018, Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our ordinary shares to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our ordinary shares. During 2017, our directors and executive officers and persons who own more than 10% of our ordinary shares were not required to comply with the reporting requirements of Section 16(a) because Teva was exempt from these requirements by virtue of being a “foreign private issuer.”

Code of Business Conduct

Teva has adopted a code of business conduct applicable to its directors, executive officers, and all other employees. A copy of the code is available to every Teva employee on Teva’s internet site, upon request to its human resources department, and to investors and others on Teva’s website at http://www.tevapharm.com or by contacting Teva’s investor relations department, legal department or the internal auditor. If we make any amendment or grant any waiver to this code that applies to our chief executive officer, chief financial officer, chief accounting officer or controller, or persons performing similar functions, and that relates to an element of the SEC’s “code of ethics” definition, then we will disclose the nature of the amendment or waiver on Teva’s website.

Audit Committee and Audit Committee Financial Experts

Our Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are Gerald M. Lieberman (chair), Amir Elstein, Murray Goldberg, Galia Maor and Dan Suesskind. The Board has determined that all of the members of the Audit Committee are independent as defined in the listing standards of the New York Stock Exchange and in our independence standards. The Board has designated Gerald M. Lieberman, Galia Maor and Dan Suesskind as “audit committee financial experts” under SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis (“CD&A”) describes the philosophy, objectives, process, components and additional aspects of our 2017 executive compensation program. This CD&A is intended to be read in conjunction with the tables that immediately follow this section, which provide further historical compensation information for the following named executive officers (“NEOs”):

Current NEOs
Kåre Schultz	President and Chief Executive Officer (“CEO”)
Michael McClellan	Executive Vice President, Chief Financial Officer (“CFO”)
Dr. Carlo de Notaristefani	Executive Vice President, Global Operations
Dr. Hafrun Fridriksdottir	Executive Vice President, Global Research & Development (“R&D”)
Mark Sabag	Executive Vice President, Global Human Resources

Former NEOs
Erez Vigodman	Former President and CEO
Dr. Yitzhak Peterburg	Former Interim President and CEO
Eyal Desheh	Former Group Executive Vice President and CFO
Dr. Rob Koremans	Former President and CEO, Global Specialty Medicines
Dr. Michael Hayden	Former President of Global R&D and Chief Scientific Officer

Quick CD&A Reference Guide

Executive Summary	Section I
Compensation Philosophy and Objectives	Section II
Compensation Determination Process	Section III
Components of Our Compensation Program	Section IV
Additional Compensation Policies and Practices	Section V

I. Executive Summary

Overview

The core objectives of our executive compensation programs are to (i) link pay to performance over both the short- and long-term; (ii) align executive officers’ interests with those of Teva and its shareholders over the long-term, generally by including grants of the Company’s equity as a significant component in our executive compensation program; (iii) encourage balanced risk management; and (iv) provide a competitive compensation package that motivates executive officers. Consistent with these objectives, our compensation plans are designed to reward our executive officers for generating performance that achieves Company, business and individual goals, and for increasing shareholder returns. When we do not achieve Company, business and individual goals, our executive officers’ compensation reflects that performance.

2017 was a year of transition for Teva. Both our generic medicines business and our specialty medicines business faced significant challenges. In order to position Teva for the future, we made changes to our leadership structure. See “Item 1—Business—Business Overview” and “Item 10—Directors, Executive Officers and Corporate Governance.” Our executive compensation program is designed to support our strategy, especially during this period of transition.

2017 NEO Leadership Transitions

On November 1, 2017, Kåre Schultz became our President and CEO, representing the successful completion of the global search process executed by our Board. Mr. Schultz relocated to Israel and is based out of our Petah Tikva headquarters. He was also appointed to our Board as of November 1, 2017. From 2015 to 2017, Mr. Schultz served as the President and CEO of H. Lundbeck A/S. Prior to joining Lundbeck, Mr. Schultz worked for nearly three decades at Novo Nordisk.

Mr. Schultz succeeded Dr. Yitzhak Peterburg, who served as Interim President and CEO from February 2017 to November 2017, after our former President and CEO, Erez Vigodman, stepped down in February 2017. Prior to serving as Interim President and CEO, Dr. Peterburg served as Chairman of the Board since January 2015. When Mr. Schultz began his service as President and CEO, Dr. Peterburg continued to serve as a member of our Board and then resigned from the Board on December 12, 2017.

On November 27, 2017, we appointed Michael McClellan as Executive Vice President and CFO. From July 2017 to November 2017, Mr. McClellan served as our Interim CFO. For the preceding two years, Mr. McClellan served as the Senior Vice President and CFO of Teva’s Global Specialty Medicines division. Mr. McClellan succeeded Eyal Desheh, who stepped down as Group Executive Vice President, CFO in July 2017. Prior to joining Teva, Mr. McClellan was the U.S. CFO for Sanofi.

On November 27, 2017, we appointed Dr. Hafrun Fridriksdottir as Executive Vice President, Global R&D. Since February 2017, she served as Executive Vice President, President of Global Generics R&D, after serving as Senior Vice President and President of Global Generics R&D since August 2016. Prior to joining Teva, Dr. Fridriksdottir served as Senior Vice President of Global Generics R&D of Allergan plc, where she held several positions of increasing responsibility in the Actavis group within Allergan.

On November 27, 2017, Dr. Michael Hayden, President of Global R&D and Chief Scientific Officer, and Dr. Rob Koremans, President and CEO, Global Specialty Medicines, both stepped down from their positions.

These leadership transitions are all part of the process executed by our Board to recruit a new CEO and establish a new organization and leadership structure. As is typical for interim NEOs, we tailored the terms of employment for those who served in an interim capacity for a portion of the year, which in some respects made the terms vary from the general policies and practices described in this CD&A. See “—IV. Components of Our Compensation Program—Leadership Transitions” below for additional information.

For more information regarding our new leadership structure, see “Item 10—Directors, Executive Officers and Corporate Governance.”

Components of Compensation and Target Pay Mix

The Human Resources and Compensation Committee (the “Compensation Committee”), Board and shareholders selected the components of compensation set forth below to achieve our stated executive officer compensation objectives. The majority of the compensation of each executive officer is variable and at risk. We consider compensation to be “at risk” if it is subject to performance-based payment or vesting conditions or if its value depends on share price appreciation.

Compensation of our executive officers generally consists of annual base salary, annual cash incentives and annual equity-based compensation. As required by the Israeli Companies Law, 5759-1999 (the “Israeli Companies Law”), we have adopted a Compensation Policy for Executive Officers and Directors (the “Compensation Policy”), which is presented for shareholder approval at least every three years. Under the Compensation Policy, our target range for the pay mix between the annual base salary, annual cash incentives and annual equity-based compensation of our executive officers is as follows:

•	Base salary, 10%–30%;

•	Annual target cash incentives, 15%–30%; and

•	Annual target equity-based compensation, 40%–75%.

The target ranges express the optimal pay mix in the event all performance measures are achieved at target levels, and assume all compensation elements are granted with respect to a given calendar year. Performance that is lower than target levels or exceeds target levels in any given calendar year may result in a payout in different percentages than those described above.

The target pay mix supports the core principles of our executive officer compensation philosophy of compensating for performance and aligning executive officers’ interests with those of Teva and its shareholders, by emphasizing short- and long-term incentives that fall within the ranges noted above.

Corporate Governance Practices

As part of the efforts of the Compensation Committee, to ensure that our compensation program, which includes our policies and practices, aligns our executive officers’ interests with those of Teva and its shareholders, the Compensation Committee assesses the effectiveness of our compensation program periodically, and reviews risk mitigation and governance matters. We do this by maintaining the following best practices:

	What We Do		What We Don’t Do
✓	Adopt a Compensation Policy that is approved by shareholders	X	No immediate vesting (“single trigger”) of equity-based awards if awards are assumed or substituted in connection with a change in control; following a change-in-control, equity-based awards would only accelerate and vest in the event of a subsequent qualifying employment termination (“double trigger”)
✓	Align pay and performance	X	“No hedging policy” regarding our shares applicable to directors and executive officers
✓	Review compensation data from peers whose industry, revenues, and global footprint share similarities with Teva	X	“No pledging policy” limiting the pledging of shares applicable to directors and executive officers
✓	Use equity for long-term incentive awards with mandatory minimum vesting periods	X	No guaranteed performance bonuses
✓	Maintain an appropriate balance between short and long-term compensation which discourages short-term risk taking at the expense of long-term results	X	No repricing or backdating of share options
✓	Cap annual cash incentive payouts, annual equity grant values at target, and earned PSUs	X	No discounted share options
✓	Require executive officers to comply with our share ownership guidelines	X	No highly leveraged incentive plans that encourage excessive risk taking
✓	Maintain a clawback policy designed to recoup incentive compensation paid to executive officers based on erroneously prepared financial statements	X	No excise tax gross-up provisions in employment agreements
✓	Engage an independent compensation advisor to the Compensation Committee, who performs no other consulting work for Teva
✓	Conduct annual risk assessments of our compensation program

U.S. Domestic Issuer Status

Effective January 1, 2018, we began filing periodic reports and registration statements with the SEC as a U.S. domestic issuer, after we determined that, as of June 30, 2017, we no longer qualified as a foreign private issuer under SEC rules. As a U.S. domestic issuer, we must now, for the first time, make our SEC filings under the rules applicable to U.S. domestic issuers, and must include certain disclosures that were not previously required, including this Compensation Discussion and Analysis. In addition, the determination and presentation of executive compensation amounts for NEOs contained within this Executive Compensation section follows SEC and applicable accounting requirements, which differ from the determination and presentation methodologies that were permitted by, and that we have used previously in, prior Annual Reports filed on Form 20-F and other disclosures and filings. For example, certain elements of compensation in this Executive Compensation section are reported based on the year with respect to which they were granted or earned, not for periods with respect to which they were accrued or expensed for accounting purposes (as was the case in our prior Annual Reports filed on Form 20-F). This applies, for example, to amounts in respect of equity compensation in the Summary Compensation Table, which are now calculated based on grant date fair value and not calculated based on compensation expense as accrued for accounting purposes, as reflected in our prior Annual Reports filed on Form 20-F.

Compensation-Related Requirements of the Israeli Companies Law

As approved at our 2016 annual general meeting of shareholders, and as required by the Israeli Companies Law, we have adopted a Compensation Policy regarding the terms of office and employment of our “office holders” (as defined under the Israeli Companies Law, which includes directors, the CEO, other executive officers and any other managers directly subordinate to the CEO), including cash compensation, equity-based awards, releases from liability, indemnification and insurance, severance and other benefits (the “Terms of Office and Employment”). Each of our NEOs is (or was, while employed by us) an “office holder” within the meaning of the Israeli Companies Law. The Compensation Policy is reviewed from time to time by the Compensation Committee and Board to ensure its alignment with our compensation philosophy and to consider its appropriateness for Teva and is required to be brought at least once every three years to our shareholders for approval.

Pursuant to the Israeli Companies Law, arrangements between Teva and its office holders must generally be consistent with the Compensation Policy. However, under certain circumstances, we may approve an arrangement that is not consistent with the Compensation Policy, if the arrangement is approved by a majority of our shareholders, provided that (i) the majority includes a majority of the votes cast by shareholders who are present and voting (abstentions are disregarded) who (A) are not controlling shareholders and (B) do not have a personal interest in the matter, or (ii) the votes cast against the arrangement by shareholders who are not controlling shareholders and who do not have a personal interest in the matter who were present and voted constitute two percent or less of the voting power of the Company (a “special majority”). Under certain circumstances, if the Compensation Policy is not approved by the shareholders, the Compensation Committee and the Board may nonetheless approve such policy.

In addition, pursuant to the Israeli Companies Law, the Terms of Office and Employment generally require the approval of the Compensation Committee and the Board. The Terms of Office and Employment as applicable to directors further require the approval of the shareholders by a simple majority. The Terms of Office and Employment with respect to a CEO generally require the approval of the shareholders by the special majority referenced in the immediately preceding paragraph. Pursuant to regulations promulgated under the Israeli Companies Law, shareholder approval is not required with respect to Terms of Office and Employment granted to a director or a CEO for the period following his or her appointment until the next general meeting of shareholders, provided these terms are (i) approved by the Compensation Committee and the Board, (ii) consistent with the Compensation Policy and (iii) on similar or less favorable terms than those of the person’s predecessor. In addition, under certain circumstances, shareholder approval is not required with respect to the Terms of Office and Employment of a candidate for CEO if the Compensation Committee determines that the engagement will be frustrated if the approval is pursued, provided that the terms are consistent with the Compensation Policy. This provision was followed in the recruitment of our President and CEO, Kåre Schultz.

Under certain circumstances, if the Terms of Office and Employment of office holders who are not directors are not approved by the shareholders, where such approval is required, the Compensation Committee and the Board may nonetheless approve such terms. In addition, non-material amendments of the Terms of Office and Employment of office holders who are not directors may be approved by the Compensation Committee only and non-material amendments of the Terms of Office and Employment of office holders who are not directors and excluding the CEO may be approved by the CEO only, provided such approvals are permitted under the Compensation Policy and consistent therewith. Accordingly, for as long as not otherwise determined by the Compensation Committee and the Board, our President and CEO is currently authorized to approve benefits and perquisites for any other executive officer with respect to any calendar year, provided that it does not exceed the value of such executive officer’s one month base salary.

Compensation Proposal Results and Shareholder Feedback

We pay careful attention to any feedback we receive from our shareholders about our executive compensation program. Although we have not been subject to the requirement for a shareholder advisory vote on our executive compensation program (“say-on-pay”) in the past, we have historically received high levels of support from our shareholders on executive compensation matters, including the approval of our Compensation Policy. At our 2017 annual meeting of shareholders, the votes on executive compensation matters received the following levels of support:

•	Approval of Teva’s 2017 Executive Incentive Compensation Plan–91%

•	Amendment to the 2015 Long-Term Equity-Based Incentive Plan to increase the number of shares available for issuance thereunder–87%

•	Approval of the compensation of Dr. Sol J. Barer as Chairman of the Board–92%

•	Approval of the terms of office and employment of Dr. Yitzhak Peterburg as Interim President and CEO–87%

•	Approval of a membership fee for directors serving on special or ad-hoc committees–91%

The Compensation Committee believes these results demonstrate strong shareholder support for our executive compensation program. While we received such support for our compensation proposals at our 2017 annual general meeting, the Compensation Committee continued to work to enhance our executive compensation program to further align with shareholder interests. When making compensation decisions for our executive officers, the Compensation Committee will continue to consider the outcome of votes on compensation-related matters and feedback from shareholders.

II. Compensation Philosophy and Objectives

To remain competitive, we must attract and retain highly talented professionals with the necessary skills and capabilities to promote creativity and manage global operations. Due to our unique position as an Israeli company with an extensive global footprint, we aim to adopt compensation policies and practices that match those of similar global companies, while complying with applicable local laws and policies.

We are also committed to transparent and ethical business practices. Maintaining high standards of corporate governance and legal compliance are key factors in our success. This allows us to create long-term value for our shareholders as well as all of our other stakeholders, including employees, customers, suppliers and, above all, patients worldwide.

Our executive officer compensation philosophy also values the following principles:

•	promotion of our goals and supporting our business strategy and work plan;

•	paying executive officers equitably relative to one another based on their roles and responsibilities, educational background, skills, expertise, prior professional experience, achievements, seniority and location;

•	embedding a culture of strong performance with high integrity; and

•	encouraging good corporate governance and compliance practices.

Our objectives with respect to executive officer compensation, as summarized below, are designed to: (i) link pay to performance; (ii) align executive officers’ interests with those of Teva and its shareholders over the long-term; (iii) encourage balanced risk management; and (iv) provide a competitive compensation package that motivates our executive officers.

•	Pay-for-performance: We aim to incentivize our executive officers by creating a strong link between their performance and compensation. Therefore, a significant portion of the total compensation package provided to our executive officers is based on measures that reflect both our short- and long-term goals and performance, as well as the executive officer’s individual performance and impact on shareholder value. In order to strengthen this link, we define clear and measurable quantitative and qualitative objectives that, in combination, are designed to improve our results and returns to shareholders.

•	Alignment of executive officers’ interests with those of Teva and its shareholders: In order to promote retention and motivate executive officers to focus on long-term objectives and the performance of Teva’s shares, a significant portion of the compensation packages of our executive officers is granted in the form of equity-based compensation, which creates a direct link between the interests of executive officers and the interests of Teva and its shareholders.

•	Risk management: Compensation is structured in a manner that creates an incentive to deliver high performance (both short- and long-term) while taking into account our compliance and risk management philosophy and avoiding undue pressure on executive officers to take excessive risks, thereby encouraging a balanced and effective risk-taking approach. Our compensation elements are designed with this in mind, by including mechanisms that reduce incentives to expose Teva to imprudent risks that may harm the Company or our shareholders in the short- and long-terms. This is achieved by using tools such as (i) placing maximum limits on short- and long-term incentives; (ii) measuring performance with key performance indicators that are designed to reduce incentives to take excessive risks; (iii) using compensation vehicles with diverse performance measures; (iv) granting a mix of equity-based compensation types that have long-term vesting schedules, which tie the awards to a longer performance cycle; and (v) requiring clawback of compensation payments in certain circumstances.

•	Competitiveness: We compete with global companies to attract and retain highly talented professionals with the necessary capabilities to promote creativity, encourage high achievement, manage our complex business and worldwide operations and execute our strategy. For these reasons, the total compensation package for our executive officers is generally targeted at the median range of the peer group, which includes global pharmaceutical companies, as well as other companies which compete with Teva for similar talent, and may also include companies in the relevant geographical locations. Executive officers’ total compensation may deviate from the target level as required to attract or retain certain individuals or reflect their respective characteristics or performance.

III. Compensation Determination Process

•	The Compensation Committee and the Board design the executive compensation program with the intention of accomplishing the goals of linking pay to performance and creating alignment with Teva and its shareholder interests and also retaining and motivating a qualified executive team to provide strategic leadership and business continuity. In determining executive compensation, the Compensation Committee obtains input and advice from independent compensation consultants as applicable and reviews recommendations from our CEO with respect to the performance and compensation of our other executive officers. The Board, upon recommendation from, and following approval of, the Compensation Committee, reviews and approves compensation and performance awards of the CEO and executive officers. The Compensation Committee and the Board consider financial, operational and share price performance to determine appropriate executive compensation parameters.

Key Participants

The roles and responsibilities of all parties involved with the compensation determination process are set forth below:

Role	Responsibilities
Shareholders

•  Approve the Compensation Policy as required under the Israeli Companies law, including caps and thresholds for cash incentives and target equity, and any changes thereto, at least once every three years

•  Cast advisory vote on proposal(s) regarding executive compensation under U.S. law

•  Approve any compensation that deviates from the Compensation Policy

•  Approve compensation of the CEO

•  Approve compensation of directors

•  Approve equity plans, material changes to equity plans and share reserve increases

•  Provide direct feedback and input to Teva and our Board

Board of Directors

•  Evaluate performance of the CEO and executive officers, including the NEOs

•  Review and approve (subject to shareholder approval in certain cases):

•  Equity plans, material changes to equity plans and share reserve increases

•  Executive compensation, with input and recommendation from, and prior approval of, the Compensation Committee

•  Changes to the Compensation Policy

Human Resources and Compensation Committee

•  Consider all factors and shareholder feedback to help align our compensation program with the interests of Teva and our shareholders and long-term value creation

•  Review and approve (subject to Board approval in certain cases):

•  Executive compensation including adjustments to executive officers’ base salary, target cash incentives and equity compensation, as well as other components of compensation

•  Establishment of performance-based metrics and goals under the annual cash incentive plan and associated with PSUs

•  Achievement of performance-based goals under the annual cash incentive plan and associated with PSUs

•  Equity plans and awards

•  Compensation Policy and its adequacy (periodically)

•  The CD&A and the compensation tables and accompanying narrative descriptions

Independent Compensation Consultant

•  Provide advice to the Compensation Committee regarding our executive compensation program, including:

•  Input on pay philosophy, best practices and market trends

•  Selection of peer group

•  Executive compensation practices and levels at peer group companies

•  Design of annual cash incentive plan and equity plans

•  Review and provide an independent assessment of the data and materials presented by management to the Compensation Committee

•  Participate in Compensation Committee meetings as requested

CEO

•  Evaluate the performance of other executive officers, including the other NEOs, and recommend adjustments to base salaries, annual cash incentive plan and long-term equity compensation

•  Develop business goals, which are taken into account by the Compensation Committee and Board in the design of our executive compensation program

Role of Independent Compensation Consultant

The Compensation Committee has retained Pay Governance LLC as its independent compensation consultant to provide advice on the compensation of our executive officers. Pay Governance provides no other services to Teva. The Compensation Committee has assessed the independence of Pay Governance and concluded that the engagement of this firm does not raise any conflict of interest with Teva or any of its directors or executive officers.

Compensation Peer Group and Peer Selection Process

As a part of setting the compensation of our CEO and executive officers, the Compensation Committee and the Board use comparative compensation information from a relevant peer group of companies (the “Peer Group”) as a data point.

The Compensation Committee selects the companies in the Peer Group, with the assistance of Willis Towers Watson, based on primary selection criteria including, but not limited to, the following:

•	Industry—Pharmaceutical sector/subsector

•	Company size and diversity—$5 billion to $70 billion of revenues, market capitalization of more than $10 billion, and a similar number of employees as Teva

•	Geography—Global footprint and breadth, with focus on U.S. and European markets

The Peer Group has been constructed, in part, such that our revenues are generally in the middle of the range of the Peer Group companies. The Compensation Committee believes that the Peer Group companies also represent the companies with which we compete for talent. Periodically, the Compensation Committee reassesses the companies within the Peer Group and makes changes as appropriate, considering changes to the companies in the Peer Group, such as mergers and acquisitions and changes in our business.

The Compensation Committee and the Board consider data from the companies in the Peer Group to review the components and the total compensation of our CEO and executive officers relative to their counterparts at Peer Group companies, while also taking into consideration sustained performance, criticality of contributions to Teva and the executive officer’s role, skills, experience and development. The Compensation Committee and the Board use Peer Group data as a reference point for measurement, but Peer Group data is just one of several factors considered. The Compensation Committee retains discretion in determining the nature and extent of the use of Peer Group data.

The Peer Group established for setting 2017 compensation consisted of the following companies:

Company	Headquarters
AbbVie, Inc.	United States
Allergan Plc	Ireland
Amgen, Inc.	United States
Astellas Pharma, Inc.	Japan
AstraZeneca Plc	United Kingdom
Bayer AG	Germany
Bristol-Myers Squibb Co.	United States
Eli Lilly & Co.	United States
Gilead Sciences, Inc.	United States
GlaxoSmithKline Plc	United Kingdom
Merck & Co., Inc.	United States
Merck KGaA	Germany
Mylan NV	Netherlands
Novartis AG	Switzerland
Novo Nordisk A/S	Denmark
Pfizer Inc.	United States
Roche Holding AG	Switzerland
Sanofi	France
Takeda Pharmaceutical Co., Ltd.	Japan

	Revenues ($ in millions)	Market Cap ($ in millions)	Employees
Teva Pharmaceutical Industries Ltd. Percentile Rank	47th	16th	58th
Median	22,859	98,638	41,275

Internal Considerations

Internal fairness: As a global company with complex operations worldwide and with many of our executive officers and a majority of our employees located outside of Israel, we position our executive officer compensation on a competitive scale commensurate with each executive officer’s role and responsibilities. Due to the large variations in customary pay levels, compensation practices and mandatory compensation requirements among the jurisdictions in which executive officers and employees are located, the Compensation Committee and the Board believe that a meaningful comparison between executive officer compensation and the compensation of other employees should be made, taking into account the relevant geographic location in which the executive officer is located, the executive officer’s role and scope of responsibility and the relevant geographic location of employees under the executive officer’s area of responsibility. Therefore, in addition to external benchmarking, the Compensation Committee and the Board review relevant internal ratios between executive officer compensation and the compensation of other employees, including the average and median values of employee compensation in Israel and other relevant geographies and its potential effect on our labor relations.

Previous and existing compensation arrangements: When considering the compensation package of an executive officer, the Compensation Committee and the Board may consider the previous and existing compensation arrangements of such individual and his or her scope of responsibility.

In addition, see “—Additional Compensation Information—2017 Pay Ratio” set forth below.

Risk Considerations

While the Board has overall responsibility for risk oversight, each of the standing committees of the Board regularly assesses risk in connection with executing its responsibilities. Therefore, the Compensation Committee assesses the potential risks arising from our compensation program, policies and practices. The Compensation Committee coordinates with our legal, human resources and other departments, considers shareholder feedback and interests and consults with its compensation consultant. The Compensation Committee reviewed and discussed the assessment for 2017. The Compensation Committee determined that our compensation program, policies and practices do not create risks that are reasonably likely to have a material adverse effect on Teva.

IV. Components of Our Compensation Program

2017 Components in General

The Compensation Committee, Board and shareholders selected the components of compensation set forth in the chart below to achieve our stated executive officer compensation program objectives. The Compensation Committee and the Board review all components of the compensation of executive officers in order to verify that the executive officer’s total compensation is consistent with our compensation philosophy and objectives. The majority of the compensation of each executive officer is variable and at risk and subject to the achievement of performance goals in order to be earned.

Element	Description	Strategic Role
Base Salary	Fixed cash compensation Determined based on each executive officer’s individual skills, experience, performance, external market and internal equity	Base salaries provide stable compensation to executive officers, allow Teva to attract and retain competent executive talent and maintain a stable leadership team.

Short-Term Incentives: Annual Cash Incentives

Variable cash compensation, based on the level of achievement of quantitative and qualitative performance objectives that are pre-determined annually

Cash incentives are awarded only if performance against goals is at least 85% of target (90% for all CEOs)

Cash incentives are capped at a maximum of 200% of base salary if achievement level is at least 120% of performance goal (125% for the former CEO and former interim CEO)

Target cash award as a percentage of base salary is capped at 100% (140% for all CEOs)

Annual cash incentives are designed to ensure that our executive officers are aligned in reaching our short- and long-term goals; payout levels are determined based on actual financial and operational results, as well as individual performance.

Long-Term Incentives: Annual Equity-Based Compensation

Variable equity-based compensation

Maximum monetary grant value of the annual equity award is $6.0 million at target for the CEO and $3.5 million at target for executive officers

Performance Share Units (PSUs): Restricted share units that are earned

Equity-based compensation is used to foster a long-term link between executive officers’ interests and the interests of Teva and its shareholders, as well as to attract, motivate and retain executive officers for the long-term.

Element	Description	Strategic Role

only upon the attainment of pre-established 3-year performance goals, with a relative TSR modifier

Awards earned only if corporate performance against goals is at least 85% of target

Awards capped at 200% of target number of shares if achievement level is at least 120% of performance goal

Restricted Share Units (RSUs): Restricted share units that are time-based

Share Options: Right to purchase shares at a price equal to the share price on the grant date that vest during a specified period

Base Salary

Purpose: Base salaries provide stable compensation to executive officers, allow Teva to attract and retain competent executive talent and maintain a stable leadership team. Base salaries vary among executive officers, and are individually determined according to each executive officer’s areas of responsibility, role and experience, based on a variety of considerations, including:

•	Professional background: Factors such as education, skills, expertise, professional experience and achievements are considered.

•	Competitiveness: The base salary of executive officers is evaluated for competitiveness by considering external information with respect to the Company’s peer group selected based on such factors among others as Teva’s size, global footprint, nature of activities and competitors for similar talent, as well as the relevant geographic location.

•	Internal fairness: The variation in the relative base salary among executive officers is designed to reflect the differences in position, education, scope of responsibilities, location, previous experience in similar roles and contribution to the attainment of our goals.

Adjustments to base salary: The Compensation Committee and the Board may periodically consider and approve base salary adjustments for executive officers. The main considerations for a salary adjustment are similar to those used in initially determining base salary, but may also include a change of role or responsibilities, recognition for professional achievements, regulatory or contractual requirements, budgetary constraints or market trends. The Compensation Committee and the Board also consider the previous and existing compensation arrangements of the executive officer whose base salary is being considered for adjustment.

Annual Cash Incentives

Purpose: The annual cash incentive component aims to ensure that our executive officers are aligned in reaching our short- and long-term goals. Annual cash incentives are designed to provide a significant pay-for-performance element of our executive compensation package.

Annual cash incentives: Payout eligibility and levels of individual annual cash incentives are determined based on actual financial and operational results, as well as individual performance. Following approval of the

Company’s annual operating plan each calendar year, the Compensation Committee and the Board, following the CEO’s recommendations, determine the performance measures, taking into account our short- and long-term goals, as well as our compliance and risk management policies. The Compensation Committee and the Board may also determine any applicable super-measures that must be met for entitlement to the annual cash incentive (all or any portion thereof) and the formula for calculating any annual cash incentive payout, with respect to each calendar year, for each executive officer.

In special circumstances, as determined by the Compensation Committee and the Board (e.g., regulatory changes and significant changes in our business environment), the Compensation Committee and the Board may modify the objectives and/or their relative weights during the calendar year.

Parameters: Individual annual cash incentive parameters are determined by the Compensation Committee and the Board, taking into account our short- and long-term goals, as well as our risk management policy.

•	Thresholds: Achievement of less than 85% of an executive officer’s performance measures (or 90% with respect to the CEO) in a given calendar year calculated on a weighted average basis will not entitle the executive officer to an annual cash incentive.

•	Target incentive: The target incentive, which is the annual cash incentive amount that an executive officer will be entitled to receive upon achievement of 100% of his or her performance measures, is up to 100% of the executive officer’s annual base salary (other than with respect to the CEO). The target incentive for the CEO is up to 140% of the CEO’s annual base salary.

•	Maximum incentive: The maximum incentive, which is the maximum annual cash incentive amount that an executive officer, including the CEO, will be entitled to receive upon achievement of at least 120% of his or her performance measures for any given calendar year, will not exceed 200% of the executive officer’s annual base salary.

•	Payout formula: The formula for calculating the annual cash incentive payout with respect to each calendar year refers to the target and maximum incentive and applicable thresholds and super-measures. The formula may result in a partial annual cash incentive payout in the event that an executive officer achieves less than 100% (but no less than 85%, and with respect to the CEO, no less than 90%) of his or her performance measures.

•	Super-measures: The Compensation Committee and the Board may determine one or more additional mandatory requirements that must be met to receive the annual cash incentive (all or any portion thereof) with respect to each calendar year. The super-measures may be determined as an absolute parameter (e.g., operating profits, revenues and earnings per share (“EPS”)) and/or as a parameter that is relative to a peer group (e.g., a comparison of Teva’s EPS to the peer group EPS, or Teva’s total shareholder return (“TSR”) to the peer group TSR).

•	Budget: The Compensation Committee and the Board may set an annual budget for annual cash incentives awarded to executive officers. In special circumstances, as determined by the Compensation Committee and the Board (e.g., regulatory changes and significant changes in our business environment), the Compensation Committee and the Board may amend or modify the budget during the applicable period.

The annual cash incentive parameters are intended to drive motivation and performance higher, while the maximum payout ceiling provides a risk management mechanism that assists in protecting Teva from excessive risk taking to achieve short-term results that could expose us to risk in the long-term, and aligns target setting with our pre-defined risk profile.

In the event of an executive officer’s termination of service or employment where such executive officer served Teva for less than 12 months, he or she will not be entitled to an annual cash incentive, unless otherwise determined by the Compensation Committee and Board.

2017 Annual Cash Incentives

As provided in our Compensation Policy, annual cash incentives are designed to ensure that our executive officers are aligned in reaching our short- and long-term goals. Annual cash incentives are therefore a strictly pay-for-performance compensation element, as payout eligibility and levels are determined based on actual financial and operational company and business unit results, as well as individual performance.

As provided in our Compensation Policy and as described above, our annual cash incentive plan for our executive officers takes the form of cash awards that are earned based on one-year performance. This structure aligns our executive officers’ interests with those of our shareholders by providing incentives to the executive officers to achieve certain short-term financial and operational results established by the Board as vital to the execution of our business strategy.

For 2017, the Compensation Committee and the Board reviewed our company performance against our 2017 objectives in order to make determinations regarding whether any payouts were due under our 2017 executive officers’ annual incentive plan. Due to the fact that our financial results were significantly below our original financial targets for the year, the Compensation Committee and the Board determined not to make any payouts under the executive officers’ annual cash incentive plan for 2017. Below we provide additional information about the design and operation of the 2017 annual cash incentive plan for executive officers.

Annual Cash Incentive Calculation Methodology

Eligible Salary	X	Target Incentive %	X	Overall Performance Factor %	=	Annual Cash Incentive Payout

The amount of the annual cash incentive for the executive officers, including the CEO and our other NEOs, is determined as follows. First, the Compensation Committee determines a target cash incentive opportunity by taking the individual’s base salary and multiplying it by the individual’s target incentive percentage.

Second, for each of the Company-, business unit- and individual-level performance results, a weighted-average approach is used. As shown below, Company-level performance measures consist of financial measures and operational measures. Each component of the financial and operational measures has a weighting, and the Compensation Committee determines the aggregate Company-level weighted average performance relative to target. Similarly, for business-unit level performance measures, each component is assigned a weighting, and the Compensation Committee determines the aggregate business-unit level weighted average performance relative to the target (except for the CEO, whose annual cash incentive is determined based on only Company- and individual-level measures). Finally, for individual-level measures, the Compensation Committee determines the individual performance rating based on achievement of individual goals.

Third, the Compensation Committee determines an overall performance factor. The Compensation Committee determines this overall performance factor by calculating the weighted average of the performance factors for Company-, business unit- and individual-level performance. There are slightly different potential factors for the CEO and the other executive officers, as described below. If the overall performance factor is below the overall threshold, then the performance factor will be zero (and the individual will not receive an annual cash incentive). If the overall performance factor is between the overall threshold and overall maximum, the individual’s overall performance factor will be determined by linear interpolation. If the overall performance factor is above the maximum, the maximum performance factor will be used.

Finally, the Compensation Committee takes the target cash incentive opportunities of the executive officers, including the CEO, and multiplies them by the applicable overall performance factor of the person to determine the actual cash incentive to be paid. The Compensation Committee then approves and presents the Company-, business unit- and individual-level achievement relative to target performance measures, the calculation of performance factors and the determination of incentive amounts to the Board for its review and approval.

The Compensation Committee and the Board established the following performance measure categories and weightings for 2017:

CEO

Category	Weighting	Additional Weighting
Company	80%	70% Financial
		30% Operational
Individual	20%

Other Executive Officers

Category	Weighting	Additional Weighting
Company	60%	70% Financial
		30% Operational
Business Unit	20%	Commercial Units: 50% Financial (minimum)
		Global Functions: 100% Operational
Individual	20%

Company-Level: Financial Measures: The Compensation Committee and the Board believe that financial measures are key performance indicators of the present and future prospects of our business and key drivers of shareholder value, and selected the following financial measures for use in the annual cash incentive program:

•	Net revenue, which is determined using net revenue as reported in our audited financial statements, subject to adjustment for currency fluctuations, is a leading indicator of corporate performance and value creation and represents top line growth.

•	Non-GAAP Earnings Per Share (“EPS”), calculated as net income attributable to ordinary shareholders divided by the weighted average number of shares outstanding (fully diluted), is a measure of income and represents profitable growth. It focuses managers on expense control in addition to revenues and is viewed as a strong indicator of sustained performance over the short and long-term.

•	Free Cash Flow, calculated as the cash generated by Teva from operational activity after deducting investment in capital expenditures such as buildings or equipment, serves to focus employees on generating cash in the short and long-term to fund operations. It focuses managers on expense control in addition to revenues and on improvement in working capital. We adjust our free cash flow measure to exclude legal settlements.

The Compensation Committee and the Board used non-GAAP measures as performance metrics in structuring our annual cash and long-term equity incentive programs. The use of these measures is not intended to replace comparable GAAP measures as set forth in our consolidated financial statements. We believe that these non-GAAP measures are helpful to management and investors as measures of operating performance because they exclude various items that do not relate to or are not indicative of operating performance. Please see “Item 7—Management’s Discussion and Analysis—Supplemental Non-GAAP Income Data” for reconciliations of these measures to the most directly comparable GAAP measures and other required disclosures.

The table below shows Company-level financial performance measures and their weightings approved by the Compensation Committee and the Board for the 2017 annual cash incentive plan:

Financial Measure	Weighting
Net Revenue	20%
Non-GAAP EPS	25%
Free Cash Flow	25%

Company-Level: Operational Measures: Of the 80% (CEO) or 60% (other executive officers) of performance measures that are set at the Company level, operational metrics constituted 30% of those respective amounts. The Compensation Committee and the Board believe that operational measures represent key steps on the path to achieving short and long-term strategic objectives and value creation. For 2017, the Compensation Committee and the Board selected operational measures as follows:

Operational Measure	Description	Weighting
Value Generation	Achieving certain critical specialty products business milestones and achieving certain gross profit levels from new launches of generic products	15%

Product Quality, Safety and Compliance	Quality: Achieving goals related to the quality of our products, including the outcome of regulatory authority audits	15%
	Safety: Achieving goals related to the nature of environmental, health and safety (“EHS”) events
	Compliance: Achieving goals related to our compliance program

Business Unit Level: Of the 20% of performance measures that are set at the Business Unit level for executive officers (other than the CEO), the commercial business units have measures that include the following components:

•	Financial (50% or more)

•	Net revenue

•	Profitability

•	Operating profit before general and administrative expenses and R&D costs

•	Operational

•	Product launches

•	Customer service

•	Quality and Safety

•	R&D

•	Corporate Initiatives

The global function units, such as Finance, Human Resources and Legal, have operational measures that include components specific to their nature.

Individual Level: The remaining 20% of the measures under the annual cash incentive plan are individual performance measures established by the Compensation Committee and the Board early in the year in the following areas:

•	Strategy

•	Collaboration

•	Culture

•	Leadership

Strategy measures are primarily related to key planned strategic actions, such as transformation. Collaboration, culture and leadership measures are generally related to cross business unit collaboration, talent development and building organizational capability, and personal development. The Compensation Committee and the Board evaluate performance with respect to the individual measures using a rating system that equates to a level of performance, which is then used as a component for determination of the overall performance factor.

Overall Performance Factor: The Compensation Committee and the Board then determine the weighted average of the performance factors for Company-, business unit- and individual-level performance. Based on the weighted average performance, the overall performance factor is then determined based on the following table for each executive officer, and for the CEO, the former CEO and the former interim CEO:

Level of Achievement of Objectives	Weighted Average % Achievement of Category Measures (1)(2)	Overall Performance Factor: Potential Annual Cash Incentive as a % of Annual Base Salary
Threshold	85% (90% for CEOs) and below	No annual cash incentive payment

Target	100%	100% (140% for CEOs)

Maximum Cash Incentive	120% (125% for former CEO and former interim CEO)	200%

(1)	Payouts for performance for the CEO and former CEOs are determined linearly based on a straight line interpolation of the applicable payout range (i.e., 14% for each percentile change in performance between threshold and target, 2.4% for each percentile change in performance between target and maximum for former CEOs, and 3% for each percentile change in performance between target and maximum for the current CEO). No additional payout is made for performance achievement in excess of 125% for former CEOs and 120% for the current CEO.
(2)	Payouts for performance for other executive officers are determined linearly based on a straight-line interpolation of the applicable payout range (i.e., 6.67% for each percentile change in performance between threshold and target and 5% for each percentile change in performance between target and maximum). No additional payout is made for performance in excess of 120% achievement of the performance criteria.

As described above, the Compensation Committee and the Board reviewed our company performance against our 2017 objectives. Due to the fact that our financial results were significantly below our original financial targets for the year, the Compensation Committee and the Board determined not to make any payouts under the executive officers’ annual cash incentive plan for 2017.

The table below sets forth the calculation of the annual cash incentive plan for our interim CEO, CEO, and other NEOs which is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table presented in this Executive Compensation section.

Name	Eligible Base Salary ($)	Target Annual Cash Incentive (% of Base Salary)	Target Award ($)	Overall Performance Factor	Payout ($)	Cash Incentive Payout as a % of Base Salary
Current NEOs
Kåre Schultz	$2,000,000	140%	$2,800,000	0%	$0	0%
Michael McClellan (1)	$219,519	100%	$219,519	0%	$0	0%
Dr. Carlo de Notaristefani	$836,400	100%	$836,400	0%	$0	0%
Dr. Hafrun Fridriksdottir (1)	$630,577	100%	$630,577	0%	$0	0%
Mark Sabag	$604,637	100%	$604,637	0%	$0	0%

Former NEOs
Erez Vigodman (2)	N/A	N/A	N/A	N/A	N/A	N/A
Dr. Yitzhak Peterburg (1)	$1,199,750	140%	$1,679,650	0%	$0	0%
Eyal Desheh (3)	$408,300	100%	$408,300	0%	$0	0%
Dr. Rob Koremans (4)	$783,215	100%	$783,215	0%	$0	0%
Dr. Michael Hayden (4)	$1,071,000	100%	$1,071,000	0%	$0	0%

(1)	The payouts for Mr. McClellan, Dr. Fridriksdottir and Dr. Peterburg would have been pro-rated based on the partial period of the year during which they held their positions as NEOs. The eligible base salaries above reflect the portion of their respective salaries that would have been used for executive officer annual incentive plan calculation purposes. Mr. McClellan and Dr. Fridriksdottir were also eligible for a cash incentive payout under the non-executive officer annual incentive plan in respect of their service during 2017 prior to becoming executive officers. They did not receive a payout under this plan for 2017.
(2)	Mr. Vigodman was not eligible for a cash incentive in 2017.
(3)	Mr. Desheh was eligible for a pro-rated cash incentive based on the partial period of the year that he held his position pursuant to his employment agreement. The eligible base salary above reflects the portion of his salary that would have been used for annual incentive plan calculation purposes.
(4)	Dr. Koremans and Dr. Hayden were eligible for a full annual incentive plan award as they were supporting the transition through end of year.

Equity-Based Compensation

Purpose: Equity-based compensation is intended to reward future performance, as reflected by the market price of our shares and/or other performance criteria, and is used to foster a long-term link between executive officers’ interests and the interests of Teva and its shareholders, as well as to attract, motivate and retain executive officers for the long-term by:

•	providing executive officers with a meaningful interest in Teva’s share performance;

•	linking equity-based compensation to potential and sustained performance; and

•	spreading benefits over a longer performance cycle through the vesting period mechanism.

Equity-based awards: Equity-based awards are generally granted to executive officers on an annual basis, and at other times as the Compensation Committee and the Board deem appropriate, including for newly hired or promoted executive officers or due to special retention needs. Notwithstanding the foregoing, the Compensation Committee and the Board may determine with respect to a specific year that no equity-based awards will be granted to all or any particular executive officers.

Parameters: Equity-based awards are granted pursuant to Teva’s 2015 Long-Term Equity-Based Incentive Plan, and/or any other long-term incentive plan(s) that we may adopt in the future, and generally on terms and conditions provided for therein and as determined by the Compensation Committee and the Board, provided that any such terms and conditions are consistent with the following:

•	Performance-based equity awards: The amount and/or vesting of performance-based awards are subject to achievement of pre-determined performance criteria. Performance measurement periods for performance-based equity awards are for specified periods that express the long-term performance goals that we seek to achieve. Following the performance measurement period, additional time-based vesting requirements may also apply. The performance vesting criteria for performance-based equity awards are based on measurable performance criteria, such as financial and/or non-financial parameters, which may be determined as an absolute parameter (e.g., EPS, TSR, share price and strategic goals) and/or a parameter that is relative to a peer group (e.g., ratio of Teva’s TSR to the peer group TSR). These types of awards may include performance share units, shares and/or other share-based awards.

•	Time-based equity awards: Equity-based awards structured as time-based awards (aimed to reward long-term performance, as reflected by the market price of Teva shares) include a time-vesting period. Time-based equity awards have an overall exercise term of several years, structured in order to retain executive officers and maintain their commitment to increasing Company and shareholder value over the long-term. These types of awards may include share options, restricted stock, restricted share units and/or other share-based awards.

•	Vesting of equity-based awards: The minimum vesting period of all equity-based awards, other than performance share units (if granted), is two years from the date of grant. The minimum vesting period of performance share units (if granted) is three years from the date of grant.

The monetary grant value of executive officers’ equity-based awards is determined by the Compensation Committee and the Board, taking into account, among other things, our pay mix targets, the desired mix of equity-based vehicles, the executive officer’s contribution to Company performance, desired competitive compensation levels and dilution or pool limits. When establishing the monetary grant value, the Compensation Committee and the Board also determine the mix of equity-based vehicles for each grant, which may include various types of time-based and performance-based equity-based vehicles, such as share options, restricted share units, performance share units and/or other share-based awards. The value of each type of equity-based vehicle is determined in accordance with accepted valuation and accounting principles, as they apply to the relevant type of equity-based vehicle, and might differ from the value determined for other purposes.

The mix of equity-based vehicles and the relative weight assigned to each type of equity-based vehicle out of the total equity-based grant is structured to enhance the executive officers’ commitment to increasing Company and shareholder value and is designed to encourage balanced and effective business risk-taking. The Compensation Committee and the Board may change the distribution and elements of the equity mix from time to time.

Caps on equity-based compensation:

•	Equity budget: The Compensation Committee and the Board may set an annual budget for annual equity-based compensation granted to executive officers, based on the CEO’s recommendation. The CEO also recommends how to allocate the annual equity budget among the other executive officers, subject to approval by the Compensation Committee and the Board. In circumstances determined by the Compensation Committee and the Board (e.g., regulatory changes or significant changes in our business environment), the Compensation Committee and the Board may amend or modify the budget during the applicable period.

•	Cap at grant date: The maximum monetary grant value of the annual equity-based compensation granted to the CEO shall not exceed $6.0 million at target and to any other executive officer $3.5 million at target.

•	Cap at exercise date: The Compensation Committee and the Board may from time to time consider determining a cap for the benefit deriving from the exercise of equity-based compensation.

2017 Long-Term Equity Incentives—Annual Grant

As described above, the Compensation Committee and the Board intend for long-term equity-based compensation to reward executive officers based on our future performance, as reflected by the market price of Teva’s shares, to foster a long-term link between executive officers’ interests and the interests of Teva and its shareholders, as well as to attract, motivate and retain executive officers for the long-term by:

•	providing executive officers with a meaningful interest in our share performance;

•	linking equity-based compensation to potential and sustained performance; and

•	spreading benefits over a longer performance cycle through the vesting period mechanism.

In making determinations about 2017 long-term equity incentive grants to executive officers, the Compensation Committee and the Board considered, among other things:

•	sustained performance;

•	criticality of contributions to Teva;

•	comparison against our Peer Group;

•	role, skills, experience and development;

•	internal fairness among executive officers; and

•	pay mix.

The sizes of the grants to executive officers vary based on the factors above. The portion of executive officer compensation that is composed of these equity vehicles is “at risk” and directly aligned with shareholder value creation.

For the 2017 long-term equity incentive grants to executive officers, the Compensation Committee and the Board used the terms and mix set forth in the following table:

Type of Long- Term Incentive Vehicle	Proportion of Long-Term Incentive Grant	Vesting Cycle	Performance Metrics (Weighting)	Rationale for Use of Performance Metric
Performance Share Units	33.3%	Three year cliff vesting	1) 2017-2019 Non-GAAP EPS (50%)	1) Leading indicator of profitability, expense control and sustained short and long-term performance.

			2) 2017-2019 Free Cash Flow (50%)	2) Serves to focus executive officers on generating cash in the short and long-term to fund operations; focuses executive officers on expense control and on improvement in working capital; and is an indicator of long-term shareholder value creation.
			3) 2017-2019 Relative TSR (Modifier)	3) Strong performance as measured by the other two operating metrics is fully rewarded only if it also results in above average shareholder returns.
Restricted Share Units	33.3%	Three annual tranches vesting on the second, third and fourth anniversaries of the date of grant	N/A	N/A

Share Options	33.3%	Three annual tranches vesting on the second, third and fourth anniversaries of the date of grant	N/A	N/A

The PSU performance measures were selected because (i) Free Cash Flow and Non-GAAP EPS focus management on metrics that align with our most critical strategic priorities of servicing debt, controlling expenses and improving profitability, (ii) relative TSR is an important measure for shareholders and (iii) they give recipients a clear line of sight into how executing on operating measures drives the achievement of performance and earning awards.

The Compensation Committee and the Board utilize RSUs to encourage ownership and retention while immediately aligning executive officers’ interests with those of our shareholders, and options are meant to focus executive officers on share price appreciation.

PSU Calculation Methodology

In connection with the 2017 PSU grants, the number of shares earned by the CEO, former interim CEO, and to the other executive officers will be determined in two steps as follows.

There are two performance measures, in step 1, 2017-2019 Non-GAAP EPS and 2017-2019 Free Cash Flow, each of which is weighted an equal 50%. For each of these two measures, the Compensation Committee determines the Company’s performance for the measure for the three-year period. The Company’s performance with respect to each measure is compared to the target for the measure, and the proportion of achievement is converted to a factor as set forth below.

Level of Achievement of Objectives(*)	% Achievement of Target	Earning Percentage
Threshold	Up to 85%	0%
Target	100%	100%
Maximum	120%	200%

(*)	Linear interpolation will be used to determine the applicable earning percentage.

The Compensation Committee then calculates the average of the earning percentages for the two performance measures.

In step two, this average of the earning percentages is multiplied by a modifier that has been determined based on our relative TSR performance for the three year period as set forth below. See “—III. Compensation Determination Process—Compensation Peer Group and Peer Selection Process” for a list of the peer group companies used for this purpose.

Level of Achievement of Relative TSR(*)	Relative TSR Ranking	Modifier
Threshold	Up to 25th percentile	80%
Target	50th percentile	100%
Maximum	100th percentile	120%

(*)	Linear interpolation will be used to determine the applicable modifier.

The product of (1) the average of the earning percentages and (2) the modifier is multiplied by the target number of PSUs granted to the CEO, former interim CEO, and to each of the executive officers, respectively, to determine the final number of shares earned by each individual, except that the number of shares to be issued may not exceed 200% of the target number of PSUs.

The Compensation Committee approves and presents the achievement relative to target performance measures, the calculation of the earning percentage and the TSR modifier, and the determination of the number of earned PSUs to the Board for its review and approval.

2017 Long-Term Incentive Award Values—Annual Grant

In connection with determinations of the appropriate level of annual equity grants for 2017, the Compensation Committee and the Board took into account the factors outlined above as well as information regarding the Peer Group. The Compensation Committee and the Board determined that it was consistent with our performance-based compensation philosophy and appropriate to structure the equity grants to executive officers such that (1) 33% are earned and vest only if the CEO and executive officers achieve specified levels of performance as measured by certain metrics, and (2) 67% are earned and vest over four years. The following table sets forth the 2017 annual award values approved by the Compensation Committee and the Board for the NEOs.

Name	PSUs ($) (1/3)	RSUs ($) (1/3)	Share Options ($) (1/3)	Total ($)
Current NEOs
Kåre Schultz	$1,999,998	$1,999,993	$2,000,009	$6,000,000
Michael McClellan (1)	N/A	$132,331	$132,329	$264,660
Dr. Carlo de Notaristefani	$866,657	$866,659	$866,688	$2,600,004
Dr. Hafrun Fridriksdottir	$499,979	$499,979	$500,047	$1,500,005
Mark Sabag	$533,310	$533,319	$533,375	$1,600,004

Former NEOs
Erez Vigodman (2)	N/A	N/A	N/A	N/A
Dr. Yitzhak Peterburg	$1,499,992	$1,499,999	$1,500,009	$4,500,000
Eyal Desheh	$666,666	$666,649	$666,686	$2,000,001
Dr. Rob Koremans	$833,326	$833,319	$833,361	$2,500,006
Dr. Michael Hayden	$666,666	$666,649	$666,686	$2,000,001

(1)	The long-term incentive award to Mr. McClellan was made prior to his appointment as Interim CFO in July 2017 pursuant to our program for non-executive officers.
(2)	Mr. Vigodman did not receive an equity grant in 2017.

Consistent with historical practice, the dollar value allocated to PSUs was converted to a number of units, based on the fair market value on the grant dates as determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. The dollar amount allocated to RSUs was converted to a number of shares using the fair market value on the grant date. The dollar amount allocated to share options was converted to a number of shares using the Black Scholes valuation method as of the grant dates.

2015-2017 Performance Share Unit Payout

In 2015, the Compensation Committee and the Board granted PSUs with performance-based vesting requirements for the three-year performance period 2015-2017. The threshold level of achievement was 90%, the target level of achievement was 100%, and the maximum level of achievement was 120% of the PSU performance goals as defined below, with a maximum payout of 150% of the target number of PSUs. Payouts for performance between threshold and target and between target and maximum were determined based on a straight-line linear interpolation of the applicable payout range (i.e., 10% for each percentile change in performance between threshold and target and 2.5% for each percentile change in performance between target and maximum).

The Compensation Committee and the Board set the three-year performance targets (“PSU Performance Goals”) for net revenues and non-GAAP operating profit at the beginning of 2015, subject to adjustment for the effect of changes in currency exchange rates. The Compensation Committee and the Board set these targets based on certain assumptions about our performance. Pursuant to the 2015 award agreements, the Compensation

Committee and the Board have the discretion to adjust (increase or decrease) the PSU Performance Goals and their relative weights if one or more of the following items of gain, loss, profit or expense, having a material impact on the PSU Performance Goals, is: (i) determined to be extraordinary, unusual or non-recurring in nature; (ii) related to changes in accounting principles under U.S. GAAP or tax laws; (iii) related to currency fluctuations; (iv) related to productivity initiatives or new business initiatives; (v) related to discontinued operations that do not qualify as a segment of business under U.S. GAAP; or (vi) attributable to the business operations or assets of any entity acquired or licensed by the Company during the fiscal year, to the extent the Compensation Committee or the Board, as applicable, determines that the adjustment is necessary or advisable to preserve the intended incentives and benefits of the PSUs, or if such adjustments were reflected in our public non-GAAP financial results.

In connection with evaluating our achievement of the 2015-2017 performance metrics, the Compensation Committee and the Board determined that in order for the PSU Performance Goals to operate as they were intended to, they would make adjustments by increasing the targets due primarily to the 2016 acquisition of Actavis Generics. The aggregate effect of these adjustments was an increase of approximately 16% in the net revenue target and an increase of approximately 22% in the non-GAAP operating profit target. For the performance period, our actual net revenue achievement was 91% and our actual non-GAAP operating profit achievement was 86%, resulting in a weighted average achievement of 88.5%. This level of achievement was below the threshold level of performance of 90%, resulting in no payout, a 122% decrease compared to what would have been if the upward adjustments had not been taken into account.

Weighting	Performance Metric	Target (100%) ($MM) Excluding FX Effect	Adjusted Target (100%) ($MM)	Actual Results ($MM)	% Achievement
50%	Net Revenue	58,654	67,992	62,045	91%
50%	Non-GAAP Operating Profit	17,557	21,461	18,406	86%
Weighted Average:					88.5%

Based on this outcome, the NEOs did not earn any Teva shares in respect of their 2015-2017 PSU awards:

Name	Target Award (# of PSUs)	Payout Factor	Final Award (# of PSUs)
Current NEOs
Kåre Schultz (1)	N/A	N/A	N/A
Michael McClellan (1)	N/A	N/A	N/A
Dr. Carlo de Notaristefani	16,838	0%	0
Dr. Hafrun Fridriksdottir (1)	N/A	N/A	N/A
Mark Sabag	12,628	0%	0

Former NEOs
Erez Vigodman (2)	30,869	0%	0
Dr. Yitzhak Peterburg (1)	N/A	N/A	N/A
Eyal Desheh (2)	16,838	0%	0
Dr. Rob Koremans (2)	17,773	0%	0
Dr. Michael Hayden (2)	17,773	0%	0

(1)	Because it was prior to their appointments as executive officers, we did not grant Mr. Schultz, Mr. McClellan, Dr. Fridriksdottir or Dr. Peterburg PSUs under the 2015 PSU plan.
(2)	Mr. Vigodman, Mr. Desheh, Dr. Koremans and Dr. Hayden were eligible for a 2015 PSU payout pursuant to the terms of their employment agreements as described below.

Performance, Promotion and Other One-Time Grants

In connection with a performance-based cash award earned by Dr. Fridriksdottir when she was an employee of Actavis Generics prior to its acquisition by Teva in 2016, we assumed the obligation to pay a cash incentive of $535,000 based on Actavis Generics shareholder return performance metrics. Also, pursuant to a legacy 2014 Actavis Generics retention plan that we also assumed, we fulfilled the assumed obligation under the plan by making payment of a $900,000 cash award to Dr. Fridriksdottir.

In connection with the promotion of Mr. McClellan to the position of Interim CFO in July 2017 (before his promotion to Executive Vice President, CFO in November 2017), we awarded Mr. McClellan a one-time promotion cash award of $202,500 in recognition of his increased responsibility. One-half of the award was paid in November 2017, and the remaining half was paid in February 2018. In order to secure the services of Mr. McClellan during a time of transition while he served as Interim CFO, we granted him 12,341 options, 4,091 RSUs, and a cash award totaling $67,500. One-half of the cash award will be paid in September 2018 and the remaining half will be paid in September 2019. The options and RSUs will vest in September 2019. All payments and vesting are subject to continued employment through the applicable vesting dates. These grants were part of a broader program to secure the services of key employees during a period of uncertainty for our Company.

In addition, in May 2017, we granted Dr. de Notaristefani 30,875 RSUs due to his significance and key role during the transition period and the importance of securing his services. The RSUs will vest in May 2019.

Information regarding the sign-on equity and cash grants for Kåre Schultz is provided in the leadership transitions section below.

Leadership Transitions

Appointment of Mr. Kåre Schultz as President and CEO

In September 2017, our Board successfully completed its global search process (with the assistance of a search firm) for our next President and CEO when it appointed Kåre Schultz to the position. In its search, the Board sought a leader with extensive global pharmaceutical experience and a strong track record in corporate turnarounds, as well as in driving growth and leading international expansion. Mr. Schultz is a seasoned leader in the health care industry with an extensive background leading global companies’ financial and restructuring initiatives.

Since 2015, and prior to his appointment as our President and CEO, Mr. Schultz served as the President and CEO of H. Lundbeck A/S, which he joined as the company was facing the loss of critical patents. Mr. Schultz conducted a top to bottom evaluation of the business and implemented a robust turnaround strategy that involved cutting operating costs while targeting new product launches. As a result of his leadership, H. Lundbeck A/S is on track to achieve all-time high revenue and earnings with significant stock price appreciation and increased market cap. Prior to joining Lundbeck, Mr. Schultz worked for nearly three decades at Novo Nordisk, where he served in a number of leadership roles, including Chief Operating Officer, Vice President in Product Supply and Director of Product Planning and Customer Services in the Diabetes Care Division.

Based on this outstanding profile, our Board selected Mr. Schultz as the best candidate to lead Teva presently and to participate in the establishment of, and steer the execution of, our strategic and operational goals. The Board appointed Mr. Schultz as President and CEO effective November 1, 2017, and he joined the Board at that time.

The terms of the employment agreement with Mr. Schultz were negotiated in order to induce him to accept the Board’s offer to become our President and CEO at this critical time, including relocation to our headquarters in Israel. The Board was mindful of the challenges currently facing our Company in its various business segments, product lines and markets, the advent of generic competition for one of our key branded specialty products, the fierce competition for talented executives in the pharmaceutical industry and the extreme pressure on, and vast duties of, the leader of an international organization of the size and complexity of Teva in approving the components of the compensation package, including the annual base salary, target annual incentive, annual equity grants, and inducement equity grants and cash awards to Mr. Schultz. The Board also took into account the difficulty not just in identifying an individual with the desired skills and experience, but also retaining the person throughout the period of transition and significant change being driven by the Board. Accordingly, the Board, with the assistance of its independent compensation consultant, developed a compensation package that considered pay structures for CEOs at peer companies, and which includes pay that depends on long-term Company performance as well as the opportunity to accumulate a significant ownership interest in Teva upon the creation of sustained shareholder value.

In light of all of these factors, we entered into an employment agreement with Mr. Schultz which provides for an initial employment term of five years, subject to automatic renewal for subsequent one-year periods (or until the second anniversary following a change in control of the Company, if later than the otherwise applicable term end date) until a notice of non-renewal is provided or other termination circumstances occur.

Under the employment agreement, Mr. Schultz received an annual base salary of $2 million, a performance-based target annual incentive opportunity equal to 140% of his annual base salary (and a maximum opportunity of 200% of his annual base salary), annual long-term equity incentives with a total target grant date fair value of $6 million with vesting terms similar to other senior executive officers, a meaningful portion of which are performance-based, and the same employee benefits as are provided to similarly situated senior executives of the Company.

Upon commencing employment on November 1, 2017, Mr. Schultz received the following sign-on equity awards over the five year term of the agreement, which are designed to align his interests with those of Teva and its shareholders over the long term (like our stock ownership guidelines to which he is subject): (i) a restricted share unit award with a grant date fair value of $5 million (as determined based on the closing price of Teva’s shares on the date prior to the announcement of Mr. Schultz’s hire), which will vest and settle in equal installments on the third, fourth and fifth anniversaries of the employment commencement date (the “Effective Date”); and (ii) two sign-on performance share unit awards, each with a target grant date fair value of $7.5 million (as determined based on the closing price of Teva’s shares on the date prior to the announcement of Mr. Schultz’s hire), which will be earned based on the achievement of performance goals related to the absolute increase in the price of Teva’s shares over three- and five-year periods following the Effective Date, which range from a 16% increase to a 158% increase for the three-year performance period and from a 28% increase to a 385% increase for the five-year period, and generally vest on the third, fourth and fifth anniversaries of the Effective Date (in the case of the award with a three-year performance period) and on the fifth anniversary of the Effective Date (in the case of the award with a five-year performance period). In addition, Mr. Schultz received a sign-on cash award of $20 million, which will vest and be paid in two equal installments three and six months following the Effective Date. In connection with his relocation to Israel, Mr. Schultz will also receive a housing reimbursement and certain relocation benefits.

As the grant date value of equity awards for accounting purposes depends on, among other things, stock price, the actual grant date fair values of these sign-on equity awards that appear in our Summary Compensation Table are lower than the intended target values described in the preceding paragraph since the number of units was set based on the closing price of Teva’s shares on the date prior to the announcement of Mr. Schultz’s hire, but the grant date fair value of the awards for accounting purposes were determined when they were actually granted. The Compensation Committee believed that fixing the number of units was appropriate and consistent with the aforementioned focus on aligning executives’ compensation with long-term shareholder value creation. See “—Additional Compensation Information—2017 Grant of Plan-Based Awards.”

Appointment of Mr. Michael McClellan as CFO; Previous Appointment as Interim CFO

Effective as of November 27, 2017, we entered into an employment agreement with Mr. McClellan. For the preceding two years, Mr. McClellan served as the Senior Vice President and CFO of Teva’s Global Specialty Medicines division. Prior to joining Teva, he was the U.S. CFO at Sanofi. The agreement provides that Mr. McClellan will be employed as Executive Vice President, CFO, until his death, disability, termination with or without cause or resignation with or without good reason. He will continue his international assignment in Amsterdam, Netherlands, and on or about September 1, 2018, he will relocate to our corporate headquarters in Israel. The agreement provides for an initial base salary of $700,000. Mr. McClellan is eligible to be considered for an annual cash incentive with a target of 100% of his then current base salary, and for equity-based awards under our equity compensation plan.

In July 2017, in connection with the promotion of Mr. McClellan to the position of Interim CFO (before his promotion to Executive Vice President, CFO in November 2017), we awarded Mr. McClellan a one-time promotion cash award of $202,500 in recognition of his increased responsibility. One-half of the award was paid in November 2017, and the remaining half was paid in February 2018. In order to retain the services of Mr. McClellan during a time of transition while he served as Interim CFO, we granted him 12,341 options, 4,091 RSUs, and a cash award totaling $67,500. One-half of the cash award will be paid in September 2018 and the remaining half will be paid in September 2019. The options and RSUs will vest in September 2019. All payments and vesting are subject to continued employment through the applicable vesting dates.

Appointment of Dr. Hafrun Fridriksdottir as Executive Vice President, Global R&D

On November 27, 2017, we appointed Dr. Hafrun Fridriksdottir as Executive Vice President, Global R&D. Since February 2017, she served as Executive Vice President, President of Global Generics R&D, after serving as Senior Vice President and President of Global Generics R&D since August 2016. Prior to joining Teva, Dr. Fridriksdottir served as Senior Vice President of Global Generics R&D of Allergan plc, where she held several positions of increasing responsibility in the Actavis group within Allergan.

On June 18, 2017, we entered into an employment agreement with Dr. Fridriksdottir. The agreement provides that Dr. Fridriksdottir will serve in a senior R&D position until her death, disability, termination with or without cause or resignation with or without good reason. The agreement provided for an initial base salary of $720,000. Dr. Fridriksdottir is eligible to be considered for an annual cash incentive (prorated for 2017 and under the applicable plan prior to being appointed an executive officer for the time period before such appointment), and for equity-based awards under our equity compensation plan.

Separation of former President and CEO Erez Vigodman

In February 2017, Erez Vigodman stepped down as President and CEO.

Pursuant to the terms of our employment agreement with Mr. Vigodman, in connection with his termination of employment, Mr. Vigodman was entitled to receive nine months’ notice, payments associated with termination as required pursuant to Israeli law, certain previously accrued obligations, and a payment that, together with severance amounts accumulated in his existing pension insurance funds, equals the product of twice his monthly base salary multiplied by the number of his years of service. Mr. Vigodman is also receiving an amount equal to eighteen times his monthly base salary in consideration for compliance with certain non-competition covenants.

Under his employment agreement, Mr. Vigodman is also entitled to continued vesting of equity-based awards for twelve months following termination and an extension of the exercise period of outstanding options for a period of ninety days after the twelve month period.

Appointment and Separation of Dr. Yitzhak Peterburg as Interim President and CEO

Dr. Yitzhak Peterburg served as Interim President and CEO from February 2017 until November 2017. Prior to that, Dr. Peterburg served as Chairman of the Board since January 2015. When Mr. Schultz began his service as President and CEO on November 1, 2017, Dr. Peterburg continued to serve as a member of our Board and then resigned from the Board on December 12, 2017.

Pursuant to Dr. Peterburg’s terms of employment, during his service as Interim President and CEO, Dr. Peterburg was compensated in a manner comparable to our former President and CEO, Mr. Vigodman, subject to certain differences relating to his interim status, as described below.

Dr. Peterburg’s compensation included (i) a monthly base salary of 488,250 Israeli shekels (approximately $135,608 using a 2017 average monthly exchange rate of 3.60 shekels per U.S. dollar); (ii) an annual cash incentive (pro-rated for service for the partial period of the year) with an annual target amount equal to 140% of annual base salary and a maximum amount equal to 200% of annual base salary; (iii) an annual equity award with an aggregate target fair market value of $4.5 million under terms consistent with those of the previous President and CEO, with one third of the annual award being granted in the form of options to purchase Teva shares, one third in the form of PSUs and one third in the form of RSUs, calculated in accordance with accepted valuation and accounting principles, as they apply to the relevant type of equity-based vehicle and in accordance with Teva practice; and (iv) termination arrangements as described below.

Pursuant to Dr. Peterburg’s terms of employment, in connection with his termination of employment, Dr. Peterburg is entitled to receive nine months’ notice, payments associated with termination as required pursuant to Israeli law, certain previously accrued obligations, and a payment that, together with severance amounts accumulated in his existing pension insurance funds, equals the product of twice his monthly base salary multiplied by the number of his years of service as Interim President and CEO.

Under his employment terms, Dr. Peterburg will also be entitled to continued vesting in full of all equity based awards granted as Interim President and CEO and continued exercisability of vested options through their expiration dates.

Separation of former CFO Eyal Desheh

In July 2017, Eyal Desheh stepped down as Group Executive Vice President and CFO.

Pursuant to the terms of our employment agreement with Mr. Desheh, in connection with his termination of employment, Mr. Desheh is entitled to receive nine months’ notice, payments associated with termination as required pursuant to Israeli law, certain previously accrued obligations, a make-up payment equal to his monthly base salary multiplied by the number of his years of service, that together with severance amounts accumulated in his pension insurance fund account cannot exceed twice his monthly base salary multiplied by the number of his years of service, and eligibility to a pro-rata annual cash incentive for the term active in position. Mr. Desheh is also receiving an amount equal to twelve times his monthly base salary, conditioned upon his undertaking not to compete with Teva for one year following termination.

Mr. Desheh is also entitled to continued vesting in full of equity-based awards and continued exercisability of vested options through their expiration dates due to our qualifying retirement and qualifying termination policy.

Separation of Dr. Rob Koremans

As a result of the new organization and leadership structure, on November 27, 2017, Dr. Rob Koremans stepped down as President and CEO, Global Specialty Medicines.

Pursuant to the terms of our employment agreement with Dr. Koremans, in connection with his termination of employment, Dr. Koremans is entitled to receive six months’ notice, a severance payment equal to 12 monthly salaries and target annual cash incentive (for a total of 24 monthly salaries).

Dr. Koremans is also entitled to continued vesting of equity-based awards until March 1, 2020 and continued exercisability of vested options through their expiration dates.

Separation of Dr. Michael Hayden

As a result of the new organization and leadership structure, on November 27, 2017, Dr. Michael Hayden stepped down as President of Global R&D and Chief Scientific Officer.

Pursuant to the terms of our employment agreement with Dr. Hayden, in connection with his termination of employment, Dr. Hayden is entitled to receive nine months’ notice, payments associated with termination as required pursuant to Israeli law, certain previously accrued obligations, a payment equal to 12 monthly salaries, a payment that, together with severance amounts accumulated in his existing pension insurance funds, equals the product of twice his monthly base salary multiplied by the number of his years of service, a payment equal to the premium for continued health insurance coverage for eighteen months following the termination date and certain relocation benefits in the event of a move back to Canada within one year following the termination date.

Dr. Hayden is also entitled to continued vesting of certain equity-based awards and continued exercisability of vested options through their expiration dates due to our qualifying retirement and qualifying termination policy.

Supplemental Non-GAAP Income Data

We utilize certain non-GAAP financial measures to evaluate performance, in conjunction with other performance metrics. The following are examples of how we utilize the non-GAAP measures:

•	our executives and Board use non-GAAP measures to evaluate our operational performance, to compare against work plans and budgets, and ultimately to evaluate the performance of our executives;

•	our annual budgets are prepared on a non-GAAP basis; and

•	senior executive’s annual compensation is derived, in part, using these non-GAAP measures. While qualitative factors and judgment also affect annual cash incentives, the principal quantitative element in the determination of the cash incentives is various performance targets tied to the work plan, and thus is based on the non-GAAP presentation set forth below.

Non-GAAP financial measures have no standardized meaning and accordingly have limitations in their usefulness to investors. We provide this non-GAAP data because our executives believe that the data provide useful information to investors. However, investors are cautioned that, unlike financial measures prepared in accordance with U.S. GAAP, non-GAAP measures may not be comparable with the calculation of similar measures for other companies. Please see “Item 7—Management’s Discussion and Analysis—Supplemental Non-GAAP Income Data” for additional information.

V. Additional Compensation Policies and Practices

Equity Ownership Policy

Teva and its shareholders are best served by executives that manage the business with a long-term perspective. Therefore, we adopted share ownership guidelines, as we believe share ownership is an important tool to strengthen the alignment of interests among shareholders and our executive officers. The policy provides that Teva expects the applicable required level of equity ownership to be satisfied by our executive officers within five years of the later of the date the guidelines were adopted in June 2016 or the date of appointment as an executive officer. If an executive officer’s holding requirement increases because of a change in annual base salary, the executive officer is expected to achieve the higher holding requirement within one year of the date of the increase.

The Compensation Committee receives periodic reports of the ownership achieved by each executive officer. For purposes of determining compliance with the guidelines, the value of an executive officer’s share holdings is based on the closing price of Teva’s American Depositary Shares reported on the principal U.S. national securities exchange on which the shares are listed on the last trading day of the year.

The following table represents the required salary multiples:

Current Position	Required Salary Multiple
CEO	4x
All other executive officers	2x

The value of all of the following types of Teva shares or share options owned by or granted to an executive officer qualifies toward the participant’s attainment of the target multiple of pay:

•	shares owned outright by the executive officer or jointly with, or separately by, his or her immediate family members residing in the same household;

•	shares held in a grantor trust or under a similar arrangement for the economic benefit of the executive officer or his or her immediate family members residing in the same household;

•	shares held in any Teva retirement plan;

•	time-based vesting restricted shares and restricted share units issued as part of the executive officer’s long-term compensation, whether or not vested;

•	the target number of shares subject to any performance shares or units issued as part of the executive officer’s long-term compensation; and

•	the in-the-money value of vested but unexercised in-the-money share options.

Clawback Policy

Our executive officers are required to return any compensation paid to them on the basis of results included in financial statements that turned out to be erroneous and were subsequently restated, during the three year period following filing thereof. In such case, compensation amounts will be returned net of taxes that were withheld thereon, unless the executive officer has reclaimed or is able to reclaim such tax payments from the relevant tax authorities (in which case the executive officer will also be obligated to return such tax amounts). In addition, in the event that it is discovered that an executive officer engaged in conduct that resulted in a material inaccuracy in Teva’s financial statements or caused severe financial or reputational damage to Teva, or in the event that it is discovered that an executive officer breached confidentiality and/or non-compete obligations to Teva (as determined by the Compensation Committee), the Compensation Committee shall have broad remedial and disciplinary authority. Such disciplinary action or remedy would vary depending on the facts and circumstances, and may include, without limitation, (i) termination of employment, (ii) initiating an action for breach of fiduciary duty, and (iii) seeking reimbursement of performance-based or incentive compensation paid or awarded to the executive officer. The Compensation Committee will determine applicable terms to enforce repayment of clawback amounts and may modify this clawback policy in accordance with applicable law and regulations.

Anti-Hedging and Pledging Policies

Directors and executive officers are prohibited from hedging their equity-based awards and any other Teva securities held by them (whether they are subject to transfer restrictions or not), such as purchasing or selling options on Teva securities, purchasing or selling puts, calls, straddles, equity swaps or other derivative securities linked to Teva’s securities, or engaging in “short” sales on Teva securities. This policy applies to each director and each executive officer until one year after the director’s or executive officer’s termination or retirement.

Directors and executive officers are subject to certain restrictions on pledging or using their equity-based awards and any other Teva securities held by them (whether they are subject to transfer restrictions or not) as collateral for loans.

Tax Deductibility

Prior to the Tax Cuts and Jobs Act (the “TCJA”) signed into law in December 2017, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally limited the corporate tax deduction for compensation paid to the CEO and the three other most highly compensated executives (other than the CFO) to $1.0 million annually, unless certain requirements were satisfied. To maximize the corporate tax deduction, incentive plans were designed so that certain awards under those plans would constitute “qualified performance-based compensation” for purposes of Section 162(m) of the Code and preserve our corporate tax deductibility for those amounts.

The TCJA contained significant changes to Section 162(m) of the Code, including the elimination of the performance-based compensation exception to Section 162(m) for corporate tax years beginning after December 31, 2017 and an expansion of employees covered by the provision. Section 162(m) now covers the CFO or any individual who served as the CFO in the relevant taxable year. In addition, once an individual becomes a covered employee under Section 162(m) for any taxable year beginning after December 31, 2016, this status carries forward to all future years, even in the event of the employee’s termination or death. The act provides limited transition relief for certain “performance-based” compensation, specifying that compensation payable pursuant to a written binding contract which was in effect on November 2, 2017 and which was not modified in any material respect on or after that date will remain eligible for the “performance-based” pay exception to Section 162(m) (i.e., may remain deductible even if in excess of $1 million). The U.S. Internal Revenue Service is expected to provide guidance on the application of the transition relief to specific situations. However, given the changes to Section 162(m), we expect that the U.S.-based tax deductibility of performance-based compensation in excess of $1.0 million will be less of a consideration for us when designing and implementing our executive officers’ compensation program in future years.

Other Benefits and Perquisites

We generally provide to our CEO and executive officers the same benefits that are provided to all employees, including certain retirement benefits, health and welfare benefits, and other benefits. In addition, our executive officers are provided with certain additional benefits, intended to be competitive with the practices of our peer companies.

Our Compensation Policy provides that:

Benefit plans and perquisites have three main objectives:

•	Compliance with legal requirements to provide certain benefits that are mandatory under applicable law (e.g., paid vacation, sick leave and pension plans);

•	Attracting, motivating and retaining high level professionals; and

•	Enabling recruitment of executive officers from various locations and their relocation.

Benefit plans and perquisites are intended to supplement cash compensation and often involve non-monetary rewards, coverage of certain business-related expenses, insurance, pension and savings plans and other deferred monetary savings. These benefits and perquisites may vary depending on geographic location and other circumstances. Global, regional and local units may develop their own benefit plans and procedures, consistent with Teva’s principles and guidelines and subject to any required Company approvals. Benefits and perquisites may include, in addition to benefits that are mandated by applicable law and/or generally provided to other employees (including related costs and expenses): car, transportation and accommodations, telecommunication devices, media and computer equipment and expenses, travel and relocation (including family-related expenses, such as tuition and commuting) and life and medical insurance and benefits (including executive officers’ families).

Health and Welfare Benefits

We offer health and welfare benefits to all eligible employees, including the President and CEO and executive officers, which are tailored to each location’s competitive market. Health and welfare benefits may include medical, dental, prescription drug, vision, life insurance, accidental death and dismemberment, short- and long-term disability coverage and an employee assistance program.

Retirement and Other Local Benefits

Israel

Israeli law generally requires severance pay equal to one month’s salary for each year of employment upon the termination of an employee’s employment due to retirement, death, termination without cause (and other circumstances as defined under Israeli law). We make monthly contributions on behalf of our Israel-based executive officers to a pension plan known as Managers’ Insurance or to a Pension Fund. These funds provide a combination of pension allowance and/or insurance and severance pay benefits to the executive officers. We contribute 7.5% of the monthly salary to the pension component (including disability insurance) and 8.33% of the monthly salary to the severance component and the employee contributes an amount between 6% and 7% of salary to the pension component. These contributions are on account of Teva’s obligation to pay severance upon termination as referenced above. Our President and CEO is entitled to similar contributions on behalf of the Company as pension contribution and on account of severance. Accordingly, a substantial part of our statutory severance obligation is covered by these monthly contributions.

Generally, in addition, our Israel-based executive officers (excluding the current President and CEO), are entitled to participate in an study fund plan, pursuant to which each employee who participates in the plan contributes an amount equal to 2.5% of his or her monthly salary to the study fund and Teva contributes 7.5% of his or her monthly salary to this fund.

North America

Our North American subsidiaries mainly provide various defined contribution plans for the benefit of their employees. Under these plans, contributions are based on specified percentages of pay. In addition, Teva USA offers a supplemental deferred compensation plan to eligible employees. The plan is a nonqualified plan which is intended to work as a complement to the qualified 401(k) Retirement Savings Plan. The plan has been designed to address the “retirement gap” that many highly compensated individuals face, primarily due to IRS imposed limits on qualified Plans and IRAs. Finally, certain executive officers located in the United States participate in a defined contribution supplemental executive retirement plan. No new executive officers are enrolled in this plan.

Expatriate Benefits / International Assignment and Relocation Benefits

Teva provides benefits to our employees, who either accept an expatriate assignment or relocate internationally. The benefits are designed to provide ongoing assignment management, where applicable, and physical relocation support services. These benefits can vary depending on the nature of the assignment or relocation, but generally include a housing allowance, transportation support, a cost of living allowance (where applicable), home leave, global health insurance, and company paid education for approved dependents in locations where public education is not suitable. Additionally, we provide tax preparation and tax support services, dependent on the nature of the assignment (e.g., tax equalization for home-based assignments or tax gross up of relocation benefits and ongoing assignment allowances for host-based assignments), as well as immigration services to manage compliance within all global jurisdictions.

Details regarding benefits and perquisites specific to each NEO can be found in the footnotes to the Summary Compensation Table.

Committee Report

The Compensation Committee has reviewed and discussed this “Compensation Discussion and Analysis” section of Teva’s Annual Report on Form 10-K with our executives. Based upon this review and discussions, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

Members of the Compensation Committee:

Rosemary A. Crane, Chair

Gerald M. Lieberman

Jean-Michel Halfon

Nechemia (Chemi) J. Peres

ADDITIONAL COMPENSATION INFORMATION

2017 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)	Total ($)
Kåre Schultz	2017	333,333	0	14,229,808	2,000,009	0	0	464,591	17,027,741
President and Chief Executive Officer

Michael McClellan	2017	397,058	101,250	199,260	195,515	0	0	199,579	1,092,662
Executive Vice President, Chief Financial Officer

Dr. Carlo de Notaristefani	2017	836,400	0	2,569,720	866,688	0	0	189,551	4,462,359
Executive Vice President,	2016	835,832	0	1,074,937	1,075,070	872,532	0	191,766	4,050,137
Global Operations	2015	877,231	0	899,991	900,016	1,189,398	0	178,988	4,045,624

Dr. Hafrun Fridriksdottir	2017	696,346	900,000	999,957	500,047	535,000	0	77,492	3,708,842
Executive Vice President, Global Research and Development

Mark Sabag Executive Vice President, Global Human Resources	2017	604,637	0	1,066,630	533,375	0	0	317,108	2,521,750

Erez Vigodman Former President and CEO	2017	1,378,702	0	0	0	0	0	1,455,704	2,834,406
	2016	1,528,437	0	2,249,948	2,250,061	0	0	478,671	6,507,117
	2015	1,363,692	0	1,649,948	1,650,060	2,253,581	0	435,942	7,353,223

Dr. Yitzhak Peterburg Former Interim President and CEO	2017	1,534,467	0	2,999,991	1,500,009	0	0	737,071	6,771,538

Eyal Desheh	2017	831,428	0	1,333,315	666,686	0	0	1,369,101	4,200,530
Former Group Executive	2016	779,399	0	1,124,934	1,125,072	591,775	0	269,231	3,890,411
Vice President and	2015	733,863	0	899,991	900,016	1,110,824	0	253,068	3,897,762
Chief Financial Officer

Dr. Rob Koremans Former President and CEO, Global Specialty Medicines	2017	783,215	0	1,666,644	833,361	0	0	1,807,975	5,091,195

Dr. Michael Hayden	2017	1,071,000	0	1,333,315	666,686	0	0	1,152,537	4,223,538
Former President of Global	2016	1,071,000	500,000	1,149,956	1,150,055	970,202	0	2,638,012	7,479,225
R&D and Chief Scientific	2015	1,050,000	500,000	949,967	950,034	1,608,239	0	1,045,992	6,104,232
Officer

Salary

(1)	Mr. Schultz commenced employment with the Company on November 1, 2017. Mr. McClellan was appointed Executive Vice President, CFO on November 27, 2017, after having served as Interim CFO since July 2017. Dr. Fridriksdottir was appointed Executive Vice President, Global R&D, on November 27, 2017, after having been appointed as Executive Vice President, President of Global Generics R&D in February 2017. Mr. Vigodman stepped down as President and CEO in February 2017 and terminated following the completion of his applicable notice period in November 2017. Dr. Peterburg stepped down as Interim President and CEO on November 1, 2017 and will terminate in July 2018 following the completion of his applicable notice period. The amount presented as salary for Dr. Peterburg includes director fees of $56,358, which were paid in respect of his service as Chairman of the Board prior to his appointment as Interim President and CEO. Mr. Desheh stepped down as Group Executive Vice President and CFO in July 2017 and will terminate in April 2018 following his notice period and usage of a portion of accrued vacation days. Dr. Koremans and Dr. Hayden each stepped down as executive officers on November 27, 2017 and will terminate in May 2018 and August 2018, respectively, following the completion of their notice periods. Salary payments made in 2017 during the notice periods for all terminating employees are included in the salary displayed in this column. The Company paid the salaries of Dr. Peterburg and Messrs. Sabag, Vigodman and Desheh in Israeli shekels. The U.S. dollar amounts in the table above were converted from Israeli shekels using a 2017 monthly average exchange rate for the month of each salary payment, ranging from 3.50 to 3.82 shekels per U.S. dollar; a 2016 monthly average exchange rate for the month of each payment, ranging from 3.77 to 3.94 shekels per U.S. dollar; and a 2015 monthly average exchange rate for the month of each payment, ranging from 3.79 to 4.00 shekels per U.S. dollar. The Company paid Dr. Koremans’ salary in euros. The U.S. dollar amounts in the table above for Dr. Koremans were converted from euros using a monthly average exchange rate for the month of each payment, ranging from 0.84 to 0.94 euros per U.S. dollar.

Bonus

(2)	In connection with the promotion of Mr. McClellan to the position of Interim CFO in July 2017 (before his appointment as Executive Vice President, CFO in November 2017), the Company awarded Mr. McClellan a one-time promotion cash award. The amount reflected in the table above represents half of the full cash award for Mr. McClellan. The remaining half was awarded in February 2018. Dr. Fridriksdottir was entitled to receive payment of the remaining portion of the retention award Teva assumed pursuant to a legacy 2014 Actavis Generics retention plan, and the Company fulfilled its assumed obligation to Dr. Fridriksdottir under the plan during 2017.

Stock Awards

(3)	The amounts shown in the Stock Awards column represent the aggregate grant date fair value of the Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”) awarded to our NEOs, computed in accordance with FASB Accounting Standards Codification Topic 718 (“Topic 718”). Valuations of PSUs and RSUs were determined based on the fair market value of a Teva share on the grant date, less the net present value of dividends, and by applying a discount factor for PSUs. Valuations of sign-on PSUs granted to Mr. Schultz were determined using a Monte Carlo simulation valuation model. For information regarding assumptions, factors and methodologies used in our computations pursuant to Topic 718, see note 14c. to our consolidated financial statements for the year ended December 31, 2017.

The PSUs granted as part of the executive officer annual grants have a three-year performance period and vest in full on the third anniversary of the date of grant. The RSUs granted as part of the executive officer annual grants vest in equal installments on the second, third and fourth anniversaries of the date of grant. For more information on these and other share awards granted during 2017, see the table entitled “2017 Grants of Plan-Based Awards” and related narrative and footnotes.

Under the employment agreement with Mr. Schultz, the Company made two sign-on grants of PSUs, one of which has a three-year performance period and thereafter vests in equal installments generally on the third, fourth, and fifth anniversaries of the date of grant, and the other of which has a five year performance period and thereafter vests in full on the fifth anniversary of the date of grant. In addition, under the employment agreement with Mr. Schultz, the Company made a sign-on grant of RSUs that vest in equal installments on the third, fourth and fifth anniversaries of the date of grant.

The grant date fair value of PSUs displayed above is determined based upon achievement of performance at “target” level, which is the probable outcome of the performance metrics associated with each award of PSUs. If performance were to be achieved at “maximum” level, the grant date fair value of the PSU awards as of the respective grant dates would have been as follows: Mr. Schultz: five year PSUs—$10,889,293; three year PSUs—$9,105,295; annual PSUs—$3,999,996; Mr. McClellan: NA; Dr. de Notaristefani: $1,733,315; Dr. Fridriksdottir: $999,957; Mr. Sabag: $1,066,621; Mr. Vigodman: NA; Dr. Peterburg: $2,999,983; Mr. Desheh: $1,333,332; Dr. Koremans: $1,666,651; and Dr. Hayden: $1,333,332. These values and the values in the table do not include the impact of shares that will be forfeited upon the conclusion of the notice period currently in effect for applicable former NEOs.

Options

(4)	The amounts shown above in the Option Awards column represent the aggregate grant date fair value of share options computed in accordance with Topic 718. Valuations of options were determined using the Black-Scholes option pricing model. For information regarding assumptions, factors and methodologies used in our computations pursuant to Topic 718, see note 14c. to our consolidated financial statements for the year ended December 31, 2017. The values in this column do not include the impact of options that will be forfeited upon the conclusion of the notice period currently in effect for applicable former NEOs. For more information regarding options granted during 2017, see the table entitled “2017 Grants of Plan-Based Awards” and related narrative and footnotes.

Non-Equity Incentive Awards

(5)	The amounts shown in the Non-Equity Incentive Plan Compensation column are comprised of amounts paid in respect of the executive officer annual incentive plan, as determined by the Compensation Committee and the Board in accordance with the plan and the awards thereunder, except the amount for Dr. Fridriksdottir, which is derived from a plan Teva assumed from her prior employer in the Actavis Generics acquisition. Payments pursuant to the executive officer annual incentive plan are generally made early in the year following the year in which they are earned. For the 2017 performance year, the Compensation Committee and the Board determined not to make any payouts under the executive officer annual incentive plan due to the fact that the Company’s financial results were significantly below our original financial targets for the year.

The amount reported for Dr. Fridriksdottir was paid in respect of a performance-based cash award granted when she was an employee of Actavis Generics prior to its acquisition by Teva in 2016. In conjunction with the Actavis Generics acquisition, Teva assumed the obligation to pay the cash incentive based on Actavis Generics shareholder return performance metrics.

The Company paid the amounts reported in 2016 and 2015 for Messrs. Vigodman and Desheh and Dr. Hayden in Israeli shekels. The 2016 U.S. dollar amounts in the table above were converted from Israeli shekels using a 2016 annual average exchange rate of 3.84 shekels per U.S. dollar, and the 2015 U.S. dollar amounts were converted using a 2015 annual average exchange rate of 3.89 shekels per U.S. dollar.

All Other Compensation

(6)

Name	Defined Contribution and Post Separation Plans($)	Automobile($)	Life and Other Insurance($)	Housing and Relocation Expenses and Allowances($)	Tax Gross- Ups($)	Study Funds($)	Termination Payments($)	Other($)	Total($)
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Kåre Schultz	52,922	15,232	0	41,393	201,339	0	0	153,705	464,591
Michael McClellan	46,114	13,748	1,080	99,311	39,326	0	0	0	199,579
Dr. Carlo de Notaristefani	154,641	30,330	1,080	0	0	0	0	3,500	189,551
Dr. Hafrun Fridriksdottir	54,104	20,308	1,080	0	0	0	0	2,000	77,492
Mark Sabag	98,058	42,443	103	44,434	82,801	45,348	0	3,921	317,108
Erez Vigodman	210,953	66,135	0	0	33,761	103,403	1,038,539	2,913	1,455,704
Dr. Yitzhak Peterburg	235,237	91,024	0	0	40,896	111,451	253,620	4,843	737,071
Eyal Desheh	131,460	48,122	0	0	43,261	62,357	1,080,471	3,430	1,369,101
Dr. Rob Koremans	52,588	17,673	0	54,210	21,585	0	1,641,994	19,925	1,807,975
Dr. Michael Hayden	160,230	48,118	39,255	241,742	219,565	80,344	359,702	3,581	1,152,537

(a)	Amounts disclosed in this column reflect Company contributions and/or payments related to tax-qualified and non-qualified retirement plans and Israeli post-separation contributions which include pension and severance.
(b)	Amounts disclosed in this column reflect automobile allowances, participation in the Company’s car lease program, or use of a Company car and/or reimbursement of non-business automobile expenses. The amount disclosed for Dr. Peterburg includes car expenses incurred in connection with his service as Chairman of the Board prior to his appointment as Interim President and CEO.
(c)	Amounts disclosed in this column reflect life insurance premium payments made by the Company on behalf of the NEOs. The amount disclosed for Dr. Hayden includes life and disability insurance premium reimbursements.
(d)	Amounts disclosed in this column reflect housing accommodation costs for Mr. Schultz ($21,169), Mr. McClellan ($41,710), Mr. Sabag ($44,434), Dr. Koremans ($54,210) and Dr. Hayden ($96,023) and costs related to relocation such as travel, tax services, and general allowance payments.
(e)	Amounts disclosed in this column reflect tax gross-ups paid to our NEOs as follows: Mr. Schultz—gross-ups are provided for the income associated with accommodation in Israel, travel costs associated with travel allowance, legal fees associated with negotiation of his employment contract, and other items related to his relocation (paid in accordance with Teva’s relocation policy); Mr. McClellan—gross-ups are provided for the income associated with his relocation (paid in accordance with Teva’s relocation policy), such as housing, travel, and automobile costs; Mr. Sabag—gross-ups are provided for the income associated with accommodation; Dr. Koremans—gross-ups are provided for the income associated with a flexible benefit plan provided in Dr. Koremans’ country of residence; and Dr. Hayden—gross-ups are provided for the income associated with his accommodation in Israel and his relocation in general; gross-ups are provided for all Israel-based NEOs as follows—costs associated with the Company-provided or leased automobile and Company-provided cell phone. In addition, Israel-based NEOs receive gross-ups for miscellaneous fringe benefits, as are generally provided to other eligible employees in Israel.
(f)	Amounts disclosed in this column reflect a Company contribution equal to 7.5% of the applicable NEO’s annual base salary to Study Fund (savings fund) maintained for Israel-based NEOs (except Mr. Schultz), as provided to other eligible employees in Israel.
(g)	Amounts disclosed in this column reflect termination payments paid to Mr. Vigodman, who terminated during 2017, and termination payments to be made in 2018 to our former NEOs, who were provided notice in 2017 and will terminate in 2018, that are not subject to any additional conditions on the receipt of payment, such as statutory severance payments (less contributions already made to severance funds as of the conclusion of the 2017 calendar year) and the estimated payment of accrued vacation as of the termination date for Israel-based NEOs. The amounts for Mr. Desheh and Dr. Koremans include payment of their full severance.
(h)	Amounts disclosed in this column reflect reimbursement of legal fees associated with the negotiation of the employment contract for Mr. Schultz ($125,000, excluding VAT), a cash payment associated with a flexible benefit plan provided in Dr. Koremans’ country of residence and miscellaneous cash fringe benefits provided generally to all eligible employees in applicable countries, such as a children’s education allowance and service recognition awards.

The U.S. dollar amounts in the table above were converted from local currency using the relevant 2017 monthly average exchange rates of 3.50 to 3.82 Israeli shekels per U.S. dollar and 0.84 to 0.94 euros per U.S. dollar.

Employment Agreements

We have entered into employment agreements with all of our current and former NEOs that provide for, among other things, the term of employment, the position and duties, the compensation and benefits payable during the term of the agreement and certain restrictive covenants. The agreements also set forth the terms in the event that the NEO’s employment is terminated under various conditions. The material provisions pertaining to termination of employment of the NEOs are set forth below under “—2017 Potential Payments Upon Termination or Change in Control.”

Kåre Schultz

On September 7, 2017, we entered into an employment agreement with Mr. Schultz to serve as our President and CEO. He is eligible for benefit plans provided to similarly situated executive officers, including medical, dental, group life and other programs, pension and severance contributions required under Israeli law, relocation benefits in accordance with our policy, housing reimbursement up to 40,000 Israeli shekels per month ($11,110 using a 2017 average monthly exchange rate of 3.60 shekels per U.S. dollar) and personal travel reimbursement up to $100,000 per year. We agreed to provide Mr. Schultz with a company car. For a summary of the material terms of Mr. Schultz’s employment agreement, see “—Compensation Discussion and Analysis—IV. Components of Our Compensation Program—Leadership Transitions—Appointment of Mr. Kåre Schultz as President and CEO” above. Mr. Schultz agreed to noncompetition (except in the event of expiration of his term) and nonsolicitation covenants, for 24 months, and a nondisparagement covenant for 10 years after termination. Mr. Schultz also agreed to an assignment of inventions.

Michael McClellan

Effective as of November 27, 2017, we entered into an employment agreement with Mr. McClellan. The agreement provides that Mr. McClellan will be employed as Executive Vice President, CFO. He is eligible for benefit plans provided to similarly situated executive officers, including medical, disability, dental, life, 401(k) plan, deferred compensation and other programs. In conjunction with Mr. McClellan’s relocations to the Netherlands and then to Israel, he will be entitled to relocation benefits in accordance with the terms of our relocation policy. While he is based in the Netherlands, he is entitled to a housing allowance of up to €3,250 per month ($3,663 using a 2017 average monthly exchange rate of 0.89 euros per U.S. dollar). For a summary of the material terms of Mr. McClellan’s employment agreement, see “—Compensation Discussion and Analysis—IV. Components of Our Compensation Program—Leadership Transitions—Appointment of Mr. Michael McClellan as CFO; Previous Appointment as Interim CFO” above.

The agreement also contains noncompetition and nonsolicitation covenants during and for 12 months after the term of the agreement and nondisclosure and nondisparagement covenants and assignment of inventions.

Dr. Carlo de Notaristefani

On August 6, 2012, we entered into an employment agreement with Dr. de Notaristefani which was amended and restated on February 7, 2018. The agreement provides that Dr. de Notaristefani will serve in a senior global operations position, until his death, disability, termination with or without cause or resignation with or without good reason. The agreement provided for an initial base salary of $836,400. Dr. de Notaristefani is eligible to participate in the Company’s annual cash incentive plan with a target of 100% of his then current base salary, and for equity-based awards under our equity compensation plan. He is eligible for benefit plans provided to similarly situated executive officers, including medical, disability, dental, life, 401(k) plan, deferred compensation and other programs. We agreed to furnish a car or a car allowance. In May 2017, we granted Dr. de Notaristefani 30,875 RSUs due to his significance and key role during a critical transition period for us and the importance of securing his services. The RSUs will vest in May 2019.

The agreement also contains noncompetition and nonsolicitation covenants during and for 12 months after the term of the agreement and nondisclosure and nondisparagement covenants and assignment of inventions.

Dr. Hafrun Fridriksdottir

On June 18, 2017, we entered into an employment agreement with Dr. Fridriksdottir. The agreement provides that Dr. Fridriksdottir will serve in a senior R&D position. She is eligible for benefit plans provided to similarly situated executive officers, including medical, disability, dental, life, 401(k) plan, deferred compensation and other programs. We agreed to provide a car allowance. For a summary of the material terms of

Dr. Fridriksdottir’s employment agreement, see “—Compensation Discussion and Analysis—IV. Components of Our Compensation Program—Leadership Transitions— Appointment of Dr. Hafrun Fridriksdottir as Executive Vice President, Global R&D” above.

The agreement also contains noncompetition and nonsolicitation covenants during and for 12 months after the term of the agreement and nondisclosure and nondisparagement covenants and assignment of inventions.

Mark Sabag

On December 22, 2013, we entered into an employment agreement with Mr. Sabag. The agreement provides that Mr. Sabag will serve as Group Executive Vice President, Human Resources until his death, disability, aged retirement, termination with or without cause or resignation with or without good reason. The agreement provided for an initial base monthly salary of 126,500 Israeli shekels (approximately $35,134 using a 2017 average monthly exchange rate of 3.60 shekels per U.S. dollar). Mr. Sabag is eligible to be considered for an annual cash incentive and for equity-based awards under our equity compensation plan. We agreed to provide Mr. Sabag with a company or leased car and grossed-up for applicable taxes. We also agreed to provide certain pension and severance fund contributions required in Israel, and group life insurance and other benefits customary for executives in Israel. Mr. Sabag is also eligible for reimbursement of rent up to $3,000 per month, and utilities, grossed-up for applicable taxes. The agreement also contains provisions covering Mr. Sabag’s contributions to a choice of a pension fund, managers’ insurance fund or provident fund.

Mr. Sabag also agreed to a noncompetition covenant during and for 12 months after termination, nondisparagement and nondisclosure covenants and an assignment of inventions.

Erez Vigodman

Effective as of February 11, 2014, we entered into an employment agreement with Mr. Vigodman. The agreement provided that Mr. Vigodman would serve as President and CEO until his death, disability, termination with or without cause or resignation with or without good reason. The agreement provided for an initial annual base salary in the amount of Israeli shekels that is equivalent to $1,350,000, adjusted according to increases in the consumer price index. Mr. Vigodman was eligible for an annual cash incentive and for equity-based awards under our equity compensation plan as decided by the Compensation Committee and the Board and subject to the applicable framework approved by shareholders. We also agreed to provide certain pension and severance fund contributions required in Israel, medical, dental, group life insurance and other benefits customary for senior executives in Israel. The agreement also contains provisions covering Mr. Vigodman’s contributions to a choice of a pension fund, managers’ insurance fund or provident fund. We agreed to provide Mr. Vigodman with a company car and grossed-up for applicable taxes.

Mr. Vigodman also agreed to a noncompetition covenant during and for 12 months after the term of the agreement, a nondisparagement covenant for 10 years, a nondisclosure covenant and an assignment of inventions.

Dr. Yitzhak Peterburg

Effective as of February 6, 2017, we entered into an employment agreement with Dr. Peterburg. The agreement provided that Dr. Peterburg would serve as Interim President and CEO until his death, disability, termination with or without cause or resignation with or without good reason. The agreement provided for an initial base monthly salary of 488,250 Israeli shekels (approximately $135,608 using a 2017 average monthly exchange rate of 3.60 shekels per U.S. dollar), adjusted according to increases in the consumer price index. From the appointment of Dr. Peterburg as Interim President and CEO and for as long as he continued to serve in such position, Dr. Peterburg was not entitled to any payments in his capacity as a member of the Board or any committee thereof. Dr. Peterburg was eligible for a pro-rata annual cash incentive in 2017. Dr. Peterburg received an equity grant of $4.5 million, comprised of 1/3 options, 1/3 RSUs and 1/3 PSUs. The options and RSUs will vest in three equal installments on the second, third and fourth anniversaries of the grant date and the PSUs will have a cliff vesting on the third anniversary of the grant date subject to meeting the PSU performance goals and in accordance with the formula approved by the Committee and the Board. We agreed to furnish a car and grossed-up for applicable taxes and to provide certain pension and severance fund contributions required in Israel, medical, dental, group life insurance and other benefits customary for senior executives in Israel. The agreement also contains provisions covering Dr. Peterburg’s contributions to a choice of a pension fund, managers’ insurance fund or provident fund.

Dr. Peterburg also agreed to a noncompetition covenant during and for 12 months after termination, a nondisparagement covenant for 10 years, a nondisclosure covenant and an assignment of inventions.

Eyal Desheh

Effective as of April 28, 2008, we entered into an employment agreement (as subsequently amended) with Mr. Desheh. The agreement provided that Mr. Desheh will serve as CFO until his death, disability, aged retirement, termination with or without cause or resignation with or without good reason. The agreement provided for an initial base monthly salary of 110,000 Israeli shekels (approximately $30,552 using a 2017 average monthly exchange rate of 3.60 shekels per U.S. dollar). Mr. Desheh was eligible for an annual cash incentive and for equity-based awards under our equity compensation plan. We agreed to provide Mr. Desheh with a company or leased car and grossed-up for applicable taxes. We also agreed to provide certain pension and severance fund contributions required in Israel, and group life insurance and other benefits customary for executives in Israel. The agreement also contains provisions covering Mr. Desheh’s contributions to a choice of a pension fund, managers’ insurance fund or provident fund.

Mr. Desheh also agreed to a noncompetition covenant during and for 12 months after termination, nondisclosure and nondisparagement covenants and an assignment of inventions.

Dr. Rob Koremans

Effective as of March 1, 2012, we entered into an employment agreement (as subsequently amended) with Dr. Rob Koremans. The agreement provided that Dr. Koremans would serve as Teva Pharmaceuticals Europe President and CEO for an indefinite period of time, subject to termination by Dr. Koremans or the Company. The agreement provided for an initial fixed gross annual base salary of €550,000 (approximately $619,896 using a 2017 average monthly exchange rate of 0.89 euro per U.S. dollar). Dr. Koremans was eligible to be considered for an annual cash incentive and for the long term incentive plan. We provided Dr. Koremans with the right to use a Company-leased apartment for which the lease value would not exceed €4,200 per month, until March 31, 2018 (approximately $4,734 using a 2017 average monthly exchange rate of 0.89 euro per U.S. dollar) and a company car for which the annual all-in costs would not exceed an amount of €33,000 (approximately $37,194 using a 2017 average monthly exchange rate of 0.89 euro per U.S. dollar). We also agreed to provide certain group medical, life and disability insurance.

Generally, Dr. Koremans also agreed to noncompetition and nonsolicitation covenants during and for 12 months after termination. If he breaches his obligations, he owes us a penalty of €100,000 and €5,000 for each day that such breach continues (approximately $112,708 and $5,635, respectively, using a 2017 average monthly exchange rate of 0.89 euro per U.S. dollar).

Dr. Michael Hayden

On May 8, 2012, we entered into an employment agreement with Dr. Michael Hayden which was amended and restated on May 22, 2015. The agreement provided that Dr. Hayden would serve as President of R&D and Chief Scientific Officer and will continue on an at-will basis. The agreement provided for an initial base annual salary of $1,050,000. Dr. Hayden was eligible to participate in the Company’s annual cash incentive plan and to be considered for equity awards under the long term incentive plan. We also agreed to be responsible for the costs of existing pension coverage of up to $40,000, grossed-up for taxes, and the balance between such amount and the amount required by Israeli law is contributed to a certain pension fund of his choice. We also agreed to provide certain medical, dental, group life insurance, and other benefits. Dr. Hayden is also entitled to certain benefits associated with his relocation to Israel.

Dr. Hayden also agreed to a noncompetition covenant during and for 12 months after termination, nondisclosure and nondisparagement covenants and an assignment of inventions.

2017 Pay Ratio

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the annual total compensation of our employees, the annual total compensation of our principal executive officer, President and CEO Mr. Kåre Schultz, and the ratio of these two amounts.

We have estimated the median of the 2017 annual total compensation of our employees, excluding Mr. Schultz, to be $64,081. The annualized total compensation of our President and CEO, who was hired in 2017, was $19,374,347. The ratio of the annualized total compensation of our President and CEO to the estimated median of the annual total compensation of our employees was 302 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules. We note that a substantial portion of our President and CEO’s total compensation for 2017 was the sign-on equity awards he received in accordance with his employment agreement, which had a grant date fair value of approximately $10.2 million. Excluding the sign-on equity awards, the ratio would have been 143 to 1.

The following paragraphs provide important context related to our employee population and describe the methodology and the material assumptions, adjustments, and estimates that we used to calculate this ratio.

Teva is a global company, with complex operations worldwide and with many of its executive officers and a majority of its employees located outside of Israel, the country in which our headquarters office is located.

As of November 1, 2017, Teva’s workforce consisted of approximately 52,419 full-time and part-time employees, including hourly employees, who worked for our parent company and consolidated subsidiaries. Approximately 45% of these employees are located in Europe, approximately 17% are located in the U.S., approximately 12% are located in Israel, and approximately 26% are located throughout the rest of the world. Approximately 50,441 individuals are full-time employees, with the remainder employed on a part-time basis.

In determining the employee population to be used to calculate the compensation of the median employee, we included employees in all countries except for 424 employees in Venezuela, who represented less than 5% of our total employees, as permitted under the applicable SEC de minimis rule. As a result, the employee population that we used for purposes of determining the compensation of our median employee was 51,995 employees.

We selected November 1, 2017, which is within the last three months of 2017, as the date upon which we would identify the “median employee,” because it enabled us to make such identification in a reasonably efficient and economical manner, and it was also the date that our new CEO commenced employment.

We included all of our full-time, part-time, and temporary employees globally, but excluded our President and CEO. We annualized the compensation of approximately 2,562 full-time and part-time employees who were hired in 2017 but did not work for us for the entire fiscal year. Earnings of our employees outside the U.S. were converted to U.S. dollars using the currency exchange rates used for organizational planning purposes, which consider historic and forecasted rates as well as other factors. We did not make any cost of living adjustments.

To identify the “median employee,” we utilized the annualized 2017 base salary and target annual cash incentive for our consistently applied compensation measure because we believe that this measure reasonably reflects the annual compensation of our employees. We do not grant equity to a large percentage of our employee population, so using base salary plus target annual incentive is representative.

Using this measure, we identified a “median employee” who is a full-time, salaried employee located in Israel. Initially, a different employee had been identified, but in the process of determining that employee’s total compensation in accordance with applicable SEC rules, we recognized that there were anomalous elements in that employee’s compensation which we believe did not reasonably reflect the annual compensation of our employees generally. Consequently, we identified an employee whose amount for the consistently applied compensation measure was very close to the initial employee, but who did not have such unusual elements. Once we identified this median employee, we totaled all of the elements of the employee’s compensation for 2017 in accordance with the requirements of the applicable SEC rules and converted the amounts from Israeli shekels to U.S. dollars using the relevant monthly average currency exchange rate of 3.50 to 3.82 shekels per U.S. dollar. This resulted in an annual total compensation of $64,081, of which $29,159 is base salary and $34,922 is comprised of Company contributions to a pension fund, as is required by Israeli law, and other compensation such as overtime pay, travel and other cash allowances, and Company contributions to a study fund, as is common practice for Israel-based employees of the Company.

With respect to the annual total compensation of our President and CEO, we adjusted the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Annual Report on Form 10-K, by annualizing his base salary and certain components of “all other compensation” to account for the fact that he only commenced employment with us on November 1, 2017, resulting in an adjusted total amount of $19,374,347. As indicated above, we note that a substantial portion of the total compensation of our newly-hired President and CEO for 2017 was the sign-on equity awards he received in accordance with his employment agreement, which had a grant date fair value of approximately $10.2 million.

Because the SEC rules for identifying the median of the annual total compensation of our employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio for our Company, as other companies have headquarters offices in different countries, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

2017 Grants of Plan-Based Awards

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Approval Date	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Share Awards: Number of Shares or Share Units (#) (3)	All Other Option Awards; Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Share and Option Awards ($)
Kåre Schultz	9/6/2017	11/1/2017	Annual Incentive	0	2,800,000	4,000,000
	9/6/2017	11/3/2017	PSU (5)				0	649,914	1,949,742				3,035,098
	9/6/2017	11/3/2017	PSU (5)				0	751,504	2,254,512				3,629,764
	9/6/2017	11/3/2017	RSU (5)							349,163			3,564,954
	9/6/2017	11/3/2017	PSU				0	212,314	424,628				1,999,998
	9/6/2017	11/3/2017	RSU							190,839			1,999,993
	9/6/2017	11/3/2017	Options								591,719	11.40	2,000,009
Michael McClellan	7/12/2017	7/12/2017	Annual Incentive	0	219,519	439,038
	2/28/2017	3/3/2017	RSU							4,197			132,331
	2/28/2017	3/3/2017	Options								22,505	34.70	132,329
	9/18/2017	9/18/2017	RSU							4,091			66,929
	9/18/2017	9/18/2017	Options								12,341	16.99	63,186
Dr. Carlo de Notaristefani	3/31/2017	3/31/2017	Annual Incentive	0	836,400	1,672,800
	2/7/2017	2/14/2017	PSU				0	30,941	61,882				866,657
	2/7/2017	2/14/2017	RSU							27,840			866,659
	2/7/2017	2/14/2017	Options								147,396	34.90	866,688
	3/31/2017	5/18/2017	RSU							30,875			836,404
Dr. Hafrun Fridriksdottir	3/31/2017	3/31/2017	Annual Incentive	0	630,577	1,261,154
	2/7/2017	2/14/2017	PSU				0	17,850	35,700				499,979
	2/7/2017	2/14/2017	RSU							16,061			499,979
	2/7/2017	2/14/2017	Options								85,042	34.90	500,047
Mark Sabag	3/31/2017	3/31/2017	Annual Incentive	0	604,637	1,209,274
	2/7/2017	2/14/2017	PSU				0	19,040	38,080				533,310
	2/7/2017	2/14/2017	RSU							17,132			533,319
	2/7/2017	2/14/2017	Options								90,710	34.90	533,375
Dr. Yitzhak Peterburg	3/31/2017	3/31/2017	Annual Incentive	0	1,679,650	2,351,510
	2/8/2017	2/14/2017	PSU				0	53,552	107,104				1,499,992
	2/8/2017	2/14/2017	RSU							48,185			1,499,999
	2/8/2017	2/14/2017	Share Options								255,104	34.90	1,500,009
Eyal Desheh	3/31/2017	3/31/2017	Annual Incentive	0	408,300	816,600
	2/7/2017	2/14/2017	PSU				0	23,801	47,602				666,666
	2/7/2017	2/14/2017	RSU							21,415			666,649
	2/7/2017	2/14/2017	Options								113,382	34.90	666,686
Dr. Rob Koremans	3/31/2017	3/31/2017	Annual Incentive	0	783,215	1,566,430
	2/7/2017	2/14/2017	PSU				0	29,751	59,502				833,326
	2/7/2017	2/14/2017	RSU							26,769			833,319
	2/7/2017	2/14/2017	Options								141,728	34.90	833,361
Dr. Michael Hayden	3/31/2017	3/31/2017	Annual Incentive	0	1,071,000	2,142,000
	2/7/2017	2/14/2017	PSU				0	23,801	47,602				666,666
	2/7/2017	2/14/2017	RSU							21,415			666,649
	2/7/2017	2/14/2017	Options								113,382	34.90	666,686

Mr. Vigodman did not receive any grants of plan-based awards in 2017. In addition, the annual equity award granted to Mr. McClellan was made prior to his appointment as Interim CFO in July 2017 pursuant to our program for non-executive officers.

Annual Incentive Plan

(1)	The amounts disclosed in these columns reflect the target and maximum annual cash incentive opportunities for 2017 under the executive officer annual incentive plan. The amounts of the annual cash incentive opportunities depend on the eligible base salary of the NEO for the year, which, for those NEOs who were appointed during 2017, reflect a partial annual based salary. Because the Company’s financial results were significantly below our original financial targets for the year, the Compensation Committee and the Board determined not to make any payouts under the executive officer annual incentive plan for 2017.

Mr. McClellan and Dr. Fridriksdottir were eligible for annual incentive award opportunities under the Company’s plan for non-executive officers in respect of pro-rated salary earned prior to being appointed executive officers. Pursuant to this plan for non-executive officers, Mr. McClellan and Dr. Fridriksdottir had pro-rated target opportunities of $88,769 and $52,615, respectively, and maximum pro-rated incentive opportunities of $177,538 and $105,230, respectively. Because the Company’s financial results were significantly below our original financial targets for the year, no payouts were made for Mr. McClellan and Dr. Fridriksdottir under this incentive plan.

Performance Share Units (PSUs)

(2)	Amounts disclosed in these columns reflect the target and maximum number of PSUs awarded in 2017 to each NEO. The PSUs granted as part of the executive officer annual equity grant have a three-year performance period and vest in full on the third anniversary of the date of grant. The PSUs vest subject to the achievement of two performance measures: Non-GAAP EPS, and Free Cash Flow (adjusted to exclude legal settlements), each of which is weighted an equal 50%. Each performance measure has specified threshold, target and maximum performance levels such that performance below the threshold level results in an earning percentage of 0%, performance at target level results in an earning percentage of 100%, and performance at or above the maximum level results in an earning percentage of 200%. Linear interpolation will be used to determine the applicable earning percentage. In order to determine the total payout for the PSUs, the Compensation Committee and the Board calculate the average of the earning percentages for the two performance measures and multiplies by an 80% to 120% modifier determined based on the percentile rank of the Company’s TSR performance for the three year period ending in 2019 relative to its peer group. See “—Compensation Discussion and Analysis—III. Compensation Determination Process—Compensation Peer Group and Peer Selection Process” for a list of the peer group companies used for this purpose. The resulting percentage is multiplied by the target number of PSUs to determine the final number of shares to be earned by each NEO in respect of the applicable performance period, except that the number of shares to be earned may not exceed 200% of the target number of PSUs. Valuations of annual PSUs disclosed in this table were determined based on the fair market value of a Teva share on the grant date, less the net present value of dividends, and then applying a discount factor. Generally, the aggregate grant date fair value is the amount that the Company expects to expense in its financial statements over the award’s vesting schedule. Please see footnote (5) below for information regarding Mr. Schultz’s sign-on equity grant.

Restricted Share Units (RSUs)

(3)	Amounts disclosed in this column reflect the number of RSUs granted to our NEOs in 2017. The RSUs granted as part of the executive officer annual equity grant vest in equal annual installments on the second, third and fourth anniversaries of the grant date. Valuations of RSUs were determined based on the fair market value of a Teva share on the grant date, less the net present value of dividends. The Company granted Dr. de Notaristefani a one-time grant of RSUs, which will vest in May 2019, due to his significance and key-role during the transition period and the importance of securing his services. In addition, the Company made a one-time grant of RSUs to Mr. McClellan during his service as Interim CFO, which will vest in September 2019, as part of a broader program to secure the services of key employees during a period of uncertainty for our Company. Please see footnote (5) below for information regarding Mr. Schultz’s sign-on equity grant.

Share Options

(4)	Amounts disclosed in this column reflect the number of share options granted to our NEOs in 2017. The options granted as part of the executive officer annual equity grant vest in equal installments on the second, third and fourth anniversaries of the grant date. The options generally expire ten years from the date of grant, and have an exercise price of no less than 100% of the fair market value of a Teva share on the date of grant. The grant date fair values were calculated using the Black-Scholes value of each option on the respective grant dates. The Company also granted Mr. McClellan a one-time grant of options during his service as Interim CFO, which will vest in September 2019, as part of a broader program to secure the services of key employees during a period of uncertainty for our Company.

Sign-On Grants to Mr. Schultz of PSUs and RSUs

(5)	Amounts disclosed in these rows reflect sign-on PSUs and RSUs awarded pursuant to the employment agreement with Mr. Schultz. Pursuant to his employment agreement, Mr. Schultz received two PSU grants, one of which has a three-year performance period and the other of which has a five year performance period. Both PSU grants vest if, and to the extent, Teva’s stock price exceeds specified thresholds during the performance period. The three-year PSUs and the RSUs generally vest following the conclusion of the three-year performance period on the third, fourth and fifth anniversaries of the grant date and the five-year PSUs vest in full on the fifth anniversary of the grant date. Under the employment agreement, the number of sign-on PSUs awarded for both grants and the number of RSUs were determined based on the fair market value of a Teva share on the date prior to the public announcement of Mr. Schultz’s hiring, September 8, 2017. The fair values of the two PSU grants were determined as of the grant date using a Monte Carlo simulation valuation performed by a third party, and the fair value of the RSUs was determined based on the fair market value of a Teva share on the grant date, less the net present value of dividends.

2017 Outstanding Equity Awards at Fiscal Year-End

			Option Awards				Stock Awards
Name	Award Type	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#) (3)	Market Value of Shares or Units of Shares That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested ($) (6)	Vesting Schedule (7)
Kåre Schultz	Options	11/3/2017		591,719	11.40	11/2/2027					33% in 2019, 2020 and 2021
	RSUs	11/3/2017					190,839	3,616,399			33% in 2019, 2020 and 2021
		11/3/2017					349,163	6,616,639			33% in 2020, 2021 and 2022
	PSUs	11/3/2017							649,914	12,315,870	33% in 2020, 2021 and 2022, subject to performance
		11/3/2017							751,504	14,241,001	100% in 2022, subject to performance
		11/3/2017							212,314	4,023,350	100% in 2020, subject to performance
Michael McClellan	Options	11/5/2015	6,962	6,965	60.92	11/4/2025					25% in 2016, 2017, 2018 and 2019
		3/17/2016	3,500	10,503	53.50	3/16/2026					25% in 2017, 2018, 2019 and 2020
		3/3/2017		22,505	34.70	3/2/2027					25% in 2018, 2019, 2020 and 2021
		9/18/2017		12,341	16.99	9/17/2027					100% in 2019
	RSUs	11/5/2015					1,390	26,341			25% in 2016, 2017, 2018 and 2019
		3/17/2016					1,981	37,540			25% in 2017, 2018, 2019 and 2020
		3/3/2017					4,197	79,533			25% in 2018, 2019, 2020 and 2021
		9/18/2017					4,091	77,524			100% in 2019
Dr. Carlo de Notaristefani	Options	8/1/2012	150,003		40.87	7/31/2022					vested
		3/12/2014	65,720	32,861	48.76	3/11/2024					33% in 2016, 2017 and 2018
		2/12/2015	29,792	59,584	57.35	2/11/2025					33% in 2017, 2018 and 2019
		2/12/2016		99,904	55.75	2/11/2026					33% in 2018, 2019 and 2020
		5/16/2016		8,346	50.43	5/15/2026					33% in 2018, 2019 and 2020
		2/14/2017		147,396	34.90	2/13/2027					33% in 2019, 2020 and 2021
	RSUs	2/14/2017					27,840	527,568			33% in 2019, 2020 and 2021
		5/18/2017					30,875	585,081			100% in 2019
	PSUs	2/12/2016							19,219	364,200	100% in 2019, subject to performance
		5/16/2016							1,603	30,377	100% in 2019, subject to performance
		2/14/2017							30,941	586,332	100% in 2020, subject to performance
Dr. Hafrun Fridriksdottir	Options	7/1/2014	7,603	15,206	48.69	6/30/2024					33% in 2017, 2018 and 2019
		8/2/2016	3,997	11,993	52.96	8/1/2026					25% in 2017, 2018, 2019 and 2020
		9/9/2016	1,388	4,165	50.21	9/8/2026					25% in 2017, 2018, 2019 and 2020
		11/30/2016		57,167	37.70	11/29/2026					25% in 2018, 75% in 2019
		2/14/2017		85,042	34.90	2/13/2027					33% in 2019, 2020 and 2021
	RSUs	5/8/2014					3,432	65,036			50% in 2017 and 2018
		7/1/2014					9,280	175,856			33% in 2017, 2018 and 2019
		3/4/2015					2,330	44,154			33% in 2017, 2018 and 2019
		8/2/2016					2,242	42,486			25% in 2017, 2018, 2019 and 2020
		9/9/2016					796	15,084			25% in 2017, 2018, 2019 and 2020
		11/30/2016					10,844	205,494			25% in 2018, 75% in 2019
		2/14/2017					16,061	304,356			33% in 2019, 2020 and 2021
	PSUs	2/14/2017							17,850	338,258	100% in 2020, subject to performance

			Option Awards				Stock Awards
Name	Award Type	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#) (3)	Market Value of Shares or Units of Shares That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested ($) (6)	Vesting Schedule (7)
Mark Sabag	Options	11/7/2011	4001		41.72	11/6/2021					vested
		2/24/2012	3,201		44.59	2/23/2022					vested
		12/13/2012	4,501		38.84	12/12/2022					vested
		2/24/2013	4,502		38.08	2/23/2023					vested
		11/11/2013	100,002		37.26	11/10/2023					vested
		3/12/2014	49,288	24,644	48.76	3/11/2024					33% in 2016, 2017 and 2018
		2/12/2015	22,345	44,690	57.35	2/11/2025					33% in 2017, 2018 and 2019
		2/12/2016		64,940	55.75	2/11/2026					33% in 2018, 2019 and 2020
		2/14/2017		90,710	34.90	2/13/2027					33% in 2019, 2020 and 2021
	RSUs	2/14/2017					17,132	324,651			33% in 2019, 2020 and 2021
	PSUs	2/12/2016							12,492	236,723	100% in 2019, subject to performance
		2/14/2017							19,040	360,808	100% in 2020, subject to performance
Erez Vigodman	Options	1/8/2014	187,134	93,568	41.05	1/7/2024					33% in 2016, 2017 and 2018
		2/12/2015	54,619	54,619	57.35	2/11/2025					33% in 2017 and 2018 (2019 tranche forfeited)
		2/12/2016		58,276	55.75	2/11/2026					33% in 2018 (2019 and 2020 tranches forfeited)
		5/16/2016		18,540	50.43	5/15/2026					33% in 2018 (2019 and 2020 tranches forfeited)
	RSUs	1/8/2014					5,220	98,919			33% in 2016, 2017 and 2018
Dr. Yitzhak Peterburg	Options	8/31/2010	198,752		50.62	8/30/2020					vested
		2/14/2017		255,104	34.90	2/13/2027					33% in 2019, 2020 and 2021
	RSUs	2/14/2017					48,185	913,106			33% in 2019, 2020 and 2021
	PSUs	2/14/2017							53,552	1,014,810	100% in 2020, subject to performance
Eyal Desheh	Options	11/7/2011	198,003		41.72	11/6/2021					vested
		3/12/2014	65,720	32,861	48.76	3/11/2024					33% in 2016, 2017 and 2018
		2/12/2015	29,792	59,584	57.35	2/11/2025					33% in 2017, 2018 and 2019
		2/12/2016		99,904	55.75	2/11/2026					33% in 2018, 2019 and 2020
		5/16/2016		13,908	50.43	5/15/2026					33% in 2018, 2019 and 2020
		2/14/2017		113,382	34.90	2/13/2027					33% in 2019, 2020 and 2021
	RSUs	2/14/2017					21,415	405,814			33% in 2019, 2020 and 2021
	PSUs	2/12/2016							19,219	364,200	100% in 2019, subject to performance
		5/16/2016							2,672	50,634	100% in 2019, subject to performance
		2/14/2017							23,801	451,029	100% in 2020, subject to performance
Dr. Rob Koremans	Options	3/1/2012	250,001		45.29	2/28/2022					vested
		3/12/2014	65,720	32,861	48.76	3/11/2024					33% in 2016, 2017 and 2018
		2/12/2015	31,447	62,896	57.35	2/11/2025					33% in 2017, 2018 and 2019
		2/12/2016		99,904	55.75	2/11/2026					33% in 2018, 2019 and 2020
		5/16/2016		8,346	50.43	5/15/2026					33% in 2018, 2019 and 2020
		2/14/2017		141,728	34.90	2/13/2027					33% in 2019, 2020 and 2021
	RSUs	2/14/2017					26,769	507,273			33% in 2019, 2020 and 2021
	PSUs	2/12/2016							19,219	364,200	100% in 2019, subject to performance
		5/16/2016							1,603	30,377	100% in 2019, subject to performance
		2/14/2017							29,751	563,781	100% in 2020, subject to performance

			Option Awards				Stock Awards
Name	Award Type	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#) (3)	Market Value of Shares or Units of Shares That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested ($) (6)	Vesting Schedule (7)
Dr. Michael Hayden	Options	5/9/2012	275,000		42.19	5/8/2022					vested
		3/12/2014	65,720	32,861	48.76	3/11/2024					33% in 2016, 2017 and 2018
		2/12/2015	31,447	62,896	57.35	2/11/2025					33% in 2017, 2018 and 2019
		2/12/2016		99,904	55.75	2/11/2026					33% in 2018, 2019 and 2020
		5/16/2016		16,687	50.43	5/15/2026					33% in 2018, 2019 and 2020
		2/14/2017		113,382	34.90	2/13/2027					33% in 2019, 2020 and 2021
	RSUs	2/14/2017					21,415	405,814			33% in 2019, 2020 and 2021
	PSUs	2/12/2016							19,219	364,200	100% in 2019, subject to performance
		5/16/2016							3,207	60,773	100% in 2019, subject to performance
		2/14/2017							23,801	451,029	100% in 2020, subject to performance

(1)	Amounts disclosed in this column reflect the number of options granted to our NEOs that were subject to time based vesting and have vested. The options generally expire ten years from the date of grant, and have an exercise price of no less than 100% of the fair market value of a Teva share on the date of grant. See “—2017 Potential Payments Upon Termination or Change in Control” for information on the treatment of options upon retirement, death, disability, termination or change in control.
(2)	Amounts disclosed in this column reflect the number of options granted to our NEOs that were subject to time based vesting that had not vested as of December 31, 2017.
(3)	Amounts disclosed in this column reflect the number of unvested RSUs granted to our NEOs that were subject to time based vesting. See “—2017 Potential Payments Upon Termination or Change in Control” for information on the treatment of RSUs upon retirement, death, disability, termination or change in control.
(4)	Amounts disclosed in this column reflect the market value of the RSUs reported in the preceding column using the closing price of a Teva share as reported on the New York Stock Exchange on December 29, 2017, the last trading day of the year, multiplied by the number of shares underlying each award. This column does not include the value of dividends paid on our ordinary shares during the performance period as no dividends accrue on unvested RSUs.
(5)	Amounts disclosed in this column reflect the number of unvested PSUs held by our NEOs, based on achievement of all applicable performance goals at target level for open performance cycles ending in 2018 and 2019. PSUs vest following completion of the year indicated and following the date on which the Compensation Committee and Board certifies that the performance conditions have been achieved. The actual number of PSUs that will be earned in respect of these unvested awards, if any, will be determined at the end of each performance cycle and might be less or more than the number shown in this column. See footnote (2) to “2017 Grants of Plan-Based Awards” above for information regarding the nature of the performance measures incorporated in the 2017-2019 PSU grant. See “—2017 Potential Payments Upon Termination or Change in Control” for information on the treatment of PSUs upon retirement, death, disability, termination or change in control.
(6)	Amounts disclosed in this column reflect the market value of the unvested PSUs held by our NEOs and reported in the preceding column using the closing price of a Teva share as reported on the New York Stock Exchange on December 29, 2017, the last trading day of the year, multiplied by the target number of shares underlying each award. This column does not include the value of dividends paid on our ordinary shares during the performance period as no dividends accrue on unvested PSUs.
(7)	This column discloses the vesting dates of outstanding awards held by our NEOs at year end. These dates do not include the impact of shares that may be forfeited upon the conclusion of the notice period currently in effect for applicable former NEOs.

2017 Option Exercises and Stock Vested

The table below shows the number of shares each of our NEOs acquired and the values they realized upon the vesting of PSUs and RSUs, during 2017. Values are shown before payment of any applicable withholding taxes or brokerage commissions. There were no share options exercised by the NEOs in 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Michael McClellan	1,355	30,827
Dr. Carlo de Notaristefani	22,642	753,979
Dr. Hafrun Fridriksdottir	10,252	270,496
Mark Sabag	23,703	644,405
Erez Vigodman	5,220	177,480
Dr. Yitzhak Peterburg	14,369	237,376
Eyal Desheh	22,642	753,979
Dr. Rob Koremans	22,642	753,979
Dr. Michael Hayden	22,642	753,979

(1)	Amounts disclosed in this column reflect the number of PSUs and RSUs that vested during 2017. This column does not include the value of dividends paid on our ordinary shares during the performance period as no dividends accrue on unvested PSUs or RSUs. The amounts reported for Dr. Peterburg include shares that he received in his capacity as a director prior to 2017 that were accelerated and vested in connection with his resignation from the Board.
(2)	Amounts disclosed in this column reflect the value realized upon vesting of the PSUs and RSUs, as calculated based on the price of a Teva share on the vesting date, multiplied by the number of shares underlying each award.

2017 Pension Benefits

None of our NEOs participate in or have accrued benefits under qualified or non-qualified defined benefit plans sponsored by us.

2017 Nonqualified Deferred Compensation

Name	Plan Name	Executive Contributions in Last FY ($) (1)	Company Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($) (4)
Michael McClellan	Supplemental Deferred Compensation Plan	121,476	16,933	26,269	0	228,560
Dr. Carlo de Notaristefani	Supplemental Deferred Compensation Plan	1,059,731	0	162,992	0	1,666,236
	Defined Contribution Supplemental Executive Retirement Plan	0	125,460	80,664	0	582,120
Hafrun Fridriksdottir	Supplemental Deferred Compensation Plan	59,289	24,923	10,087	0	129,381

(1)	Amounts disclosed in this column reflect elective deferrals made by our NEOs and are included in the amounts reported as “Salary” in the Summary Compensation Table above except for Dr. de Notaristefani for whom $405,332 is reported as “Salary” and $654,399 is reported as “Non-Equity Incentive Plan Compensation.”

(2)	Amounts disclosed in this column are included within the amount reported in the “All Other Compensation” column of the Summary Compensation Table.
(3)	Amounts disclosed in this column include earnings on the Supplemental Deferred Compensation Plan and the Defined Contribution Supplemental Executive Retirement Plan as well as changes in the values of the underlying accounts. None of the amounts disclosed in this column were reported in the Summary Compensation Table because the Company does not credit above-market or preferential earnings on deferred compensation.
(4)	Amounts disclosed in this column reflect the cumulative value of applicable NEO’s contributions, Company matching contributions and investment earnings thereon. None of the amounts in this column have been disclosed in previous Summary Compensation Table disclosures as this is the Company’s first report to include this table.

Teva’s North American subsidiaries provide a tax qualified defined contribution 401(k) Retirement Savings Plan for the benefit of employees. Under this plan, contribution amounts have been determined based on specified percentages of pay. The Internal Revenue Code limits the benefits that may be contributed into the 401(k) plan. As a complement to this plan, the Company maintains two supplemental retirement plans to bridge the gap between legally mandated limits on qualified plan benefits and the retirement benefits offered at comparable public companies, and to provide participants with supplemental benefits. The two plans include the Supplemental Deferred Compensation Plan, which is a broad-based plan, and the Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”), which is available to grandfathered U.S. executive officers (no new U.S. executive officers are enrolled in this plan). While the Company has formally funded the 401(k) plan match contribution, the Supplemental Deferred Compensation Plan and the DC SERP are not formally funded.

Supplemental Deferred Compensation Plan

The Supplemental Deferred Compensation Plan is a nonqualified, unfunded deferred compensation plan under which certain eligible employees may defer up to 75% of base salary, annual bonuses and sales bonuses. The Company matches 100% of the first 6% of all eligible compensation deferred above the IRS qualified compensation limit, and makes restorative matching contributions to restore the Company match that were lost to the participant under the Retirement Savings Plan. Participants are vested in 100% of Company contributions once three years of service are completed. There are 27 investment options, and participants may change their investment allocations. Contributions plus earnings are paid out of the general assets of the Company. Participants that are age 55 with at least 15 years of service or age 65 with five years of service are retirement eligible, and may receive payment from the Plan in a lump sum or in annual installments for up to 20 years beginning on the first distribution date (January or July) that is at least 13 months after retirement. Participants that terminate employment prior to retirement receive a lump sum beginning on the first distribution date that is at least six months after termination. Participants may change their distribution election at least 12 months prior to the originally scheduled payment date and as long as the change results in the payment date being delayed at least five years.

Defined Contribution Supplemental Executive Retirement Plan

The DC SERP is a nonqualified, unfunded plan in which certain executive officers may participate. Under this plan, the Company establishes an account on behalf of each participant and credits that account on the last day of the year with an amount equal to 15% of the participant’s base salary paid during the year as a future retirement benefit. If the participant has a separation from service after age 65 or dies or becomes disabled, the Company will credit the account with a pro-rata amount in respect of the portion of the year during which the participant qualified as a participant. The participant may direct percentages of the amounts credited to the participant’s account to be notionally invested in notional investment funds, and the account is credited with earnings that mirror the investment results of such investment funds. As of a valuation date, the notional realized and unrealized gains and losses and the notional income are allocated for the benefit of the participant’s account.

Participants vest in their accounts upon either the earliest of five full years as a participant, attaining age 65 while employed by the Company, death, disability, or a change in control as defined under Code Section 409A. If a participant separates from service before they are 100% vested, they will forfeit the entire account balance. If a participant breaches any noncompete or nonsolicit or other covenants under the plan, is terminated for cause or fails to execute a release of claims against the Company upon a termination of employment, they will forfeit their account balance. A participant may receive the vested benefit in the account in a lump sum following their separation from service or, if the participant so elects, in installments. If a participant does not have 10 years of service and is 55 at the time of separation from service, payment will be in the form of a single lump sum. If a participant dies after separation from service and prior to benefits being paid, such benefits will continue to be paid in the same form as elected by the participant. If the participant dies or becomes disabled, the vested value of the account will be distributed in a single lump sum. If installment payments are elected, the installment amounts are determined as the remaining balance divided by the number of years over which the installments will be paid. Payments may be delayed due to certain tax rules or deferral elections made by the executive.

2017 Potential Payments Upon Termination or Change in Control

In connection with any termination of employment, including if there is a termination in connection with a change in control of the Company, our NEO’s would be eligible to receive certain payments, benefits and treatment of the various forms of equity that such NEO holds (provided, in some cases, that certain conditions are met).

The amounts that the NEOs would receive are set forth below for the following types of termination of employment: termination for cause, death, disability, retirement, termination without cause, resignation for good reason, resignation without good reason and a change in control of the Company.

In accordance with SEC rules, we have used certain assumptions in determining the amounts shown. We have assumed that the termination of employment or change in control occurred on December 31, 2017, and that the value of a Teva share on that day was $18.95, the closing price on the NYSE on December 29, 2017, the last trading day of 2017.

Under these SEC rules, the potential payments upon termination do not include certain distributions or benefits which are not enhanced by a qualifying termination of employment or change in control. These payments and benefits are referred to as “vested benefits” and include:

•	Amounts payable when employment terminates under programs generally applicable to the Company’s salaried employees;

•	Vested benefits accrued under the 401(k) and pension plans; and

•	Vested benefits under the Supplemental Deferred Compensation Plan and the Defined Contribution Supplemental Executive Retirement Plan provided to the NEOs on the same basis as all other employees eligible for such plans, as previously described in the section entitled “2017 Nonqualified Deferred Compensation.”

Current NEOs

Kåre Schultz

Mr. Schultz’s employment terms generally require the Company and Mr. Schultz to provide three months’ notice of termination of employment, other than in connection with a termination for cause, death or disability. We may waive Mr. Schultz’s services during such notice period or any part thereof, on the condition that we pay him his monthly base salary and all additional compensation and benefits in respect of such waived period.

Mr. Schultz’s employment terms provide that in connection with his termination of employment, Mr. Schultz will be entitled to receive payments associated with termination as required pursuant to applicable Israeli law and certain accrued obligations. Upon termination by the Company without cause or by Mr. Schultz with good reason, Mr. Schultz will generally be entitled to receive cash severance, together with severance amounts accumulated in his severance account, equal to the product of twelve times his monthly base salary (or the minimum amount required under applicable law, if greater). Mr. Schultz is also entitled to receive an amount equal to twenty-four times his monthly base salary, in consideration for, and conditioned upon, his undertaking not to compete with Teva for two years following termination and other restrictive covenants, and his compliance with such undertaking, which amount would be paid in connection with terminations other than in the event of his termination by the Company for cause or his death. In the event that his employment is terminated without cause within one year following certain mergers and as a result thereof, Mr. Schultz will be entitled to an additional lump sum cash payment equal to his current annual salary.

Upon his termination due to death, disability, termination without cause and resignation with good reason, Mr. Schultz will receive payment of any unvested portion of his sign-on cash award, vesting of his sign-on RSU award on the later of the date of termination and the first anniversary of the grant date, and continued vesting of his sign-on PSU awards (which will ultimately be settled based on actual performance through the end of the applicable three-year and five-year performance periods). In the event of a change in control before the terminations listed above, Mr. Schultz’s sign-on PSU awards will be treated as earned based on the price paid per share to shareholders (or if none, then based on the last per share trading price before the change in control). The awards may then either continue as time-vested awards over the remainder of the required vesting period or, if not assumed, settled upon the change in control. If the sign-on PSU awards are assumed and continue as time-vested awards, they will be immediately settled upon termination following the change in control due to death, disability, termination without cause and resignation with good reason.

All termination payments and benefits in excess of those required to be paid pursuant to applicable law are subject to the execution of a release of claims, and shall immediately terminate without further obligation of Teva, in the event that he breaches his restrictive covenants.

Michael McClellan

Mr. McClellan’s employment terms generally require the Company and Mr. McClellan to provide three months’ notice of termination of employment, other than in connection with a termination for cause, death or disability. We may waive Mr. McClellan’s services during such notice period or any part thereof, on the condition that we pay him his monthly base salary and all additional compensation and benefits in respect of such waived period.

Upon termination by the Company without cause or by Mr. McClellan for good reason, Mr. McClellan will generally be entitled to receive cash severance equal to the product of six times his monthly base salary and payment of certain costs associated with continued medical insurance for eighteen months. Mr. McClellan is also entitled to receive an amount equal to twelve times his monthly base salary, in consideration for, and conditioned upon, his undertaking not to compete with Teva for one year following termination and other restrictive covenants. In the event that his employment is terminated without cause within one year following certain mergers and as a result thereof, Mr. McClellan will be entitled to an additional lump sum cash payment of $1.5 million.

All termination payments and benefits in excess of those required to be paid pursuant to applicable law are subject to the execution of a release of claims, and shall immediately terminate without further obligation of Teva, and Mr. McClellan shall promptly repay Teva any such payments or benefits provided, in the event that he breaches his restrictive covenants.

Dr. Carlo de Notaristefani

Dr. de Notaristefani’s employment terms generally require the Company and Dr. de Notaristefani to provide six months’ notice of termination of employment, other than in connection with a termination for cause, death or disability. We may waive Dr. de Notaristefani’s services during such notice period or any part thereof, on the condition that we pay him his monthly base salary and all additional compensation and benefits in respect of such waived period.

Upon termination by the Company without cause, by Dr. de Notaristefani for good reason, or by Dr. de Notaristefani without good reason on or after July 1, 2020, Dr. de Notaristefani will generally be entitled to receive cash severance equal to the product of twelve times his monthly base salary and payment of certain costs associated with continued medical insurance for eighteen months. Dr. de Notaristefani is also entitled to receive an amount equal to twelve times his monthly base salary, in consideration for, and conditioned upon, his undertaking not to compete with Teva for one year following termination and other restrictive covenants. In the event that his employment is terminated without cause within one year following certain mergers and as a result thereof, Dr. de Notaristefani will be entitled to an additional lump sum cash payment of $1.5 million.

Dr. de Notaristefani is also entitled to continued vesting in full of equity-based awards following termination without cause and continued vesting in full of equity-based awards following resignation with or without good reason on or after July 1, 2020.

All termination payments and benefits in excess of those required to be paid pursuant to applicable law are subject to the execution of a release of claims, and shall immediately terminate without further obligation of Teva, and Dr. de Notaristefani shall promptly repay Teva any such payments or benefits provided, in the event that he breaches his restrictive covenants.

Dr. Hafrun Fridriksdottir

Dr. Fridriksdottir’s employment terms generally require the Company and Dr. Fridriksdottir to provide six months’ notice of termination of employment, other than in connection with a termination for cause, death or disability. We may waive Dr. Fridriksdottir’s services during such notice period or any part thereof, on the condition that we pay her the monthly base salary and all additional compensation and benefits in respect of such waived period.

Upon termination by the Company without cause or by Dr. Fridriksdottir for good reason, Dr. Fridriksdottir will generally be entitled to receive cash severance equal to the product of twelve times her monthly base salary if terminated before August 3, 2018, and cash severance equal to the product of six times her monthly base salary if terminated on or after August 3, 2018. In addition, Dr. Fridriksdottir will be entitled to payment of certain costs associated with continued medical insurance for eighteen months. Dr. Fridriksdottir is also entitled to receive an amount equal to twelve times her monthly base salary, in consideration for, and conditioned upon, her undertaking not to compete with Teva for one year following termination and other restrictive covenants. In the event that her employment is terminated without cause within one year following certain mergers and as a result thereof, Dr. Fridriksdottir will be entitled to an additional lump sum cash payment of $1.5 million.

Because Dr. Fridriksdottir meets the requirements for a qualifying retirement and termination under the Company’s policy pursuant to its 2015 Long-term Equity-Based Incentive Plan, if she is terminated without cause and current retirement policy is in effect, she will be entitled to continued vesting of her outstanding awards granted by the Company after the acquisition of Actavis Generics. In addition, if she is terminated without cause (or resigns for good reason) before August 3, 2018, she will also be entitled to immediate vesting of unvested equity awards originally granted to her by Allergan plc and converted into Company equity awards at the time she joined the Company following Teva’s acquisition of Actavis Generics (“Rollover Awards”). If she resigns without good reason, she will be entitled to continued exercisability of vested options until the earlier of the applicable expiration date or two years after termination for Rollover Awards only due to the legacy Allergan qualifying retirement policy.

All termination payments and benefits in excess of those required to be paid pursuant to applicable law are subject to the execution of a release of claims, and shall immediately terminate without further obligation of Teva, and Dr. Fridriksdottir shall promptly repay Teva any such payments or benefits provided, in the event that she breaches her restrictive covenants.

Mark Sabag

Mr. Sabag’s employment terms generally require the Company and Mr. Sabag to provide nine months’ notice of termination of employment, other than in connection with a termination for cause, death or disability. We may waive Mr. Sabag’s services during such notice period or any part thereof, on the condition that we pay him his monthly base salary and all additional compensation and benefits in respect of such waived period.

Mr. Sabag’s employment terms provide that in connection with his termination of employment, Mr. Sabag will be entitled to receive payments associated with termination as required pursuant to applicable Israeli law. In the event of retirement to pension at the statutory age, termination due to death or disability, termination without cause, or resignation for good reason, Mr. Sabag will be entitled to a make-up payment equal to his monthly base salary multiplied by the number of his years of service, that together with severance amounts accumulated in his pension insurance fund account cannot exceed twice his monthly base salary multiplied by the number of his years of service. In the event of a resignation without good reason, the make-up payment will be equal to half his monthly base salary multiplied by the number of his years of service, that together with severance amounts accumulated in his pension insurance fund account cannot exceed 1.5 times his monthly base salary multiplied by the number of his years of service. Mr. Sabag is also entitled to receive an amount equal to twelve times his monthly base salary, in consideration for and conditioned upon his undertaking not to compete with Teva for one year following termination. This amount would not be paid upon termination for cause or death. In the event that his employment is terminated without cause within one year following certain mergers and as a result thereof, Mr. Sabag will be entitled to an additional lump sum payment of $1.5 million.

Mr. Sabag is also entitled to continued vesting of equity-based awards for twenty-four months following termination without cause. In addition, in the event that his employment is terminated without cause within one year following certain mergers and as a result thereof, Mr. Sabag will be entitled to accelerated vesting of unvested equity upon termination.

The non-compete payment is subject to compliance with the non-compete covenant. In the event of a material breach, payment will cease and the Company will be entitled to reclaim amounts already paid.

Former NEOs

For all of the former NEOs, the employment terms generally require the parties to provide notice of termination of employment (ranging from 6 to 9 months), other than in connection with a termination for cause, death or disability. We may waive services during such notice period or any part thereof, on the condition that we pay the executive the monthly base salary and all additional compensation and benefits in respect of such waived period. We did not waive the notice period for any former NEO. All of the former NEOs received notice during 2017, and with the exception of Mr. Vigodman, who completed the notice period during 2017, all of the former NEOs will complete their notice periods during 2018.

Erez Vigodman

Pursuant to Mr. Vigodman’s terms of employment, in connection with his termination of employment, Mr. Vigodman was entitled to receive nine months’ notice, payments associated with termination as required pursuant to Israeli law, certain previously accrued obligations, including payout of accrued vacation, and a payment that, together with severance amounts accumulated in his existing pension insurance funds, equals the product of twice his monthly base salary multiplied by the number of his years of service. Mr. Vigodman is also receiving an amount equal to eighteen times his monthly base salary in consideration for compliance with certain non-competition covenants.

Under his employment agreement, Mr. Vigodman is also entitled to continued vesting of equity-based awards for twelve months following termination.

The severance, other than statutory severance, the non-compete payment and the equity benefits, are subject to compliance with non-compete and other restrictive covenants. In the event of a breach, payment and vesting cease and in the event of a material breach the Company will be entitled to reclaim amounts of the non-compete payment already paid.

Dr. Yitzhak Peterburg

Pursuant to Dr. Peterburg’s terms of employment, in connection with his termination of employment, Dr. Peterburg is entitled to receive nine months’ notice, payments associated with termination as required pursuant to Israeli law, certain previously accrued obligations, including payout of accrued vacation, and a payment that, together with severance amounts accumulated in his existing pension insurance funds, equals the product of twice his monthly base salary multiplied by the number of his years of service as Interim President and CEO.

Under his employment agreement, Dr. Peterburg will also be entitled to continued vesting in full of all equity based awards granted to him as Interim President and CEO.

The severance, other than statutory severance, and equity benefits are subject to compliance with non-compete and other restrictive covenants. In the event of a breach, payment and vesting cease and in the event of a material breach the Company will be entitled to reclaim any such benefits.

Eyal Desheh

Pursuant to Mr. Desheh’s terms of employment, in connection with his termination of employment, Mr. Desheh is entitled to receive nine months’ notice, payments associated with termination as required pursuant to Israeli law, certain previously accrued obligations, including payout of accrued vacation, a make-up payment equal to his monthly base salary multiplied by the number of his years of service, that together with severance amounts accumulated in his pension insurance fund account cannot exceed twice his monthly base salary multiplied by the number of his years of service, and eligibility to a pro-rata annual cash incentive for the term active in position. Mr. Desheh is also receiving an amount equal to twelve times his monthly base salary, conditioned upon his undertaking not to compete with Teva for one year following termination.

Mr. Desheh is also entitled to continued vesting in full of equity-based awards due to our qualifying retirement and qualifying termination policy.

The non-compete payment is subject to compliance with the non-compete covenant. In the event of a material breach, payment will cease and the Company will be entitled to reclaim amounts already paid.

Dr. Rob Koremans

Pursuant to Dr. Koremans’ terms of employment, in connection with his termination of employment, Dr. Koremans is entitled to receive six months’ notice, a severance payment equal to 12 monthly salaries and target annual cash incentive (for a total of 24 monthly salaries).

Dr. Koremans is also entitled to continued vesting of equity-based awards until March 1, 2020.

Dr. Michael Hayden

Pursuant to Dr. Hayden’s terms of employment, in connection with his termination of employment, Dr. Hayden is entitled to receive nine months’ notice, payments associated with termination as required pursuant to Israeli law, certain previously accrued obligations, including payout of accrued vacation, a payment equal to 12 monthly salaries, a payment that, together with severance amounts accumulated in his existing pension insurance funds, equals the product of twice his monthly base salary multiplied by the number of his years of service, a payment equal to the premium for continued health insurance coverage for eighteen months following the termination date, and certain relocation benefits in the event of a move back to Canada within one year following the termination date.

Dr. Hayden is also entitled to continued vesting of certain equity-based awards due to our qualifying retirement and qualifying termination policy.

The severance amount, other than statutory severance, as well as the medical benefits, equity benefits and the relocation benefits are subject to the execution of a release of claims. These payments and benefits (other than the components required to be paid under applicable law) shall immediately terminate, and the Company shall have no further obligations to Dr. Hayden with respect thereto, in the event that he breaches any provisions related to confidentiality or his covenant not to compete.

Potential Payments Upon Termination or Change In Control

The following tables summarize the payments the current NEOs would receive upon termination and completion of the required notice period at December 31, 2017 and the payments the former NEOs are eligible to receive upon termination and completion of the required notice period, as applicable. As the former NEOs have already received notice of termination, amounts for other termination events such as death, disability or change in control are not included. The U.S. dollar amounts in the tables below were converted from local currency, where needed, using the December monthly average exchange rate of 3.50 Israeli shekels per U.S. dollar and 0.84 euros per U.S. dollar, except accrued vacation for Mr. Vigodman since this payment was made in November 2017 (monthly average exchange rate of 3.52 shekels per U.S. dollar).

Current NEOs

Payments Resulting From Termination without Cause or Resignation with Good Reason

Category	Kåre Schultz	Michael McClellan	Dr. Carlo de Notaristefani	Dr. Hafrun Fridriksdottir	Mark Sabag
Severance payments (1)	1,972,120	350,000	836,400	720,000	872,505
Non-compete payments (2)	4,000,000	700,000	836,400	720,000	621,262
Accrued vacation	6,364	0	0	0	245,304
Health benefits continuation	0	36,937	27,123	11,254	0
Sign-on cash award (3)	20,000,000	0	0	0	0
Post termination equity vesting (4)(5)	33,173,510	0	2,093,558	1,190,723	344,928
Total amount without merger	$59,151,994	$1,086,937	$3,793,481	$2,641,977	$2,083,999
Post-merger termination payment (6)	2,000,000	1,500,000	1,500,000	1,500,000	1,500,000
Post-merger equity acceleration (7)	0	0	0	0	922,183
Total amount with merger	$61,151,994	$2,586,937	$5,293,481	$4,141,977	$4,506,182

(1)	In addition to the amounts reported above, Mr. Schultz would receive $27,880, and Mr. Sabag would receive $302,141, which amounts are already held in severance accounts on their behalf. For Mr. Sabag, the severance amount in the table would also be payable upon retirement to pension at the statutory age, or termination due to death or disability. Upon resignation without good reason Mr. Sabag would be entitled to a severance payment amount of $293,661 in addition to the amount accumulated in his severance accounts.

(2)	For Mr. Schultz, the non-compete payment would be paid, assuming his compliance with the non-compete covenant, in connection with terminations other than his termination by the Company for cause or his death. For Mr. Sabag the non-compete payment is also paid upon retirement to pension at the statutory age, termination due to disability, or resignation without good reason.
(3)	For Mr. Schultz, the sign-on cash award is also paid in the event of death or disability.
(4)	Amounts reported are based on the price of a Teva share on December 29, 2017, the last trading day of 2017 ($18.95) and, with respect to PSUs, target performance, except for 2015-2017 PSUs, with respect to which no PSUs were earned.
(5)	For Mr. Schultz the equity vesting also applies in the event of death or disability. For Dr. de Notaristefani and Mr. Sabag, the equity vesting does not apply to resignation with good reason. For Dr. Fridriksdottir, only her “Rollover Awards” would vest upon resignation with good reason ($285,046).
(6)	Assumes merger, followed by a termination without cause on December 31, 2017.
(7)	Mr. Sabag’s employment agreement provides for equity acceleration upon a post-merger involuntary termination without cause. Amounts reported are based on the end of year stock price ($18.95) and, with respect to PSUs, target performance, except for 2015-2017 PSUs, with respect to which no PSUs were earned.

Accelerated/Continued Equity Vesting Upon Death or Disability

Under our 2015 Long-Term Equity-Based Incentive Plan, upon death or disability, performance awards, such as PSUs, will immediately vest and pay out based on the target level of performance as of the date of termination, RSUs will immediately be vested and settled and options will immediately vest and remain exercisable through the original expiration date. For treatment of Mr. Schultz’s sign-on equity awards upon death or disability, see the summary of his termination terms above.

Under our 2010 Long-Term Equity-Based Incentive Plan, upon death or disability, RSUs, restricted shares and options will continue to vest, as if no termination had occurred, and will remain exercisable through their original expiration date or settle in accordance with the schedule set forth in the applicable award agreement.

Category	Kåre Schultz	Michael McClellan	Dr. Carlo de Notaristefani	Dr. Hafrun Fridriksdottir	Mark Sabag
Value (1)	$45,280,738	$245,126	$2,093,558	$1,190,723	$922,183

(1)	Amounts reported are based on the price of a Teva share on December 29, 2017, the last trading day of 2017 ($18.95) and, with respect to PSUs, target performance, except for 2015-2017 PSUs, with respect to which no PSUs were earned.

Former NEOs

Payments Resulting From Termination without Cause

Category	Erez Vigodman	Dr. Yitzhak Peterburg	Eyal Desheh	Dr. Rob Koremans	Dr. Michael Hayden
Severance payments (1)	528,836	286,549	967,056	1,641,994	1,658,877
Non-compete payments (1)	2,511,139	0	854,289	0	0
Accrued vacation (1)	370,195	174,396	113,416	0	335,523
Health benefits continuation	0	0	0	0	18,666
Post termination equity vesting (2)	98,919	1,927,916	1,271,678	1,296,540	560,238
Total	$3,509,089	$2,388,861	$3,206,439	$2,938,534	$2,573,304

(1)	Amounts reported as “Termination Payments” in the footnote to All Other Compensation are included in the table above. In addition to the amounts above, the individuals will receive the following amounts already held in severance funds on their behalf: Mr. Vigodman, $513,597; Dr. Peterburg, $128,099; Mr. Desheh, $457,552; and Dr. Hayden, $539,519.

(2)	Amounts reported are based on the price of a Teva share on December 29, 2017, the last trading day of 2017 ($18.95) and, with respect to PSUs, target performance, except for 2015-2017 PSUs, with respect to which no PSUs were earned.

Non-Employee Director Compensation

Pursuant to the Israeli Companies Law and regulations promulgated thereunder (the “Regulations”), any arrangement between Teva and a director relating to his or her compensation as a director or other position with Teva must generally be consistent with our Compensation Policy and approved by the Compensation Committee, the Board and by a simple majority of Teva’s shareholders. Shareholder approval is not required in certain instances, for example, for the compensation granted to a director for the period following his or her appointment until the next general meeting of shareholders, provided such compensation is approved by the Compensation Committee and the Board, is consistent with the Compensation Policy and is on similar or less favorable terms than those of such person’s predecessor.

As approved at our 2015 annual general meeting of shareholders, each of our non-employee directors from time to time (other than our Chairman of the Board) is entitled to annual compensation comprised of:

(i)	an annual Board membership fee of $160,000 paid in cash;

(ii)	additional annual cash fees for service on Board committees ($20,000 for service on the Audit Committee, $15,000 for service on the Compensation Committee and $10,000 for service on each other committee);

(iii)	an annual equity-based award in the form of restricted share units (RSUs) with an approximate aggregate fair market value of $130,000 as of the date of grant; and

as approved at our 2017 annual general meeting of shareholders,

(iv)	an additional annual cash fee for his or her membership on each special or ad-hoc committee, in an amount equal to $20,000 per annum.

Our 2017 annual general meeting of shareholders approved an annual fee of $567,000 for our Chairman of the Board. This fee is in addition to the annual equity-based award in the form of RSUs our Chairman is entitled to with an approximate fair market value of $378,000 on the date of grant, as approved at our 2015 annual general meeting of shareholders. Our Chairman is also entitled to certain secretarial and other services and benefits.

Fees for Board and committee service are payable over the period of time during which the individual serves as a non-employee director. In the event that a non-employee director serves as a member of the Board during only a portion of the period from one annual meeting to the next, a pro-rated amount of the annual board membership fee, committee fees and equity award will be paid. Upon completion of a non-employee director’s service as a director, other than removal pursuant to a shareholder resolution due to a breach of fiduciary duties, any unvested awards granted to such director in virtue of such position and held by such director will immediately become vested.

In addition, Teva reimburses or covers its directors for expenses (including travel expenses) incurred in connection with meetings of the Board and its committees or performing other services for Teva in their capacity as directors, in accordance with Israeli law and the Compensation Policy. Directors, including the Chairman of the Board, are also entitled to certain perquisites having an aggregate monetary value of no more than $10,000 per year per director.

VAT, if applicable, is added to the above director compensation, in accordance with applicable law.

No additional compensation is received for attendance at a Board or Committee meeting.

2017 Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Dr. Sol J. Barer (3)	243,389	454,884	698,273
Roger Abravanel (4)	104,445	0	104,445
Dr. Arie Belldegrun (5)	12,110	0	12,110
Rosemary A. Crane	201,681	130,001	331,682
Amir Elstein	190,592	130,001	320,593
Murray A. Goldberg (6)	85,957	130,001	215,958
Jean-Michel Halfon	198,116	130,001	328,117
Gerald M. Lieberman	208,343	130,001	338,344
Galia Maor	196,417	130,001	326,418
Roberto A. Mignone (6)	81,712	130,001	211,713
Dr. Perry D. Nisen (6)	81,712	130,001	211,713
Joseph Nitzani (7)	163,397	32,500	195,897
Nechemia J. Peres (6)	83,753	130,001	213,754
Ory Slonim (8)	106,103	0	106,103
Dan Suesskind (9)	50,357	103,889	154,246
Gabrielle Sulzberger	196,788	130,001	326,789

(1)	The amounts shown include the cash portion of the annual fee for the Chairman of the Board and Board membership fees and committee service fees for other non-employee directors.
(2)	In August 2017, each non-employee director serving at that time, excluding the Chairman of the Board, was granted 7,956 RSUs, based on the grant date fair value of a share of $16.34. Non-employee directors that join after the general meeting are eligible for an equity grant value that is pro-rated in an amount equal to the difference between (i) an annual grant and (ii) the product of (x) an annual grant divided by 12 and (y) the number of months (including partial months) in the period between the last annual meeting of shareholders and the date of such appointment. In November 2017, Dan Suesskind was granted 9,575 RSUs based on the grant date fair value of a share of $10.85. The amounts shown in the Stock Awards column represent the aggregate grant date fair values of RSUs computed in accordance with FASB Accounting Standards Codification Topic 718 (“Topic 718”). Valuations of RSUs were determined based on the fair market value of a Teva share on the grant date, less the net present value of dividends. For information regarding assumptions, factors and methodologies used in our computations pursuant to Topic 718, see note 14c. to our consolidated financial statements for the year ended December 31, 2017. These RSUs vest three years from the grant date. As of December 31, 2017, the aggregate number of unvested RSUs held by each current non-employee director was as follows: Dr. Sol J. Barer: 30,545; Rosemary A. Crane: 12,898; Amir Elstein: 12,898; Murray A. Goldberg: 7,956; Jean-Michel Halfon: 12,898; Gerald M. Lieberman: 12,898; Galia Maor: 12,898; Roberto A. Mignone: 7,956; Dr. Perry D. Nisen: 7,956; Nechemia J. Peres: 7,956; Dan Suesskind: 9,575; and Gabrielle Sulzberger: 12,898. Upon completion of a non-employee director’s service as a director, other than removal pursuant to a shareholder resolution due to a breach of fiduciary duties, any unvested awards granted to such director in virtue of such position and held by such director will immediately become vested. In 2017, Roger Abravanel, Dr. Arie Belldegrun, Joseph Nitzani and Ory Slonim received accelerated vesting of equity in connection with their completion of Board service.
(3)	During his service as Chairman of the Board, Dr. Barer is entitled to an annual fee of $567,000 and an annual equity-based award with a total value of $378,000, in accordance with the general framework for equity-awards for our directors approved at our 2015 annual general meeting of shareholders. Upon his appointment as Chairman of the Board on February 6, 2017, Dr. Barer was granted a pro-rata equity-based award with respect to his service as Chairman of the Board from February 6, 2017 until the 2017 annual meeting on July 13, 2017 and a pro-rata amount of the annual cash fee of $567,000 for his service as Chairman of the Board during such period. Dr. Barer waived $283,500 of his annual fee as Chairman of the Board payable in 2017.

(4)	Mr. Abravanel stepped down from Board service in July 2017.
(5)	Dr. Belldegrun ceased Board service in February 2017.
(6)	Mr. Goldberg, Mr. Mignone, Dr. Nisen, and Mr. Peres were elected to the Board at the 2017 annual meeting on July 13, 2017.
(7)	Mr. Nitzani’s term expired in September 2017.
(8)	Mr. Slonim’s term expired in July 2017.
(9)	Mr. Suesskind was appointed to the Board on September 25, 2017.

Mr. Schultz was not and will not be entitled to any compensation in his capacity as a member of the Board or any committee thereof.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Rosemary A. Crane (chair), Jean-Michel Halfon, Gerald M. Lieberman and Nechemia (Chemi) J. Peres. During fiscal year 2017, no member of the Compensation Committee was an employee, officer or former officer of Teva or any of its subsidiaries. During fiscal year 2017, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related party transactions. During fiscal year 2017, none of our executive officers served on the Board of Directors or compensation committee of any entity that had one or more of its executive officers serving on Teva’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table describes, as of February 8, 2018, the beneficial ownership of Teva ordinary shares (and ADSs representing ordinary shares) by:

•	each person we believe beneficially holds more than 5% of the outstanding ordinary shares based solely on our review of SEC filings;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial Owner	Ordinary Shares Beneficially Owned***		Percent of Ordinary Shares Outstanding ****
Beneficial Owners of More than 5% of Our Ordinary Shares
Allergan plc (1)	68,741,067		6.33%
Capital Research and Management Company (2)	121,617,748		10.68%
Franklin Resources, Inc. (3)	70,601,691		6.49%
Named Executive Officers and Directors:*
Dr. Sol J. Barer	—		**
Kåre Schultz	—		**
Rosemary A. Crane	5,850		**
Amir Elstein	1,993,706		**
Murray Goldberg	—		**
Jean-Michel Halfon	—		**
Gerald M. Lieberman	5,400		**
Galia Maor	—		**
Roberto Mignone	750,000	(4)	**
Dr. Perry Nisen	—		**
Nechemia (Chemi) J. Peres	—		**
Dan S. Suesskind	318,836		**
Gabrielle Sulzberger	—		**
Michael McClellan	31,624		**
Dr. Carlo de Notaristefani	344,199		**
Dr. Hafrun Fridriksdottir	27,324		**
Mark Sabag	303,043		**
Eyal Desheh (5)	394,799		**
Dr. Michael Hayden (5)	473,812		**
Dr. Rob Koremans(5)	477,187		**
Dr. Yitzhak Peterburg (5)	219,987		**
Erez Vigodman (5)	464,273		**
All directors and executive officers as a group (23 persons)	4,388,538		**

*	The address of each shareholder is c/o Teva Pharmaceutical Industries Limited, 5 Basel Street, Petach Tikva, Israel.
**	Represents less than 1%.

***	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any ordinary shares with respect to which such person has (or has the right to acquire within 60 days) sole or shared voting power or investment power.
****	Percentage of beneficial ownership is based on 1.016 billion ordinary shares outstanding at February 8, 2018.
(1)	Based solely on a Schedule 13D/A filed with the SEC on January 12, 2018 by (i) Allergan Holdings B1, Inc. (“Allergan Holdings”), (ii) Allergan W.C. Holding Inc. (“Allergan W.C.”), (iii) Warner Chilcott Limited (“Warner”), (iv) Allergan WC Holdings Ireland Limited (formerly known as Warner Chilcott plc) (“Allergan Ireland”) and (v) Allergan plc (“Allergan” and together with Allergan Holdings, Allergan W.C., Warner and Allergan Ireland, “Allergan Reporting Persons”), (i) Allergan Holdings reported shared voting and dispositive power as to 38,741,067 ordinary shares, (ii) Allergan W.C. reported shared voting and dispositive power as to 30,000,000 ordinary shares and (iii) Warner, Allergan Ireland and Allergan reported shared voting and dispositive power as to 68,741,067 ordinary shares. The Allergan Reporting Persons listed their address as Clonshaugh Business and Technology Park, Coolock, Dublin, D17 E400, Ireland.
(2)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2018, by Capital Research Global Investors (“Capital Research Investors”), Capital Research Investors beneficially own 121,617,748 ordinary shares. Capital Research Investors listed its address as 333 South Hope Street, Los Angeles, CA 90071.
(3)	Based solely on a Schedule 13G filed with the SEC on February 5, 2018, by Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. (together, the “Franklin Reporting Persons”), the Franklin Reporting Persons beneficially own 70,601,691 ordinary shares. The Franklin Reporting Persons listed their address as One Franklin Parkway San Mateo, CA 94403 - 1906.
(4)	Held of record by Swiftcurrent Partners, L.P. and Swiftcurrent Offshore Master, Ltd. Bridger Management, LLC is the investment adviser to these funds and Mr. Mignone is the manager of Bridger Management, LLC. Mr. Mignone disclaims beneficial ownership of the 750,000 ordinary shares held of record by these funds, except to the extent of his indirect pecuniary interest therein.
(5)	Based solely on company shareholder information as of: (i) October 31, 2017 for Dr. Peterburg and Dr. Hayden; (ii) October 26, 2017 for Dr. Koremans; and (iii) December 31, 2016 for Mr. Vigodman and Mr. Desheh, and including, company shareholder information with respect to equity compensation and any ordinary shares with respect to which such person has (or has the right to acquire within 60 days from February 8, 2018) sole or shared voting power or investment power.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2017, certain information related to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders
2015 Long-Term Equity-Based Incentive Plan	51,162,412	$40.09	99,426,185	(1)
2010 Long-Term Equity-Based Incentive Plan	23,760,533	$49.07	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	74,922,945	$44.31	99,426,185	(1)

(1)	Includes awards that were cancelled or forfeited under the 2010 Long-Term Equity-Based Incentive Plan.
(2)	This plan expired and no future grants are available thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

In December 2012, we entered into a collaborative development and exclusive worldwide license agreement with Xenon for its compound XEN402. XEN402 (now designated by us as TV-45070) targets sodium channels found in sensory nerve endings that can increase in chronic painful conditions, and is currently in clinical development for neuropathic pain. Dr. Michael Hayden, who was our President of Global R&D and Chief Scientific Officer until November 27, 2017, is a founder, a minority shareholder and a member of the board of directors of Xenon. We paid Xenon an upfront fee of $41 million and may have been required to pay development, regulatory and sales-based milestones of up to $335 million. Xenon was also entitled to royalties on sales and had an option to participate in commercialization in the United States. As required by the agreement, in November 2014, we invested an additional $10 million in Xenon, in connection with its initial public offering. In order to avoid potential conflicts of interest, we have established certain procedures to exclude Dr. Hayden from involvement in Teva’s decision-making related to Xenon. The phase 2 proof of concept study for TV-45070 did not meet primary and secondary endpoints in 2017.

The related party transaction described above was reviewed and approved in accordance with the provisions of the Israeli Companies Law, Teva’s Articles of Association and Teva policy, as described below.

Approval of Related Party Transactions

The Israeli Companies Law requires that an “office holder” (as defined in the Israeli Companies Law) of a company promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing or proposed transaction of the company.

Pursuant to the Israeli Companies Law, any transaction with an office holder or in which the office holder has a personal interest (other than with respect to such office holder’s Terms of Office and Employment) must be brought before the Audit Committee, in order to determine whether such transaction is an “extraordinary transaction” (defined as a transaction not in the ordinary course of business, not on market terms or likely to have a material impact on the company’s profitability, assets or liabilities).

Pursuant to the Israeli Companies Law, the Articles of Association and Teva policy, in the event that the Audit Committee determines that the transaction is not an extraordinary transaction, the transaction will require only Audit Committee approval; if, however, it is determined to be an extraordinary transaction, Board approval is also required and, in some circumstances, shareholder approval may also be required. Such a transaction may only be approved by the Board if it is determined to be in the best interests of Teva.

A person with a personal interest in the matter generally may not be present at meetings of the Board or certain committees where the matter is being considered and, if a member of the Board or a committee, may generally not vote on the matter.

Transactions with Controlling Shareholders

Under Israeli law, extraordinary transactions with a controlling shareholder, or in which the controlling shareholder has a personal interest, and any engagement with a controlling shareholder, or a controlling shareholder’s relative, with respect to the provision of services to the company or their Terms of Office and Employment as an office holder or as another employee, generally require the approval of the Audit Committee (or with respect to Terms of Office and Employment, the Compensation Committee), the Board of Directors and the shareholders. If required, shareholder approval must include (i) at least a majority of the shareholders who do not have a personal interest in the transaction and are present and voting at the meeting (abstentions are disregarded), or, alternatively, that (ii) the total shareholdings of the disinterested shareholders who vote against the transaction do not represent more than two percent of the voting rights in the company. Transactions for a period of more than three years generally need to be brought for approval in accordance with the above procedures every three years.

A shareholder who holds 25% or more of the voting rights in a company is considered a controlling shareholder for these purposes if no other shareholder holds more than 50% of the voting rights. If two or more shareholders are interested parties in the same transaction, their shareholdings are combined for the purposes of calculating percentages.

Director Independence

It is our policy that a majority of the members of the Board of Directors be independent of our management. For a director to be deemed independent, the Board of Directors must affirmatively determine that the director is independent for purposes of NYSE rules as well as other applicable rules and regulations.

The Board of Directors has determined that all of the directors that currently serve on the Board of Directors are, and all of the directors that served on the Board of Directors during 2017 were, independent, except for Kåre Schultz, Erez Vigodman and Dr. Yitzhak Peterburg, each of whom served, or in the case of Mr. Schultz serves, on the Board of Directors while serving as our President and Chief Executive Officer (or as interim President and Chief Executive Officer, in the case of Dr.  Peterburg).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditors

Teva’s Audit Committee is responsible for overseeing the work of its independent auditors. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by PwC and other members of PricewaterhouseCoopers International Limited. These services may include audit services, audit-related services, tax services and other services, as further described below. The Audit Committee sets forth the basis for its pre-approval in detail, listing the particular services or categories of services which are pre-approved, and setting forth a specific budget for such services. Tax services and other services are approved by the Audit Committee on an individual basis. Once services have been pre-approved, PwC and management then report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable pre-approval, and regarding the fees for the services performed. Such fees for 2017 and 2016 were pre-approved by the Audit Committee in accordance with these procedures.

Principal Accountant Fees and Services

Teva paid the following fees for professional services rendered by PwC and other members of PricewaterhouseCoopers International Limited, for the years ended December 31, 2017 and 2016:

	2017	2016
	(U.S. $ in thousands)
Audit fees	$16,500	$18,495
Audit-related fees	482	505
Tax fees	4,025	8,490
All other fees	325	623

Total	$21,332	$28,113

The audit fees for the years ended December 31, 2017 and 2016 were for professional services rendered for the integrated audit of Teva’s annual consolidated financial statements and its internal control over financial reporting as of December 31, 2017 and 2016, review of consolidated quarterly financial statements, statutory audits of Teva and its subsidiaries, issuance of comfort letters, consents and assistance with review of documents filed with the SEC, as well as the audit of carve out financial statements prepared in connection with certain divestment activities.

The Audit-related fees for the years ended December 31, 2017 and 2016 were paid for the following services: due diligence related to mergers and acquisitions, accounting consultations and employee benefit plan audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax fees for the years ended December 31, 2017 and 2016 were paid for the following services: services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with tax audits and appeals, advice related to mergers and acquisitions, tax services for employee benefit plans and assistance with respect to requests for rulings from tax authorities.

All other fees for the years ended December 31, 2017 and 2016 were paid mainly for an internal control review associated with the design and implementation plans of an ERP system, as well as for license fees for the use of accounting research tools and training regarding general financial reporting developments.

The Audit Committee believes that the provision of all non-audit services rendered is compatible with maintaining PwC’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Annual Report on Form 10-K:

Exhibits

The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Memorandum of Association (1)(2)

3.2	Amendment to Memorandum of Association * (1)

3.3	Articles of Association * (3)

4.1	Amended and Restated Deposit Agreement, dated as of November 5, 2012, among Teva Pharmaceutical Industries Limited, JPMorgan Chase Bank N.A., as depositary, and the holders from time to time of shares (4)

4.2	Amendment No. 1, dated as of February 29, 2016, to the Amended and Restated Deposit Agreement, including form of American Depositary Receipt (5)

4.3	Form of share certificate for the 7.00% mandatory convertible preferred shares (6)

4.4	Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee (7)

4.5	First Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 0.25% Convertible Senior Debentures due 2026 (8)

4.6	Second Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 6.150% Senior Notes due 2036 (9)

4.7	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance IV, LLC, Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (10)

4.8	Second Supplemental Senior Indenture, dated as of December 18, 2012, by and among Teva Pharmaceutical Finance IV, LLC, Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.950% Senior Notes due 2022 (11)

4.9	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (12)

4.10	First Supplemental Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 3.650% Senior Notes due 2021 (13)

4.11	Second Supplemental Senior Indenture, dated as of December 18, 2012, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.250% Senior Notes due 2020 (14)

4.12	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (15)

4.13	First Supplemental Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 3.650% Senior Notes due 2021(16)

4.14	Second Supplemental Senior Indenture, dated as of April 4, 2012, by and among Teva Pharmaceutical Finance IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.875% Senior Notes due 2019 (17)

4.15	Permanent Global Certificate, dated as of April 25, 2012, and the Terms of the CHF 450,000,000 1.5 per cent Notes due 2018 (18)

4.16	Guarantee, dated as of April 25, 2012, by Teva Pharmaceutical Industries Limited (19)

4.17	Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V. and The Bank of New York Mellon, as trustee (20)

4.18	Supplemental Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.250% Senior Notes due 2023 and the form of 1.875% Senior Notes due 2027 (21)

4.19	Second Supplemental Senior Indenture, dated as of July 25, 2016, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 0.375% Senior Notes due 2020, the form of 1.125% Senior Notes due 2024 and the form of 1.625% Senior Notes due 2028 (22)

4.20	Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (23)

4.21	First Supplemental Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 1.400% Senior Notes due 2018, the form of 1.700% Senior Notes due 2019, the form of 2.200% Senior Notes due 2021, the form of 2.800% Senior Notes due 2023, the form of 3.150% Senior Notes due 2026 and the form of 4.100% Senior Notes due 2046 (24)

4.22	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 300,000,000 0.125 per cent Notes due 2018 (25)

4.23	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 0.500 per cent Notes due 2022 (26)

4.24	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 1.000 per cent Notes due 2025 (27)

4.25	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2018 Notes) (28)

4.26	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2022 Notes) (29)

4.27	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2025 Notes) (30)

4.28	Other long-term debt instruments: The registrant hereby undertakes to provide the Securities and Exchange Commission with copies upon request.

10.1	Senior Unsecured Fixed Rate Japanese Yen Term Loan Credit Agreement, dated as of March 28, 2012, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings GK, as initial borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders party thereto (31)

10.2	Senior Unsecured Japanese Yen Term Loan Credit Agreement, dated as of December 17, 2013, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings GK, as initial borrower, Mizuho Bank LTD., as administrative agent, and the lenders party thereto (32)

10.3	Term Loan Credit Agreement, dated as of November 16, 2015, by and among Teva Pharmaceutical Industries Limited, as guarantor, Teva Pharmaceuticals USA, Inc., Teva Capital Services Switzerland GmbH, Teva Finance Services B.V., Teva Finance Services II B.V., Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Citibank, N.A., as administrative agent, and the lenders party thereto (33)

10.4	Senior Unsecured Revolving Credit Agreement, dated as of November 16, 2015, by and among Teva Pharmaceutical Industries Limited, as guarantor, Teva Pharmaceuticals USA, Inc., Teva Capital Services Switzerland GmbH, Teva Finance Services B.V., Teva Finance Services II B.V., Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Citibank, N.A., as administrative agent, and the lenders party thereto (34)

10.5	Senior Unsecured Japanese Yen Term Loan Credit Agreement, dated as of March 22, 2017, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings K.K., as borrower, the lenders party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, Mizuho Bank Ltd. and Sumitomo Mitsui Banking Corporation, Brussels Branch, as mandated lead arrangers and as bookrunners (35)

10.6	Amendment, dated as of September 24, 2015, to the Senior Unsecured Fixed Rate Japanese Yen Term Loan Credit Agreement, dated as of March 28, 2012, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings K.K. (f/k/a Teva Holdings GK), as initial borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders party thereto *

10.7	Amendment, dated as of September 24, 2015, to the Senior Unsecured Japanese Yen Term Loan Credit Agreement, dated as of December 17, 2013, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings K.K., as initial borrower, Mizuho Bank LTD., as administrative agent, and the lenders party thereto *

10.8	Amendment, dated as of July 21, 2016, to the Senior Unsecured Revolving Credit Agreement, dated as of November 16, 2015, by and among Teva Pharmaceutical Industries Limited, as guarantor, Teva Pharmaceuticals USA, Inc., Teva Capital Services Switzerland GmbH, Teva Finance Services B.V., Teva Finance Services II B.V., Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Citibank, N.A., as administrative agent, and the lenders party thereto *

10.9	Amendment, dated as of September 18, 2017, to the Senior Unsecured Revolving Credit Agreement, dated as of November 16, 2015, by and among Teva Pharmaceutical Industries Limited, as guarantor, Teva Pharmaceuticals USA, Inc., Teva Capital Services Switzerland GmbH, Teva Finance Services B.V., Teva Finance Services II B.V., Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Citibank, N.A., as administrative agent, and the lenders party thereto (36)

10.10	Amendment, dated as of September 18, 2017, to the Term Loan Credit Agreement, dated as of November 16, 2015, by and among Teva Pharmaceutical Industries Limited, as guarantor, Teva Pharmaceuticals USA, Inc., Teva Capital Services Switzerland GmbH, Teva Finance Services B.V., Teva Finance Services II B.V., Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Citibank, N.A., as administrative agent, and the lenders party thereto (37)

10.11	Amendment, dated as of September 19, 2017, to the Senior Unsecured Fixed Rate Japanese Yen Term Loan Credit Agreement, dated as of March 28, 2012, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings K.K. (f/k/a Teva Holdings GK), as initial borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders party thereto (38)

10.12	Amendment, dated as of September 19, 2017, to the Senior Unsecured Japanese Yen Term Loan Credit Agreement, dated as of December 17, 2013, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings K.K., as initial borrower, Mizuho Bank LTD., as administrative agent, and the lenders party thereto (39)

10.13	Amendment, dated as of September 19, 2017, to the Senior Unsecured Japanese Yen Term Loan Credit Agreement, dated as of March 22, 2017, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings K.K., as borrower, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent (40)

10.14	Amendment, dated as of February 1, 2018, to the Senior Unsecured Revolving Credit Agreement, dated as of November 16, 2015, by and among Teva Pharmaceutical Industries Limited, as guarantor, Teva Pharmaceuticals USA, Inc., Teva Capital Services Switzerland GmbH, Teva Finance Services B.V., Teva Finance Services II B.V., Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Citibank, N.A., as administrative agent, and the lenders party thereto (41)

10.15	Amendment, dated as of February 1, 2018, to the Term Loan Credit Agreement, dated as of November 16, 2015, by and among Teva Pharmaceutical Industries Limited, as guarantor, Teva Pharmaceuticals USA, Inc., Teva Capital Services Switzerland GmbH, Teva Finance Services B.V., Teva Finance Services II B.V., Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Citibank, N.A., as administrative agent, and the lenders party thereto (42)

10.16	Amendment, dated as of February 1, 2018, to the Senior Unsecured Fixed Rate Japanese Yen Term Loan Credit Agreement, dated as of March 28, 2012, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings K.K. (f/k/a Teva Holdings GK), as initial borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders party thereto (43)

10.17	Amendment, dated as of February 1, 2018, to the Senior Unsecured Japanese Yen Term Loan Credit Agreement, dated as of December 17, 2013, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings K.K., as initial borrower, Mizuho Bank LTD., as administrative agent, and the lenders party thereto (44)

10.18	Amendment, dated as of February 1, 2018, to the Senior Unsecured Japanese Yen Term Loan Credit Agreement, dated as of March 22, 2017, among Teva Pharmaceutical Industries Limited, as guarantor, Teva Holdings K.K., as borrower, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent (45)

10.19	Stockholders Agreement, dated August 2, 2016, by and between Allergan plc and Teva Pharmaceutical Industries Limited (46)

10.20	Employment Agreement, dated September 7, 2017, between Teva Pharmaceutical Industries Limited and Kåre Schultz *

10.21	Employment Agreement, dated January 15, 2014, between Teva Pharmaceutical Industries Limited and Erez Vigodman *

10.22	Employment Agreement, dated as of February 6, 2017, between Teva Pharmaceutical Industries Limited and Yitzhak Peterburg *

10.23	Employment Agreement, dated as of August 7, 2008, between Teva Pharmaceutical Industries Limited and Eyal Desheh *

10.24	Addendum to Employment Agreement between Teva Pharmaceutical Industries Limited and Eyal Desheh, dated as of August 7, 2008 *

10.25	Amendment to Employment Agreement between Teva Pharmaceutical Industries Limited and Eyal Desheh, dated as of October 2012 *

10.26	Termination Agreement, dated as of January 22, 2018, between Teva Pharmaceutical Industries Limited and Eyal Desheh *

10.27	Employment Agreement, dated as of February 8, 2018, between Teva Pharmaceuticals USA, Inc. and Michael McClellan *

10.28	Letter Agreement, dated as of July 19, 2017, between Teva Pharmaceuticals USA, Inc. and Michael McClellan *

10.29	Letter Agreement, dated as of September 19, 2017, between Teva Pharmaceuticals USA, Inc. and Michael McClellan *

10.30	Letter Agreement, dated as of April 26, 2017, between Teva Pharmaceuticals USA, Inc. and Michael McClellan *

10.31	Amended and Restated Employment Agreement, dated as of February 7, 2018, between Teva Pharmaceuticals USA, Inc. and Carlo de Notaristefani *

10.32	Employment Agreement, dated as of June 18, 2017, between Teva Pharmaceuticals USA, Inc. and Hafrun Fridriksdottir *

10.33	Letter Agreement, dated as of February 21, 2016, between Teva Pharmaceuticals USA, Inc. and Hafrun Fridriksdottir *

10.34	Letter Agreement, dated as of December 1, 2016, between Teva Pharmaceuticals USA, Inc. and Hafrun Fridriksdottir *

10.35	Letter Agreement, dated as of November 7, 2016, between Teva Pharmaceuticals USA, Inc. and Hafrun Fridriksdottir *

10.36	Letter Agreement, dated as of July 28, 2015, between Teva Pharmaceutical Industries Limited and Hafrun Fridriksdottir *

10.37	Employment Agreement, dated as of December 22, 2013, between Teva Pharmaceutical Industries Limited and Mark Sabag *

10.38	Letter Agreement, dated as of June 2017, between Teva Pharmaceutical Industries Limited and Mark Sabag *

10.39	Employment Agreement, dated as of December 21, 2011, between Teva Pharmaceuticals Europe B.V. and Rob Koremans *

10.40	First Amendment to Employment Agreement between Teva Pharmaceuticals Europe B.V. and Rob Koremans, dated as of October 30, 2012 *

10.41	Second Amendment to Employment Agreement between Teva Pharmaceuticals Europe B.V. and Rob Koremans, dated as of January 12, 2015 *

10.42	Third Amendment to Employment Agreement between Teva Pharmaceuticals Europe B.V. and Rob Koremans, dated as of September 18, 2017 *

10.43	Termination Agreement, dated as of January 25, 2018, between Teva Pharmaceuticals Europe B.V. and Rob Koremans *

10.44	Amended and Restated Employment Agreement, dated as of May 22, 2015, between Teva Pharmaceutical Industries Limited and Dr. Michael Hayden *

10.45	Letter Agreement, dated as of May 8, 2012, between Teva Pharmaceutical Industries Limited and Dr. Michael Hayden *

10.46	2017 Form Bonus Letter Agreement, applicable to Rob Koremans, Dr. Michael Hayden, Hafrun Fridriksdottir, Carlo de Notaristefani, Eyal Desheh and Mark Sabag *

10.47	Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (47)

10.48	Teva Pharmaceutical Industries Limited 2017 Executive Incentive Compensation Plan (48)

10.49	Teva Pharmaceuticals USA, Inc. Supplemental Deferred Compensation Plan *

10.50	Teva Pharmaceuticals USA, Inc. Defined Contribution Supplemental Executive Retirement Plan *

10.51	Form of Indemnification and Release Agreement *

10.52	Form Director Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2015, 2016 and 2017 grants *

10.53	Hafrun Fridriksdottir Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants *

10.54	Kåre Schultz Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to November 3, 2017 grant *

10.55	Carlo de Notaristefani Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to May 18, 2017 grant *

10.56	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants made to Michael McClellan and Hafrun Fridriksdottir and selected 2017 grants made to Michael McClellan *

10.57	Hafrun Fridriksdottir Substitute Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to August 2, 2016 stock option grant *

10.58	Hafrun Fridriksdottir Substitute Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to August 2, 2016 restricted stock unit grant *

10.59	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2015 grants made to Michael McClellan *

10.60	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2017 grants made to Mark Sabag, Michael Hayden, Carlo de Notaristefani, Eyal Desheh, Rob Koremans, Hafrun Fridriksdottir, Yitzhak Peterburg and Kåre Schultz *

10.61	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants made to Mark Sabag, Carlo de Notaristefani, Erez Vigodman, Eyal Desheh, Rob Koremans and Michael Hayden *

10.62	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2010 Long-Term Equity-Based Incentive Plan applicable to selected 2015 grants made to Mark Sabag, Carlo de Notaristefani, Erez Vigodman, Eyal Desheh, Rob Koremans and Michael Hayden *

10.63	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2018 grants made to Kåre Schultz, Michael McClellan, Mark Sabag, Carlo de Notaristefani and Hafrun Fridriksdottir *

10.64	2018 Form Bonus Letter Agreement *

10.65	Michael McClellan Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to September 18, 2017 grant *

10.66	Settlement Agreement and Mutual Releases Agreement, dated as of January 31, 2018, by and between Teva Pharmaceutical Industries Ltd. and Allergan plc *

21	Subsidiaries of the Registrant *

23	Consent of Kesselman & Kesselman, independent registered public accountants *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from Teva Pharmaceutical Industries Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Balance Sheets at December 31, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
1.	English translation or summary from Hebrew original, which is the official version.
2.	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form F-1(Reg. No. 33-15736).
3.	English translation or summary from Hebrew original, which is the official version, except as to Exhibit A thereto, the official version of which is in English.
4.	Incorporated by reference to Exhibit (a) to Registration Statement on Form F-6 filed on November 30, 2015 (Reg. No. 333-208239).
5.	Incorporated by reference to Post-Effective Amendment to Registration Statement on Form F-6 filed on February 29, 2016 (Reg. No. 333-208239).
6.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on December 8, 2015.
7.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on January 31, 2006.
8.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on January 31, 2006.
9.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on January 31, 2006.
10.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on November 10, 2011.
11.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on December 18, 2012.
12.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on November 10, 2011.
13.	Incorporated by reference to Exhibit 4.4 to Form 6-K filed on November 10, 2011.
14.	Incorporated by reference to Exhibit 4.4 to Form 6-K filed on December 18, 2012.
15.	Incorporated by reference to Exhibit 4.5 to Form 6-K filed on November 10, 2011.
16.	Incorporated by reference to Exhibit 4.6 to Form 6-K filed on November 10, 2011.
17.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on April 4, 2012.
18.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on April 25, 2012.
19.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on April 25, 2012.
20.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on March 31, 2015.
21.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on March 31, 2015.
22.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 25, 2016.
23.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on July 21, 2016.
24.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 21, 2016.
25.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on July 28, 2016.
26.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 28, 2016.
27.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on July 28, 2016.
28.	Incorporated by reference to Exhibit 4.4 to Form 6-K filed on July 28, 2016.
29.	Incorporated by reference to Exhibit 4.5 to Form 6-K filed on July 28, 2016.
30.	Incorporated by reference to Exhibit 4.6 to Form 6-K filed on July 28, 2016.
31.	Incorporated by reference to Exhibit 2.1 to Form 6-K filed on May 9, 2012.
32.	Incorporated by reference to Exhibit 2.27 to Form 20-F filed on February 9, 2015.
33.	Incorporated by reference to Exhibit 99.1 to Form 6-K filed on November 18, 2015.
34.	Incorporated by reference to Exhibit 99.2 to Form 6-K filed on November 18, 2015.
35.	Incorporated by reference to Exhibit 2.1 to Form 6-K filed on May 11, 2017.
36.	Incorporated by reference to Exhibit 99.1 to Form 6-K filed on September 19, 2017.
37.	Incorporated by reference to Exhibit 99.2 to Form 6-K filed on September 19, 2017.
38.	Incorporated by reference to Exhibit 99.3 to Form 6-K filed on September 19, 2017.
39.	Incorporated by reference to Exhibit 99.4 to Form 6-K filed on September 19, 2017.
40.	Incorporated by reference to Exhibit 99.5 to Form 6-K filed on September 19, 2017.

41.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 1, 2018.
42.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 1, 2018.
43.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on February 1, 2018.
44.	Incorporated by reference to Exhibit 10.4 to Form 8-K filed on February 1, 2018.
45.	Incorporated by reference to Exhibit 10.5 to Form 8-K filed on February 1, 2018.
46.	Incorporated by reference to Exhibit 99.2 to Form 6-K filed on July 28, 2015.
47.	Incorporated by reference to Exhibit A to Proxy Statement filed on June 8, 2017.
48.	Incorporated by reference to Exhibit B to Proxy Statement filed on June 8, 2017.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

By:	/s/ Kåre Schultz
Name:	Kåre Schultz
Title:	President and Chief Executive Officer
Dated: February 12, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each of the undersigned directors and/or officers of Teva Pharmaceutical Industries Limited, a corporation organized under the laws of Israel, hereby constitutes and appoints Kåre Schultz, Michael McClellan, David Stark and Deborah Griffin, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign, execute and deliver with the U.S. Securities and Exchange Commission any and all amendments to this annual report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Dr. Sol J. Barer	Chairman of the Board of Directors	February 12, 2018
Dr. Sol J. Barer

By:	/s/ Kåre Schultz	President and Chief Executive Officer and Director	February 12, 2018
Kåre Schultz

By:	/s/ Michael McClellan	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 12, 2018
Michael McClellan

By:	/s/ Deborah Griffin	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 12, 2018
Deborah Griffin

By:	/s/ Rosemary A. Crane	Director	February 12, 2018
Rosemary A. Crane

By:	/s/ Amir Elstein	Director	February 12, 2018
Amir Elstein

By:	/s/ Murray A. Goldberg	Director	February 12, 2018
Murray A. Goldberg

	Name	Title	Date

By:	/s/ Jean-Michel Halfon	Director	February 12, 2018
Jean-Michel Halfon

By:	/s/ Gerald M. Lieberman	Director	February 12, 2018
Gerald M. Lieberman

By:	/s/ Galia Maor	Director	February 12, 2018
Galia Maor

By:	/s/ Roberto A. Mignone	Director	February 12, 2018
Roberto A. Mignone

By:	/s/ Dr. Perry D. Nisen	Director	February 12, 2018
Dr. Perry D. Nisen

By:	/s/ Nechemia (Chemi) J. Peres	Director	February 12, 2018
Nechemia (Chemi) J. Peres

By:	/s/ Dan S. Suesskind	Director	February 12, 2018
Dan S. Suesskind

By:	/s/ Gabrielle Sulzberger	Director	February 12, 2018
Gabrielle Sulzberger