Form 10-Q
period 2018-03-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2018-05-03
CIK 818686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16174

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5 Basel Street, Petach Tikva, ISRAEL	4951033
(Address of principal executive offices)	(Zip code)

+972 (3) 914-8171

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2018, the registrant had 1,018,226,803 ordinary shares outstanding.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

INTRODUCTION AND USE OF CERTAIN TERMS

Unless otherwise indicated, all references to the “Company,” “we,” “our” and “Teva” refer to Teva Pharmaceutical Industries Limited and its subsidiaries, and references to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. References to “MS” are to multiple sclerosis. Market data, including both sales and share data, is based on information provided by IQVIA (formerly IMS Health Inc.), a provider of market research to the pharmaceutical industry (“IQVIA”), unless otherwise stated. References to “Actavis Generics” are to the generic pharmaceuticals business we purchased from Allergan plc (“Allergan”) on August 2, 2016. References to “P&G” are to The Procter & Gamble Company, and references to “PGT” are to PGT Healthcare, the joint venture we formed with P&G. References to “R&D” are to Research and Development, references to “IPR&D” are to in-process R&D, references to “S&M” are to Selling and Marketing and references to “G&A” are to General and Administrative.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q, and the reports and documents incorporated by reference in this Quarterly Report on Form 10-Q, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Important factors that could cause or contribute to such differences include risks relating to:

•	our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; competition for our specialty products, especially COPAXONE®, our leading medicine, which faces competition from existing and potential additional generic versions and orally-administered alternatives; competition from companies with greater resources and capabilities; efforts of pharmaceutical companies to limit the use of generics, including through legislation and regulations; consolidation of our customer base and commercial alliances among our customers; the increase in the number of competitors targeting generic opportunities and seeking U.S. market exclusivity for generic versions of significant products; price erosion relating to our products, both from competing products and increased regulation; delays in launches of new products and our ability to achieve expected results from investments in our product pipeline; our ability to take advantage of high-value opportunities; the difficulty and expense of obtaining licenses to proprietary technologies; and the effectiveness of our patents and other measures to protect our intellectual property rights;

•	our substantially increased indebtedness and significantly decreased cash on hand, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments, may result in a further downgrade of our credit ratings; and our inability to raise debt or borrow funds in amounts or on terms that are favorable to us;

•	our business and operations in general, including: failure to effectively execute our restructuring plan announced in December 2017; uncertainties related to, and failure to achieve, the potential benefits and success of our new senior management team and organizational structure; harm to our pipeline of future products due to the ongoing review of our R&D programs; our ability to develop and commercialize additional pharmaceutical products; potential additional adverse consequences following our resolution with the U.S. government of our FCPA investigation; compliance with sanctions and other trade control laws; manufacturing or quality control problems, which may damage our reputation for quality production and require costly remediation; interruptions in our supply chain; disruptions of our or third party information technology systems or breaches of our data security; the failure to recruit or retain key personnel; variations in intellectual property laws that may adversely affect our ability to manufacture our products; challenges associated with conducting business globally, including adverse effects of political or economic instability, major hostilities or terrorism; significant sales to a limited number of customers in our U.S. market; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets;

•	compliance, regulatory and litigation matters, including: costs and delays resulting from the extensive governmental regulation to which we are subject; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; governmental investigations into S&M practices; potential liability for patent infringement; product liability claims; increased government scrutiny of our patent settlement agreements; failure to comply with complex Medicare and Medicaid reporting and payment obligations; and environmental risks;

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

•	other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our intangible assets; potential significant increases in tax liabilities; and the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business;

and other factors discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2017. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,418	$963
Trade receivables	6,289	7,128
Inventories	5,113	4,924
Prepaid expenses	1,138	1,100
Other current assets	712	701
Assets held for sale	17	566

Total current assets	14,687	15,382
Deferred income taxes	463	574
Other non-current assets	832	932
Property, plant and equipment, net	7,420	7,673
Identifiable intangible assets, net	17,314	17,640
Goodwill	28,465	28,414

Total assets	$69,181	$70,615

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,302	$3,646
Sales reserves and allowances	7,410	7,881
Trade payables	1,929	2,069
Employee-related obligations	607	549
Accrued expenses	2,632	3,014
Other current liabilities	876	724
Liabilities held for sale	—	38

Total current liabilities	14,756	17,921
Long-term liabilities:
Deferred income taxes	2,998	3,277
Other taxes and long-term liabilities	1,875	1,843
Senior notes and loans	29,450	28,829

Total long-term liabilities	34,323	33,949

Commitments and contingencies, see note 16
Total liabilities	49,079	51,870

Equity:
Teva shareholders’ equity:
Preferred shares of NIS 0.10 par value per mandatory convertible preferred share; March 31, 2018 and December 31, 2017: authorized 5.0 million shares; issued 3.7 million shares	3,696	3,631
Ordinary shares of NIS 0.10 par value per share; March 31, 2018 and December 31, 2017: authorized 2,495 million shares; issued 1,124 million shares	54	54
Additional paid-in capital	23,443	23,479
Retained earnings	(2,688)	(3,808)
Accumulated other comprehensive loss	(1,735)	(1,848)
Treasury shares as of March 31, 2018 and December 31, 2017 —106 million ordinary shares and 107 million ordinary shares, respectively	(4,149)	(4,149)

	18,621	17,359

Non-controlling interests	1,481	1,386

Total equity	20,102	18,745

Total liabilities and equity	$69,181	$70,615

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
Net revenues	$5,065	$5,650
Cost of sales	2,717	2,811

Gross profit	2,348	2,839
Research and development expenses	317	432
Selling and marketing expenses	771	958
General and administrative expenses	329	366
Other asset Impairments, restructuring and other items	707	240
Goodwill impairment	180	—
Legal settlements and loss contingencies	(1,278)	20
Other income	(203)	(72)

Operating income	1,525	895
Financial expenses, net	271	207

Income before income taxes	1,254	688
Income taxes	46	54
Share in (profits) losses of associated companies, net	74	(7)

Net income	1,134	641
Net Income (loss) attributable to non-controlling interests	14	(4)

Net income attributable to Teva	1,120	645

Dividends on preferred shares	65	65

Net income attributable to ordinary shareholders	$1,055	$580

Earnings per share attributable to ordinary shareholders:
Basic	$1.04	$0.57

Diluted	$1.03	$0.57

Weighted average number of shares (in millions):
Basic	1,017	1,016

Diluted	1,020	1,017

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in millions)

(Unaudited)

	Three months ended March 31,
	2018	2017
Net income	$1,134	$641
Other comprehensive income, net of tax:
Currency translation adjustment	239	466
Unrealized gain (loss) from derivative financial instruments, net	(44)	8
Unrealized gain from available-for-sale securities, net	1	54
Unrealized loss on defined benefit plans	—	(13)

Total other comprehensive income	196	515

Total comprehensive income	1,330	1,156
Comprehensive income attributable to non-controlling interests	97	66

Comprehensive income attributable to Teva	$1,233	$1,090

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

(Unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net income	$1,134	$641
Adjustments to reconcile net income to net cash provided by operations:
Net change in operating assets and liabilities	(592)	(797)
Impairment of long-lived assets	432	11
Depreciation and amortization	507	480
Goodwill impairment	180	—
Deferred income taxes – net and uncertain tax positions	(221)	(217)
Net gain from sale of long-lived assets and investments	(106)	(39)
Impairment of equity investment	94	—
Research and development in process	54	—
Stock-based compensation	30	40
Other items	(16)	17

Net cash provided by operating activities	1,496	136

Investing activities:
Proceeds from sales of business, investments and long-lived assets	824	1,412
Beneficial interest collected in exchanged for securitized trade receivables	444	334
Purchases of property, plant and equipment	(163)	(202)
Purchases of investments and other assets	(56)	(6)
Other investing activities	(10)	(22)

Net cash provided by investing activities	1,039	1,516

Financing activities:
Repayment of long-term loans and other long-term liabilities	(6,243)	—
Proceeds from long-term loans, net of issuance costs	4,440	—
Net change in short-term debt	(261)	(1,350)
Dividends paid on ordinary shares	(12)	(346)
Dividends paid on preferred shares	(10)	(65)
Other financing activities	(5)	(7)

Net cash used in financing activities	(2,091)	(1,768)

Translation adjustment on cash and cash equivalents	11	28

Net change in cash and cash equivalents	455	(88)
Balance of cash and cash equivalents at beginning of period	963	988

Balance of cash and cash equivalents at end of period	$1,418	$900

Supplemental cash flow information:
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$551	$285

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to fairly state the financial position and results of operations of Teva. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”). Amounts as of December 31, 2017 were derived from the audited balance sheet at that date, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included. Certain comparative figures have been reclassified to conform to current presentation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

Note 2 - Significant accounting policies:

Recently adopted accounting pronouncements

On January 1, 2018, Teva adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. The cumulative effect of initially applying the new revenue standard was immaterial. See note 9 for further discussion.

In May 2017, the FASB issued guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year. Teva adopted the provisions of this update in the first quarter of 2018. The impact that this new standard has on Teva’s financial statements after adoption will depend on any future modification of share-based compensation.

In February 2017, the FASB issued guidance on de-recognition of nonfinancial assets. The amendments address the recognition of gains and losses on the transfer (i.e., sale) of nonfinancial assets to counterparties other than customers. The guidance conforms de-recognition on nonfinancial assets with the model for transactions in the new revenue standard. Teva adopted the provisions of this update in the first quarter of 2018 with no material impact on its consolidated financial statements.

In August 2016, the FASB issued guidance on statements of cash flows. The guidance addresses eight specific issues: debt prepayment or debt extinguishment costs; settlement of certain debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interest in securitization transactions; and separately identifiable cash flows and application of predominance principle. The amendments should be applied retrospectively. Teva adopted the provisions of this update in the first quarter of 2018. This resulted in a reclassification of $444 million and $334 million from operating activities to investing activities in the first quarter of 2018 and 2017, respectively.

In January 2016, the FASB issued guidance which updates certain aspects of recognition, measurement, presentation and disclosure of equity investments. The guidance requires entities to recognize changes in fair value in net income rather than in accumulated other comprehensive income. Teva adopted the provisions of this update in the first quarter of 2018. Following the adoption, the Company recorded a $5 million opening balance reclassification from accumulated other comprehensive loss to retained earnings. See note 10.

Recently issued accounting pronouncements, not yet adopted

In February 2018, the FASB issued guidance on the recognition and measurement of financial assets and financial liabilities. The guidance provides updates which address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017; however, public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018. Teva is currently evaluating the potential effect of the guidance on its consolidated financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

In February 2018, the FASB issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income. The guidance allows reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Teva is currently evaluating the potential effect of the guidance on its consolidated financial statements.

In August 2017, the FASB issued guidance on derivatives and hedging, which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (early adoption is permitted for any interim and annual financial statements that have not yet been issued). Teva is currently evaluating the potential effect of the guidance on its consolidated financial statements.

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

In February 2016, the FASB issued guidance on leases. The guidance requires entities to record lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The guidance will become effective for interim and annual periods beginning on January 1, 2019 (early adoption is permitted) and is required to be adopted at the earliest period presented using a modified retrospective approach. In January 2018, the FASB issued an update that permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of the new standard and that were not previously accounted for as leases. Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company expects there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for leases currently classified as operating leases.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3 – Certain transactions:

Business acquisitions:

Actavis Generics and Anda acquisitions

On August 2, 2016, Teva consummated its acquisition of Allergan plc’s (“Allergan”) worldwide generic pharmaceuticals business (“Actavis Generics”). At closing, Teva transferred to Allergan consideration of approximately $33.4 billion in cash and approximately 100.3 million Teva shares.

On October 3, 2016, Teva consummated the acquisition of Anda Inc. (“Anda”), the fourth largest distributor of generic pharmaceuticals in the United States, from Allergan, for cash consideration of $500 million. The purchase is a transaction related to the Actavis Generics acquisition and as such the purchase price accounting and related disclosures were treated on a combined basis.

The final cash consideration for the Actavis Generics acquisition was subject to certain net working capital adjustments. Following the terms of the agreement, Teva submitted an adjustment for $1.4 billion with regards to a working capital true up as well as potential recoveries of purchase price related to certain tax items. On January 31, 2018, Teva and Allergan entered into a settlement agreement and mutual releases, providing that Allergan will make a one-time payment of $703 million to Teva, which was paid during the first quarter of 2018. The Agreement also provides that Teva and Allergan will jointly dismiss the working capital dispute arbitration, as well as actual or potential claims under the Master Purchase Agreement, dated July 26, 2015, by and between Teva and Allergan, for breach of any representation, warranty or covenant (other than any breach of a post-closing covenant not known as of the date of the settlement agreement). As the measurement period has ended, this amount has been recorded as a gain under legal settlements and loss contingencies.

Rimsa

On March 3, 2016, Teva completed the acquisition of Representaciones e Investigaciones Médicas, S.A. de C.V. (“Rimsa”), a pharmaceutical manufacturing and distribution company in Mexico, for $2.3 billion, in a cash free, debt free set of transactions. Teva financed the transaction using cash on hand.

Following the closing of the acquisition, Teva identified issues concerning Rimsa’s pre-acquisition quality, manufacturing and other practices, at which point Teva began an assessment of the extent and cost of remediation required to return its products to the market. In September 2016, two lawsuits were filed: a pre-emptive suit by the Rimsa sellers against Teva and Teva’s lawsuit alleging fraud and breach of contract against the Rimsa sellers. The Rimsa sellers subsequently dismissed their lawsuit and the dismissal was approved by court order on December 20, 2016.

On February 15, 2018, Teva and the Rimsa sellers entered into a settlement agreement and mutual releases on the breach of contract claim, providing that the sellers will make a one-time payment to Teva, which was paid during the first quarter of 2018 and recorded as a gain under legal settlements and loss contingencies. This settlement was approved by the court and Teva’s breach of contract claim was subsequently dismissed.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Held For Sale:

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

As of December 31, 2017, the Company accounted for this transaction as assets and liabilities held for sale and determined that the fair value less cost to sell exceeded the carrying value of the business. The Company disposed of $329 million of goodwill associated with the divested business.

On January 31, 2018, Teva completed the sale of the portfolio of products to CVC Capital Partners Fund VI. As a result of these transactions, the Company recognized a net gain on sale of approximately $93 million in the first quarter of 2018 within other income in the consolidated statement of income. The transaction expenses for these divestitures of approximately $2 million were recognized concurrently and included as a reduction to the net gain on sale.

The Company determined that the sale of its global women’s health business did not constitute a strategic shift and that it did not, and will not, have a major effect on its operations and financial results. Accordingly, the operations associated with the transactions are not reported as discontinued operations.

The table below summarizes the major classes of assets and liabilities included as held for sale as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(U.S. $ in millions)
Inventories	—	39
Property, plant and equipment, net	17	16
Identifiable intangible assets, net	—	236
Goodwill	—	275

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$17	$566

Other taxes and long-term liabilities	—	38

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$—	$38

Other significant agreements:

The Company has entered into alliances and other arrangements with third parties to acquire rights to products it does not have, to access markets it does not operate in and to otherwise share development costs or business risks. The Company’s most significant agreements of this nature are summarized below.

PGT Healthcare Partnership

In April 2018, Teva signed a separation agreement with the Procter & Gamble Company (“P&G”) to terminate the PGT Healthcare partnership that the two companies established in 2011 to market over-the-counter (“OTC”) medicines. Teva will continue to maintain its OTC business on an independent basis.

The separation is planned to become effective July 1, 2018, subject to receipt of applicable regulatory approvals. As part of the separation, Teva will transfer shares it holds in New Chapter Inc. and ownership rights in an OTC plant located in India to P&G. Teva will continue to provide certain services to P&G after the separation for a transition period.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

During the first quarter of 2018, Teva recorded an impairment of $56 million related to the plant in India and an impairment of $94 million related to the investment in New Chapter Inc. which was recorded within share in loss (profits) of associated companies.

Alder BioPharmaceuticals®

On January 8, 2018, Teva signed a global license agreement with Alder BioPharmaceuticals (“Alder”). The agreement validates Teva’s IP and resolves Alder’s opposition to Teva’s European patent with respect to anti-calcitonin gene-related peptide (CGRP) antibodies, including the withdrawal of Alder’s appeal before the European Patent Office. Under the terms of the agreement, Alder will receive a non-exclusive license to Teva’s anti-CGRP antibodies patent portfolio to develop, manufacture and commercialize eptinezumab in the U.S. and worldwide, excluding Japan and Korea. Teva received a $25 million upfront payment during the first quarter of 2018, which was recognized as revenue. The agreement stipulates additional milestone payments to Teva of up to $175 million, as well as future royalties.

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

Otsuka

On May 12, 2017, Teva entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”), providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for fremanezumab in Japan and, if approved, to commercialize the product in Japan. Otsuka paid Teva an upfront payment of $50 million in consideration for the transaction. Teva may receive additional milestone payments upon filing with Japanese regulatory authorities, receipt of regulatory approval and achievement of certain revenue targets. Otsuka will also pay Teva royalties on fremanezumab sales in Japan.

AttenukineTM

In December 2016, Teva entered into a license agreement for research, development, manufacture and commercializing of AttenukineTM with a subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”). Teva received a $30 million upfront payment. The agreement stipulates additional milestone payments to Teva of up to $280 million, as well as future royalties.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Regeneron

In September 2016, Teva and Regeneron Pharmaceuticals, Inc. (“Regeneron”) entered into a collaborative agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. Teva and Regeneron share equally in the global commercial rights to this product, as well as ongoing associated R&D costs of approximately $1 billion. Teva made an upfront payment of $250 million to Regeneron in the third quarter of 2016 as part of the agreement and additional milestone payments of $25 million and $35 million in the second quarter of 2017 and in the first quarter of 2018, respectively.

NOTE 4 – Inventories:

Inventories, net of reserves, consisted of the following:

	March 31, 2018	December 31, 2017
	(U.S. $ in millions)
Finished products	$2,772	$2,689
Raw and packaging materials	1,483	1,454
Products in process	646	597
Materials in transit and payments on account	212	184

	$5,113	$4,924

NOTE 5 - Property, plant and equipment, net:

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2018	2017
	(U.S. $ in millions)
Machinery and equipment	$5,759	$5,809
Buildings	3,307	3,329
Computer equipment and other assets	2,055	2,016
Payments on account	615	634
Land (1)	358	390

	12,094	12,178
Less—accumulated depreciation	4,674	4,505

	$7,420	$7,673

(1)	Land includes long-term leasehold rights in various locations, with useful lives between 30 and 99 years.

NOTE 6 - Identifiable intangible assets:

Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017
	(U.S. $ in millions)
Product rights	$21,395	$21,011	$8,728	$8,276	$12,667	$12,735
Trade names	618	617	64	55	554	562
Research and development in process	4,093	4,343	—	—	4,093	4,343

Total	$26,106	$25,971	$8,792	$8,331	$17,314	$17,640

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Product rights and trade names are assets presented at amortized cost. These assets represent a portfolio of pharmaceutical products from various categories with a weighted average amortization life of approximately 11 years. Amortization of intangible assets was $310 million for the three months ended March 31, 2018 and is recorded in earnings, as relevant, under cost of sales and S&M expenses, depending on the nature of the asset.

Whenever impairment indicators are identified for definite life intangible assets, Teva reconsiders the asset’s estimated life, calculates the undiscounted value of the asset’s or asset group’s cash flows by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams and compares such value against the asset’s or asset group’s carrying amount. If the carrying amount is greater, Teva records an impairment loss for the excess of book value over fair value based on the discounted cash flows.

The more significant estimates and assumptions inherent in the estimate of the fair value of identifiable intangible assets include all assumptions associated with forecasting product profitability, including sales and cost to sell projections, R&D expenditure for ongoing support of product rights or continued development of IPR&D, estimated useful lives and IPR&D expected launch dates. Additionally, for IPR&D assets the risk of failure has been factored into the fair value measure.

Impairment of identifiable intangible assets was $206 million in the three months ended March 31, 2018 and is recorded in earnings under other asset impairments, restructuring and other items. See note 14.

Additional reductions to R&D intangibles relate to reclassification to product rights following regulatory approvals of generic products and impairments of assets due to development status, changes in projected launch date or changes in commercial projections related to products under development.

In the first quarter of 2018, $103 million was reclassified from IPR&D to product rights in connection with mesalamine following regulatory approval for this product.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7 - Goodwill:

The changes in the carrying amount of goodwill for the period ended March 31, 2018 were as follows:

	Generics	Specialty	Other	Total	North America	Europe	Growth Market	Other	Total
	(U.S. $ in millions)				(U.S. $ in millions)
Balance as of December 31, 2017 (3)	$18,864	$8,464	$1,086	$28,414	$—	$—	$—	$—	$—
Relative fair value allocation	(18,864)	(8,464)	(1,086)	(28,414)	11,144	9,001	5,404	2,865	28,414

Balance as of January 1, 2018	—	—	—	—	11,144	9,001	5,404	2,865	28,414
Changes during the period:
Goodwill impairment (1)							(180)		(180)
Goodwill disposal (2)						(54)			(54)
Translation differences					(13)	269	28	1	285

Balance as of March 31, 2018 (3)	$—	$—	$—	$—	$11,131	$9,216	$5,252	$2,866	$28,465

(1)	Due to the goodwill impairment related to Rimsa.
(2)	Due to the divestment of the women’s health business.
(3)	Accumulated goodwill impairment as of March 31, 2018 and December 31, 2017 was approximately $18.2 billion and $18.0 billion, respectively.

In November 2017, Teva announced a new organizational structure and leadership changes to enable strategic alignment across its portfolios, regions and functions. Teva now operates its business through three segments: North America, Europe and Growth Markets. The purpose of the new structure is to enable stronger alignment and integration between operations, commercial regions, R&D and Teva’s global marketing and portfolio function, in order to optimize its product lifecycle across the therapeutic areas. Teva’s financial results for the first quarter of 2018 are being reported under this new structure for the first time.

In addition to these three segments, Teva has other activities, primarily the active pharmaceutical ingredient (“API”) manufacturing business and certain contract manufacturing services. See note 17.

Following the announcement of its new organizational structure and leadership changes in November 2017, Teva conducted an analysis of its business segments, which led to changes in Teva’s identified reporting units, operating and reporting segments. As a result, on January 1, 2018, Teva reallocated its goodwill to the adjusted reporting units using a relative fair value allocation. In conjunction with the goodwill reallocation, Teva performed a goodwill impairment test for the balances in its adjusted reporting units, utilizing the same annual operating plan (“AOP”) and long range plan model that were used in its 2017 annual impairment test; The Company concluded that the fair value of each reporting unit was in excess of its carrying value.

During the first quarter of 2018, Teva identified an increase in certain components of the weighted average cost of capital (“WACC”), such as an increase in the risk free interest and the unlevered beta. The Company addressed these changes in rates as an indication for impairment and performed an additional impairment test as of March 31, 2018.

Based on its revised analysis, Teva recorded a goodwill impairment of $180 million related to its Rimsa reporting unit in the first quarter of 2018. The remaining goodwill allocated to this reporting unit is $706 million as of March 31, 2018. This impairment was driven by the change in fair value, including the discount rate updated for the WACC change noted above, and the change in allocated net assets to the reporting unit. See note 3.

Based on current macro-economic developments and capital markets anticipation, a possible increase in the risk free interest rate of 0.5% may result in an increase to Teva’s WACC by approximately the same amount and consequently in an additional impairment of $70 million and $100 million with respect to Rimsa and the Growth Markets reporting units, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

For Teva’s remaining reporting units, the percentage difference between estimated fair value and estimated carrying value in the first quarter of 2018 was 6%, 10%, 21% and 49% for Teva’s Growth Markets, Europe, North America and other reporting units, respectively.

Teva determines the fair value of its reporting units using a weighting of fair values derived from the income approach. The income approach is a forward-looking approach for estimating fair value and utilizes the 2018 remaining year forecast, projections for growth off that base with an associated price erosion, as well as terminal growth rate. Within the income approach, the method that was used is the discounted cash flow method. Teva started with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applied a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the WACC, adjusted for the relevant risk associated with country-specific characteristics. If any of these expectations were to vary materially from Teva’s assumptions, Teva could face impairment of goodwill allocated to these reporting units in the future.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8 – Earnings per share:

Basic earnings per share are computed by dividing net results attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”)) during the period, net of treasury shares.

In computing diluted earnings per share for the three months ended March 31, 2018 and 2017, basic earnings per share was adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested RSUs granted under employee stock compensation plans, using the treasury stock method.

Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 64 million (including shares that may be issued due to unpaid dividends to date) for the three months ended March 31, 2018 and 59 million for the three months ended March 31, 2017, as well as for the convertible senior debentures for the respective periods, since both had an anti-dilutive effect on earnings per share.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9 – Revenue from contracts with customers:

On January 1, 2018, Teva adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method. The cumulative effect of initially applying the new revenue standard was immaterial.

Revenue recognition prior to the adoption of the new revenue standard

Please refer to note 1 to the consolidated financial statements and critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of our significant accounting policies

Revenue recognition following the adoption of the new revenue standard

A contract with a customer exists only when: the parties to the contract have approved it and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), the Company can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer, excluding amounts collected on behalf of other third parties and sales taxes.

The amount of consideration to which Teva expects to be entitled varies as a result of rebates, chargebacks, returns and other sales reserve and allowances (“SR&A”) the Company offers its customers and their customers, as well as the occurrence or nonoccurrence of future events, including milestone events. A minimum amount of variable consideration is recorded concurrently with the satisfaction of performance obligations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates of variable consideration are based on historical experience and the specific terms in the individual agreements (which the Company believes approximates expected value). Rebates and chargebacks are the largest components of SR&A. For further description of SR&A components and how they are estimated, see “Variable consideration” below.

Shipping and handling costs after control over a product has transferred to a customer are accounted for as a fulfillment cost and are recorded under S&M expenses.

Teva does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between the time of transfer of the promised goods or services to the customer and the time the customer pays for these goods or services to be generally one year or less. The Company’s credit terms to customers are in average between thirty and ninety days.

The Company generally recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under S&M expenses. Similarly, Teva does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Disaggregation of revenue

The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues see note 17.

	March 31, 2018
	North America	Europe	Growth Markets	Other activities	Total
	(U.S. dollars in millions)
Sale of goods	2,168	1,429	519	177	4,293
Licensing arrangements	32	10	20	2	64
Distribution	331	3	153	—	487
Other	—	—	58	163	221

	$2,531	$1,442	$750	$342	$5,065

	March 31, 2017
	North America	Europe	Growth Markets	Other activities	Total
	(U.S. dollars in millions)
Sale of goods	2,824	1,287	529	196	4,836
Licensing arrangements	121	1	1	1	124
Distribution	295	53	125	—	473
Other	—	—	63	154	217

	$3,240	$1,341	$718	$351	$5,650

Nature of revenue streams

Revenue from sales of goods, including sales to distributors is recognized when the customer obtains control of the product. This generally occurs when products are shipped once the Company has a present right to payment, legal title, and risk and rewards of ownership are obtained by the customer.

Licensing arrangements performance obligations generally include intellectual property (“IP”) rights, certain R&D and contract manufacturing services. The Company accounts for IP rights and services separately if they are distinct – i.e. if they are separately identifiable from other items in the arrangement and if the customer can benefit from them on their own or with other resources that are readily available to the customer. The consideration is allocated between IP rights and services based on their relative stand-alone selling prices.

Revenue for distinct IP rights is accounted for based on the nature of the promise to grant the license. In determining whether the Company’s promise is to provide a right to access its IP or a right to use its IP, the Company considers the nature of the IP to which the customer will have rights. IP is either functional IP which has significant standalone functionality or symbolic IP which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer, when the Company has a present right to payment and risks and rewards of ownership are transferred to the customer. Revenue from symbolic IP is recognized over the access period to the Company’s IP.

Revenue from sales based milestones and royalties promised in exchange for a license of IP is recognized only when, or as, the later of subsequent sale or the performance obligation to which some or all of the sales-based royalty has been allocated, has been satisfied. Revenues from licensing arrangements included royalty income of $21 million and $105 million for the three months ended March 31, 2018 and 2017, respectively. The amount recognized in 2017 includes royalty income resulting from the Ninlaro® transaction.

Distribution revenues are derived from sales of third-party products for which the Company acts as distributor, mostly in the United States via Anda and in Israel. The Company is the principal in these arrangements and therefore records revenue on a gross basis as it controls the promised goods before transferring these goods to the customer. Revenue is recognized when the customer obtains control of the products. This generally occurs when products are shipped once the Company has a present right to payment and legal title, and risk and rewards of ownership are obtained by the customer.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Other revenues are primarily comprised of contract manufacturing services, sales of medical devices, and other miscellaneous items. The Company is generally the principal in these arrangements and therefore records revenue on a gross basis as it controls the promised goods before transferring these goods to the customer. Revenue is recognized when the customer obtains control of the products. This generally occurs when products are shipped once the Company has a present right to payment, legal title, and risk and rewards of ownership are obtained by the customer.

Contract assets and liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

Contract liabilities are mainly comprised of deferred revenues, which were immaterial as of March 31, 2018 and December 31, 2017, respectively.

Variable consideration

Variable consideration mainly includes SR&A, comprised of rebates (including Medicaid and other governmental program discounts), chargebacks, returns and other promotional (including shelf stock adjustments) items. Provisions for prompt payment discounts are netted against trade receivables.

The Company recognizes these provisions at the time of sale and adjusts them if the actual amounts differ from the estimated provisions. The following briefly describes the nature of each deduction and how provisions are estimated:

Rebates

Rebates are primarily related to volume incentives and are offered to key customers to promote loyalty. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives a rebate. Since rebates are contractually agreed upon, they are estimated based on the specific terms in each agreement based on historical trends and expected sales. Externally obtained inventory levels are evaluated in relation to estimates made for rebates payable to indirect customers.

Medicaid and Other Governmental Rebates

Pharmaceutical manufacturers whose products are covered by the Medicaid program are required to rebate to each state a percentage of their average manufacturer’s price for the products dispensed. Many states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. The Company estimates these rebates based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Chargebacks

The Company has arrangements with various third parties, such as managed care organizations and drug store chains, establishing prices for certain of Teva’s products. While these arrangements are made between the Company and the customers, the customers independently select a wholesaler from which they purchase the products. Alternatively, certain wholesalers may enter into agreements with the customers, with Teva’s concurrence, which establish the pricing for certain products which the wholesalers provide. Under either arrangement, Teva will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract price. Provisions for chargebacks involve estimates of contract prices of over 2,000 products and multiple contracts with multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers and therefore will not necessarily fluctuate in proportion to an increase or decrease in sales. Provisions for estimating chargebacks are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Teva considers current and expected price competition when evaluating the provision for chargebacks. Chargeback provisions are compared to externally obtained distribution channel reports for reasonableness. The Company regularly monitors the provision for chargebacks and makes adjustments when the Company believes that actual chargebacks may differ from estimated provisions.

Other Promotional Arrangements

Other promotional or incentive arrangements are periodically offered to customers, specifically related to the launch of products or other targeted promotions. Provisions are made in the period for which the Company can estimate the incentive earned by the customer, in accordance with the contractual terms. The Company regularly monitors the provision for other promotional arrangements and makes adjustments when Teva believes that the actual provision may differ from the estimated provisions.

Shelf Stock Adjustments

The custom in the pharmaceutical industry is generally to grant customers a shelf stock adjustment based on the customers’ existing inventory contemporaneously with decreases in the market price of the related product. The most significant of these relate to products for which an exclusive or semi-exclusive period exists. Provisions for price reductions depend on future events, including price competition, new competitive launches and the level of customer inventories at the time of the price decline. Teva regularly monitors the competitive factors that influence the pricing of its products and customer inventory levels and adjust these estimates where appropriate.

Returns

Returns primarily relate to customer returns of expired products which, the customer has the right to return up to one year following the expiration date. Such returned products are destroyed and credits and/or refunds are issued to the customer for the value of the returns. Accordingly, no returned assets are recoded in connection with those products. The returns provision is estimated by applying a historical return rate to the amounts of revenue estimated to be subject to returns. Revenue subject to returns is estimated based on the lag time from time of sale to date of return. The estimated lag time is developed by analyzing historical experience. Additionally, The Company considers specific factors, such as levels of inventory in the distribution channel, product dating and expiration, size and maturity of launch, entrance of new competitors, changes in formularies or packaging and any changes to customer terms, for determining the overall expected levels of returns.

Prompt Pay Discounts

Prompt pay discounts are offered to most customers to encourage timely payment. Discounts are estimated at the time of invoice based on historical discounts in relation to sales. Prompt pay discounts are almost always utilized by customers. As a result, the actual discounts do not vary significantly from the estimated amount.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

SR&A to U.S. customers comprised approximately 86% of the Company’s total SR&A as of March 31, 2018, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the period ended March 31, 2018 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S. dollars in millions)
Balance at December 31, 2017	$196	$3,077	$1,908	$1,849	$780	$267	$7,881	$8,077
Provisions related to sales made in current year period	136	1,865	357	2,711	70	103	5,106	5,242
Provisions related to sales made in prior periods	2	(19)	3	(1)	21	(8)	(4)	(2)
Credits and payments	(157)	(2,051)	(349)	(2,927)	(119)	(139)	(5,585)	(5,742)
Translation differences	1	9	2	1	1	(1)	12	13

Balance at March 31, 2018	$178	2,881	$1,921	$1,633	$753	$222	$7,410	$7,588

NOTE 10 – Accumulated other comprehensive loss:

The components of, and changes within, accumulated other comprehensive losses attributable to Teva are presented in the table below:

	Net Unrealized Gains/(Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/credits	Total
Balance as of December 31, 2017*	$(1,316)	$1	$(442)	$(91)	$(1,848)

Other comprehensive income (loss) before reclassifications	156	1	(51)	—	106
Amounts reclassified to the statements of income	—	—	7	—	7

Net other comprehensive income (loss) before tax	156	1	(44)	—	113

Net other comprehensive income (loss) after tax**	156	1	(44)	—	113

Balance as of March 31, 2018	$(1,160)	$2	$(486)	$(91)	$(1,735)

*	Following the adoption of ASU 2016-01, the Company recorded a $5 million opening balance reclassification from accumulated other comprehensive income to retained earnings.
**	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of a $83 million gain.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

	Net Unrealized Gains/(Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/credits	Total
Balance, December 31, 2016	$(2,769)	$(7)	$(302)	$(81)	$(3,159)

Other comprehensive income/(loss) before reclassifications	448	90	2	(9)	531

Amounts reclassified to the statements of income	(52)	(35)	6	1	(80)

Net other comprehensive income/(loss) before tax	396	55	8	(8)	451
Corresponding income tax	—	(1)	—	(5)	(6)

Net other comprehensive income/(loss) after tax*	396	54	8	(13)	445

Balance, March 31, 2017	$(2,373)	$47	$(294)	$(94)	$(2,714)

*	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of a $70 million gain.

NOTE 11 – Debt obligations:

Short-term debt:

	Weighted average interest rate as of March 31, 2018	Maturity		March 31, 2018	December 31, 2017
				(U.S. $ in millions)
Term loan JPY 28.3 billion (5)	JPY LIBOR+0.25%	2018		$—	$251
Convertible debentures	0.25%	2026	*	514	514
Other	11.68%	2018		2	1
Current maturities of long-term liabilities				786	2,880

Total short term debt				$1,302	$3,646

*	Net-share settlement feature exercisable at any time.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Long-term debt includes the following:

	Weighted average interest rate as of March 31, 2018	Maturity	March 31, 2018	December 31, 2017

	%		(U.S. $ in millions)
Senior notes EUR 1,750 million	0.38%	2020	$2,152	$2,095
Senior notes EUR 1,500 million	1.13%	2024	1,837	1,788
Senior notes EUR 1,300 million	1.25%	2023	1,593	1,550
Senior notes EUR 1,000 million (3)	2.88%	2019	—	1,199
Senior notes EUR 900 million (1)	4.50%	2025	1,109	—
Senior notes EUR 750 million	1.63%	2028	915	891
Senior notes EUR 700 million (1)	3.25%	2022	863	—
Senior notes EUR 700 million	1.88%	2027	859	837
Senior notes USD 3,500 million	3.15%	2026	3,492	3,492
Senior notes USD 3,000 million	2.20%	2021	2,997	2,996
Senior notes USD 3,000 million	2.80%	2023	2,992	2,992
Senior notes USD 2,000 million	1.70%	2019	2,000	2,000
Senior notes USD 2,000 million	4.10%	2046	1,984	1,984
Senior notes USD 1,500 million (3)	1.40%	2018	—	1,500
Senior notes USD 1250 million (2)	6.00%	2024	1,250	—
Senior notes USD 1250 million (2)	6.75%	2028	1,250	—
Senior notes USD 844 million	2.95%	2022	863	864
Senior notes USD 789 million	6.15%	2036	781	781
Senior notes USD 700 million	2.25%	2020	700	700
Senior notes USD 613 million	3.65%	2021	623	624
Senior notes USD 588 million	3.65%	2021	587	587
Senior notes CHF 450 million	1.50%	2018	472	461
Senior notes CHF 350 million	0.50%	2022	367	360
Senior notes CHF 350 million	1.00%	2025	368	360
Senior notes CHF 300 million	0.13%	2018	314	308
Fair value hedge accounting adjustments			(16)	(2)

Total senior notes			30,352	28,367
Term loan USD 2.5 billion (4)	LIBOR +1.1375%	2018	—	285
Term loan USD 2.5 billion (4)	LIBOR +1.50%	2017-2020	—	2,000
Term loan JPY 58.5 billion (5)	JPY LIBOR +0.55%	2022	—	519
Term loan JPY 35 billion (6)	1.42%	2019	—	311
Term loan JPY 35 billion (6)	JPY LIBOR +0.3%	2018	—	311

Total loans			—	3,426
Debentures USD 15 million (7)	7.20%	2018	—	15
Other	7.31%	2026	5	5

Total debentures and others			5	20

Less current maturities			(786)	(2,880)
Derivative instruments			16	2
Less debt issuance costs			(137)	(106)

Total long-term debt			$29,450	$28,829

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Debt development

(1)	In March 2018, Teva Pharmaceutical Finance Netherlands II B.V., a Teva finance subsidiary, issued senior notes in an aggregate principal amount of €1.6 billion.

(2)	In March 2018, Teva Pharmaceutical Finance Netherlands III B.V., a Teva finance subsidiary, issued senior notes in an aggregate principal amount of $2.5 billion.

(3)	In March 2018, Teva redeemed in full its $1.5 billion 1.4% senior notes due in July 2018 and its €1.0 billion 2.88% senior notes due in April 2019.

(4)	During the first quarter of 2018, Teva prepaid approximately $2.3 billion principal amount of the remaining term loan facilities.

(5)	During the first quarter of 2018, Teva prepaid in full JPY 86.8 billion principal amount of the outstanding term loan facilities of which JPY 28.3 billion were in short-term debt as of December 31, 2017.

(6)	During the first quarter of 2018, Teva prepaid in full JPY 70 billion of its 1.42% and JPY LIBOR+0.3% outstanding term loans.

(7)	During the first quarter of 2018, Teva prepaid in full $15 million of its outstanding debentures.

Long term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts (as defined), if any.

Long term debt as of March 31, 2018 is effectively denominated (taking into consideration cross currency swap agreements) in the following currencies: U.S. dollar 64%, euro 34% and Swiss franc 2%.

Teva’s principal sources of short-term liquidity are its existing cash investments, liquid securities and available credit facilities, primarily its $3 billion syndicated revolving credit facility (“RCF”), which was not utilized as of March 31, 2018, as well as internally generated funds. In connection with the requirements of the RCF, the Company entered into negative pledge agreements with certain banks and institutional investors. Under the agreements, the Company and its subsidiaries have undertaken not to register floating charges on assets in favor of any third parties without the prior consent of the banks, to maintain certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time, and to fulfill other restrictions, as stipulated by the agreements. As of March 31, 2018, the Company did not have any outstanding debt under the RCF, which is our only debt subject to the net debt to EBITDA covenant Assuming utilization of the RCF, and under specified circumstances, including non-compliance with such covenants and the unavailability of any waiver, amendment or other modification thereto and the expiration of any applicable grace period thereto, substantially all of the Company’s debt could be negatively impacted by non-compliance with such covenants. The Company has sufficient resources to meet its financial obligations in the ordinary course of business for at least twelve months from the date of the release of this Quarterly Report.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12 – Fair value measurement:

Teva’s financial instruments consist mainly of cash and cash equivalents, investment in securities, current and non-current receivables, short-term debt, current and non-current payables, contingent consideration, senior notes and loans, convertible senior debentures and derivatives.

The fair value of the financial instruments included in working capital and non-current receivables and payables approximates their carrying value. The fair value of term loans and bank facilities mostly approximates their carrying value, since they bear interest at rates close to the prevailing market rates.

Financial instruments measured at fair value

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, and considers counterparty credit risk in its assessment of fair value.

There were no transfers between Level 1, Level 2 and Level 3 during the first quarter of 2018.

Financial items carried at fair value as of March 31, 2018 and December 31, 2017 are classified in the tables below in one of the three categories described above:

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$6	$—	$—	$6
Cash, deposits and other	1,412	—	—	1,412
Investment in securities:
Equity securities	58	—	—	58
Other, mainly debt securities	13	—	19	32
Derivatives:
Asset derivatives - options and forward contracts	—	15	—	15
Asset derivatives - cross currency swaps	—	4	—	4
Liabilities derivatives - options and forward contracts	—	(18)	—	(18)
Liabilities derivatives - interest rate and cross-currency swaps	—	(141)	—	(141)
Contingent consideration*	—	—	(708)	(708)

Total	$1,489	$(140)	$(689)	$660

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$5	$—	$—	$5
Cash, deposits and other	958	—	—	958
Investment in securities:
Equity securities	65	—	—	65
Structured investment vehicles	—	—	—	—
Other, mainly debt securities	14	—	18	32
Derivatives:
Asset derivatives - options and forward contracts	—	17	—	17
Asset derivatives - cross-currency swaps	—	25	—	25
Liability derivatives - options and forward contracts	—	(15)	—	(15)
Liabilities derivatives - interest rate and cross-currency swaps	—	(98)	—	(98)
Contingent consideration*	—	—	(735)	(735)

Total	$1,042	$(71)	$(717)	$254

*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

Teva determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and Europe, and the risk adjusted discount rate for fair value measurement.

The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in earnings.

Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Three months ended March 31, 2018

(U.S. $ in millions)
Fair value at the beginning of the period	$(717)
Revaluation of debt securities	1
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(6)
Labrys transaction	(1)
Eagle transaction	(1)
Settlement of contingent consideration:
Eagle transaction	35

Fair value at the end of the period	$(689)

Financial instruments not measured at fair value

Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures and are presented in the table below in terms of fair value:

	Estimated fair value*
	March 31, 2018	December 31, 2017
	(U.S. $ in millions)
Senior notes included under senior notes and loans	$26,365	$23,459
Senior notes and convertible debentures included under short-term debt	1,242	2,713

Total	$27,607	$26,172

*	The fair value was estimated based on quoted market prices, where available.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 – Derivative instruments and hedging activities:

The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	March 31, 2018	December 31, 2017
	(U.S. $ in millions)
Cross-currency swap – cash flow hedge	$588	$588
Cross-currency swap – net investment hedge	1,000	1,000
Interest rate swap – fair value hedge	500	500

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$15	$17
Other non-current assets:
Cross-currency swaps – cash flow hedge	4	25	—	—

Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(18)	(15)
Other taxes and long-term liabilities:
Cross-currency swaps – net investment hedge	(125)	(96)	—	—
Senior notes and loans:
Interest rate swaps – fair value hedge	(16)	(2)	—	—

Derivatives on foreign exchange contracts mainly hedge Teva’s balance sheet items from currency exposure but are not designated as hedging instruments for accounting purposes. With respect to such derivatives, losses of $19 million and $47 million were recognized under financial expenses, net for the three months ended March 31, 2018 and 2017, respectively. Such losses and gains offset the revaluation of the balance sheet items which is also recorded under financial expenses, net.

With respect to the interest rate and cross-currency swap agreements, gains of $0.5 million and $1 million were recognized under financial expenses, net for the three months ended March 31, 2018 and 2017, respectively. Such gains mainly reflect the differences between the fixed interest rate and the floating interest rate.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Certain of the forward starting interest rate swaps and treasury lock agreements matured during the first half of 2016. In July 2016, Teva terminated the remaining forward starting interest rate swaps and treasury lock agreements. The termination of these transactions resulted in a loss position of $493 million, of which $242 million were settled on October 7, 2016 and the remaining amount was settled in January 2017. The change in fair value of these instruments recorded as part of other comprehensive income will be amortized under financial expenses, net over the life of the debt. Such losses mainly reflect the changes in the benchmark interest rate between the date the agreements were entered into and the actual date of the U.S. debt issuance in July 2016.

With respect to the forward starting interest rate swaps and treasury lock agreements, losses of $7 million were recognized under financial expenses, net for the three months ended March 31, 2018 and 2017.

In the third quarter of 2016, Teva terminated interest rate swap agreements designated as fair value hedge relating to certain senior notes. Settlement of these transactions resulted in a gain position of $41 million. The fair value hedge accounting adjustments of these instruments recorded under senior notes and loans will be amortized under financial expenses, net over the life of the debt. With respect to these terminated interest rate swap agreements, gains of $2 million were recognized under financial expenses, net for the three months ended March 31, 2018 and 2017.

In the fourth quarter of 2016, Teva entered into an interest rate swap agreement designated as fair value hedge relating to its 2.8% senior notes due 2023, with respect to $500 million notional amount of outstanding debt.

In each of the first and second quarters of 2017, Teva entered into a cross currency swap agreement maturing in 2020 with a notional amount of $500 million. These cross currency swaps were designated as a net investment hedge of Teva’s euro denominated net assets, in order to reduce the risk of adverse exchange rate fluctuations. The effective portion of the hedge will be determined by looking into changes in spot exchange rate. The change in fair value of the cross currency swap attributable to changes other than those due to fluctuations in the spot exchange rates are excluded from the assessment of hedge effectiveness and are reported directly in the statement of income.

With respect to these cross currency swap agreements, gains of $7 million were recognized under financial expenses, net for the three months ended March 31, 2018. The amount recorded in the statement of income in the first quarter of 2017 was not material.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14 – Other impairments, restructuring and other items:

Other impairments, restructuring and other items consisted of the following:

	Three months ended March 31,
	2018	2017
	(U.S. $ in millions)
Restructuring expenses	$247	$130
Integration expenses	—	23
Contingent consideration	8	21
Impairments of long-lived assets	432	11
Other	20	55

Total	$707	$240

In determining the estimated fair value of long-lived assets, Teva utilized a discounted cash flow model. The key assumptions within the model related to forecasting future revenue and operating income, an appropriate WACC and an appropriate terminal value based on the nature of the long-lived asset. The Company’s updated forecasts of net cash flows for the impaired assets reflect, among others, the following: (i) for IPR&D assets, the impact of changes to the development programs, the projected development and regulatory timeframes and the risks associated with these assets; and (ii) for product rights, pricing and volume projections, as well as patent life and any significant changes to the competitive environment.

As a result of Teva’s plant rationalization acceleration, following the two year restructuring plan that was announced in December 2017, to the extent the Company will change its plans on any given asset and/or the assumptions underlying such plan, there could be additional impairments in the future.

Impairments

•	Impairments of long-lived intangible assets in the first quarter of 2018 were $206 million, mainly consisting of:

•	Identifiable IPR&D of $117 million mainly related to revaluation of generic products acquired from Actavis Generics due to development progress and changes in other key valuation indications (market size, legal landscape, launch date or discount rate).

•	Identifiable product rights of $76 million due to revaluation of Actavis Generics product rights in the United States.

•	Impairments of property, plant and equipment in the first quarter of 2018 were $226 million, mainly consisting of:

•	$147 million related to restructuring costs, including:

•	$113 million related to site closures in Israel; and

•	$34 million related to headquarters and distribution sites consolidation in the United States;

•	Other impairment costs, mainly $56 million related to a plant located India, in connection with the P&G separation agreement.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Restructuring

In the first quarter of 2018, Teva recorded $247 million of restructuring expenses, compared to $130 million in the first quarter of 2017. The expenses in the first quarter of 2018 were primarily related to headcount reductions across all functions.

Since Teva’s announcement of its restructuring plan, the Company reduced its global headcount by approximately 6,200 full-time-equivalent employees.

Teva also recorded a $226 million impairment of property, plant and equipment related to restructuring costs as detailed in “— Impairments” above.

The following table provides the components of costs associated with Teva’s restructuring plan, including costs related to exit and disposal activities:

	Three months ended March 31,
	2018	2017
	(U.S. $ in millions)
Restructuring
Employee termination	$228	$95
Other	19	35

Total	$247	$130

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2018	$(294)	$(17)	$(311)
Provision	(228)	(19)	(247)
Utilization and other*	129	7	136

Balance as of March 31, 2018	$(393)	$(29)	$(422)

*	Includes adjustments for foreign currency translation.

NOTE 15 – Legal settlements and loss contingencies:

Legal settlements and loss contingencies for the three months ended March 31, 2018 resulted in income of $1.3 billion compared to expenses of $20 million for the three months ended March 31, 2017. The income in the first quarter of 2018 consisted primarily of the working capital adjustment with Allergan, the Rimsa settlement and a reversal of the reserve recorded in the second quarter of 2017 with respect to the carvedilol patent litigation, following the reversal of the verdict granting the award to GSK. As of March 31, 2018 and December 31, 2017, an accrued amount for legal settlements and loss contingencies of $872 million and $1.2 billion, respectively, was recorded in accrued expenses.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 16 – Commitments and Contingencies:

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

Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of counsel, no provisions have been made regarding the matters disclosed in this note, except as noted below. Litigation outcomes and contingencies are unpredictable, and excessive verdicts can occur. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions. Teva continuously reviews the matters described below and may, from time to time, remove previously disclosed matters that the Company has determined no longer meet the materiality threshold for disclosure.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

In July 2014, GlaxoSmithKline (“GSK”) sued Teva in Delaware federal court for infringement of a patent expiring in June 2015 directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol tablets (the generic version of GSK’s Coreg®) in September 2007. Teva vigorously disputed GSK’s claims on the merits and also disputed the amount and nature of GSK’s alleged damages. A jury trial was held and the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre- or post-judgment interest. Teva filed post-trial motions for judgment as a matter of law asking the court to overturn the jury verdict on inducement, invalidity, and the award of lost profits damages, and GSK filed post-trial motions asking the court to increase the damages amount in light of the willful infringement finding and to set the interest rate(s) to be applied to the total damages amount. On March 28, 2018, the District Court issued an opinion overturning the jury verdict and instead found no induced infringement by Teva, thereby finding that Teva did not owe any damages. The District Court denied Teva’s motion seeking to overturn the jury verdict with respect to invalidity and denied GSK’s motion seeking to increase the damages award. GSK can appeal this decision. If the appeal of the District Court’s decision is decided against Teva, the case would be remanded to the District Court for it to consider Teva’s other legal and equitable defenses that have not yet been considered by the District Court. The provision that was included in the financial statements for this matter has been reversed as the exposure is no longer considered probable.

In 2014, Teva Canada succeeded in its challenge of the bortezomib (the generic equivalent of Velcade®) product and mannitol ester patents under the Patented Medicines (Notice Of Compliance) Regulations (“PM(NOC)”). Teva commenced sales in the first quarter of 2015. At the time of Teva’s launch, annual sales of Velcade were approximately 94 million Canadian dollars. Teva commenced an action under Section 8 of PM(NOC) to recover damages for being kept off of the market during the PM(NOC) proceedings. Janssen and Millennium filed a counterclaim for infringement of the same two patents as well as a patent covering a process to prepare bortezomib. The product patent expired in October 2015; the other patents expire in January 2022 and March 2025. On December 20, 2017, Teva entered into an agreement with Janssen and Millenium which limits the damages payable by either party depending on the outcome of the infringement/impeachment action. As a result, the most Janssen and Millenium could recover is 200 million Canadian dollars (approximately $159 million) plus post-judgment interest. The trial, which is limited to the issue of patent validity and infringement, began on January 29, 2018 and concluded on March 8, 2018. The court has not yet issued any decision. In addition to the potential damages that could be awarded, if Janssen and Millenium ultimately were successful in their allegations of patent infringement, Teva could be enjoined from further sales of its bortezomib product.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

In April 2006, certain subsidiaries of Teva were named in a class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania. The case alleges that the settlement agreements entered into between Cephalon, Inc., now a Teva subsidiary (“Cephalon”), and various generic pharmaceutical companies in late 2005 and early 2006 to resolve patent litigation involving certain finished modafinil products (marketed as PROVIGIL®) were unlawful because they had the effect of excluding generic competition. The case also alleges that Cephalon improperly asserted its PROVIGIL patent against the generic pharmaceutical companies. The first lawsuit was brought by King Drug Company of Florence, Inc. on behalf of itself and as a proposed class action on behalf of any other person or entity that purchased PROVIGIL directly from Cephalon (the “Direct Purchaser Class”). Similar allegations were made in other complaints, including those filed on behalf of a proposed class of end payers of PROVIGIL (the “End Payer Class”), by certain individual end payers, by certain retail chain pharmacies and by Apotex, Inc. (collectively, these cases are referred to as the “Philadelphia Modafinil Action”). Separately, Apotex challenged Cephalon’s PROVIGIL patent, and in October 2011, the Court found the patent to be invalid and unenforceable based on inequitable conduct. This decision was affirmed on appeal in April 2013. Teva has either settled or reached agreements in principle to settle with all of the plaintiffs in the Philadelphia Modafinil Action. However, one of the end payers, United Healthcare Services, took the position that it is not bound by the settlement that was agreed to on its behalf and brought a separate action in Minnesota federal court, which has been transferred to the U.S. District Court for the Eastern District of Pennsylvania, where Teva has also filed suit to enforce the settlement. A bench trial in the suit to enforce the settlement commenced on April 23, 2018 and concluded on April 27, 2018. The court ordered post-trial briefing to be submitted within 45 days and has not yet issued any decision.

Additionally, Cephalon and Teva have reached a settlement with 48 state attorneys general, which was approved by the court on November 7, 2016. Certain other claimants, including the State of California, have given notices of potential claims related to these settlement agreements. Teva has produced documents and information in response to discovery requests issued by the California Attorney General’s office as part of its ongoing investigation of generic competition to PROVIGIL.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Following an investigation initiated by the European Commission in April 2011 regarding a modafinil patent settlement in Europe, the Commission issued a Statement of Objections in July 2017 against both Cephalon and Teva alleging that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil. Teva submitted its defense in writing and an oral hearing was held. No final decision regarding infringement has yet been taken by The Commission. The sales of modafinil in the European Economic Area during the last full year of the alleged infringement amounted to EUR 46.5 million.

In January 2009, the FTC and the State of California filed a complaint for injunctive relief in California federal court alleging that a September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”) relating to AndroGel® 1% (testosterone gel) violated the antitrust laws. Additional lawsuits alleging similar claims were later filed by private plaintiffs (including plaintiffs purporting to represent classes of similarly situated claimants as well as direct purchaser plaintiffs filing separately), and the various actions were consolidated in a multidistrict litigation in Georgia federal court. The defendants filed various summary judgment motions on September 29, 2017, and the direct-purchaser plaintiffs moved for class certification on February 9, 2018. Both sets of motions remain pending. Annual sales of AndroGel® 1% at the time of the settlement were approximately $350 million, and annual sales of the AndroGel franchise (AndroGel® 1% and AndroGel® 1.62%) were approximately $140 million and $1.05 billion, respectively, at the time Actavis launched its generic version of AndroGel® 1% in November 2015.

In December 2011, three groups of plaintiffs sued Wyeth and Teva for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving extended release venlafaxine (generic Effexor® XR) entered into in November 2005. The cases were filed by a purported class of direct purchasers, by a purported class of indirect purchasers and by certain chain pharmacies in the United States District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. In October 2014, the court granted Teva’s motion to dismiss in the direct purchaser cases, after which the parties agreed that the court’s reasoning applied equally to the indirect purchaser cases. Plaintiffs appealed, and on August 21, 2017, the Third Circuit reversed the district court’s decision and remanded for further proceedings. On November 20, 2017, Teva and Wyeth filed a petition for a writ of certiorari in the United States Supreme Court. That petition was denied on February 20, 2018, and litigation has resumed before the district court. Annual sales of Effexor® XR were approximately $2.6 billion at the time of settlement and at the time generic versions were launched in July 2010.

In February 2012, two purported classes of direct-purchaser plaintiffs sued GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal®) entered into in February 2005. The plaintiffs claim that the settlement agreement unlawfully delayed generic entry and seek unspecified damages. In December 2012, the court dismissed the case. In January 2014, the court denied the direct purchaser plaintiffs’ motion for reconsideration and affirmed its original dismissal. In June 2015, the Third Circuit reversed and remanded for further proceedings. On February 19, 2016, Teva and GSK filed a petition for a writ of certiorari in the United States Supreme Court, which was denied on November 7, 2016. In the meantime, litigation has resumed before the district court. Annual sales of Lamictal® were approximately $950 million at the time of the settlement, and approximately $2.3 billion at the time generic competition commenced in July 2008.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

In November 2013, a putative class action was filed in Pennsylvania federal court against Actavis, Inc. and certain of its affiliates, alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals Inc. relating to Lidoderm® (lidocaine transdermal patches) violated the antitrust laws. Additional lawsuits containing similar allegations followed on behalf of other classes of putative direct purchaser and end-payer plaintiffs, as well as retailers acting in their individual capacities, and those cases were consolidated as a multidistrict litigation in federal court in California. On February 21, 2017, the court granted both the indirect purchaser plaintiffs’ and the direct purchaser plaintiffs’ motions for class certification. We reached an agreement to settle the multidistrict litigation with the various plaintiff groups in the first quarter of 2018. A provision for these settlements has been included in the financial statements, and on March 20, 2018, the direct purchaser and end-payor plaintiffs moved the court to preliminarily approve their respective settlements. The FTC has also filed suit to challenge the Lidoderm® settlement, initially bringing antitrust claims against Watson, Endo, and Allergan in Pennsylvania federal court in March 2016, and then later voluntarily dismissing those claims and re-filing them along with a stipulated order for permanent injunction, to settle its claims against Endo in the same California federal court in which the private multidistrict litigation referenced above was pending. On February 3, 2017, the State of California filed a complaint against Allergan and Watson, and that complaint was also assigned to the California court presiding over the multidistrict litigation. After the FTC dismissed its claims in Pennsylvania, but before it re-filed them in California, Watson and Allergan filed suit against the FTC in the same Pennsylvania federal court where the agency had initially brought its lawsuit, seeking a declaratory judgment that the FTC’s claims are not authorized by statute, or, in the alternative, that the FTC does not have statutory authority to pursue a disgorgement remedy. That declaratory judgment action remains pending, and the court in California has stayed both the FTC’s claims and the State of California’s claims against Allergan and Watson, pending the outcome of the declaratory judgment action in Pennsylvania. Annual sales of Lidoderm® at the time of the settlement were approximately $1.2 billion, and were approximately $1.4 billion at the time Actavis launched its generic version in September 2013.

Since November 2013, numerous lawsuits have been filed in various federal courts by purported classes of end payers for, and direct purchasers of, Aggrenox® (dipyridamole/aspirin tablets) against Boehringer Ingelheim (“BI”), the innovator, and several Teva subsidiaries. The lawsuits allege, among other things, that the settlement agreement between BI and Barr entered into in August 2008 violated the antitrust laws. A multidistrict litigation has been established in the U.S. District Court for the District of Connecticut. Teva and BI’s motion to dismiss was denied in March 2015. On April 11, 2017, the Orange County District Attorney filed a complaint for violations of California’s Unfair Competition Law based on the Aggrenox® patent litigation settlement. Annual sales of Aggrenox® were approximately $340 million at the time of the settlement and approximately $455 million at the time generic competition began in July 2015. Teva has settled with the putative class of direct purchasers and the opt-out direct purchaser plaintiffs. Additionally, on January 8, 2018, Teva reached an agreement to settle with the end payer class plaintiffs, and subsequently settled with two of the opt-out end payer plaintiffs, Humana and Blue Cross/Blue Shield of Louisiana. The settlement with the end payer class was preliminarily approved by the court on March 6, 2018. A provision has been included in the financial statements for this matter.

Since January 2014, numerous lawsuits have been filed in the U.S. District Court for the Southern District of New York by purported classes of end payers for and direct purchasers of Actos® and Acto plus Met® (pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers (including Takeda’s December 2010 settlement agreement with Teva) violated the antitrust laws. The Court dismissed the end payer lawsuits against all defendants in September 2015. In October 2015, the end payers appealed that ruling, and on March 22, 2016, a stipulation was filed dismissing Teva and the other generic defendants from the appeal. On February 8, 2017, the Court of Appeals for the Second Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. The direct purchasers’ case had been stayed pending resolution of the appeal in the end payer matter, and the direct purchasers amended their complaint for a second time after the Second Circuit’s decision. Defendants had moved to dismiss the direct purchasers’ original complaint and supplemental briefing on that motion based on the new allegations in the amended complaint was completed on June 29, 2017. The court has not yet issued its decision. At the time of the settlement, annual sales of Actos® were approximately $3.7 billion and annual sales of ACTO plus Met® were approximately $500 million. At the time generic competition commenced in August 2012, annual sales of Actos® were approximately $2.8 billion and annual sales of ACTO plus Met® were approximately $430 million.

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

In September 2014, the FTC sued AbbVie Inc. and certain of its affiliates (“AbbVie”) and Teva in the U.S. District Court for the Eastern District of Pennsylvania alleging that they violated the antitrust laws when they entered into a settlement agreement to resolve the AndroGel® patent litigation and a supply agreement under which AbbVie would supply authorized generic product for TriCor® to Teva. The FTC alleges that Teva agreed to delay the entry of its generic testosterone gel product in exchange for entering into the TriCor supply agreement. In May 2015, the court granted Teva’s motion to dismiss the FTC’s claim as to Teva. The FTC’s motions for reconsideration and for entry of partial final judgment to permit an immediate appeal were denied, so the FTC cannot appeal the dismissal until its claims against AbbVie are resolved. The Court granted the FTC’s summary judgment motion that AbbVie’s patent infringement lawsuit against Teva in the AndroGel patent litigation was objectively baseless. A bench trial for the FTC’s case against AbbVie began in February 2018 and concluded in April 2018. The court has not yet issued its decision.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

A response was submitted and an oral hearing was held. On December 18, 2017, the CMA issued a Statement of Draft Penalty Calculation. A response was submitted and an oral hearing was held. No final decision regarding infringement of competition law has yet been issued by the CMA. On March 3, 2017, the CMA issued a second statement of objection in respect of certain additional allegations (relating to the same products and covering part of the same time period as for the first statement of objections) against Actavis UK, Allergan, and a number of other companies, which was later reissued to include certain Auden Mckenzie entities. A response was submitted and an oral hearing was held. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, pursuant to which Teva will indemnify Accord Healthcare for fines imposed by the CMA and/or damages awarded by a court on Actavis UK as a result of the investigations in respect of conduct prior to the closing date of the sale. In the event of any such fines or damages, Teva expects to assert claims, including claims for breach of warranty, against the sellers of Auden Mckenzie. The terms of the purchase agreement may preclude a full recovery by Teva. A liability for this matter has been recorded in purchase accounting related to the acquisition of Actavis Generics. Further to our Master Purchase Agreement with Allergan whereby Teva agreed to indemnify Allergan for liabilities related to acquired assets, Teva agreed with Allergan to settle and release Teva’s indemnity claim and Allergan’s potential losses arising from the CMA in connection with this matter, pursuant to the agreement the parties entered into on January 31, 2018. See note 3.

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

Government Investigations and Litigation Relating to Pricing and Marketing

Teva is involved in government investigations and litigation arising from the marketing and promotion of its pharmaceutical products in the United States. Many of these investigations originate through what are known as qui tam complaints, in which the government reviews a complaint filed under seal by a whistleblower (a “relator”) that alleges violations of the federal False Claims Act. The government considers whether to investigate the allegations and will, in many cases, issue subpoenas requesting documents and other information, including conducting witness interviews. The government must decide whether to intervene and pursue the claims as the plaintiff. Once a decision is made by the government, the complaint is unsealed. If the government decides not to intervene, then the relator may decide to pursue the lawsuit on his own without the active participation of the government.

A number of state attorneys general have filed various actions against Teva and/or certain of its subsidiaries, including certain Actavis subsidiaries, relating to reimbursements or drug price reporting under Medicaid or other programs. Such price reporting is alleged to have caused governments and others to pay inflated reimbursements for covered drugs. Teva and its subsidiaries have reached settlements in most of these cases, and remain parties to active litigation in Illinois. The Actavis subsidiaries remain parties to active litigation in Illinois and Utah. A provision for the cases has been included in the financial statements. Trial in the Illinois case against Teva concluded in the fourth quarter of 2013, and post-trial briefing was submitted. On June 28, 2017, after several years, the court issued a Memorandum Order After Trial finding liability against Teva, but reserved its decision on damages. Teva denies any liability and sought reconsideration of the order, which was denied. A hearing on damages is scheduled for August 8, 2018. The State of Illinois is seeking approximately $90 million in compensatory damages. Any such damages ultimately awarded by the court are subject to automatic trebling. In addition, the state is seeking statutory penalties ranging from $362 million to approximately $1.2 billion. Teva will continue to argue that any damages and penalties should be significantly less than the amount sought by the state. In August 2013, in the Mississippi case against Watson, the court ruled in favor of the state, awarding $12.4 million in compensatory damages and civil penalties. In March 2014, the court awarded the state an additional $17.9 million in punitive damages. A provision for these amounts has been included in the financial statements. Watson appealed both the original and the punitive damage awards. On January 11, 2018, the Mississippi Supreme Court affirmed the judgment in favor of the State of Mississippi and against Watson in all respects.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

On February 9, 2018, the judgment was fully satisfied and on February 16, 2018, the trial court discharged the appeal bond fully concluding this matter. In Utah, claims against Watson that were dismissed in their entirety by the trial court are now on appeal.

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

Beginning in May 2014 various complaints have been filed with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties, states and agencies across the country. There are actions currently pending against Teva and its affiliates that have been brought by various states, subdivisions and state agencies in both State and Federal Courts. Most of the Federal cases have been consolidated into a multidistrict litigation in the Northern District of Ohio. In addition to the complaints filed by states, state agencies and political subdivisions, private class action lawsuits have been filed in Arkansas, Massachusetts, Ohio and Pennsylvania. Several counties in various states and the State of Delaware have commenced an action against Anda, Inc. (and other distributor and manufacturer defendants) alleging that Anda, Inc. failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the diversion of such products to individuals who used them for other than legitimate medical purposes. The complaints, asserting claims under similar provisions of different state law, generally contend that the defendants allegedly engaged in improper marketing and distribution of opioids, including ACTIQ® and FENTORA and seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. None of the complaints specifies the exact amount of damages at issue. Teva and its affiliates that are defendants in the various lawsuits deny all allegations asserted in these complaints and have filed or will be filing motions to dismiss where possible. On April 11, 2018, the judge in the multidistrict litigation issued a case management order setting the first trial for March 2019. On April 27, 2018, Teva received subpoena requests from the DOJ seeking documents relating to the manufacture, marketing and sale of opioids. Teva intends to comply with this subpoena. In addition, a number of State Attorneys General, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Teva is cooperating with these investigations, which are ongoing, and cannot predict at this time the outcome.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

The states seek a finding that the defendants’ actions violated federal antitrust law, and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. On August 3, 2017, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred this action to the generic drug multidistrict litigation pending in federal court in Pennsylvania, which is discussed in greater detail below. On July 17, 2017, a new complaint was filed in the District Court of Connecticut on behalf of four additional states – Arkansas, Missouri, New Mexico and West Virginia, as well as the District of Columbia. These plaintiffs were not previously party to the State Attorney General action that commenced in December 2016. This complaint, which the JPML has also transferred to the generic drug multidistrict litigation discussed below, makes the same factual allegations and claims that are at issue in the earlier State Attorneys General complaint. On October 31, 2017 the attorneys general of 45 states plus Puerto Rico and the District of Columbia filed a motion for leave to file an amended complaint in this action. The proposed amended complaint names Actavis as a defendant as well as Teva, and adds new allegations and claims to those appearing in the prior complaints. Defendants have opposed the motion.

Beginning on March 2, 2016, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct purchaser opt-out plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix, increase, maintain and/or stabilize the prices of the generic drug products named, have been brought against various defendants including, among others, Teva USA, Actavis Holdco U.S., Inc., Actavis Elizabeth and Pliva, Inc. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On April 6, 2017, the Judicial Panel on Multidistrict Litigation (JPML) entered an order transferring cases brought by classes of direct or indirect purchasers and alleging claims of generic price-fixing for coordination or consolidation with the multidistrict litigation currently pending in the Eastern District of Pennsylvania; the panel subsequently transferred further cases to that court, and the plaintiffs filed consolidated amended complaints on August 15, 2017. Defendants moved to dismiss certain of those consolidated amended complaints on October 6, 2017. In February 2018, the court overseeing the multidistrict litigation lifted the stay of discovery on a limited basis to allow for document discovery and non-merits based depositions. Teva denies having engaged in any conduct that would give rise to liability with respect to the above-mentioned subpoenas and civil suits.

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

Following the resolution, Teva has had requests for documents and information from various Russian government entities. In December 2016, Teva was informed by Israeli authorities that they had initiated an investigation into the conduct that was the subject of the FCPA investigation and which resulted in the above-mentioned resolution with the SEC and DOJ. On January 14, 2018, Teva and the Government of Israel entered into an arrangement for the Contingent Cessation of Proceedings pursuant to the Israeli Securities Law that ends the investigation into such conduct against the Company and provides for a payment of 75 million New Israeli Shekels (approximately $22 million).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Shareholder Litigation

On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers. After those two lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut, the court appointed the Ontario Teachers’ Pension Plan Board as lead plaintiff. The lead plaintiff then filed a consolidated amended complaint purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and August 3, 2017. The consolidated complaint seeks unspecified damages, legal fees, interest, and costs, and it asserts that Teva and certain of its current and former officers and directors violated the federal securities laws and Israeli securities laws in connection with Teva’s alleged failure to disclose Teva’s participation in an alleged anticompetitive scheme to fix prices and allocate markets for generic drugs in the United States. On December 1, 2017, Teva and the current and former officer and director defendants filed motions to dismiss the consolidated amended complaint, with prejudice. On April 3, 2017, the Court granted the motions to dismiss without prejudice. A second amended complaint is expected with renewed dismissal briefing.

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

On August 21, 2017, a putative class action securities lawsuit was filed by Elliot Grodko in the U.S. District Court for the Eastern District of Pennsylvania on behalf of purchasers of Teva’s securities between November 15, 2016 and August 2, 2017 seeking unspecified damages, legal fees, interest, and costs. The complaint alleged that Teva and certain of its current and former officers violated the federal securities laws and Israeli securities laws by making false and misleading statements in connection with Teva’s acquisition and integration of Actavis Generics. On April 10, 2018, the Court granted Teva’s motion to transfer this action to the District of Connecticut where the Ontario Teachers securities litigation is currently pending.

On August 30, 2017, a putative securities class action was filed by Barry Baker in the U.S. District Court for the Eastern District of Pennsylvania on behalf of purchasers of Teva’s securities between November 15, 2016 and August 2, 2017 seeking unspecified damages, legal fees, interest, and costs. The complaint alleges that Teva and certain officers violated the federal securities laws by making false and misleading statements in connection with Teva’s acquisition and integration of Actavis Generics. On November 1, 2017, the Court consolidated the Baker case with the Grodko case, discussed above. On April 10, 2018, the Court granted Teva’s motion to transfer this action to the District of Connecticut where the Ontario Teachers securities litigation is currently pending.

Motions to approve derivative actions against certain past and present directors and officers have been filed in Israel with respect to alleged negligence and recklessness with respect to the acquisition of the Rimsa business and the acquisition of Actavis Generics. Motions for document disclosure prior to initiating derivatives were filed with respect to dividend distribution and executive compensation.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

Other Matters

On February 1, 2018, former shareholders of Ception Therapeutics, Inc. a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege that Cephalon breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR® (reslizumab) for the treatment of eosinophilic esophagitis (EE). The plaintiffs claim damages of at least $200 million, an amount they allege is equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). All defendants have moved to dismiss the plaintiffs’ complaint, and filed briefs in support of their motions on April 10, 2018.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 17 – Segments:

In November 2017, Teva announced a new organizational structure and leadership changes to enable strategic alignment across its portfolios, regions and functions. Teva now operates its business through three segments: North America, Europe and Growth Markets. The purpose of the new structure is to enable stronger alignment and integration between operations, commercial regions, R&D and Teva’s global marketing and portfolio function, in order to optimize its product lifecycle across the therapeutic areas. Teva’s financial results for the first quarter of 2018 are being reported under this new structure for the first time.

In addition to these three segments, Teva has other activities, primarily the API manufacturing business and certain contract manufacturing services.

All the above changes were reflected through retroactive revision of prior period segment information.

Since 2013 and until December 31, 2017, Teva had two reportable segments: generic and specialty medicines. The generic medicines segment included Teva’s OTC and API businesses. Teva’s other activities included distribution activities, sales of medical devices and certain contract manufacturing operation (“CMO”) services.

Teva now operates its business and reports its financial results in three segments:

a) North America segment, which includes the United States and Canada.

b) Europe segment, which includes the European Union and certain other European countries.

c) Growth Markets segment, which includes all countries other than those in the North America and Europe segments.

Teva’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the three identified reportable segments, namely North America, Europe and Growth Markets, to make decisions about resources to be allocated to the segments and assess their performance.

Segment profit is comprised of gross profit for the segment less R&D expenses, S&M expenses, G&A expenses and other income related to the segment. Segment profit does not include amortization and certain other items.

Teva manages its assets on a company basis, not by segments, as many of its assets are shared or commingled. Teva’s CODM does not regularly review asset information by reportable segment and, therefore, Teva does not report asset information by reportable segment.

Teva’s CEO may review its strategy and organizational structure. Any changes in strategy may lead to a reevaluation of the Company’s segments and goodwill allocation to reporting units, as well as fair value attributable to its reporting units. See note 7.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

a. Segment information:

	North America		Europe		Growth Markets
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017	2018	2017
	(U.S. $ in millions)		(U.S. $ in millions)		(U.S. $ in millions)
Revenues	$2,531	$3,240	$1,442	$1,341	$750	$718
Gross profit	1,432	2,080	797	734	313	292
R&D expenses	188	267	73	106	24	47
S&M expenses	305	441	255	279	134	158
G&A expenses	126	139	91	79	41	48
Other income	(102)	(73)	1	2	(8)	(1)

Segment profit	$915	$1,306	$377	$268	$122	$40

	Three months ended March 31,
	2018	2017
	(U.S.$ in millions)
North America profit	$915	$1,306
Europe profit	377	268
Growth Markets profit	122	40

Total segment profit	1,414	1,614
Profit of other activities	21	7

	1,435	1,621

Amounts not allocated to segments:
Amortization	310	320
Other asset impairments, restructuring and other items	707	240
Goodwill impairment	180	—
Gain on divestitures, net of divestitures related costs	(93)	—
Inventory step-up	—	64
Other R&D expenses	22	—
Costs related to regulatory actions taken in facilities	1	34
Legal settlements and loss contingencies	(1,278)	20
Other unallocated amounts	61	48

Consolidated operating income	1,525	895

Financial expenses, net	271	207

Consolidated income before income taxes	$1,254	$688

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

b. Segment revenues by major products and activities:

The following tables present revenues by major products and activities for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(U.S.$ in millions)
North America segment
Generic products	$1,088	$1,415
COPAXONE	476	797
BENDEKA / TREANDA	181	156
ProAir	130	121
QVAR	107	84
AUSTEDO	30	—
Distribution	331	295

	Three months ended March 31,
	2018	2017
	(U.S.$ in millions)
Europe segment
Generic products	$997	$850
COPAXONE	153	152
Respiratory products	113	84

	Three months ended March 31,
	2018	2017
	(U.S.$ in millions)
Growth Markets segment
Generic products	$488	$486
COPAXONE	16	21
Distribution	153	125

A significant portion of Teva’s revenues, and a higher proportion of the profits, come from the manufacture and sale of patent-protected pharmaceuticals. Many of Teva’s specialty medicines are covered by several patents that expire at different times. Nevertheless, once patent protection has expired, or has been lost prior to the expiration date as a result of a legal challenge, Teva no longer has patent exclusivity on these products, and subject to regulatory approval, generic pharmaceutical manufacturers are able to produce and market similar (or purportedly similar) products and sell them for a lower price. The commencement of generic competition, even in the form of non-equivalent products, can result in a substantial decrease in revenues for a particular specialty medicine in a very short time. Any such expiration or loss of IP rights could therefore significantly adversely affect Teva’s results of operations and financial condition.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 18—Other income:

	Three months ended March 31,
	2018	2017
	(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs (1)	$93	—
Section 8 and similar payments (2)	99	75
Gain on sale of assets	8	—
Other, net	3	(3)

Total other income	$203	$72

(1)	Gain related to the divestment of the women’s health business in 2018. See note 3.
(2)	Section 8 of the Patented Medicines (Notice of Compliance) Regulations relates to recoveries of lost revenue related to patent infringement proceedings in Canada.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 19 – Income Taxes:

In the first quarter of 2018, income taxes were $46 million, or 4%, on pre-tax income of $1.3 billion. In the first quarter of 2017, income taxes were $54 million, or 8%, on pre-tax income of $688 million. Our tax rate for the first quarter of 2018 was mainly affected by one-time legal settlements and divestments that had a low corresponding tax effect.

The Company recognized the income tax effects of the Tax Cuts and Jobs Act (“TCJA”) in its audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was enacted into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s financial results for the year ended December 31, 2017, reflected a $112 million provisional estimate for its one-time deemed repatriation tax liability. No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of the TCJA. The estimated impact of the TCJA is based on certain assumptions and the Company’s current interpretation, and may change as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time.

The statutory Israeli corporate tax rate is 23% in 2018. Our tax rate differs from the Israeli statutory tax rate, mainly due to the mix of profits generated in various jurisdictions where tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In November 2017, we announced a new organizational structure and leadership changes to enable strategic alignment across our portfolios, regions and functions. We now operate our business through three segments: North America, Europe and Growth Markets. The purpose of the new structure is to enable stronger alignment and integration between operations, commercial regions, R&D and our global marketing and portfolio function, in order to optimize our product lifecycle across therapeutic areas. Our financial results for the first quarter of 2018 are being reported under this new structure for the first time.

In addition to these three segments, we have other activities, primarily our active pharmaceutical ingredient (“API”) manufacturing business and certain contract manufacturing services.

The data presented in this report for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018.

Highlights

Significant highlights of the first quarter of 2018 included:

•	Revenues in the first quarter of 2018 were $5.1 billion, a decrease of 10%, or 15% in local currency terms, compared to the first quarter of 2017.

•	Our North America segment generated revenues of $2.5 billion and profit of $915 million in the first quarter of 2018. Revenues decreased by 22%, mainly due to adverse market dynamics in the U.S. generics market, a decrease in COPAXONE® revenues due to generic competition and the loss of revenues from the sale of our women’s health business. Profit decreased by 30% mainly due to lower revenues, partially offset by cost reductions as part of the restructuring plan.

•	Our Europe segment generated revenues of $1.4 billion and profit of $377 million. Revenues increased by 8% but decreased by 6% in local currency terms, mainly due to the loss of revenues from the closure of our distribution business in Hungary and the sale of our women’s health business, partially offset by new generic product launches. Profit increased by 41%. The increase was mainly due to higher revenues as well as cost reductions and efficiency measures as part of the restructuring plan.

•	Our Growth Markets segment generated revenues of $750 million and profit of $122 million. Revenues increased by 4%, flat in local currency terms. Profit increased by $82 million, mainly due to higher revenues as well as cost reductions and efficiency measures as part of the restructuring plan.

•	Other asset impairments, restructuring and other items were $707 million, compared to $240 million in the first quarter of 2017, mainly due to a $432 million impairment of long-lived assets and $247 million restructuring expenses.

•	We recorded a goodwill impairment of $180 million, driven by the change in fair value, including the discount rate and the change in allocated net assets, to the Rimsa reporting unit.

•	We recorded income of $1.3 billion under legal settlements and loss contingencies. The income consisted primarily of the working capital adjustment with Allergan, the Rimsa settlement and a reversal of the reserve recorded with respect to the carvedilol patent litigation verdict reversal.

•	Operating income was $1.5 billion in the first quarter of 2018, compared to $895 million in the first quarter of 2017, mainly due to income in connection with legal settlements, partially offset by other asset impairments, restructuring and other items, a goodwill impairment and lower operating income in our North America segment.

•	Exchange rate movements between the first quarter of 2018 and the first quarter of 2017 positively impacted overall revenues by $240 million and operating income by $37 million.

•	Our debt decreased by $1.7 billion, mainly due to $6.5 billion of prepayments of certain term loans and senior notes, partially offset by our March 2018 issuance of $4.4 billion of senior notes as well as foreign exchange fluctuations.

•	Cash flow generated from operating activities was $1.5 billion in the first quarter of 2018, compared to $0.1 billion in the first quarter of 2017, mainly due to proceeds from the working capital adjustment with Allergan and the legal settlement with Rimsa.

Transactions

On January 31, 2018, we completed the sale of a portfolio of products to CVC Capital Partners Fund VI for $703 million in cash. The portfolio of products, which is marketed and sold outside of the United States, includes the women’s health products OVALEAP®, ZOELY®, SEASONIQUE®, COLPOTROPHINE® and other specialty products such as ACTONEL®.

In April 2018, we signed a separation agreement with P&G to terminate the PGT Healthcare partnership that the two companies established in 2011 to market OTC medicines. We will continue to maintain our OTC business on an independent basis. The separation is planned to become effective July 1, 2018, subject to receipt of applicable regulatory approvals. As part of the separation, we will transfer shares we hold in New Chapter Inc. and ownership rights in an OTC plant located in India to P&G. We will continue to provide certain services to P&G after the separation for a transition period.

Results of Operations

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

The following table sets forth, for the periods indicated, certain financial data derived from our U.S. GAAP financial statements.

	Percentage of Net Revenues		Percentage Change 2018 - 2017
	Three Months Ended March 31,
	2018	2017
	%	%	%
Net revenues	100.0	100.0	(10)
Gross profit	46.4	50.2	(17)
Research and development expenses	6.3	7.6	(27)
Selling and marketing expenses	15.2	17.0	(20)
General and administrative expenses	6.5	6.5	(10)
Other asset impairments, restructuring and other items	14.0	4.2	195
Goodwill impairment	3.6	—	§
Legal settlements and loss contingencies	(25.2)	0.4	—
Other income	(4.0)	(1.3)	182
Operating income	30.0	15.8	70
Financial expenses, net	5.4	3.7	31
Income before income taxes	24.6	12.1	82
Income taxes (benefit)	0.9	1.0	(15)
Share in (profits) losses of associated companies, net	1.4	(0.1)	—
Net income attributable to non-controlling interests	0.3	(0.1)	—
Net income attributable to Teva	22.0	11.3	74
Dividends on preferred shares	1.3	1.2	§
Net income attributable to ordinary shareholders	20.7	10.1	82

§	Represents an amount less than 0.5%.

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018		2017
	(U.S.$ in millions / % of Segment Revenues)
Revenues	$2,531	100%	$3,240	100%
Gross profit	1,432	57%	2,080	64%
R&D expenses	188	8%	267	8%
S&M expenses	305	12%	441	14%
G&A expenses	126	5%	139	4%
Other income	(102)	(4%)	(73)	(2%)

Segment profit*	$915	36%	$1,306	40%

*	Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “Teva Consolidated Results—Operating Income” below.

North America Revenues

Our North America segment includes the United States and Canada. Revenues from our North America segment in the first quarter of 2018 were $2.5 billion, a decrease of $709 million, or 22%, compared to the first quarter of 2017, mainly due to adverse market dynamics in the U.S. generics market, a decline in COPAXONE revenues due to generic competition and the loss of revenues from the sale of our women’s health business, partially offset by higher revenues from AUSTEDO, BENDEKA and TREANDA, QVAR and our distribution business.

Revenues in the United States, our largest market, were $2.4 billion in the first quarter of 2018, a decrease of $719 million, or 23%, compared to the first quarter of 2017.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,		Percentage Change
	2018	2017	2017-2018
	(U.S.$ in millions)
Generic products	$1,088	$1,415	(23%)
COPAXONE	476	797	(40%)
BENDEKA / TREANDA	181	156	16%
ProAir	130	121	7%
QVAR	107	84	27%
AUSTEDO	30	—	N/A
Distribution	331	295	12%

Generic products revenues in our North America segment in the first quarter of 2018 decreased by 23% to $1.1 billion, compared to the first quarter of 2017, mainly due to lower volumes and continued price erosion.

Among the most significant generic products we sold in North America in the first quarter of 2018 were methylphenidate extended-release tablets (Concerta® authorized generic), sildenafil citrate tablets (the generic equivalent of Viagra®), daptomycin injection (the generic equivalent of Cubicin®), amphetamine salt tablets (the generic equivalent of Adderall IR®) and estradiol vaginal cream (the generic equivalent of Estrace®).

In the first quarter of 2018, we led the U.S. generics market in total prescriptions and new prescriptions, with approximately 584 million total prescriptions, representing 15% of total U.S. generic prescriptions according to IQVIA data.

COPAXONE® revenues in our North America segment in the first quarter of 2018 decreased by 40% to $476 million, compared to the first quarter of 2017, mainly due to generic competition in the United States. COPAXONE revenues in the United States were $462 million in the first quarter of 2018.

Revenues of COPAXONE in our North America segment were 74% of global COPAXONE revenues in the first quarter of 2018, compared to 82% in the first quarter of 2017.

COPAXONE global sales accounted for approximately 13% of our global revenues in the first quarter of 2018 and a significantly higher percentage of our profits and cash flow from operations during this period.

The FDA approved generic versions of COPAXONE 40 mg/mL in October 2017 and February 2018 and a second generic version of COPAXONE 20 mg/mL in October 2017. Hybrid versions of COPAXONE 20 mg/mL and 40 mg/mL were also approved in the European Union.

COPAXONE 40 mg/mL is protected by five U.S. Orange Book patents that expire in 2030. These patents have been challenged in proceedings in the United States. We are appealing certain adverse U.S. District Court, Patent Trial and Appeal Board decisions to defend these patents in the United States. At least one competitor has fully launched its generic version of COPAXONE 40 mg/mL. This launch, prior to final resolution of the pending patent litigation, should be considered an “at-risk” launch, which means that if the pending litigation is resolved in our favor, the company selling this generic product could face significant damages claims and other potential remedies. COPAXONE 40 mg/mL is also protected by one European patent expiring in 2030. This patent is being challenged in Italy and Norway and has been opposed at the European Patent Office. The U.K. High Court found this patent invalid and our application for permission to appeal this decision was rejected.

The market for MS treatments continues to develop, particularly with the recent approvals of generic versions of COPAXONE discussed above, as well as additional generic versions expected to be approved in the future. The increasing number of oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continues to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies.

BENDEKA and TREANDA combined revenues in our North America segment in the first quarter of 2018 increased by 16% to $181 million, compared to the first quarter of 2017, mainly due to higher volumes resulting from supply stabilization.

ProAir revenues in our North America segment in the first quarter of 2018 increased by 7% to $130 million, compared to the first quarter of 2017, mainly due to higher volumes. ProAir is the second-largest short-acting beta-agonist in the market, with an exit market share of 46.1% in terms of total number of prescriptions during the first quarter of 2018, compared to 47.7% in the first quarter of 2017.

QVAR revenues in our North America segment in the first quarter of 2018 increased by 27% to $107 million, compared to the first quarter of 2017. We launched QVAR® RediHaler™ in the first quarter of 2018. The increase in sales in the first quarter of 2018 was mainly due to slightly higher wholesaler stocking for all QVAR family products in connection with the launch. QVAR maintained its second-place position in the inhaled corticosteroids category in the United States, with an exit market share of 29.4% in terms of total number of prescriptions during the first quarter of 2018, compared to 38.1% in the first quarter of 2017.

AUSTEDO revenues in our North America segment in the first quarter of 2018 were $30 million. AUSTEDO was approved by the FDA and launched in April 2017 in the United States for the treatment of chorea associated with Huntington disease. In August 2017, the FDA approved AUSTEDO for the treatment of tardive dyskinesia.

Distribution revenues in our North America segment, which are generated by Anda, increased by 12% to $331 million in the first quarter of 2018, compared to the first quarter of 2017, mainly due to the severe cold, cough and influenza season in the first quarter of 2018, which increased demand for certain medicines. Our Anda business distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, next day delivery throughout the United States and competitive pricing.

Product Launches and Pipeline

In the first quarter of 2018, we launched the generic versions of the following branded products in North America (listed by month of launch):

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S.$ in millions (IQVIA))*
Estradiol Vaginal Cream, USP, 0.01%	Estrace®	January	$304
Methylphenidate Hydrochloride Extended-Release Capsules (LA), CII 20 mg, 30 mg & 40 mg	Ritalin LA® ER	January	$97
Busulfan Injection 6 mg/mL, 60 mg	Busulfex®	January	$86
Trientine Hydrochloride Capsules, USP 250 mg	Syprine®	February	$147
Hydrocortisone Butyrate Cream USP, 0.1% (Lipophilic)	Locoid Lipocream®	February	$6
Minocycline Hydrochloride Extended-Release Tablets, USP 65 mg & 115 mg	Solodyn® ER	February	$148
Lansoprazole Delayed-Release Orally Disintegrating Tablets 15 mg & 30 mg	Prevacid® SoluTab™ DR ODT	March	$184
Tiagabine Hydrochloride Tablets 12 mg & 16 mg **	Gabitril®	March	$9
Palonosetron Hydrochloride Injection 0.05 mg/mL, 0.25 mg	Aloxi®	March	$452
Mesalamine Delayed-Release Tablets, USP 1.2 g	Lialda® DR	March	$1,128

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Authorized generic version of a Teva specialty product.

Our generic products pipeline in the United States includes, as of March 31, 2018, 325 product applications awaiting FDA approval, including 86 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended December 31, 2017 exceeding $111 billion, according to IQVIA. Approximately 70% of pending applications include a paragraph IV patent challenge and we believe we are first to file with respect to 110 of these products, or 129 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $63 billion in U.S. brand sales for the twelve months ended December 31, 2017, according to IQVIA.

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

In the first quarter of 2018, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Eltrombopag tablets, 12.5 mg, 25 mg & 75 mg	Promacta®	$200
Esomeprazole magnesium delayed-release capsules, 20 mg	Nexium® DR	$85
Ingenol mebutate gel, 0.05%	Picato®	$17
Nicotine polacrilex mini mint lozenges, 2 mg & 4 mg	Nicorette®	$68
Perampanel tablets, 2 mg, 4 mg, 6 mg, 8 mg & 10 mg	Fycompa®	$68
Rotigotine transdermal system, 1 mg/24 hr, 2 mg/24 hr, 3 mg/24 hr, 4 mg/24 hr, 6 mg/24 hr & 8 mg/24 hr	Neupro®	$143
Ticagrelor tablets, 60 mg & 90 mg	Brilinta®	$712

*	For the twelve months ended in the calendar quarter immediately prior to the receipt of tentative approval.

In the first quarter of 2018, our pipeline in North America consisted of the following products:

Therapeutic Area	Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)
neurology and neuropsychiatry	AUSTEDO (deutetrabenazine)	Tourette syndrome	Oral	3 (December 2017)
	Laquinimod	Relapsing remitting multiple sclerosis	Oral	Discontinued
		Progressive forms of multiple sclerosis	Oral	Discontinued
		Huntington disease	Oral	2
	Pridopidine	Huntington disease	Oral	Discontinued due to pipeline prioritization
	TV-46000 (risperidone LAI)	Schizophrenia	LAI	3 (April 2018)
Migraine and Pain	Fremanezumab (anti CGRP)	Chronic and episodic migraine	Subcutaneous	Submitted to FDA (October 2017)(1)
		Cluster headache	Subcutaneous	3 (November 2016)
		Post traumatic headache	Subcutaneous	2
	Fasinumab(2)	Osteoarthritis pain	Subcutaneous	3 (March 2016)
		Chronic lower back pain	Subcutaneous	2
	TV-45070	Neuropathic pain	Topical	Partnership with Xenon terminated by mutual agreement
Respiratory	CINQAIR/ CINQAERO	Severe asthma with eosinophilia	Subcutaneous	3 (August 2015)
	ProAir e-RespiClick™	Bronchospasm and exercise induced bronchitis	Oral inhalation	Submitted to FDA (September 2017)
Oncology	CT-P10(3)	(biosimilar candidate to Rituxan® US)		Submitted to FDA (2017)
	CT-P6(3)	(biosimilar candidate to Herceptin® US)		Submitted to FDA (2017)

(1)	We do not expect to receive FDA approval on our Biologics License Applications (“BLA”) for fremanezumab on the mid-June PDUFA date. We are engaged in a constructive dialogue with the FDA in close collaboration with our partner Celltrion, Inc. (“Celltrion”). We expect an FDA pre-approval inspection to take place in the coming months and to receive FDA approval and launch before the end of 2018.
(2)	Developed in collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”). Regeneron recently reported that an independent Data Monitoring Committee monitoring the ongoing safety and efficacy of the fasinumab clinical trials recommended that the higher dose-regimens be discontinued based on the risk benefit assessment, and that the program may continue with the lower dose-regimens of fasinumab. We understand that Regeneron is modifying the trials accordingly.
(3)	Developed under collaboration agreement with Celltrion. During the first quarter of 2018, Celltrion received complete response letters from the FDA regarding the BLAs for these biosimilar products. Celltrion is working on resolving all issues and resubmitting the BLAs.

North America Gross Profit

Gross profit from our North America segment in the first quarter of 2018 was $1.4 billion, a decrease of 31% compared to $2.1 billion in the first quarter of 2017. The decrease was mainly due to lower COPAXONE and generic products revenues.

Gross profit margin for our North America segment in the first quarter of 2018 decreased to 56.6% from 64.2% in the first quarter of 2017. This decrease was mainly due to lower COPAXONE revenues (4.0 points) and continued price erosion of generic products (3.0 points).

North America R&D Expenses

R&D expenses relating to our North America segment in the first quarter of 2018 were $188 million, a decrease of 30% compared to $267 million in the first quarter of 2017.

For a description of our R&D expenses in the first quarter of 2018, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America S&M Expenses

S&M expenses relating to our North America segment in the first quarter of 2018 were $305 million, a decrease of 31% compared to $441 million in the first quarter of 2017. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.

North America G&A Expenses

G&A expenses relating to our North America segment in the first quarter of 2018 were $126 million, a decrease of 9% compared to $139 million in the first quarter of 2017. The decrease was mainly due to cost reductions as part of the restructuring plan.

North America Other Income

Other income from our North America segment in the first quarter of 2018 was $102 million, an increase of 40% compared to $73 million in the first quarter of 2017. The increase was mainly due to higher Section 8 recoveries from multiple cases in Canada. Section 8 of the Patented Medicines (Notice of Compliance) Regulations relates to recoveries of lost revenue related to patent infringement proceedings.

North America Profit

Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “Teva Consolidated Results—Operating Income” below.

Profit from our North America segment in the first quarter of 2018 was $915 million, a decrease of 30% compared to $1.3 billion in the first quarter of 2017. The decrease was mainly due to lower revenues due to generic competition for COPAXONE and continued price erosion in the U.S. generics market, partially offset by cost reductions as part of the restructuring plan and higher other income.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018			2017
	(U.S.$ in millions / % of Segment Revenues)
Revenues	$1,442		100%	$1,341		100%
Gross profit	797		55%	734		55%
R&D expenses	73		5%	106		8%
S&M expenses	255		18%	279		21%
G&A expenses	91		6%	79		6%
Other expenses	1	§		2	§

Segment profit*	$377		26%	268		20%

*	Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “Teva Consolidated Results—Operating Income” below.
§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the first quarter of 2018 were $1.4 billion, an increase of 8% or $101 million, compared to the first quarter of 2017. In local currency terms, revenues decreased by 6%, mainly due to the loss of revenues from the closure of our distribution business in Hungary and the sale of our women’s health business, partially offset by new generic product launches.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended March 31, 2018 and 2017:

	Three months ended		Percentage
	March 31,		Change
	2018	2017	2017-2018
	(U.S.$ in millions)
Generic products	$997	$850	17%
COPAXONE	153	152	1%
Respiratory products	113	84	35%

Generic products revenues in our Europe segment in the first quarter of 2018, including OTC products, increased by 17% to $997 million, compared to the first quarter of 2017. In local currency terms, revenues increased by 2%, mainly due to new product launches and volume growth in OTC, partially offset by price reductions.

COPAXONE revenues in our Europe segment in the first quarter of 2018 increased by 1% to $153 million, compared to the first quarter of 2017. In local currency terms, revenues decreased by 13%, mainly due to price reductions resulting from the entry of generic competition.

Revenues of COPAXONE in our Europe segment were 24% of global COPAXONE revenues in the first quarter of 2018, compared to 16% in the first quarter of 2017.

For further information on COPAXONE, see “—North America Revenues—Revenues by Major Product” above.

Respiratory products revenues in our Europe segment in the first quarter of 2018 increased by 35% to $113 million, compared to the first quarter of 2017. In local currency terms, revenues increased by 18%, mainly due to the launch of BRALTUS® in 2017.

Product Launches and Pipeline

As of March 31, 2018, our generic products pipeline in Europe included 234 generic approvals in Europe relating to 46 compounds in 95 formulations, and approximately 1,503 marketing authorization applications pending approval in 37 European countries, relating to 183 compounds in 364 formulations, including one application pending with the EMA for one strength in 30 countries.

For information regarding our specialty pipeline and launches in the first quarter of 2018, see “—North America Segment—Product Launches and Pipeline.”

Europe Gross Profit

Gross profit from our Europe segment in the first quarter of 2018 was $797 million, an increase of 9% compared to $734 million in the first quarter of 2017. The increase was due to the positive impact of currency fluctuations, partially offset by the loss of revenues from the sale of our women’s health business.

Gross profit margin for our Europe segment in the first quarter of 2018 increased to 55.3%, from 54.7% in the first quarter of 2017. This increase was mainly due to the closure of our distribution business in Hungary (1.6 points), partially offset by other production costs (1.0 points).

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first quarter of 2018 were $73 million, a decrease of 31% compared to $106 million in the first quarter of 2017.

For a description of our R&D expenses in the first quarter of 2018, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first quarter of 2018 were $255 million, a decrease of 9% compared to $279 million in the first quarter of 2017. The decrease was mainly due to cost reductions as part of the restructuring plan, partially offset by currency fluctuations.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first quarter of 2018 were $91 million, an increase of 15% compared to $79 million in the first quarter of 2017. The increase was mainly due to currency fluctuations, partially offset by cost reductions as part of the restructuring plan.

Europe Profit

The profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below.

Profit from our Europe segment in the first quarter of 2018 was $377 million, an increase of 41% compared to $268 million in the first quarter of 2017. The increase was mainly due to higher revenues as well as cost reductions and efficiency measures as part of the restructuring plan.

Growth Markets Segment

The following table presents revenues, expenses and profit for our Growth Markets segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018		2017
	(U.S.$ in millions / % of Segment Revenues)
Revenues	$750	100%	$718		100%
Gross profit	313	42%	292		41%
R&D expenses	24	4%	47		7%
S&M expenses	134	18%	158		22%
G&A expenses	41	5%	48		7%
Other income	(8)	(1%)	(1)	§

Segment profit*	$122	16%	$40		6%

*	Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below.
§	Represents an amount less than 0.5%.

Growth Markets Revenues

Our Growth Markets segment includes all countries other than those in our North America and Europe segments. Our key growth markets are Japan, Russia and Israel. The countries in this category range from highly regulated, pure generic markets, such as Israel, to hybrid markets, such as Japan, to branded generics oriented markets, such as Russia and certain Commonwealth of Independent States (CIS), Latin American and Asia Pacific markets.

Revenues from our Growth Markets segment in the first quarter of 2018 were $750 million, an increase of $32 million, or 4%, compared to the first quarter of 2017. In local currency terms, revenues were flat compared to the first quarter of 2017, mainly due to higher sales in Israel, Japan and Russia, partially offset by the effect of the deconsolidation of our subsidiaries in Venezuela and the loss of revenues from the sale of our women’s health business.

Revenues by Major Products and Activities

The following table presents revenues for our Growth Markets segment by major products and activities for the three months ended March 31, 2018 and 2017:

	Three months ended		Percentage
	March 31,		Change
	2018	2017	2017-2018
	(U.S.$ in millions)
Generic products	$488	$486	§
COPAXONE	16	21	(24%)
Distribution	153	125	22%

§	Represents an amount less than 0.5%.

Generic products revenues in our Growth Markets segment in the first quarter of 2018, which include OTC products, were flat compared to the first quarter of 2017. In local currency terms, revenues decreased by 3%, mainly due to the effect of the deconsolidation of our subsidiaries in Venezuela.

COPAXONE revenues in our Growth Markets segment in the first quarter of 2018 decreased by 24% to $16 million, compared to the first quarter of 2017. In local currency terms, revenues decreased by 20%.

For further information about COPAXONE, see “—North America Revenues—Revenues by Major Product” above.

Distribution revenues in our Growth Markets segment in the first quarter of 2018 increased by 22% to $153 million, compared to the first quarter of 2017. In local currency terms, revenues increased by 13%.

Growth Markets Gross Profit

Gross profit from our Growth Markets segment in the first quarter of 2018 was $313 million, an increase of 7% compared to $292 million in the first quarter of 2017. The increase was mainly due to higher revenues in Japan, including a milestone payment from Takeda following approval of AZILECT®, and higher revenues in Israel, partially offset by the deconsolidation of our subsidiaries in Venezuela and the loss of revenues from the sale of our women’s health business.

Gross profit margin for our Growth Markets segment in the first quarter of 2018 increased to 41.7%, from 40.7% in the first quarter of 2017. This increase was mainly due to higher gross profit in Japan (3.5 points), partially offset by the deconsolidation of our subsidiaries in Venezuela (1.3 points) and currency fluctuations in Argentina (0.8 points).

Growth Markets R&D Expenses

R&D expenses relating to our Growth Markets segment in the first quarter of 2018 were $24 million, a decrease of 49% compared to $47 million in the first quarter of 2017.

For a description of our R&D expenses in the first quarter of 2018, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Growth Markets S&M Expenses

S&M expenses relating to our Growth Markets segment in the first quarter of 2018 were $134 million, a decrease of 15% compared to $158 million in the first quarter of 2017. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.

Growth Markets G&A Expenses

G&A expenses relating to our Growth Markets segment in the first quarter of 2018 were $41 million, a decrease of 15% compared to $48 million in the first quarter of 2017. The decrease was mainly due to cost reductions as part of the restructuring plan.

Growth Markets Profit

The profit of our Growth Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below.

Profit from our Growth Markets segment in the first quarter of 2018 was $122 million, compared to $40 million in the first quarter of 2017. The increase was mainly due to higher revenues, as well as cost reductions and efficiency measures as part of the restructuring plan.

During the fourth quarter of 2017, we deconsolidated our subsidiaries in Venezuela from our financial results after concluding that we did not meet the accounting criteria for control over our wholly-owned subsidiaries in Venezuela and that we no longer had significant influence over such subsidiaries. Consequently, results of operations of our subsidiaries in Venezuela are not included in our financial results for the first quarter of 2018. We recorded $21 million in revenues and $3 million in operating income in the first quarter of 2017 with respect to our subsidiaries in Venezuela. We exclude these changes in revenues and operating profit in Venezuela from any discussion of local currency results.

Other Activities

We have other sources of revenues, primarily our API manufacturing business and certain contract manufacturing services. Our other activities are not included in our North America, Europe or Growth Markets segments described above.

Our revenues from other activities in the first quarter of 2018 decreased by 2.6% to $342 million. In local currency terms, revenues decreased by 8%, mainly due to lower API sales to third parties.

API sales to third parties in the first quarter of 2018 decreased by 9% to $179 million. In local currency terms, revenues decreased by 10%, mainly due to the timing of certain shipments in the first quarter of 2018.

Teva Consolidated Results

Revenues

Revenues in the first quarter of 2018 were $5.1 billion, a decrease of 10%, or 15% in local currency terms, compared to the first quarter of 2017, mainly due to adverse market dynamics in the U.S. generics market, generic competition to COPAXONE and loss of revenues following our divestment of certain products and discontinuation of certain activities. See “—North America Revenues,” “—Europe Revenues,” “—Growth Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the first quarter of 2018 in comparison with the first quarter of 2017 positively impacted revenues by $240 million.

Gross Profit

Gross profit in the first quarter of 2018 was $2.3 billion, a decrease of 17% compared to the first quarter of 2017. The lower gross profit was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—Growth Markets Gross Profit” as well as lower remediation expenses and higher accelerated depreciation and inventory step-up in the first quarter of 2017, which did not recur in the first quarter of 2018.

Gross profit as a percentage of revenues was 46.4% in the first quarter of 2018, compared to 50.2% in the first quarter of 2017.

The decrease in gross profit as a percentage of revenues was mainly due to lower profitability in North America (5.1 points), the sale of our women’s health business (0.9 points) and higher accelerated depreciation (0.4 points), partially offset by inventory step-up expenses (1.3 points), higher profitability in Europe (0.9 points) and remediation expenses (0.7 points).

Research and Development (R&D) Expenses

Net R&D expenses in the first quarter of 2018 were $317 million, a decrease of 27% compared to the first quarter of 2017.

Our R&D activities for generic products in each of our segments include both (i) direct expenses relating to product formulation, analytical method development, stability testing, management of bioequivalence and other clinical studies and regulatory filings; and (ii) indirect expenses, such as costs of internal administration, infrastructure and personnel.

Our R&D activities for specialty products in each of our segments include costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, clinical trials and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to phase 3; (iii) late-stage projects in phase 3 programs, including where a new drug application is currently pending approval; (iv) life cycle management and post-approval studies for marketed products; and (v) indirect expenses that support our overall specialty R&D efforts but are not allocated by product or to specific R&D projects, such as the costs of internal administration, infrastructure and personnel.

In the first quarter of 2018, our R&D expenses were primarily related to generic products in our North America segment, as well as specialty product candidates in the pain, respiratory, migraine and headache therapeutic areas, with additional activities in selected other areas.

Our lower R&D expenses in the first quarter of 2018 compared to the first quarter of 2017 primarily resulted from pipeline optimization and project terminations, phase 3 studies that ended and related headcount reductions, partially offset by higher costs due to an increase in phase 3 clinical activity (primarily fasinumab, in collaboration with Regeneron).

R&D expenses as a percentage of revenues were 6.3% in the first quarter of 2018, compared to 7.6% in the first quarter of 2017.

Selling and Marketing (S&M) Expenses

S&M expenses in the first quarter of 2018 were $771 million, a decrease of 20% compared to the first quarter of 2017. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—Growth Markets Segment— S&M Expenses.”

S&M expenses as a percentage of revenues were 15% in the first quarter of 2018, compared to 17% in the first quarter of 2017.

General and Administrative (G&A) Expenses

G&A expenses in the first quarter of 2018 were $329 million, a decrease of 10% compared to the first quarter of 2017. Our G&A expenses were primarily the result of the factors discussed above under “—North America Segment— G&A Expenses,” “—Europe Segment— G&A Expenses” and “—Growth Markets Segment— G&A Expenses,” as well as cost reductions in certain corporate functions as part of the restructuring plan.

G&A expenses as a percentage of revenues were 6.5% in the first quarter of 2018, flat compared to the first quarter of 2017.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $707 million for other asset impairments, restructuring and other items in the first quarter of 2018, compared to expenses of $240 million in the first quarter of 2017. The expenses in the first quarter of 2018 consisted of:

Impairments

•	Impairments of long-lived intangible assets in the first quarter of 2018 were $206 million, mainly consisting of:

a)	Identifiable IPR&D of $117 million mainly related to revaluation of generic products acquired from Actavis Generics due to development progress and changes in other key valuation indications (market size, legal landscape, launch date or discount rate).

b)	Identifiable product rights of $76 million due to revaluation of Actavis Generics product rights in the United States.

•	Impairments of property, plant and equipment in the first quarter of 2018 were $226 million, mainly consisting of:

•	$147 million related to restructuring costs, including:

•	$113 million related to site closures in Israel; and

•	$34 million related to headquarters and distribution sites consolidation in the United States;

•	Other impairment costs, mainly $56 million related to a plant located in India in connection with the P&G separation agreement. See note 3 to our consolidated financial statements.

Restructuring

In the first quarter of 2018, we recorded $247 million of restructuring expenses, compared to $130 million in the first quarter of 2017. The expenses in the first quarter of 2018 were primarily related to headcount reductions across all functions.

Since announcing our restructuring plan, we reduced our global headcount by approximately 6,200 full-time-equivalent employees.

Goodwill Impairment

In the first quarter of 2018, we recorded a goodwill impairment of $180 million. This impairment was driven by the change in fair value, including the discount rate and the change in allocated net assets to the Rimsa reporting unit. See note 7 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

In the first quarter of 2018, we recorded income of $1.3 billion, compared to an expense of $20 million in the first quarter of 2017. The income in the first quarter of 2018 consisted primarily of the working capital adjustment with Allergan, the Rimsa settlement and a reversal of the reserve recorded in the second quarter of 2017 with respect to the carvedilol patent litigation, following the reversal of the verdict granting the award to GSK (see note 16 to our consolidated financial statements).

Other Income

Other income in the first quarter of 2018 was $203 million, compared to $72 million in the first quarter of 2017. Other income was primarily the result of the factors discussed above under “—North America Segment— Other Income,” as well as a $93 million net gain related to the divestment of our women’s health business.

Other income as a percentage of revenues was 4.0% in the first quarter of 2018, compared to 1.3% in the first quarter of 2017.

Operating Income

Operating income was $1.5 billion in the first quarter of 2018, compared to $895 million in the first quarter of 2017.

The increase in operating income was mainly due to income from legal settlements and loss contingencies, higher operating income in our Europe and Growth Markets segments and net gain from the sale of our women’s health business during the first quarter of 2018, partially offset by higher other asset impairments, restructuring and other items, a goodwill impairment and lower operating income in our North America segment.

The following table presents a reconciliation of our segment profits to our consolidated operating income and to consolidated income before income taxes for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(U.S.$ in millions)
North America profit	$915	$1,306
Europe profit	377	268
Growth Markets profit	122	40

Total segment profit	1,414	1,614
Profit of other activities	21	7

	1,435	1,621

Amounts not allocated to segments:
Amortization	310	320
Other asset impairments, restructuring and other items	707	240
Goodwill impairment	180	—
Gain on divestitures, net of divestitures related costs	(93)	—
Inventory step-up	—	64
Other R&D expenses	22	—
Costs related to regulatory actions taken in facilities	1	34
Legal settlements and loss contingencies	(1,278)	20
Other unallocated amounts	61	48

Consolidated operating income	1,525	895

Financial expenses - net	271	207

Consolidated income before income taxes	$1,254	$688

The increase in operating margin was 14.2 points, mainly due to legal settlements and loss contingencies (25.6 points), higher profits in our Europe (2.7 points) and Growth Markets (1.7 points) segments and the sale of our women’s health business (1.8 points), partially offset by higher other asset impairments, restructuring and other items (9.7 points), goodwill impairment (3.6 points) and lower profit in our North America segment (5.1 points).

During the fourth quarter of 2017, we deconsolidated our subsidiaries in Venezuela from our financial results. Consequently, results of operations of our subsidiaries in Venezuela are not included in our financial results for the first quarter of 2018.

Financial Expenses, Net

Financial expenses were $271 million in the first quarter of 2018, compared to $207 million in the first quarter of 2017. The increase was mainly due to $60 million of early redemption charges and accelerated amortization of issuance costs related to the repayment of senior notes and term loans, partially offset by a $29 million gain derived from net foreign exchange losses and financial derivatives during the first quarter of 2018, compared to a $36 million gain from the sale of Mylan shares during the first quarter of 2017.

Tax Rate

In the first quarter of 2018, income taxes were $46 million, or 4%, on pre-tax income of $1.3 billion. In the first quarter of 2017, income taxes were $54 million, or 8%, on pre-tax income of $688 million. Our tax rate for the first quarter of 2018 was mainly affected by one-time legal settlements and divestments that had a low corresponding tax effect.

The statutory Israeli corporate tax rate is 23% in 2018. Our tax rate differs from the Israeli statutory tax rate mainly due to the mix of profits generated in various jurisdictions where tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.

In future years, our effective tax rate is expected to increase following the enactment of the Tax Cuts and Jobs Act in the United States.

Share in (Profits) Losses of Associated Companies, Net

Share in losses of associated companies, net in the first quarter of 2018 was $74 million, compared to share in profits of $7 million in the first quarter of 2017. The loss in the first quarter of 2018 is mainly due to a $94 million impairment related to the investment in New Chapter Inc. in connection with the P&G separation agreement.

Net Income

Net income attributable to Teva was $1.1 billion in the first quarter of 2018, compared to $645 million in the first quarter of 2017. The increase was mainly due to the factors previously discussed in “—Operating Income” above, partially offset by factors previously discussed in “—Financial Expenses, Net” and “—Share in (Profits) Losses of Associated Companies, Net.”

Net income attributable to ordinary shareholders was $1.1 billion in the first quarter of 2018, compared to $580 million in the first quarter of 2017. The difference from net income attributable to Teva is due to the aforementioned factors.

Diluted Shares Outstanding and Earnings Per Share

The weighted average diluted shares outstanding used for the fully diluted share calculation for the three months ended March 31, 2018 and 2017 were 1,020 million and 1,017 million shares, respectively.

Diluted earnings per share for the three months ended March 31, 2018 and 2017 take into account the potential dilution that could occur upon the exercise of options and non-vested RSUs granted under employee stock compensation plans, using the treasury stock method.

Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 64 million (including shares that may be issued due to unpaid dividends to date) for the three months ended March 31, 2018 and 59 million for the three months ended March 31, 2017, as well as for the convertible senior debentures for the respective periods, since both had an anti-dilutive effect on earnings per share.

Diluted earnings per share were $1.03 in the first quarter of 2018, compared to $0.57 in the first quarter of 2017.

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

As of March 31, 2018 and 2017, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,095 million and 1,082 million, respectively.

Impact of Currency Fluctuations on Results of Operations

In the first quarter of 2018, approximately 51% of our revenues came from sales outside of the United States. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, Japanese yen, new Israeli shekel, British pound, Canadian dollar, Russian ruble, and Polish zloty) impact our results. During the first quarter of 2018, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis): Argentinean peso by 20%. During the first quarter of 2018, the following main currencies relevant to our operations increased in value against the U.S. dollar: euro by 15%, British pound by 12%, new Israeli shekel by 8%, Polish zloty by 19%, Japanese yen by 5%, Canadian dollar by 5%, Hungarian forint by 15%, Chilean peso by 9%, Swiss franc by 6% and Russian ruble by 3%.

As a result, exchange rate movements during the first quarter of 2018, in comparison with the first quarter of 2017, positively impacted overall revenues by $240 million and our operating income by $37 million.

Liquidity and Capital Resources

Total balance sheet assets were $69.2 billion as of March 31, 2018, compared to $70.6 billion as of December 31, 2017.

Trade receivables as of March 31, 2018, net of sales reserves and allowances (“SR&A”), were negative $1.1 billion, compared to negative $0.8 billion as of December 31, 2017, mainly due to the decrease in sales in the first quarter of 2018, compared with the fourth quarter of 2017.

As of March 31, 2018, we do not present any material assets held for sale following the completion of the sale of our woman’s health business. As of December 31, 2017, we presented net assets held for sale in the amount of $0.6 billion.

Accrued expenses as of March 31, 2018 were $2.6 billion, compared to $3.0 billion as of December 31, 2017. The decrease was mainly due to $0.4 billion in connection with legal settlements.

Our working capital balance, which includes trade receivables net of SR&A, inventories, prepaid expenses and other current assets, trade payables, employee-related obligations, accrued expenses and other current liabilities, was negative $0.2 billion as of March 31, 2018, compared to negative $0.4 billion as of December 31, 2017.

Investment in property, plant and equipment in the first quarter of 2018 was approximately $0.2 billion, flat compared to the fourth quarter of 2017. Depreciation was $0.2 billion in the first quarter of 2018, flat compared to the fourth quarter of 2017.

Cash and cash equivalents and short-term and long-term investments as of March 31, 2018 were $1.5 billion, compared to $1.1 billion as of December 31, 2017, mainly due to proceeds from the issuance of senior notes in March 2018, proceeds from the sale of our women’s health business, proceeds from the working capital adjustment with Allergan and the legal settlement with Rimsa, as well as other free cash flow generated during the quarter, offset by debt prepayments as discussed below.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.

Our principal sources of short-term liquidity are our existing cash investments, liquid securities and available credit facilities, primarily our $3 billion syndicated revolving line of credit, which was not utilized as of March 31, 2018, as well as internally generated funds, which we believe are sufficient to meet our on-going operating needs.

2018 Debt Balance and Movements

As of March 31, 2018, our debt was $30.8 billion, compared to $32.5 billion as of December 31, 2017. The decrease was mainly due to $6.5 billion of debt prepayments, partially offset by our March 2018 issuance of an aggregate principal amount of $4.4 billion of senior notes, as well as exchange rate fluctuations.

In January 2018 we prepaid in full $15 million of our U.S. dollar debentures.

During the first quarter of 2018, we prepaid in full $2.3 billion of our 3-year and 5-year U.S. dollar term loans, as well as JPY 156.8 billion of our term loans.

In March 2018, we completed debt issuances for an aggregate principal amount of $4.4 billion, consisting of senior notes with aggregate principal amounts of $2.5 billion and €1.6 billion with maturities ranging from four to ten years. The effective average interest rate of the notes issued is 5.3% per annum. See note 11 to our consolidated financial statements.

In March 2018, we redeemed in full our $1.5 billion 1.4% senior notes due in July 2018 and our Euro 1.0 billion 2.875% senior notes due in April 2019.

Our debt as of March 31, 2018 was effectively denominated in the following currencies: 63% in U.S. dollars, 32% in euros and 5% in Swiss francs.

The portion of total debt classified as short-term as of March 31, 2018 was 4%, compared to 11% as of December 31, 2017, mainly due to the activities described above.

Our financial leverage was 60% as of March 31, 2018, compared to 63% as of December 31, 2017.

Our average debt maturity was approximately 7.3 years as of March 31, 2018, compared to 6.4 years as of December 31, 2017.

Total Equity

Total equity was $20.1 billion as of March 31, 2018, compared to $18.7 billion as of December 31, 2017. The increase was mainly due to $1.1 billion of net income during the quarter and $239 million positive impact of exchange rate fluctuations.

Exchange rate fluctuations affected our balance sheet, as approximately 61% of our net assets in the first quarter of 2018 (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2017, changes in currency rates had a positive impact of $330 million on our equity as of March 31, 2018, mainly due to the change in value against the U.S. dollar of: the euro by (3%), the Mexican peso by (8%), the Japanese Yen by (6%), the British pound by (4%), the Polish zloty by (2%) and the Bulgarian lev by (3%). All comparisons are on a quarter-end to quarter-end basis.

Cash Flow

Cash flow generated from operating activities during the first quarter of 2018 was $1.5 billion, compared to $0.1 billion in the first quarter of 2017. The increase was mainly due to proceeds from the working capital adjustment with Allergan and the legal settlement with Rimsa, compared to payments made to the SEC and DOJ related to the FCPA settlement in the first quarter of 2017.

Cash flow generated from operating activities in the first quarter of 2018, net of cash used for capital investments and beneficial interest collected in exchange for securitized trade receivables, was $1.9 billion, compared to $0.3 billion in the first quarter of 2017. The increase was mainly due to the increase in cash flow generated from operating activities as well as lower net capital investments and higher beneficial interest collected in exchange for securitized trade receivables.

Dividends

In December 2017, we announced an immediate suspension of dividends on our ordinary shares and ADSs and that dividends on our mandatory convertible preferred shares will be evaluated on a quarterly basis per current practice.

We have suspended cash dividends on our mandatory convertible preferred shares in the first quarter of 2018 due to our accumulated deficit.

Commitments

In addition to financing obligations under short-term debt and long-term senior notes and loans, debentures and convertible debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements and participation in joint ventures associated with R&D activities.

In September 2016, we entered into an agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. We paid Regeneron $250 million upfront and will share equally with Regeneron in the global commercial benefits of this product, as well as ongoing associated R&D costs of approximately $1.0 billion.

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

Dividends on our mandatory convertible preferred shares (aggregate liquidation preference of approximately $3.7 billion) are payable on a cumulative basis when, as and if declared by our Board of Directors at an annual rate of 7% on the liquidation preference of $1,000 per mandatory convertible preferred share. Declared dividends are paid in cash on March 15, June 15, September 15 and December 15 of each year to and including December 15, 2018. We have suspended cash dividend payments on our mandatory convertible preferred shares.

We are committed to pay royalties to owners of know-how, partners in alliances and certain other arrangements, and to parties that financed R&D at a wide range of rates as a percentage of sales of certain products, as defined in the agreements. In some cases, the royalty period is not defined; in other cases, royalties will be paid over various periods not exceeding 20 years.

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

Our principal sources of short-term liquidity are our existing cash investments, liquid securities and available credit facilities, primarily our $3 billion syndicated revolving credit facility (“RCF”), which was not utilized as of March 31, 2018, as well as internally generated funds.

Pursuant to the requirements of the RCF, we have entered into negative pledge agreements with certain banks and institutional investors. Under the agreements, we and certain subsidiaries have undertaken not to register floating charges on assets in favor of any third parties without the prior consent of the banks, to maintain certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time, and to fulfill other restrictions, as stipulated by the agreements. As of March 31, 2018, we did not have any outstanding debt under the RCF, which is our only debt subject to the net debt to EBITDA covenant. Assuming utilization of the RCF and under specified circumstances, including non-compliance with such covenants and the unavailability of any waiver, amendment or other modification thereto and the expiration of any applicable grace period thereto, substantially all of our other debt could be negatively impacted by non-compliance with such covenants. We have sufficient resources to meet our financial obligations in the ordinary course of business for at least twelve months from the date of the release of this Quarterly Report.

2018 Aggregated Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, other than as set forth below. These changes are the result of the significant debt movements during the first quarter of 2018, as described under “—2018 Debt Balance and Movements” above.

In the first quarter of 2018, we repaid debt in a total amount of approximately $6.5 billion and raised new debt in a total amount of approximately $4.4 billion. As of March 31, 2018, the total debt on the balance sheet is approximately $30.8 billion. See note 11 to our consolidated financial statements.

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

Investors should consider non-GAAP financial measures in addition to, and not as replacements for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP.

In arriving at our non-GAAP presentation, we exclude items that either have a non-recurring impact on the income statement or which, in the judgment of our management, are items that, either as a result of their nature or size, could, were they not singled out, potentially cause investors to extrapolate future performance from an improper base. In addition, we also exclude equity compensation expenses to facilitate a better understanding of our financial results, since we believe that this exclusion is important for understanding the trends in our financial results and that these expenses do not affect our business operations. While not all inclusive, examples of these items include:

•	amortization of purchased intangible assets;

•	legal settlements and/or loss contingencies, due to the difficulty in predicting their timing and size;

•	impairments of long-lived assets, including intangibles, property, plant and equipment and goodwill;

•	restructuring expenses, including severance, retention costs, contract cancellation costs and certain accelerated depreciation expenses primarily related to the rationalization of our plants, or to certain other strategic activities such as the realignment of R&D focus or other similar activities;

•	acquisition or divestment related items, including changes in contingent consideration, integration costs, banker and other professional fees, inventory step-up and in-process R&D acquired in development arrangements;

•	expenses related to our equity compensation;

•	significant one-time financing costs and devaluation losses;

•	deconsolidation charges;

•	material tax and other awards or settlements, both amounts paid and received;

•	other exceptional items that we believe are sufficiently large that their exclusion is important to understanding trends in our financial results, such as impacts due to changes in accounting, significant costs for remediation of plants, such as inventory write-offs or related consulting costs or other unusual events; and

•	tax effects of the foregoing items.

The following tables present supplemental non-GAAP data, in U.S. dollars, which we believe facilitates an understanding of the factors affecting our business. In these tables, we exclude the following amounts:

	Three Months Ended March 31,
	2018	2017
	(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs	(93)	—
Amortization of purchased intangible assets	310	320
Restructuring expenses	247	130
Inventory step-up	—	64
Capital loss from currency translation	—	52
Equity compensation expenses	30	36
Costs related to regulatory actions taken in facilities	1	34
Acquisition, integration and related expenses	2	23
Other R&D expenses	22	—
Contingent consideration	8	21
Legal settlements and loss contingencies	(1,278)	20
Goodwill impairment	180	—
Impairment of long-lived assets	432	11
Other non-GAAP items	49	15
Financial expense (income)	68	(28)
Minority interest	(8)	(13)
Impairments of equity investments	94	—
Tax effect	(165)	(186)

The data so presented — after these exclusions — are the results used by management and our board of directors to evaluate our operational performance, to compare against work plans and budgets, and ultimately to evaluate the performance of management. For example, each year we prepare a detailed work plan for the next fiscal year. This work plan is used to manage the business and is the plan against which management’s performance is measured. All such plans are prepared on a basis comparable to the presentation below, in that none of the plans take into account those elements that are factored out in our non-GAAP presentations. In addition, at quarterly meetings of the Board at which management provides financial updates to the Board, presentations are made comparing the current fiscal quarterly results against: (i) the comparable quarter of the prior year, (ii) the immediately preceding fiscal quarter and (iii) the work plan. Such presentations are based upon the non-GAAP approach reflected in the tables below. Moreover, while there are always qualitative factors and elements of judgment involved in the granting of annual cash bonuses, the principal quantitative element in the determination of such bonuses is performance targets tied to the work plan and thus, tied to the same non-GAAP presentation as is set forth below.

In arriving at our non-GAAP presentation, we have in the past factored out items, and would expect in the future to continue to factor out items, that either have a non-recurring impact on the income statement or which, in the judgment of our management, are items that, either as a result of their nature or size, could, were they not singled out, potentially cause investors to extrapolate future performance from an improper base. While not all inclusive, examples of these items include: legal settlements and reserves, purchase accounting expense adjustments related to acquisitions, including adjustments for write-offs of IPR&D, amortization of intangible assets and inventory “step-ups” following acquisitions; changes in the fair value of contingent consideration related to business combination; restructuring expenses related to efforts to rationalize and integrate operations on a global basis; material tax and other awards or settlements—both in terms of amounts paid or amounts received; impairments related to intangible and other assets such as intellectual property, product rights or goodwill; the income tax effects of the foregoing types of items when they occur; and costs related to regulatory actions taken at our facilities (such as uncapitalized production costs, consulting expenses or write-offs of inventory related to remediation). Included in restructuring expenses are severance, shut down costs, contract termination costs and other costs that we believe are sufficiently large that their exclusion is important to understanding trends in our financial results.

These data are non-GAAP financial measures and should not be considered replacements for GAAP results. We provide such non-GAAP data because management believes that such data provide useful information to investors. However, investors are cautioned that, unlike financial measures prepared in accordance with GAAP, non-GAAP measures may not be comparable with the calculation of similar measures for other companies. These non-GAAP financial measures are presented solely to permit investors to more fully understand how management assesses our performance. The limitations of using these non-GAAP financial measures as performance measures are that they provide a view of our results of operations without including all events during a period, such as the effects of acquisition, merger-related, restructuring and other charges, and may not provide a comparable view of our performance to other companies in the pharmaceutical industry.

Investors should consider non-GAAP financial measures in addition to, and not as replacements for, or superior to, measures of financial performance prepared in accordance with GAAP.

The following table presents the GAAP measures, related non-GAAP adjustments and the corresponding non-GAAP amounts for the applicable periods:

		Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
		U.S. dollars and shares in millions (except per share amounts)
		GAAP	Non-GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues	GAAP	Non-GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues
	Gross profit (1)	2,348	303		2,651	52%	2,839	377		3,216	57%
	Operating income (loss) (1)(2)	1,525	(90)		1,435	28%	895	726		1,621	29%
	Net income attributable to ordinary shareholders (1)(2)(3)(4)	1,055	(101)		954	19%	580	499		1,079	19%
	Earnings per share attributable to ordinary shareholders - diluted	1.03	(0.09)		0.94		0.57	0.49		1.06

(1)	Amortization of purchased intangible assets		264					267
	Inventory step-up		—					64
	Costs related to regulatory actions taken in facilities		1					34
	Equity compensation expenses		6					5
	Other COGS related adjustments		32					7

	Gross profit adjustments		303					377
(2)	Gain on divestitures, net of divestitures related costs		(93)					—
	Goodwill impairment		180					—
	Restructuring expenses		247					130
	Amortization of purchased intangible assets		46					53
	Capital loss on currency translation		—					52
	Equity compensation expenses		24					31
	Acquisition, Integration and related expenses		2					23
	Other R&D expenses		22					—
	Contingent consideration		8					21
	Legal settlements and loss contingencies		(1,278)					20
	Impairment of long-lived assets		432					11
	Other operating related adjustments		17					8

			(393)					349

	Operating income adjustments		(90)					726

(3)	Financial expense (income)		68					(28)
	Tax effect		(165)					(186)
	Impairment of equity investment		94					—
	Minority interest		(8)					(13)

	Net income adjustments		(101)					499

(4)	The non-GAAP diluted weighted average number of shares was 1,020 and 1,017 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the mandatory convertible preferred shares amounting to 64 million weighted average shares had an anti-dilutive effect on earnings per share and were therefore excluded from the outstanding shares calculation. Non-GAAP earnings per share can be reconciled with GAAP earnings per share by dividing each of the amounts included in footnotes 1-3 above by the applicable weighted average share number.

Non-GAAP Tax Rate

Non-GAAP income taxes for the first quarter of 2018 were $211 million, or 17%, on pre-tax non-GAAP income of $1.2 billion. Non-GAAP income taxes in the first quarter of 2017 were $240 million, or 17%, on pre-tax non-GAAP income of $1.4 billion.

We expect our annual non-GAAP tax rate for 2018 to be 17%. Our non-GAAP tax rate for 2017 was 15%. The expected 2018 non-GAAP tax rate is higher than our 2017 non-GAAP tax rate, as we expect less tax benefits associated with the Actavis Generics acquisition as a result of the enactment of the Tax Cuts and Jobs Act in the United States.

Off-Balance Sheet Arrangements

Except for securitization transactions, which are disclosed in note 16d to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017, we do not have any material off-balance sheet arrangements.

Critical Accounting Policies

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

As applicable to our consolidated financial statements, the most significant estimates and assumptions relate to purchase price allocation on acquisitions, including determination of useful lives and contingent consideration; determining the valuation and recoverability of intangible assets and goodwill; and assessing sales reserves and allowances, uncertain tax positions, valuation allowances, contingencies, restructuring costs and inventory valuation.

Please refer to note 1 in the consolidated financial statements and critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of our significant accounting policies.

Recently Issued Accounting Pronouncements

See note 2 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in our assessment of material contractual obligations and commitments as set forth in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2017, other than as set forth below. These changes are the result of the significant debt movements during the first quarter of 2018, as described under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2018 Debt Balance and Movements” above.

Our outstanding debt obligations, the corresponding interest rates, currency and repayment schedules as of March 31, 2018 are set forth in the table below in U.S. dollar equivalent terms, taking into account recent changes in our debt movement:

Currency	Total Amount	Interest Rate Ranges		2018	2019	2020	2021	2022	2023 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	18,433	1.70%	6.75%	—	2,000	700	3,620	863	11,250
Euro	9,914	0.38%	3.85%	—	—	2,152	587	863	6,312
CHF	1,521	0.13%	1.50%	786				367	368
USD convertible debentures*	514	0.25%	0.25%	514	—	—	—	—	—

Floating Rate:
USD	500	2.80%	2.80%	—	—	—	—	—	500
JPY	—			—	—	—	—	—	—
Others	7	8.00%	13.00%	2	—	—	—	—	5

Total:	30,889			$1,302	$2,000	$2,852	$4,207	$2,093	$18,435

Less debt issuance costs	(137)

Total:	$30,752

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report, has concluded that, as of such date, Teva’s disclosure controls and procedures were effective to ensure that the information required in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control. During the period covered by this Quarterly Report, there were no changes in Teva’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Teva’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various litigation and other legal proceedings. For a discussion of these matters, see “Commitments and Contingencies” included in note 16 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2018.

Repurchase of Shares

In December 2011, our Board of Directors authorized us to repurchase up to an aggregate amount of $3.0 billion of our ordinary shares or ADSs, of which $1.3 billion remained available for purchase, when in October 2014, the Board of Directors authorized us to increase our share repurchase program by $1.7 billion to $3.0 billion, of which $2.1 billion remained available as of March 31, 2018. We did not repurchase any of our shares during the three months ended March 31, 2018 and currently cannot do so due to our accumulated deficit. The repurchase program has no time limit. Repurchases may be commenced or suspended at any time, subject to applicable law.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.1	Senior Indenture, dated as of March 14, 2018, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (1)

4.2	First Supplemental Senior Indenture, dated as of March 14, 2018, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 6.000% Senior Notes due 2024 and the form of 6.750% Senior Notes due 2028 (2)

4.3	Registration Rights Agreement, dated as of March 14, 2018, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the initial purchasers party thereto (3)

4.4	Senior Indenture, dated as of March 14, 2018, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (4)

4.5	First Supplemental Senior Indenture, dated as of March 14, 2018, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of 3.250% Senior Notes due 2022 and the form of 4.500% Senior Notes due 2025 (5)

4.6	Registration Rights Agreement, dated as of March 14, 2018, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the initial purchasers party thereto (6)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 14, 2018.
(2)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 14, 2018.
(3)	Incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 14, 2018.
(4)	Incorporated by reference to Exhibit 4.5 to Form 8-K filed on March 14, 2018.
(5)	Incorporated by reference to Exhibit 4.6 to Form 8-K filed on March 14, 2018.
(6)	Incorporated by reference to Exhibit 4.8 to Form 8-K filed on March 14, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: May 3, 2018	By:	/s/ Michael McClellan
	Name:	Michael McClellan
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)