Form 10-Q
period 2018-06-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2018-08-02
CIK 818686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, the registrant had 1,018,282,532 ordinary shares outstanding.

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

•

our substantial indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments, may result in a further downgrade of our credit ratings; and our inability to raise debt or borrow funds in amounts or on terms that are favorable to us;

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

and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, including the sections thereof captioned “Risk Factors” and “Forward Looking Statements,” and in our subsequent quarterly reports on Form 10-Q and other filings with the Securities and Exchange Commission, which are available at www.sec.gov and www.tevapharm.com. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,861	$963
Trade receivables	6,061	7,128
Inventories	4,971	4,924
Prepaid expenses	1,104	1,100
Other current assets	685	701
Assets held for sale	29	566

Total current assets	14,711	15,382
Deferred income taxes	440	574
Other non-current assets	806	932
Property, plant and equipment, net	7,213	7,673
Identifiable intangible assets, net	16,212	17,640
Goodwill	27,648	28,414

Total assets	$67,030	$70,615

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,272	$3,646
Sales reserves and allowances	7,138	7,881
Trade payables	1,779	2,069
Employee-related obligations	674	549
Accrued expenses	2,248	3,014
Other current liabilities	1,104	724
Liabilities held for sale	—	38

Total current liabilities	14,215	17,921
Long-term liabilities:
Deferred income taxes	2,668	3,277
Other taxes and long-term liabilities	1,814	1,843
Senior notes and loans	28,965	28,829

Total long-term liabilities	33,447	33,949

Commitments and contingencies, see note 16
Total liabilities	47,662	51,870

Equity:
Teva shareholders’ equity:
Preferred shares of NIS 0.10 par value per mandatory convertible preferred share; June 30, 2018 and December 31, 2017: authorized 5.0 million shares; issued 3.7 million shares	3,760	3,631
Ordinary shares of NIS 0.10 par value per share; June 30, 2018 and December 31, 2017: authorized 2,495 million shares; issued 1,124 million shares	54	54
Additional paid-in capital	23,426	23,479
Accumulated deficit	(2,864)	(3,808)
Accumulated other comprehensive loss	(2,289)	(1,848)
Treasury shares as of June 30, 2018 and December 31, 2017 — 106 million ordinary shares and 107 million ordinary shares, respectively	(4,149)	(4,149)

	17,938	17,359

Non-controlling interests	1,430	1,386

Total equity	19,368	18,745

Total liabilities and equity	$67,030	$70,615

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(U.S. dollars in millions, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues	$4,701	$5,720	$9,766	$11,370
Cost of sales	2,640	2,865	5,357	5,676

Gross profit	2,061	2,855	4,409	5,694
Research and development expenses	290	469	607	901
Selling and marketing expenses	710	944	1,481	1,902
General and administrative expenses	316	363	645	729
Other asset impairments, restructuring and other items	715	419	1,422	659
Goodwill impairment	120	6,100	300	6,100
Legal settlements and loss contingencies	20	324	(1,258)	344
Other income	(96)	(24)	(299)	(96)

Operating income (loss)	(14)	(5,740)	1,511	(4,845)
Financial expenses, net	236	238	507	445

Income (loss) before income taxes	(250)	(5,978)	1,004	(5,290)
Income taxes (benefit)	(76)	(22)	(30)	32
Share in (profits) losses of associated companies, net	(8)	14	66	7

Net income (loss)	(166)	(5,970)	968	(5,329)
Net Income (loss) attributable to non-controlling interests	10	—	24	(4)

Net income (loss) attributable to Teva	(176)	(5,970)	944	(5,325)

Dividends on preferred shares	65	65	130	130

Net income (loss) attributable to ordinary shareholders	$(241)	$(6,035)	$814	$(5,455)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.24)	$(5.94)	$0.80	$(5.37)

Diluted	$(0.24)	$(5.94)	$0.80	$(5.37)

Weighted average number of shares (in millions):
Basic	1,018	1,017	1,018	1,016

Diluted	1,018	1,017	1,020	1,016

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(166)	$(5,970)	$968	$(5,329)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(711)	406	(472)	872
Unrealized gain (loss) from derivative financial instruments, net	100	(77)	56	(69)
Unrealized gain (loss) from available-for-sale securities, net	(1)	(17)	(1)	37
Unrealized loss on defined benefit plans	(2)	—	(1)	(13)

Total other comprehensive income (loss)	(614)	312	(418)	827

Total comprehensive income (loss)	(780)	(5,658)	550	(4,502)
Comprehensive income (loss) attributable to non-controlling interests	(51)	(2)	46	64

Comprehensive income (loss) attributable to Teva	$(729)	$(5,656)	$504	$(4,566)

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Operating activities:
Net income (loss)	$968	$(5,329)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Net change in operating assets and liabilities	(1,268)	(1,351)
Depreciation and amortization	986	1,057
Impairment of long-lived assets	980	159
Deferred income taxes – net and uncertain tax positions	(489)	(127)
Goodwill impairment	300	6,100
Impairment of equity investment	94	—
Net gain from sale of long-lived assets and investments	(88)	(65)
Stock-based compensation	77	75
Research and development in process	54	—
Other items	44	34
Venezuela impairment of net monetary assets	—	18

Net cash provided by operating activities	1,658	571

Investing activities:
Beneficial interest collected in exchanged for securitized trade receivables	970	640
Proceeds from sales of business, investments and long-lived assets	841	1,485
Purchases of property, plant and equipment	(299)	(395)
Purchases of investments and other assets	(56)	(14)
Other investing activities	(11)	(286)

Net cash provided by investing activities	1,445	1,430

Financing activities:
Repayment of long-term loans and other long-term liabilities	(6,289)	(583)
Proceeds from long-term loans, net of issuance costs	4,435	521
Net change in short-term debt	(261)	(1,477)
Dividends paid on ordinary shares	(12)	(691)
Dividends paid on preferred shares	(10)	(130)
Other financing activities	(10)	(21)
Dividends paid to non-controlling interests	—	(38)

Net cash used in financing activities	(2,147)	(2,419)

Translation adjustment on cash and cash equivalents	(58)	29

Net change in cash and cash equivalents	898	(389)
Balance of cash and cash equivalents at beginning of period	963	988

Balance of cash and cash equivalents at end of period	$1,861	$599

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$968	$591

The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all recurring adjustments necessary to fairly state the financial position and results of operations of Teva. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”). Amounts as of December 31, 2017 were derived from the audited balance sheet at that date, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included. Certain comparative figures have been reclassified to conform to current presentation. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

Note 2 – Significant accounting policies:

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

In August 2016, the FASB issued guidance on statements of cash flows. The guidance addresses eight specific issues: debt prepayment or debt extinguishment costs; settlement of certain debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interest in securitization transactions; and separately identifiable cash flows and application of predominance principle. The amendments should be applied retrospectively. Teva adopted the provisions of this update in the first quarter of 2018. This resulted in the reclassification of $640 million of beneficial interest in securitization transactions from operating activities to investing activities for the six month period ended June 30 2017.

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

Recently issued accounting pronouncements, not yet adopted

In July 2018, the FASB issued a codification improvement, which does not prescribe any new accounting guidance, but instead provides minor improvements and clarifications of several different FASB accounting guidance. Certain updates are applicable immediately while others provide for a transition period until the next fiscal year beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In June 2018, the FASB issued guidance which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance will be effective for fiscal years beginning after December 31, 2018, although early adoption is permitted. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

In February 2018, the FASB issued guidance on the recognition and measurement of financial assets and financial liabilities. The guidance provides updates which address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017; however, public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

In February 2018, the FASB issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income. The guidance allows reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued guidance on leases. The guidance requires entities to record lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The guidance will become effective for interim and annual periods beginning on January 1, 2019 (early adoption is permitted) and is required to be adopted at the earliest period presented using a modified retrospective approach. In January 2018, the FASB issued an update that permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of the new standard and that were not previously accounted for as leases. In July 2018, the FASB issued codification improvements, which clarify how to apply certain aspects of the new lease standard. Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company expects there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for leases currently classified as operating leases.

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

The final cash consideration for the Actavis Generics acquisition was subject to certain net working capital adjustments. Following the terms of the agreement, Teva submitted an adjustment for $1.4 billion with regards to a working capital true up as well as potential recoveries of purchase price related to certain tax items. On January 31, 2018, Teva and Allergan entered into a settlement agreement and mutual releases for which Allergan made a one-time payment of $703 million to Teva. The Agreement also provides that Teva and Allergan will jointly dismiss the working capital dispute arbitration, as well as actual or potential claims under the Master Purchase Agreement, dated July 26, 2015, by and between Teva and Allergan, for breach of any representation, warranty or covenant (other than any breach of a post-closing covenant not known as of the date of the settlement agreement). As the measurement period has ended, this amount was recorded as a gain under legal settlements and loss contingencies in the first quarter of 2018.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

On February 15, 2018, Teva and the Rimsa sellers entered into a settlement agreement and mutual releases on the breach of contract claim for which the sellers made a one-time payment to Teva. This was recorded as a gain under legal settlements and loss contingencies in the first quarter of 2018. This settlement was approved by the court and Teva’s breach of contract claim was subsequently dismissed.

Assets and Liabilities Held For Sale:

Certain Women’s Health and Other Specialty Products

On September 17, 2017, Teva entered into a definitive agreement under which CVC Capital Partners Fund VI would acquire a portfolio of products for $703 million in cash. The portfolio of products, which is marketed and sold outside of the United States, includes the women’s health products OVALEAP®, ZOELY®, SEASONIQUE®, COLPOTROPHINE® and other specialty products such as ACTONEL®.

As of December 31, 2017, the Company accounted for this transaction as assets and liabilities held for sale and determined that the fair value less cost to sell exceeded the carrying value of the business. The Company disposed $329 million of goodwill associated with the divested business.

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

The Company determined that the sale of its global women’s health businesses did not constitute a strategic shift and that it did not, and will not, have a major effect on its operations and financial results. Accordingly, the operations associated with the transactions are not reported as discontinued operations.

The table below summarizes the major classes of assets and liabilities included as held for sale as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(U.S. $ in millions)
Inventories	—	39
Property, plant and equipment, net	29	16
Identifiable intangible assets, net	—	236
Goodwill	—	275

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$29	$566

Other taxes and long-term liabilities	—	38

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$—	$38

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Other significant agreements:

The Company has entered into alliances and other arrangements with third parties to acquire rights to products it does not have, to access markets it does not operate in and to otherwise share development costs or business risks. The Company’s most significant agreements of this nature are summarized below.

PGT Healthcare Partnership

In April 2018, Teva signed a separation agreement with the Procter & Gamble Company (“P&G”) to terminate Teva’s joint venture with P&G, PGT Healthcare partnership (“PGT”) which the two companies established in 2011 to market over-the-counter (“OTC”) medicines. Teva will continue to maintain its OTC business on an independent basis.

The separation became effective on July 1, 2018. As part of the separation, Teva transferred shares it held in New Chapter Inc. and will transfer ownership rights in an OTC plant located in India to P&G, subject to applicable regulatory approvals. Teva will continue to provide certain services to P&G after the separation for a transition period.

During the first six months of 2018, Teva recorded an impairment of $64 million related to the plant in India and an impairment of $94 million related to the investment in New Chapter Inc. which were recorded within share in loss (profits) of associated companies.

Alder BioPharmaceuticals

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

AUSTEDO®

On September, 19, 2017, Teva entered into a partnership agreement with Nuvelution Pharma, Inc. (“Nuvelution”) for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. Nuvelution will fund and manage clinical development, driving all operational aspects of the phase 3 program, and Teva will lead the regulatory process and be responsible for commercialization. Upon and subject to FDA approval of AUSTEDO for the treatment of Tourette syndrome, Teva will pay Nuvelution a pre-agreed amount as compensation for their contribution to the partnership.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

NOTE 4 – Inventories:

Inventories, net of reserves, consisted of the following:

	June 30, 2018	December 31, 2017
	(U.S. $ in millions)
Finished products	$2,714	$2,689
Raw and packaging materials	1,432	1,454
Products in process	605	597
Materials in transit and payments on account	220	184

	$4,971	$4,924

NOTE 5 – Property, plant and equipment:

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2018	2017
	(U.S. $ in millions)
Machinery and equipment	$5,737	$5,809
Buildings	3,183	3,329
Computer equipment and other assets	2,080	2,016
Payments on account	587	634
Land (1)	374	390

	11,961	12,178
Less—accumulated depreciation	4,748	4,505

	$7,213	$7,673

(1)	Land includes long-term leasehold rights in various locations, with useful lives between 30 and 99 years.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6 – Identifiable intangible assets:

Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017
	(U.S. $ in millions)
Product rights	$20,944	$21,011	$8,867	$8,276	$12,077	$12,735
Trade names	609	617	73	55	536	562
Research and development in process	3,599	4,343	—	—	3,599	4,343

Total	$25,152	$25,971	$8,940	$8,331	$16,212	$17,640

Product rights and trade names are assets presented at amortized cost. These assets represent a portfolio of pharmaceutical products from various categories with a weighted average amortization life of approximately 11 years. Amortization of intangible assets was $301 million and $410 million for the three months ended June 30, 2018 and 2017, respectively and $611 million and $731 million for the six months ended June 30, 2018 and 2017, respectively. Amortization is recorded under cost of sales or S&M expenses, depending on the nature of the asset.

The fair value of acquired identifiable intangible assets is generally determined using an income approach. This method starts with a forecast of all expected future net cash flows associated with the asset and then adjusts the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

Whenever impairment indicators are identified for definite life intangible assets, Teva reconsiders the asset’s estimated life, calculates the undiscounted value of the asset’s or asset group’s cash flows and then calculates, if required, the discounted value of cash flow by applying an appropriate discount rate to the undiscounted cash flow streams. Teva then compares such value against the asset’s or asset group’s carrying amount. If the carrying amount is greater, Teva records an impairment loss for the excess of book value over fair value based on the discounted cash flows.

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

Impairment of identifiable intangible assets of $520 million and $52 million for the three months ended June 30, 2018 and 2017, respectively and $727 million and $54 million for the six months ended June 30, 2018 and 2017, respectively. Impairments of identifiable intangible assets are recorded in earnings under other asset impairments, restructuring and other items. See note 14.

Additional reductions to IPR&D intangibles relate to reclassification to product rights following regulatory approvals of generic products and impairments of assets due to development status, changes in projected launch date or changes in commercial projections related to products under development.

In the first six months of 2018, Teva reclassified certain products from IPR&D to product rights following regulatory approval, mainly $103 million in connection with mesalamine.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7 – Goodwill:

The changes in the carrying amount of goodwill for the period ended June 30, 2018 were as follows:

	Generics	Specialty	Other	Total	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)				(U.S. $ in millions)
Balance as of December 31, 2017 (1)	$18,864	$8,464	$1,086	$28,414	$—	$—	$—	$—	$—
Relative fair value allocation	(18,864)	(8,464)	(1,086)	(28,414)	11,144	9,001	5,404	2,865	28,414

Balance as of January 1, 2018	—	—	—	—	11,144	9,001	5,404	2,865	28,414
Changes during the period:
Goodwill impairment (3)							(300)		(300)
Goodwill disposal (2)						(54)	(14)		(68)
Translation differences					(16)	(306)	(73)	(3)	(398)

Balance as of June 30, 2018 (1)	$—	$—	$—	$—	$11,128	$8,641	$5,017	$2,862	$27,648

(1)	Accumulated goodwill impairment as of June 30, 2018 and December 31, 2017 was approximately $18.3 billion and $18.0 billion, respectively.
(2)	Due to the divestment of the women’s health business and the sale of Actavis Brazil.
(3)	Due to the goodwill impairment related to the Rimsa and/or Mexico reporting unit.

In November 2017, Teva announced a new organizational structure and leadership changes to enable strategic alignment across its portfolios, regions and functions. Teva now operates its business through three segments: North America, Europe and International Markets. The purpose of the new structure is to enable stronger alignment and integration between operations, commercial regions, R&D and Teva’s global marketing and portfolio function, in order to optimize its product lifecycle across the therapeutic areas. Teva began reporting its financial results under this structure in the first quarter of 2018.

In addition to these three segments, Teva has other activities, primarily the sale of active pharmaceutical ingredients (“API”) to third parties and certain contract manufacturing services. See note 17.

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

Based on its revised analysis, Teva recorded a goodwill impairment of $180 million related to its Rimsa reporting unit in the first quarter of 2018. The remaining goodwill allocated to this reporting unit was $706 million as of March 31, 2018. This impairment was driven by the change in fair value, including the discount rate updated for the WACC change noted above, and the change in allocated net assets to the reporting unit. See note 3.

In the second quarter of 2018, the Company completed its long-range planning (“LRP”) process. The LRP is part of Teva’s internal financial planning and budgeting processes and is discussed and reviewed by Teva’s management and its board of directors. Certain events and changes in circumstances, reflected in the LRP, indicated that it was more likely than not that the carrying value of certain reporting units exceeded their fair value:

•

Historically, Rimsa had been carved out as a separate reporting unit due to the significant operational challenges. Teva wanted to ensure that any impairment related to Rimsa would be recorded, by separating it from the International Markets reporting unit. During the second quarter of 2018, Rimsa and Teva Mexico substantially completed the integration process and as a result Teva decided to utilize the combined Mexico reporting unit for goodwill impairment testing, as opposed to “Rimsa only” in prior periods.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

•

Following the integration, and although the remediation plan is progressing in connection with Rimsa legacy products, Teva estimates that the recovery time will be longer than initially planned, specifically in connection with the time to regain lost market share. As a result, the Company recorded an additional goodwill impairment of $120 million related to its Mexico reporting unit in the second quarter of 2018.

•

Additionally, the Company identified further developments with respect to legislation proposed by the Russian Ministry of Health. The draft legislation includes, among other items, amendments in the mechanism of regulating prices for vital and essential medicines. The suggested amendments triggered a public discussion between authorities and pharmaceutical companies, which ended in the second quarter of 2018, followed by an internal discussion by the relevant authorities. The estimated impact of developments and uncertainties with respect to the final legislation in Russia were reflected in the LRP and triggered an impairment test for the International Markets reporting unit and related intangible assets, significantly decreasing the difference between the estimated fair value and estimated carrying value of the reporting unit, from 6% to 2%; however, no impairment was recorded.

•

After assessing the totality of relevant events and circumstances, Teva determined that it is not more likely than not that the fair value of its remaining reporting units is less than their carrying amount.

In the second quarter of 2018, the fair value exceeded the estimated carrying value by 6%, 35% and 47% for Europe, North America and other reporting units, respectively.

In light of the integration and the progress toward operational remediation in Rimsa as discussed above, Teva concluded that commencing July 1, 2018, it would no longer view Mexico separately from the International Markets reporting unit and accordingly will no longer perform impairment testing on Mexico as a separate reporting unit.

Based on current macro-economic developments and capital markets assumptions and holding all other assumptions constant, an increase in the risk free interest rate of 0.5% would result in an increase to Teva’s WACC by approximately the same amount and consequently in a change in fair value of the International Markets reporting unit of $642 million, resulting in an impairment of $443 million. In addition, the same change in the Europe reporting unit would result in a change in fair value of $911 million, resulting in an impairment of $65 million.

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

NOTE 8 – Earnings (Loss) per share:

Basic earnings and loss per share are computed by dividing net results attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”)) during the period, net of treasury shares.

In computing the diluted loss per share for the three months ended June 30, 2018 and 2017, no account was taken of the potential dilution of the assumed exercise of employee stock options and non-vested RSUs granted under employee stock compensation plans, since they had an anti-dilutive effect on loss per share.

Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 63 million (including shares that may be issued due to unpaid dividends to date) for the three months ended June 30, 2018 and 59 million for the three months ended June 30 2017, as well as for the convertible senior debentures for the respective periods, since both had an anti-dilutive effect on earnings (loss) per share.

Diluted earnings per share for the six months ended June 30, 2018 take into account the potential dilution that could occur upon the exercise of options and non-vested RSUs granted under employee stock compensation plans, using the treasury stock method. In computing loss per share for the six months ended June 30, 2017, no account was taken of the potential dilution by the assumed exercise of employee stock options and non-vested RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 65 million (including shares that may be issued due to unpaid dividends to date) for the six months ended June 30, 2018 and 59 million for the six months ended June 30, 2017, as well as for the convertible senior debentures for the respective periods, since both had an anti-dilutive effect on earnings (loss) per share.

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

Revenue recognition prior to the adoption of the new revenue standard

Please refer to note 1 to the consolidated financial statements and critical accounting policies included in Teva’s Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of the significant accounting policies.

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

The amount of consideration to which Teva expects to be entitled varies as a result of rebates, chargebacks, returns and other sales reserve and allowances (“SR&A”) the Company offers its customers and their customers, as well as the occurrence or nonoccurrence of future events, including milestone events. A minimum amount of variable consideration is recorded concurrently with the satisfaction of performance obligations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates of variable consideration are based on historical experience and the specific terms in the individual agreements (which the Company believes approximates expected value). Rebates and chargebacks are the largest components of SR&A. For further description of SR&A components and how they are estimated, see “—Variable consideration” below.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Disaggregation of revenue

The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues see note 17.

	Three months ended June 30, 2018
	North America	Europe	International Markets	Other activities	Total
	(U.S. dollars in millions)
Sale of goods	1,913	1,317	573	183	3,986
Licensing arrangements	30	8	1	2	41
Distribution	320	3	154	—	477
Other	—	—	61	136	197

	$2,263	$1,328	$789	$321	$4,701

	Three months ended June 30, 2017
	North America	Europe	International Markets	Other activities	Total
	(U.S. dollars in millions)
Sale of goods	2,790	1,240	661	203	4,894
Licensing arrangements	103	1	34	2	140
Distribution	275	54	135	—	464
Other	1	—	55	166	222

	$3,169	$1,295	$885	$371	$5,720

	Six months ended June 30, 2018
	North America	Europe	International Markets	Other activities	Total
	(U.S. dollars in millions)
Sale of goods	4,081	2,746	1,092	360	8,279
Licensing arrangements	62	18	21	4	105
Distribution	651	6	307	—	964
Other	—	—	119	299	418

	$4,794	$2,770	$1,539	$663	$9,766

	Six months ended June 30, 2017
	North America	Europe	International Markets	Other activities	Total
	(U.S. dollars in millions)
Sale of goods	5,614	2,527	1,190	399	9,730
Licensing arrangements	224	2	35	3	264
Distribution	570	107	260	—	937
Other	1	—	118	320	439

	$6,409	$2,636	$1,603	$722	$11,370

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

Revenue from sales based milestones and royalties promised in exchange for a license of IP is recognized only when, or as, the later of subsequent sale or the performance obligation to which some or all of the sales-based royalty has been allocated, is satisfied. Revenues from licensing arrangements included royalty income of $30 million and $106 million for the three months ended June 30, 2018 and 2017, respectively. Revenues from licensing arrangements included royalty income of $51 million and $211 million for the six months ended June 30, 2018 and 2017, respectively. The amounts recognized in 2017 include royalty income resulting from the Ninlaro® transaction.

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

Other revenues are primarily comprised of contract manufacturing services, sales of medical devices, and other miscellaneous items. The Company is generally the principal in these arrangements and therefore records revenue on a gross basis as it controls the promised goods before transferring these goods to the customer. Revenue is recognized when the customer obtains control of the products. This generally occurs when products are shipped once the Company has a present right to payment and legal title and risk and rewards of ownership are obtained by the customer.

Contract assets and liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

Contract liabilities are mainly comprised of deferred revenues which were immaterial as of June 30, 2018 and December 31, 2017, respectively.

Variable consideration

Variable consideration mainly includes SR&A, comprised of rebates (including Medicaid and other governmental program discounts), chargebacks, returns and other promotional (including shelf stock adjustments) items. Provisions for prompt payment discounts are netted against trade receivables.

The Company recognizes these provisions at the time of sale and adjusts them if the actual amounts differ from the estimated provisions. The following describes the nature of each deduction and how provisions are estimated:

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

Medicaid and other governmental rebates

Pharmaceutical manufacturers whose products are covered by the Medicaid program are required to provide a rebate to each state as a percentage of their average manufacturer’s price for the products dispensed. Many states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. The Company

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

estimates these rebates based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

SR&A to U.S. customers comprised approximately 85% of the Company’s total SR&A as of June 30, 2018, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the period ended June 30, 2018 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S. dollars in millions)
Balance at December 31, 2017	$196	$3,077	$1,908	$1,849	$780	$267	$7,881	$8,077
Provisions related to sales made in current year period	263	3,496	701	5,327	171	210	9,905	10,168
Provisions related to sales made in prior periods	2	(28)	(21)	(1)	17	(20)	(53)	(51)
Credits and payments	(288)	(3,556)	(779)	(5,765)	(211)	(251)	(10,562)	(10,850)
Translation differences	(1)	(17)	(3)	(2)	(3)	(8)	(33)	(34)

Balance at June 30, 2018	$172	2,972	$1,806	$1,408	$754	$198	$7,138	$7,310

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10 – Accumulated other comprehensive loss:

The components of, and changes within, accumulated other comprehensive losses attributable to Teva are presented in the table below:

	Net Unrealized Gains/(Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/credits	Total
Balance as of December 31, 2017 *	$(1,316)	$1	$(442)	$(91)	$(1,848)

Other comprehensive income (loss) before reclassifications	(495)	—	42	—	(453)
Amounts reclassified to the statements of income	—	(1)	14	1	14

Net other comprehensive income (loss) before tax	(495)	(1)	56	1	(439)
Corresponding income tax	—	—	—	(2)	(2)

Net other comprehensive income (loss) after tax **	(495)	(1)	56	(1)	(441)

Balance as of June 30, 2018	$(1,811)	$—	$(386)	$(92)	$(2,289)

*	Following the adoption of ASU 2016-01, the Company recorded a $5 million opening balance reclassification from accumulated other comprehensive income to retained earnings.
**	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of a $23 million gain.

	Net Unrealized Gains/(Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/credits	Total
Balance as of December 31, 2016	$(2,769)	$(7)	$(302)	$(81)	$(3,159)

Other comprehensive income (loss) before reclassifications	856	76	(82)	(9)	841
Amounts reclassified to the statements of income	(52)	(44)	13	1	(82)

Net other comprehensive income (loss) before tax	804	32	(69)	(8)	759
Corresponding income tax	—	5	—	(5)	—

Net other comprehensive income (loss) after tax*	804	37	(69)	(13)	759

Balance as of June 30, 2017	$(1,965)	$30	$(371)	$(94)	$(2,400)

*	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of a $68 million gain.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 11 – Debt obligations:

Short-term debt:

	Weighted average interest rate as of June 30, 2018	Maturity		June 30, 2018	December 31, 2017
				(U.S. $ in millions)
Term loan JPY 28.3 billion (5)	JPY LIBOR+0.25%	2018		$—	$251
Convertible debentures	0.25%	2026	*	514	514
Other	11.58%	2018		1	1
Current maturities of long-term liabilities				757	2,880

Total short term debt				$1,272	$3,646

*	Net-share settlement feature exercisable at any time.

Long-term debt:

	Weighted average interest rate as of June 30, 2018	Maturity	June 30, 2018	December 31, 2017

	%		(U.S. $ in millions)
Senior notes EUR 1,750 million	0.38%	2020	$2,041	$2,095
Senior notes EUR 1,500 million	1.13%	2024	1,742	1,788
Senior notes EUR 1,300 million	1.25%	2023	1,511	1,550
Senior notes EUR 1,000 million (3)	2.88%	2019	—	1,199
Senior notes EUR 900 million (1)	4.50%	2025	1,052	—
Senior notes EUR 750 million	1.63%	2028	868	891
Senior notes EUR 700 million (1)	3.25%	2022	818	—
Senior notes EUR 700 million	1.88%	2027	815	837
Senior notes USD 3,500 million	3.15%	2026	3,493	3,492
Senior notes USD 3,000 million	2.20%	2021	2,997	2,996
Senior notes USD 3,000 million	2.80%	2023	2,993	2,992
Senior notes USD 2,000 million	1.70%	2019	2,000	2,000
Senior notes USD 2,000 million	4.10%	2046	1,984	1,984
Senior notes USD 1,500 million (3)	1.40%	2018	—	1,500
Senior notes USD 1,250 million (2)	6.00%	2024	1,250	—
Senior notes USD 1,250 million (2)	6.75%	2028	1,250	—
Senior notes USD 844 million	2.95%	2022	862	864
Senior notes USD 789 million	6.15%	2036	781	781
Senior notes USD 700 million	2.25%	2020	700	700
Senior notes USD 613 million	3.65%	2021	622	624
Senior notes USD 588 million	3.65%	2021	587	587
Senior notes CHF 450 million	1.50%	2018	454	461
Senior notes CHF 350 million	0.50%	2022	354	360
Senior notes CHF 350 million	1.00%	2025	354	360
Senior notes CHF 300 million	0.13%	2018	303	308
Fair value hedge accounting adjustments			(16)	(2)

Total senior notes			29,815	28,367
Term loan USD 2.5 billion (4)	LIBOR +1.1375%	2018	—	285
Term loan USD 2.5 billion (4)	LIBOR +1.50%	2017-2020	—	2,000
Term loan JPY 58.5 billion (5)	JPY LIBOR +0.55%	2022	—	519
Term loan JPY 35 billion (6)	1.42%	2019	—	311
Term loan JPY 35 billion (6)	JPY LIBOR +0.3%	2018	—	311

Total loans			—	3,426
Debentures USD 15 million (7)	7.20%	2018	—	15
Other	7.53%	2026	5	5

Total debentures and others			5	20

Less current maturities			(757)	(2,880)
Derivative instruments			16	2
Less debt issuance costs			(114)	(106)

Total long-term debt			$28,965	$28,829

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

(1)	In March 2018, Teva Pharmaceutical Finance Netherlands II B.V., a Teva finance subsidiary, issued senior notes in an aggregate principal amount of €1.6 billion.

(2)	In March 2018, Teva Pharmaceutical Finance Netherlands III B.V., a Teva finance subsidiary, issued senior notes in an aggregate principal amount of $2.5 billion.

(3)	In March 2018, Teva redeemed in full its $1.5 billion 1.4% senior notes due in July 2018 and its €1.0 billion 2.88% senior notes due in April 2019.

(4)	During the first quarter of 2018, Teva prepaid approximately $2.3 billion principal amount of the remaining term loan facilities.

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

Long term debt as of June 30, 2018 is effectively denominated (taking into consideration cross currency swap agreements) in the following currencies: U.S. dollar 65%, euro 33% and Swiss franc 2%.

Teva’s principal sources of short-term liquidity are its existing cash investments, liquid securities and available credit facilities, primarily its $3 billion syndicated revolving credit facility (“RCF”), which was not utilized as of June 30, 2018, as well as internally generated funds. In connection with the requirements of the RCF, the Company entered into negative pledge agreements with certain banks and institutional investors. Under the agreements, the Company and its subsidiaries have undertaken not to register floating charges on assets in favor of any third parties without the prior consent of the banks, to maintain certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time, and to fulfill other restrictions, as stipulated by the agreements. As of June 30, 2018, the Company did not have any outstanding debt under the RCF, which is its only debt subject to the net debt to EBITDA covenant. Assuming utilization of the RCF, and under specified circumstances, including non-compliance with such covenants and the unavailability of any waiver, amendment or other modification thereto and the expiration of any applicable grace period thereto, substantially all of the Company’s debt could be negatively impacted by non-compliance with such covenants. The Company has sufficient resources to meet its financial obligations in the ordinary course of business for at least twelve months from the date of the release of this quarterly report.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Level 3: Unobservable inputs are used when little or no market data is available.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, and considers counterparty credit risk in its assessment of fair value.

There were no transfers between Level 1, Level 2 and Level 3 during the first six months of 2018.

Financial items carried at fair value as of June 30, 2018 and December 31, 2017 are classified in the tables below in one of the three categories described above:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$88	$—	$—	$88
Cash, deposits and other	1,773	—	—	1,773
Investment in securities:
Equity securities	50	—	—	50
Other, mainly debt securities	13	—	19	32
Derivatives:
Asset derivatives—options and forward contracts	—	19	—	19
Asset derivatives—cross currency swaps	—	37	—	37
Liabilities derivatives—options and forward contracts	—	(17)	—	(17)
Liabilities derivatives—interest rate and cross-currency swaps	—	(80)	—	(80)
Contingent consideration*	—	—	(722)	(722)

Total	$1,924	$(41)	$(703)	$1,180

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$5	$—	$—	$5
Cash, deposits and other	958	—	—	958
Investment in securities:
Equity securities	65	—	—	65
Other, mainly debt securities	14	—	18	32
Derivatives:
Asset derivatives—options and forward contracts	—	17	—	17
Asset derivatives—cross-currency swaps	—	25	—	25
Liability derivatives—options and forward contracts	—	(15)	—	(15)
Liabilities derivatives—interest rate and cross-currency swaps	—	(98)	—	(98)
Contingent consideration*	—	—	(735)	(735)

Total	$1,042	$(71)	$(717)	$254

*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Six months ended June 30, 2018

(U.S. $ in millions)
Fair value at the beginning of the period	$(717)
Revaluation of debt securities	1
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(13)
Labrys transaction	(1)
Eagle transaction	(41)
Settlement of contingent consideration:
Eagle transaction	68

Fair value at the end of the period	$(703)

Financial instruments not measured at fair value

Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures and are presented in the table below in terms of fair value:

	Estimated fair value*
	June 30,	December 31,
	2018	2017
	(U.S. $ in millions)
Senior notes included under senior notes and loans	$26,293	$23,459
Senior notes and convertible senior debentures included under short-term debt	1,234	2,713

Total	$27,527	$26,172

*	The fair value was estimated based on quoted market prices, where available.

NOTE 13 – Derivative instruments and hedging activities:

The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	June 30,	December 31,
	2018	2017
	(U.S. $ in millions)
Cross-currency swap—cash flow hedge	$588	$588
Cross-currency swap—net investment hedge	1,000	1,000
Interest rate swap—fair value hedge	500	500

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$19	$17
Other non-current assets:
Cross-currency swaps—cash flow hedge	37	25	—	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(17)	(15)
Other taxes and long-term liabilities:
Cross-currency swaps—net investment hedge	(64)	(96)	—	—
Senior notes and loans:
Interest rate swaps—fair value hedge	(16)	(2)	—	—

Derivatives on foreign exchange contracts mainly hedge Teva’s balance sheet items from currency exposure but are not designated as hedging instruments for accounting purposes. With respect to such derivatives, gains of $5 million and losses of $58 million were recognized under financial expenses, net for the six months ended June 30, 2018 and 2017, respectively, and gains of $24 million and losses of $11 million were recognized under financial expenses, net for the three months ended June 30, 2018 and 2017, respectively. Such losses and gains offset the revaluation of the balance sheet items which is also recorded under financial expenses, net.

During the second quarter of 2018, the Company entered into option contracts and designed these transactions to limit the exposure of foreign exchange fluctuations on the euro denominated revenues with respect to the quarter for which such instruments are purchased. These derivative instruments do not meet the criteria for hedge accounting; however, they are accounted for as economic hedge. These derivative instruments are recognized on the balance sheet at their fair value, with changes in the fair value recognized under the same line item in the statements of income as the underlying exposure being hedged. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows. During the second quarter of 2018, the impact of such derivative instruments was immaterial.

With respect to the interest rate and cross-currency swap agreements, gains of $1 million and $3 million were recognized under financial expenses, net for the six months ended June 30, 2018 and 2017, respectively, and gains of $0.5 million and $2 million were recognized under financial expenses, net for the three months ended June 30, 2018 and 2017, respectively. Such gains mainly reflect the differences between the fixed interest rate and the floating interest rate.

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

Certain of the forward starting interest rate swaps and treasury lock agreements matured during the first half of 2016. In July 2016, Teva terminated the remaining forward starting interest rate swaps and treasury lock agreements. The termination of these transactions resulted in a loss position of $493 million, of which $242 million were settled on October 7, 2016 and the remaining amount was settled in January 2017. The change in fair value of these instruments recorded as part of other comprehensive income is amortized under financial expenses, net over the life of the debt. Such losses mainly reflect the changes in the benchmark interest rate between the date the agreements were entered into and the actual date of the U.S. debt issuance in July 2016.

With respect to the forward starting interest rate swaps and treasury lock agreements, losses of $14 million and $13 million were recognized under financial expenses, net for the six months ended June 30, 2018 and 2017, respectively, and losses of $7 million and $6 million were recognized under financial expenses, net for the three months ended June 30, 2018 and 2017, respectively.

In the third quarter of 2016, Teva terminated interest rate swap agreements designated as fair value hedge relating to certain senior notes. Settlement of these transactions resulted in a gain position of $41 million. The fair value hedge accounting adjustments of these instruments recorded under senior notes and loans will be amortized under financial expenses, net over the life of the debt.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

With respect to these terminated interest rate swap agreements, gains of $3 million were recognized under financial expenses, net for both the six months ended June 30, 2018 and 2017, and gains of $2 million and $1 million were recognized under financial expenses, net for the three months ended June 30, 2018 and 2017, respectively.

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

With respect to these cross currency swap agreements, gains of $16 million and $4 million were recognized under financial expenses, net for the six months ended June 30, 2018 and 2017, respectively, and gains of $9 million and $4 million were recognized under financial expenses, net for the three months ended June 30, 2018 and 2017, respectively.

NOTE 14 – Other asset impairments, restructuring and other items: Other impairments, restructuring and other items consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(U.S. $ in millions)
Restructuring expenses	$107	$98	$354	$228
Integration expenses	2	25	2	48
Contingent consideration	47	140	55	161
Impairments of long-lived assets	548	145	980	156
Other	11	11	31	66

Total	$715	$419	$1,422	$659

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

As a result of Teva’s plant rationalization acceleration, following the two year restructuring plan that was announced in December, 2017, to the extent the Company will change its plans on any given asset and/or the assumptions underlying such plan, there could be additional impairments in the future.

In July 2018, the FDA completed an inspection of Teva’s manufacturing plant in Davie, Florida in the United States and issued a Form FDA-483 to the site. Teva is working diligently to investigate the FDA’s observations in a manner consistent with Current Good Manufacturing Practice (CGMPs), and to address those observations as quickly and as thoroughly as possible. The impact of such investigation and remediation on the financial statements in the second quarter of 2018 was immaterial. However, if Teva is unable to remediate the findings in a timely manner, Teva may face additional consequences, including potential delays in FDA approval for future products from the site, other financial implications due to loss of revenues, inventory write offs, customer penalties, idle capacity charges and other costs of remediation.

In July 2018, Teva announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of an unexpected impurity in the API provided by a third party supplier used in the preparation of such medicines. The impact of this recall on the financial statements in the second quarter of 2018 was $41 million related to recall and inventory reserves. Depending on the duration of the API outage and severity of the impurity, Teva may face additional loss of revenues and profits, customer penalties or other litigation costs prospectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Impairments

•	Impairments of long-lived intangible assets in the second quarter of 2018 were $520 million, mainly consisting of:

a)

IPR&D assets of $444 million, mainly related to revaluation of generic products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, legal landscape, launch date or discount rate).

b)

Identifiable product rights of $67 million, mainly due to updated market assumptions regarding price, volume and/or other status changes related to products acquired from Actavis Generics currently marketed in the United States.

•	Impairments of property, plant and equipment in the second quarter of 2018 were $28 million.

•	Impairments of long-lived intangible assets in the first six months of 2018 were $727 million, mainly consisting of:

a)

IPR&D assets of $561 million, mainly related to revaluation of generic products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, legal landscape, launch date or discount rate).

b)

Identifiable product rights of $143 million due to updated market assumptions regarding price, volume and/or other status changes related to products acquired from Actavis Generics currently marketed in the United States.

•	Impairments of property, plant and equipment in the first six months of 2018 were $253 million, mainly consisting of:

a)	$155 million related to the restructuring plan, including:

•	$113 million related to site closures in Israel; and

•	$42 million related to the consolidation of headquarters and distribution sites in the United States.

b)	Other impairment costs, mainly $64 million related to a plant located in India in connection with the P&G separation agreement. See note 3 to our consolidated financial statements.

Restructuring

In the three months ended June 30, 2018, Teva recorded $107 million of restructuring expenses, compared to $98 million in the three months ended June 30, 2017.

In the first six months of 2018, Teva recorded $354 million of restructuring expenses, compared to $228 million in the first six months of 2017. The expenses in the first six months of 2018 were primarily related to headcount reductions across all functions.

Since the announcement of its restructuring plan, Teva reduced its global headcount by approximately 8,300 full-time-equivalent employees.

During the three months ended June 30, 2018, Teva recorded an $8 million impairment of property, plant and equipment related to restructuring costs.

During the first six months of 2018 Teva recorded a $155 million impairment of property, plant and equipment related to restructuring costs as detailed in “— Impairments” above.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides the components of costs associated with Teva’s restructuring plan, including costs related to exit and disposal activities:

	Three months ended June 30,
	2018	2017
	(U.S. $ in millions)
Restructuring
Employee termination	$90	$79
Other	17	19

Total	$107	$98

	Six months ended June 30,
	2018	2017
	(U.S. $ in millions)
Restructuring
Employee termination	$318	$174
Other	36	54

Total	$354	$228

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2018	$(294)	$(17)	$(311)
Provision	(318)	(36)	(354)
Utilization and other*	310	25	335

Balance as of June 30, 2018	$(302)	$(28)	$(330)

*	Includes adjustments for foreign currency translation.

NOTE 15 – Legal settlements and loss contingencies:

In the second quarter of 2018, we recorded expenses of $20 million for legal settlements and loss contingencies, compared to expenses of $324 million in the second quarter of 2017. The expenses in the second quarter of 2017 mainly consisted of a reserve for a judgement in GSK’s favor in connection with the carvedilol patent litigation (which judgement was subsequently reversed in the first quarter of 2018).

In the first six months of 2018, Teva recorded income of $1.3 billion, compared to an expense of $344 million in the first six months of 2017. The income in the first six months of 2018 consisted primarily of the working capital adjustment with Allergan, the Rimsa settlement and reversal of the reserve recorded in the second quarter of 2017 with respect to the carvedilol patent litigation discussed above.

As of June 30, 2018 and December 31, 2017, an accrued amount for legal settlements and loss contingencies of $667 million and $1.2 billion, respectively, was recorded in accrued expenses.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

In July 2014, GlaxoSmithKline (“GSK”) sued Teva in Delaware federal court for infringement of a patent expiring in June 2015 directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol tablets (the generic version of GSK’s Coreg®) in September 2007. Teva vigorously disputed GSK’s claims on the merits and also disputed the amount and nature of GSK’s alleged damages. A jury trial was held and the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre- or post-judgment interest. Teva filed post-trial motions for judgment as a matter of law asking the court to overturn the jury verdict on inducement, invalidity, and the award of lost profits damages, and GSK filed post-trial motions asking the court to increase the damages amount in light of the willful infringement finding and to set the interest rate(s) to be applied to the total damages amount. On March 28, 2018, the District Court issued an opinion overturning the jury verdict and instead found no induced infringement by Teva, thereby finding that Teva did not owe any damages. The District Court denied Teva’s motion seeking to overturn the jury verdict with respect to invalidity and denied GSK’s motion seeking to increase the damages award. On May 25, 2018, GSK appealed the decision, and Teva filed an appeal of certain adverse rulings. If the

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

appeal of the District Court’s decision is decided against Teva, the case would be remanded to the District Court for it to consider Teva’s other legal and equitable defenses that have not yet been considered by the District Court. The provision that was included in the financial statements for this matter has been reversed as the exposure is no longer considered probable.

In 2014, Teva Canada succeeded in its challenge of the bortezomib (the generic equivalent of Velcade®) product and mannitol ester patents under the Patented Medicines (Notice Of Compliance) Regulations (“PM(NOC)”). Teva commenced sales in the first quarter of 2015. At the time of Teva’s launch, annual sales of Velcade were approximately 94 million Canadian dollars. Teva commenced an action under Section 8 of PM(NOC) to recover damages for being kept off of the market during the PM(NOC) proceedings. Janssen and Millennium filed a counterclaim for infringement of the same two patents as well as a patent covering a process to prepare bortezomib. The product patent expired in October 2015; the other patents expire in January 2022 and March 2025. On December 20, 2017, Teva entered into an agreement with Janssen and Millenium which limits the damages payable by either party depending on the outcome of the infringement/impeachment action. As a result, the most Janssen and Millenium could recover is 200 million Canadian dollars (approximately $159 million) plus post-judgment interest. The trial, which is limited to the issue of patent validity and infringement, began on January 29, 2018 and concluded on March 8, 2018. On June 27, 2018, the court issued its opinion in Teva’s favor and ruled that Janssen and Millenium are to pay Teva 5 million Canadian dollars in Section 8 damages. Janssen and Millenium can appeal this decision until September 30, 2018. If the decision is overturned on appeal, Teva could owe the capped damages set forth above. In addition to the potential damages that could be awarded, if Janssen and Millenium are ultimately successful in this claim, Teva could be ordered to cease sales of its bortezomib product.

On July 8, 2011, Helsinn sued Teva over its filing of an ANDA to market a generic version of palonosetron IV solution (the generic equivalent of Aloxi®), and in November 2015, the District Court of New Jersey ruled against Teva. Teva appealed this decision, and in May 2017, the Federal Circuit Court of Appeals reversed the district court’s ruling and found the asserted patents invalid. In January 2018, full appellate review of that decision was denied. Helsinn filed a petition for certiorari with the US Supreme Court, which was granted on June 25, 2018. If the Supreme Court reverses the appellate decision, the case may be remanded to the district court. Separately, in October 2014, Helsinn filed an additional claim on later-acquired patents, but that litigation was stayed pending the outcome of the original case. Following the appellate court’s decision in Teva’s favor in the original case, Helsinn reopened the stayed case on the later-acquired patent and filed a motion for a preliminary injunction based on that later-acquired patent. On January 30, 2018, the District Court of New Jersey denied Helsinn’s request for a preliminary injunction. Teva launched its generic palonosetron IV solution after obtaining final regulatory approval on March 23, 2018. If Teva ultimately loses either one of the cases discussed above, Teva may be ordered, by the Court, to cease sales of its generic product and/or pay damages to Helsinn. Aloxi® annual sales as of November, 2017 were $459 million in the U.S.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

In April 2006, certain subsidiaries of Teva were named in a class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania. The case alleges that the settlement agreements entered into between Cephalon, Inc., now a Teva subsidiary (“Cephalon”), and various generic pharmaceutical companies in late 2005 and early 2006 to resolve patent litigation involving certain finished modafinil products (marketed as PROVIGIL®) were unlawful because they had the effect of excluding generic competition. The case also alleges that Cephalon improperly asserted its PROVIGIL patent against the generic pharmaceutical companies. The first lawsuit was brought by King Drug Company of Florence, Inc. on behalf of itself and as a proposed class action on behalf of any other person or entity that purchased PROVIGIL directly from Cephalon. Similar allegations were made in other complaints, including those filed on behalf of a proposed class of end payers of PROVIGIL, by certain individual end payers, by certain retail chain pharmacies and by Apotex, Inc. (collectively, these cases are referred to as the “Philadelphia Modafinil Action”). Separately, Apotex challenged Cephalon’s PROVIGIL patent, and in October 2011, the Court found the patent to be invalid and unenforceable based on inequitable conduct. This decision was affirmed on appeal in April 2013. Teva has either settled or reached agreements in principle to settle with all of the plaintiffs in the Philadelphia Modafinil Action. However, one of the end payers, United Healthcare Services, took the position that it is not bound by the settlement that was agreed to on its behalf and brought a separate action in Minnesota federal court, which has been transferred to the U.S. District Court for the Eastern District of Pennsylvania, where Teva has also filed suit to enforce the settlement. A bench trial in the suit to enforce the settlement commenced on April 23, 2018 and concluded on April 27, 2018. The parties submitted post-trial briefing in June 2018, and the court has not yet issued any decision.

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

In January 2009, the FTC and the State of California filed a complaint for injunctive relief in California federal court alleging that a September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”) relating to AndroGel® 1% (testosterone gel) violated the antitrust laws. Additional lawsuits alleging similar claims were later filed by private plaintiffs (including plaintiffs purporting to represent classes of similarly situated claimants as well as direct purchaser plaintiffs filing separately), and the various actions were consolidated in a multidistrict litigation in Georgia federal court. The defendants filed various summary judgment motions on September 29, 2017, which the district court granted in part, and denied in part, on June 13, 2018. The direct-purchaser plaintiffs moved for class certification on February 9, 2018, and that motion was denied on July 16, 2018. The direct-purchaser plaintiffs have not sought to immediately appeal the denial of such class certification. As a result, the three direct purchasers that had sought class certification can proceed as individual plaintiffs, but any other member of the proposed direct purchaser class will need to file a separate, individual lawsuit if it wishes to participate in the litigation. Annual sales of AndroGel® 1% at the time of the settlement were approximately $350 million, and annual sales of the AndroGel franchise (AndroGel® 1% and AndroGel® 1.62%) were approximately $140 million and $1.05 billion, respectively, at the time Actavis launched its generic version of AndroGel® 1% in November 2015.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

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

In February 2012, two purported classes of direct-purchaser plaintiffs sued GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal®) entered into in February 2005. The plaintiffs claim that the settlement agreement unlawfully delayed generic entry and seek unspecified damages. In December 2012, the court dismissed the case, but in June 2015, the Third Circuit reversed and remanded for further proceedings. On February 19, 2016, Teva and GSK filed a petition for a writ of certiorari in the United States Supreme Court, which was denied on November 7, 2016. In the meantime, litigation has resumed before the district court. Annual sales of Lamictal® were approximately $950 million at the time of the settlement, and approximately $2.3 billion at the time generic competition commenced in July 2008.

In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan® (extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005 to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct purchaser opt-out plaintiffs filed complaints with allegations nearly identical to those of the direct purchaser class. In October 2016, the District Attorney for Orange County, California, filed a similar complaint, which has since been amended, in California state court, alleging violations of state law. Defendants moved to strike the District Attorney’s claims for restitution and civil penalties to the extent not limited to alleged activity occurring in Orange County. The Superior Court denied that motion, but defendants appealed, and on May 31, 2018, the Court of Appeal, Fourth Appellate District, reversed and instructed the Superior Court to grant defendants’ motion. Annual sales of Niaspan® were approximately $416 million at the time of the settlement and approximately $1.1 billion at the time generic competition commenced in September 2013.

In November 2013, a putative class action was filed in Pennsylvania federal court against Actavis, Inc. and certain of its affiliates, alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals Inc. relating to Lidoderm® (lidocaine transdermal patches) violated the antitrust laws. Additional lawsuits containing similar allegations followed on behalf of other classes of putative direct purchaser and end-payer plaintiffs, as well as retailers acting in their individual capacities, and those cases were consolidated as a multidistrict litigation in federal court in California. On February 21, 2017, the court granted both the indirect purchaser plaintiffs’ and the direct purchaser plaintiffs’ motions for class certification. Teva reached an agreement to settle the multidistrict litigation with the various plaintiff groups in the first quarter of 2018. A provision for these settlements has been included in the financial statements, and the district court has preliminarily approved the settlements with the direct purchaser and end-payer plaintiffs. The FTC has also filed suit to challenge the Lidoderm® settlement, initially bringing antitrust claims against Watson, Endo, and Allergan in Pennsylvania federal court in March 2016. The FTC later voluntarily dismissed those claims and refiled them (along with a stipulated order for permanent injunction to settle its claims against Endo) in the same California federal court in which the private multidistrict litigation referenced above was pending. On February 3, 2017, the State of California filed its own complaint against Allergan and Watson, and that complaint was also assigned to the California court presiding over the multidistrict litigation. After the FTC dismissed its claims in Pennsylvania, but before it re-filed them in California, Watson and Allergan filed suit against the FTC in the same Pennsylvania federal court where the agency had initially brought its lawsuit, seeking a declaratory judgment that the FTC’s claims are not authorized by statute, or, in the alternative, that the FTC does not have statutory authority to pursue disgorgement. That declaratory judgment action remains pending, and the court in California has stayed both the FTC’s claims and the State of California’s claims against Allergan and Watson, pending the outcome of the declaratory judgment action in Pennsylvania. Annual sales of Lidoderm® at the time of the settlement were approximately $1.2 billion, and were approximately $1.4 billion at the time Actavis launched its generic version in September 2013.

Since November 2013, numerous lawsuits have been filed in various federal courts by purported classes of end payers for, and direct purchasers of, Aggrenox® (dipyridamole/aspirin tablets) against Boehringer Ingelheim (“BI”), the innovator, and several Teva subsidiaries. The lawsuits allege, among other things, that the settlement agreement between BI and Barr entered into in August 2008 violated the antitrust laws. A multidistrict litigation has been established in the U.S. District Court for the District of Connecticut. Teva and BI’s motion to dismiss was denied in March 2015. On April 11, 2017, the Orange County District Attorney filed a complaint for violations of California’s Unfair Competition Law based on the Aggrenox® patent litigation settlement. Annual sales of Aggrenox® were approximately $340 million at the time of the settlement and approximately $455 million at the time generic competition began in July 2015. Teva has settled with the putative class of direct purchasers and the opt-out direct purchaser plaintiffs. Teva also reached an agreement to settle with the end payer class plaintiffs and the court gave final approval to such settlement on July 19, 2018. Teva has also settled with two of the opt-out end payer plaintiffs, Humana and Blue Cross/Blue Shield of Louisiana. A provision has been included in the financial statements for this matter.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Since January 2014, numerous lawsuits have been filed in the U.S. District Court for the Southern District of New York by purported classes of end payers for and direct purchasers of Actos® and Acto plus Met® (pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson. The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers (including Takeda’s December 2010 settlement agreement with Teva) violated the antitrust laws. The Court dismissed the end payer lawsuits against all defendants in September 2015. In October 2015, the end payers appealed that ruling, and on March 22, 2016, a stipulation was filed dismissing Teva and the other generic defendants from the appeal. On February 8, 2017, the Court of Appeals for the Second Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. The direct purchasers’ case had been stayed pending resolution of the appeal in the end payer matter, and the direct purchasers amended their complaint for a second time after the Court of Appeals for the Second Circuit’s decision. Defendants had moved to dismiss the direct purchasers’ original complaint, supplemental briefing on that motion based on the new allegations in the amended complaint was completed on June 29, 2017 and oral argument has been scheduled for October 5, 2018. At the time of the settlement, annual sales of Actos® were approximately $3.7 billion and annual sales of ACTO plus Met® were approximately $500 million. At the time generic competition commenced in August 2012, annual sales of Actos® were approximately $2.8 billion and annual sales of ACTO plus Met® were approximately $430 million.

In June 2014, two groups of end payers sued AstraZeneca and Teva, as well as Ranbaxy and Dr. Reddy’s, in the Philadelphia Court of Common Pleas for violating the antitrust laws by entering into settlement agreements to resolve the esomeprazole (generic Nexium®) patent litigation (the “Philadelphia Esomeprazole Actions”). These end payers had opted out of a class action that was filed in the Massachusetts federal court in September 2012 and resulted in a jury verdict in December 2014 in favor of AstraZeneca and Ranbaxy (the “Massachusetts Action”). Prior to the jury verdict, Teva settled with all plaintiffs in the Massachusetts Action for $24 million. The allegations in the Philadelphia Esomeprazole Actions are nearly identical to those in the Massachusetts Action. The Philadelphia Esomeprazole Actions were stayed pending resolution of the Massachusetts Action, which was on appeal to the Courts of Appeals for the First Circuit with respect to the claims against the non-settling defendants AstraZeneca and Ranbaxy. On November 21, 2016, the Courts of Appeals for the First Circuit affirmed the district court’s judgment in favor of AstraZeneca and Ranbaxy, and the plaintiffs’ petitions for rehearing and rehearing en banc were denied on January 10, 2017.

In September 2014, the FTC sued AbbVie Inc. and certain of its affiliates (“AbbVie”) as well as Teva in the U.S. District Court for the Eastern District of Pennsylvania alleging that they violated the antitrust laws when they entered into a settlement agreement to resolve the AndroGel® patent litigation and a supply agreement under which AbbVie agreed to supply Teva with an authorized generic version of TriCor®. The FTC alleges that Teva agreed to delay the entry of its generic testosterone gel product in exchange for entering into the TriCor supply agreement. In May 2015, the court dismissed the FTC’s claim concerning the settlement and supply agreements, and thus dismissed Teva from the case entirely. The FTC proceeded with a separate claim against AbbVie alone, and in June 2018, following a bench trial, the court held that AbbVie had violated the antitrust laws by filing sham patent infringement lawsuits against both Teva and Perrigo in the underlying AndroGel patent litigation. The court ordered AbbVie to pay $448 million in disgorgement but declined to award injunctive relief. The FTC has since filed a notice of appeal as to, among other things, the district court’s May 2015 dismissal of the FTC’s claim against Teva, referenced above.

Since May 2015, two lawsuits have been filed in the U.S. District Court for the Southern District of New York by a purported class of direct purchasers of, and a purported class of end payers for, Namenda IR® (memantine hydrochloride) against Forest Laboratories, LLC (“Forest”), the innovator, and several generic manufacturers, including Teva. Teva is only a defendant in the end payer case, in which defendants moved to dismiss the claims made by the end payers. The lawsuits allege, among other things, that the settlement agreements between Forest and the generic manufacturers (including Forest’s November 2009 settlement agreement with Teva) violated the antitrust laws. On September 13, 2016, the court denied defendants’ motions to dismiss, but stayed the cases with respect to the claims brought under state law, which are the only claims asserted against Teva. Annual sales of Namenda IR® at the time of the settlement were approximately $1.1 billion, and are currently approximately $1.4 billion.

On March 8, 2016 and April 11, 2016, certain Actavis subsidiaries in the United Kingdom, including Auden Mckenzie Holdings Limited, received notices from the U.K. Competition and Markets Authority (“CMA”) that it had launched formal investigations under Section 25 of the Competition Act of 1998 (“Competition Act”) into suspected breaches of competition law in connection with the supply of 10mg and 20mg hydrocortisone tablets. On December 16, 2016, the CMA issued a statement of objections (a provisional finding of infringement of the Competition Act) in respect of certain allegations against Actavis UK and Allergan, which was later reissued to include certain Auden Mckenzie entities. A response was submitted and an oral hearing was held. On December 18, 2017, the CMA issued a Statement of Draft Penalty Calculation. A response was submitted and an oral hearing was held. No final decision regarding infringement of competition law has yet been issued by the CMA. On March 3, 2017, the CMA issued a second statement of objection in respect of certain additional allegations (relating to the same products and covering part of the same time period as for the first statement of objections) against Actavis UK, Allergan, and a number of other companies, which was later reissued to include certain Auden Mckenzie entities. A response was submitted and an oral hearing was held. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, pursuant to which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK as a result of the investigations in respect of conduct

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

prior to the closing date of the sale. In the event of any such fines or damages, Teva expects to assert claims, including claims for breach of warranty, against the sellers of Auden Mckenzie. The terms of the purchase agreement may preclude a full recovery by Teva. A liability for this matter has been recorded in purchase accounting related to the acquisition of Actavis Generics. Further to the Master Purchase Agreement with Allergan whereby Teva agreed to indemnify Allergan for liabilities related to acquired assets, Teva agreed with Allergan to settle and release Teva’s indemnity claim and Allergan’s potential losses arising from the CMA in connection with this matter, pursuant to the agreement the parties entered into on January 31, 2018. See note 3.

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

A number of state attorneys general have filed various actions against Teva and/or certain of its subsidiaries, including certain Actavis subsidiaries, relating to reimbursements or drug price reporting under Medicaid or other programs. Such price reporting is alleged to have caused governments and others to pay inflated reimbursements for covered drugs. Teva and its subsidiaries have reached settlements in most of these cases, and remain parties to active litigation in Illinois. The Actavis subsidiaries remain parties to active litigation in Illinois and Utah. A provision for the cases has been included in the financial statements. Trial in the Illinois case against Teva concluded in the fourth quarter of 2013, and post-trial briefing was submitted. On June 28, 2017, after several years, the court issued a Memorandum Order After Trial finding liability against Teva, but reserved its decision on damages. Teva denies any liability and sought reconsideration of the order, which was denied. A hearing on damages is scheduled for September 12, 2018. The State of Illinois is seeking approximately $90 million in compensatory damages. Any such damages ultimately awarded by the court are subject to automatic trebling. In addition, the state is seeking statutory penalties ranging from $362 million to approximately $1.2 billion. Teva will continue to argue that any damages and penalties should be significantly less than the amount sought by the state. In August 2013, in the Mississippi case against Watson, the court ruled in favor of the state, awarding $12.4 million in compensatory damages and civil penalties. In March 2014, the court awarded the state an additional $17.9 million in punitive damages. A provision for these amounts has been included in the financial statements. Watson appealed both the original and the punitive damage awards. On January 11, 2018, the Mississippi Supreme Court affirmed the judgment in favor of the State of Mississippi and against Watson in all respects. In Utah, claims against Watson that were dismissed in their entirety by the trial court are now on appeal.

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

Beginning in May 2014 various complaints have been filed with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties, states and agencies across the country. There are actions currently pending against Teva and its affiliates that have been brought by various states, subdivisions and state agencies in both state and federal courts. Most of the federal cases have been consolidated into a multidistrict litigation in the Northern District of Ohio (“MDL Proceeding”). In addition to the complaints filed by states, state agencies and political subdivisions, over 1,000 total lawsuits have been filed in various states, both in state and federal court. Most of the federal class action cases, as well as state cases that have been removed, have been consolidated into the MDL Proceeding.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Several counties in various states and the State of Delaware have commenced an action against Anda, Inc. (and other distributor and manufacturer defendants) alleging that Anda, Inc. failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the diversion of such products to individuals who used them for other than legitimate medical purposes. The complaints, asserting claims under similar provisions of different state law, generally contend that the defendants allegedly engaged in improper marketing and distribution of opioids, including ACTIQ® and FENTORA and seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. None of the complaints specify the exact amount of damages at issue. Teva and its affiliates that are defendants in the various lawsuits deny all allegations asserted in these complaints and have filed or will be filing motions to dismiss where possible. On April 11, 2018, the judge in the MDL Proceeding issued a case management order setting the first trial for March 2019. The court has also commenced motion to dismiss briefing on certain issues in exemplar cases and the first set of briefing was completed in July 2018. In addition, discovery has commenced in the MDL Proceeding for three exemplar cases based in Ohio and fact discovery is set to be completed by the end of August. On April 27, 2018, Teva received subpoena requests from the DOJ seeking documents relating to the manufacture, marketing and sale of opioids. Teva intends to comply with this subpoena. In addition, a number of state attorneys general, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Teva is cooperating with these investigations, which are ongoing, and cannot predict the outcome at this time.

On June 21, 2016, Teva USA received a subpoena from the Antitrust Division of the DOJ seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. Actavis received a similar subpoena in June 2015. On July 12, 2016, Teva USA received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Actavis has also received a similar subpoena from the Connecticut Attorney General. Teva and Actavis are cooperating fully with these subpoenas.

On December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law (specifically, section 1 of the Sherman Act) alleging price fixing of generic products in the United States. An amended complaint was filed on March 1, 2017 adding twenty additional states to the named plaintiffs and adding supplemental state law claims. The states seek a finding that the defendants’ actions violated federal antitrust law, and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. On August 3, 2017, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred this action to the generic drug multidistrict litigation pending in federal court in Pennsylvania, which is discussed in greater detail below. On July 17, 2017, a new complaint was filed in the District Court of Connecticut on behalf of four additional states – Arkansas, Missouri, New Mexico and West Virginia, as well as the District of Columbia. These plaintiffs were not previously party to the State Attorney General action that commenced in December 2016. This complaint, which the JPML has also transferred to the generic drug multidistrict litigation discussed below, makes the same factual allegations and claims that are at issue in the earlier State Attorneys General complaint. On October 31, 2017 the attorneys general of 45 states plus Puerto Rico and the District of Columbia filed a motion for leave to file an amended complaint in this action. The proposed amended complaint names Actavis as a defendant as well as Teva, and adds new allegations and claims to those appearing in the prior complaints. Defendants have opposed the motion. On June 5, 2018, the District Court for the Eastern District of Pennsylvania granted the attorneys general’s motion to amend.

Beginning on March 2, 2016, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct purchaser opt-out plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix, increase, maintain and/or stabilize the prices of the generic drug products named, have been brought against various defendants including, among others, Teva USA, Actavis Holdco U.S., Inc., Actavis Elizabeth and Pliva, Inc. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On April 6, 2017, the JPML entered an order transferring cases brought by classes of direct or indirect purchasers, alleging claims of generic price-fixing, for coordination or consolidation with the multidistrict litigation currently pending in the Eastern District of Pennsylvania. The panel subsequently transferred further cases to that court, and the plaintiffs filed consolidated amended complaints on August 15, 2017. Defendants moved to dismiss certain of those consolidated amended complaints on October 6, 2017. Pursuant to orders dated February and April 2018, the court overseeing the multidistrict litigation lifted the stay of discovery on a limited basis to allow for document discovery and non-merits based depositions. Teva denies having engaged in any conduct that would give rise to liability with respect to the above-mentioned subpoenas and civil suits.

In May 2018, Teva received a civil investigative demand from the U.S. Department of Justice Civil Division, pursuant to the federal False Claims Act, seeking documents and information produced since January 1, 2009 relevant to the Civil Division’s investigation concerning allegations that generic pharmaceutical manufacturers, including Teva, engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted in violation of the False Claims Act. Teva is cooperating fully with this subpoena.

On March 21, 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Teva is cooperating fully in responding to the subpoena.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

In December 2016, Teva resolved certain claims under the U.S. Foreign Corrupt Practices Act (“FCPA”) with the SEC and the DOJ, as more fully described in Teva’s 2017 Annual Report. The settlement included a fine, disgorgement and prejudgment interest; a three-year deferred prosecution agreement for Teva; a guilty plea by Teva’s Russian subsidiary to criminal charges of violations of the anti-bribery provisions of the FCPA; consent to entry of a final judgment against Teva resolving civil claims of violations of the anti-bribery, internal controls and books and records provisions of the FCPA; and the retention of an independent compliance monitor for a period of three years. If, during the term of the deferred prosecution agreement (approximately three years, unless extended), the DOJ determines that Teva has committed a felony under federal law, provided deliberately false or misleading information or otherwise breached the DPA, Teva could be subject to prosecution and additional fines or penalties, including the deferred charges. Following the above resolution with the SEC and DOJ, Teva has had requests for documents and information from various Russian government entities. In addition, on January 14, 2018, Teva entered into entered into an arrangement for the Contingent Cessation of Proceedings pursuant to the Israeli Securities Law with the Government of Israel that ended the investigation of the Israeli government into the conduct that was subject to the FCPA investigation, and provided a payment of approximately $22 million.

Shareholder Litigation

On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. After those two lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut, the court appointed the Ontario Teachers’ Pension Plan Board as lead plaintiff (the “Ontario Teachers Securities Litigation”). The lead plaintiff then filed a consolidated amended complaint. On December 1, 2017, Teva and the current and former officer and director defendants subsequently filed motions to dismiss the consolidated amended complaint, with prejudice. On April 3, 2017, the court granted the motions to dismiss without prejudice. Lead plaintiff filed a second amended complaint on June 22, 2018, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and August 3, 2017. The second complaint asserts that Teva and certain of its current and former officers and directors violated federal securities laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio, and by making allegedly false or misleading statements in certain offering materials issued during the class period. The second complaint seeks unspecified damages, legal fees, interest, and costs. The current deadline for defendants to file motions to dismiss is August 30, 2018.

On July 17, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Ohio derivatively on behalf of the Teva Employee Stock Purchase Plan, and alternatively as a putative class action lawsuit on behalf of individuals who purchased Teva stock through that plan. That lawsuit seeks unspecified damages, legal fees, interest and costs. The complaint alleges that Teva failed to maintain adequate financial controls based on the facts underpinning Teva’s FCPA deferred prosecution agreement, and also based on allegations substantially similar to those in the Ontario Teachers Securities Litigation. On November 29, 2017, the court granted Teva’s motion to transfer the litigation to the U.S. District Court for the District of Connecticut where the Ontario Teachers Securities Litigation is pending. On December 29, 2017, the parties jointly moved to stay the case pending resolution of the motions to dismiss filed in the consolidated putative securities class action described above, which the court granted on February 12, 2018.

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

On August 21, 2017, a putative securities class action was filed by Elliot Grodko in the U.S. District Court for the Eastern District of Pennsylvania purportedly on behalf of purchasers of Teva’s securities between November 15, 2016 and August 2, 2017 seeking unspecified damages, legal fees, interest, and costs. The complaint alleges that Teva and certain of its current and former officers violated the federal securities laws and Israeli securities laws by making false and misleading statements in connection with Teva’s acquisition and integration of Actavis Generics. On April 10, 2018, the Court granted Teva’s motion to transfer this action to the District of Connecticut where the Ontario Teachers Securities Litigation is currently pending.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Motions to approve derivative actions against certain past and present directors and officers have been filed in Israel with respect to alleged negligence and recklessness with respect to the acquisition of the Rimsa business and the acquisition of Actavis Generics. Motions for document disclosure prior to initiating derivative actions were filed with respect to dividend distribution, and executive compensation. Motions to approve securities class actions against Teva and certain of its current and former directors and officers were filed in Israel based on allegations of improper disclosure of the above-mentioned pricing investigation, as well as lack of disclosure of negative developments in the generic sector, including price erosion with respect to Teva’s products. Other motions were filed in Israel to approve a derivative action, discovery and a class action related to claims regarding Teva’s above-mentioned FCPA resolution with the SEC and DOJ.

Environmental Matters

Teva or its subsidiaries are party to a number of environmental proceedings, or have received claims, including under the federal Superfund law or other federal, provincial or state and local laws, imposing liability for alleged noncompliance, or for the investigation and remediation of releases of hazardous substances and for natural resource damages. Many of these proceedings and claims seek to require the generators of hazardous wastes disposed of at a third party-owned site, or the party responsible for a release of hazardous substances that impacted a site, to investigate and cleanup the site or to pay or reimburse others for such activities, including for oversight by governmental authorities and any related damages to natural resources. Teva or its subsidiaries have received claims, or been made a party to these proceedings, along with others, as an alleged generator of wastes that were disposed of or treated at third-party waste disposal sites, or as a result of an alleged release from one of Teva’s facilities or former facilities.

Although liability among the responsible parties, under certain circumstances, may be joint and several, these proceedings are frequently resolved so that the allocation of cleanup and other costs among the parties reflects the relative contributions of the parties to the site conditions and takes into account other pertinent factors. Teva’s potential liability varies greatly at each of the sites; for some sites the costs of the investigation, cleanup and natural resource damages have not yet been determined, and for others Teva’s allocable share of liability has not been determined. At other sites, Teva has taken an active role in identifying those costs, to the extent they are identifiable and estimable, which do not include reductions for potential recoveries of cleanup costs from insurers, indemnitors, former site owners or operators or other potentially responsible parties. In addition, enforcement proceedings relating to alleged violations of federal, state, commonwealth or local requirements at some of Teva’s facilities may result in the imposition of significant penalties (in amounts not expected to materially adversely affect Teva’s results of operations) and the recovery of certain costs and natural resource damages, and may require that corrective actions and enhanced compliance measures be implemented.

Other Matters

On February 1, 2018, former shareholders of Ception Therapeutics, Inc. a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege that Cephalon breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR® (reslizumab) for the treatment of eosinophilic esophagitis (EE). The plaintiffs claim damages of at least $200 million, an amount they allege is equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). All defendants have moved to dismiss the plaintiffs’ complaint and those motions remain pending.

NOTE 17 – Segments:

In November 2017, Teva announced a new organizational structure and leadership changes to enable strategic alignment across its portfolios, regions and functions. Teva now operates its business through three segments: North America, Europe and International Markets (previously named “Growth Markets”). The purpose of the new structure is to enable stronger alignment and integration between operations, commercial regions, R&D and Teva’s global marketing and portfolio function, in order to optimize its product lifecycle across the therapeutic areas. The Company began reporting its financial results under this structure in the first quarter of 2018.

In addition to these three segments, Teva has other activities, primarily the sale of API to third parties and certain contract manufacturing services.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

Teva now operates its business and reports its financial results in three segments:

a)	North America segment, which includes the United States and Canada.

b)	Europe segment, which includes the European Union and certain other European countries.

c)	International Markets segment, which includes all countries other than those in the North America and Europe segments.

Teva’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the three identified reportable segments, namely North America, Europe and International Markets, to make decisions about resources to be allocated to the segments and assess their performance.

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

a. Segment information:

	North America		Europe		International Markets
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017	2018	2017
	(U.S. $ in millions)
Revenues	$2,263	$3,169	$1,328	$1,295	$789	$885
Gross profit	1,203	2,058	731	692	328	400
R&D expenses	182	280	73	105	25	47
S&M expenses	296	392	237	296	130	187
G&A expenses	103	144	78	89	37	45
Other income	(100)	(8)	(3)	(17)	(3)	—

Segment profit	$722	$1,250	$346	$219	$139	$121

	North America		Europe		International Markets
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017	2018	2017
	(U.S. $ in millions)
Revenues	$4,794	$6,409	$2,770	$2,636	$1,539	$1,603
Gross profit	2,635	4,138	1,528	1,426	641	692
R&D expenses	370	547	146	211	49	94
S&M expenses	601	833	492	575	264	345
G&A expenses	229	283	169	168	78	93
Other income	(202)	(81)	(2)	(15)	(11)	(1)

Segment profit	$1,637	$2,556	$723	$487	$261	$161

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(U.S. $ in millions)
North America profit	$722	$1,250	$1,637	$2,556
Europe profit	346	219	723	487
International Markets profit	139	121	261	161

Total segment profit	1,207	1,590	2,621	3,204
Profit of other activities	31	7	52	14

	1,238	1,597	2,673	3,218
Amounts not allocated to segments:
Amortization	302	411	612	731
Other asset impairments, restructuring and other items	715	419	1,422	659
Goodwill impairment	120	6,100	300	6,100
Gain (loss) on divestitures, net of divestitures related costs	10	—	(83)	—
Inventory step-up	—	3	—	67
Other R&D expenses	—	21	22	26
Costs related to regulatory actions taken in facilities	4	15	5	49
Legal settlements and loss contingencies	20	324	(1,258)	344
Other unallocated amounts	81	44	142	87

Consolidated operating income (loss)	(14)	(5,740)	1,511	(4,845)

Financial expenses, net	236	238	507	445

Consolidated income (loss) before income taxes	$(250)	$(5,978)	$1,004	$(5,290)

b. Segment revenues by major products and activities:

The following tables present revenues by major products and activities for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(U.S. $ in millions)
North America segment
Generic products	$947	$1,331	$2,035	$2,746
COPAXONE	464	859	940	1,656
BENDEKA / TREANDA	160	163	341	319
ProAir	115	123	245	244
QVAR	30	98	137	181
AUSTEDO	44	1	74	1
Distribution	320	275	651	570

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(U.S. $ in millions)
Europe segment
Generic products	$907	$822	$1,904	$1,672
COPAXONE	140	138	293	290
Respiratory products	106	84	219	168

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(U.S. $ in millions)
International Markets segment
Generic products	$537	$604	$1,025	$1,090
COPAXONE	22	26	38	47
Distribution	154	135	307	260

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

NOTE 18 – Other income:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(U.S. $ in millions)
Gain (loss) on divestitures, net of divestitures related costs (1)	$(10)	—	$83	—
Section 8 and similar payments (2)	95	8	194	83
Gain on sale of assets	1	—	9	—
Other, net	10	16	13	13

Total other income	$96	$24	$299	$96

(1)	Gain related to the divestment of the women’s health business in 2018. See note 3.
(2)	Section 8 of the Patented Medicines (Notice of Compliance) Regulation relates to recoveries of lost revenue related to patent infringement proceedings in Canada.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 19 – Income Taxes:

In the second quarter of 2018, Teva recognized a tax benefit of $76 million, or 30%, on pre-tax loss of $250 million. In the second quarter of 2017, Teva recognized a tax benefit of $22 million, on pre-tax loss of $6 billion. Teva’s tax rate for the second quarter of 2018 was mainly affected by the mix of products sold in different geographies.

In the first six months of 2018, Teva recognized a tax benefit of $30 million, on pre-tax income of $1 billion. In the first six months of 2017, income taxes were $32 million, on pre-tax loss of $5.3 billion. Teva’s tax rate for the first six months of 2018 was mainly affected by one-time legal settlements and divestments with low corresponding tax effect.

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

The statutory Israeli corporate tax rate is 23% in 2018. Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.

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

In November 2017, we announced a new organizational structure and leadership changes to enable strategic alignment across our portfolios, regions and functions. We now operate our business through three segments: North America, Europe and International Markets (previously named “Growth Markets”). The purpose of the new structure is to enable stronger alignment and integration between operations, commercial regions, R&D and our global marketing and portfolio function, in order to optimize our product lifecycle across therapeutic areas. We began reporting our financial results under this structure in the first quarter of 2018.

In addition to these three segments, we have other activities, primarily the sale of active pharmaceutical ingredients (“API”) to third parties and certain contract manufacturing services.

In June 2018, we changed the name of our Growth Markets segment to International Markets.

The data presented in this report for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018.

Highlights

Significant highlights of the second quarter of 2018 included:

•	Revenues in the second quarter of 2018 were $4.7 billion, a decrease of 18%, or 19% in local currency terms, compared to the second quarter of 2017.

•

Our North America segment generated revenues of $2.3 billion and profit of $722 million in the second quarter of 2018. Revenues decreased by 29% compared to the second quarter of 2017, mainly due to a decline in revenues of COPAXONE® as well as an equally significant decline in revenues in our U.S. generics business and the loss of revenues from the sale of our women’s health business, partially offset by higher revenues from AUSTEDO®. Profit decreased by 42% mainly due to lower revenues, partially offset by cost reductions and efficiency measures as part of the restructuring plan and higher other income.

•

Our Europe segment generated revenues of $1.3 billion and profit of $346 million in the second quarter of 2018. Revenues increased by 3%, or decreased by 5% in local currency terms, compared to the second quarter of 2017, mainly due to the loss of revenues from the closure of our distribution business in Hungary and the sale of our women’s health business, partially offset by new generic product launches. Profit increased by 58%, mainly due to cost reductions and efficiency measures as part of the restructuring plan.

•

Our International Markets segment generated revenues of $789 million and profit of $139 million in the second quarter of 2018. Revenues decreased by 11%, or 9% in local currency terms, compared to the second quarter of 2017, mainly due to lower sales in Japan and Russia, the effect of the deconsolidation of our subsidiaries in Venezuela and the loss of revenues from the sale of our women’s health business, partially offset by higher sales in Israel. Profit increased by $18 million, mainly due to cost reductions and efficiency measures as part of the restructuring plan.

•

Other asset impairments, restructuring and other items were $715 million, mainly comprised of a $548 million impairment of long-lived assets and $107 million of restructuring expenses. Other asset impairments, restructuring and other items were $419 million in the second quarter of 2017.

•	We recorded a goodwill impairment of $120 million, driven by the change in fair value of our Mexico reporting unit.

•

Operating loss was $14 million in the second quarter of 2018, compared to a loss of $5.7 billion in the second quarter of 2017, mainly due to the $6.1 billion goodwill impairment charge recorded in the second quarter of 2017.

•	Exchange rate movements between the second quarter of 2018 and the second quarter of 2017 positively impacted revenues by $92 million and operating income by $14 million.

•	As of June 30, 2018, our debt was $30.2 billion compared to $30.8 billion as of March 31, 2018, mainly due to exchange rate fluctuations.

•

Cash flow generated from operating activities was $162 million in the second quarter of 2018, compared to $435 million in the second quarter of 2017, mainly due to higher beneficial interest collected in exchange for securitized trade receivables and higher payments related to the restructuring plan during the second quarter of 2018.

Transactions

On July 1, 2018, our PGT Healthcare partnership with P&G was terminated. We will continue to maintain our OTC business on an independent basis. As part of the separation, we transferred shares we held in New Chapter Inc. and will transfer ownership rights in an OTC plant located in India to P&G, subject to receipt of applicable regulatory approvals. We will continue to provide certain services to P&G after the separation for a transition period.

Results of Operations

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

The following table sets forth, for the periods indicated, certain financial data derived from our U.S. GAAP financial statements:

	Percentage of Net Revenues
	Three Months Ended June 30,		Percentage Change
	2018	2017	2018 - 2017
	%	%	%
Net revenues	100.0	100.0	(18)
Gross profit	43.8	49.9	(28)
Research and development expenses	6.2	8.2	(38)
Selling and marketing expenses	15.1	16.5	(25)
General and administrative expenses	6.7	6.3	(13)
Other asset impairments, restructuring and other items	15.2	7.3	71
Goodwill impairment	2.5	106.6	(98)
Legal settlements and loss contingencies	0.4	5.7	(94)
Other income	(2.0)	(0.4)	300
Operating loss	(0.3)	(100.3)	(100)
Financial expenses, net	5.0	4.2	(1)
Loss before income taxes	(5.3)	(104.5)	(96)
Taxes benefit	(1.6)	(0.4)	245
Share in (profits) losses of associated companies, net	(0.2)	0.2	—
Net income attributable to non-controlling interests	0.2	*	—
Net loss attributable to Teva	(3.7)	(104.3)	(97)
Dividends on preferred shares	1.4	1.1	—
Net loss attributable to ordinary shareholders	(5.1)	(105.4)	(96)

*	Represents an amount less than 0.5%.

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018		2017
	(U.S.$ in millions / % of Segment Revenues)
Revenues	$2,263	100%	$3,169	100%
Gross profit	1,203	53.2%	2,058	64.9%
R&D expenses	182	8.0%	280	8.8%
S&M expenses	296	13.1%	392	12.3%
G&A expenses	103	4.6%	144	4.5%
Other income	(100)	(4.4%)	(8)	§

Segment profit*	$722	31.9%	$1,250	39.4%

*

Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below for additional information.

§	Represents an amount less than 0.5%.

North America Revenues

Our North America segment includes the United States and Canada. Revenues from our North America segment in the second quarter of 2018 were $2.3 billion, a decrease of $906 million, or 29%, compared to the second quarter of 2017, mainly due to a decline in revenues of COPAXONE® as well as an equally significant decline in revenues in our U.S. generics business and the loss of revenues from the sale of our women’s health business, partially offset by higher revenues from AUSTEDO® and our distribution business.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,		Percentage Change
	2018	2017	2017 - 2018
	(U.S.$ in millions)
Generic products	$947	$1,331	(29%)
COPAXONE	464	859	(46%)
BENDEKA® / TREANDA®	160	163	(2%)
ProAir®	115	123	(7%)
QVAR®	30	98	(69%)
AUSTEDO	44	1	N	A
Distribution	320	275	16%

Generic products revenues in our North America segment in the second quarter of 2018 decreased by 29% to $947 million, compared to the second quarter of 2017, mainly due to continued price erosion in our U.S. generics business, additional competition to methylphenidate extended-release tablets (Concerta® authorized generic) and portfolio optimization, primarily as part of the restructuring plan.

Among the most significant generic products we sold in North America in the second quarter of 2018 were daptomycin injection (the generic equivalent of Cubicin®), methylphenidate extended-release tablets (Concerta® authorized generic), lidocaine transdermal patch (the generic equivalent of Lidoderm Patch®), metoprolol succinate ER tablets (the generic equivalent of Toprol XR®) and enoxaparin sodium injection (the generic equivalent of Lovenox® Injection).

In the second quarter of 2018, we led the U.S. generics market in total prescriptions and new prescriptions, with approximately 576 million total prescriptions, representing 14.8% of total U.S. generic prescriptions according to IQVIA data.

COPAXONE revenues in our North America segment in the second quarter of 2018 decreased by 46% to $464 million, compared to the second quarter of 2017, mainly due to generic competition in the United States. COPAXONE revenues in the United States were $448 million in the second quarter of 2018.

Revenues of COPAXONE in our North America segment were 74% of global COPAXONE revenues in the second quarter of 2018, compared to 84% in the second quarter of 2017.

COPAXONE global sales accounted for approximately 13% of our global revenues in the second quarter of 2018 and a significantly higher percentage of our profits and cash flow from operations during this period.

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

The market for MS treatments continues to develop, particularly with the recent approvals of generic versions of COPAXONE discussed above, as well as additional generic versions expected to be approved in the future. Oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies.

BENDEKA and TREANDA combined revenues in our North America segment in the second quarter of 2018 decreased by 2% to $160 million, compared to the second quarter of 2017, mainly due to lower volumes, partially offset by higher pricing. In July 2018, the FDA granted our partner, Eagle Pharmaceuticals, Inc., seven years of orphan drug exclusivity in the United States for BENDEKA, which means that drug applications referencing BENDEKA will not be approved by the FDA until the orphan drug exclusivity expires in December 2022.

ProAir revenues in our North America segment in the second quarter of 2018 decreased by 7% to $115 million, compared to the second quarter of 2017, mainly due to lower net pricing. ProAir is the second-largest short-acting beta-agonist in the market, with an exit market share of 44.4% in terms of total number of prescriptions during the second quarter of 2018, compared to 46.1% in the second quarter of 2017. In June 2014, we settled a patent challenge to ProAir HFA with Perrigo Pharmaceuticals (“Perrigo”) permitting Perrigo to launch its generic product in limited quantities once it receives FDA approval and without quantity limitations after June 2018. In November 2017, we settled another patent challenge to ProAir HFA with Lupin Pharmaceuticals, Inc.

QVAR revenues in our North America segment in the second quarter of 2018 decreased by 69% to $30 million, compared to the second quarter of 2017. The decrease in sales in the second quarter of 2018 was mainly due to lower volumes during this quarter following wholesaler stocking in the first quarter of 2018 in connection with the launch of QVAR® RediHaler™. QVAR maintained its second-place position in the inhaled corticosteroids category in the United States, with an exit market share of 24.2% in terms of total number of prescriptions during the second quarter of 2018, compared to 37.1% in the second quarter of 2017.

AUSTEDO revenues in our North America segment in the second quarter of 2018 were $44 million. AUSTEDO was approved by the FDA and launched in April 2017 in the United States for the treatment of chorea associated with Huntington disease. In August 2017, the FDA approved AUSTEDO for the treatment of tardive dyskinesia.

Distribution revenues in our North America segment, which are generated by Anda, increased by 16% to $320 million in the second quarter of 2018, compared to the second quarter of 2017, mainly due to higher volumes. Our Anda business distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, next day delivery throughout the United States and competitive pricing.

Product Launches and Pipeline

In the second quarter of 2018, we launched the generic version of the following branded product in North America:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S.$ in millions (IQVIA))*
Potassium Citrate Extended-Release Tablets, USP 540 mg, 1080 mg & 1620 mg	Urocit®-K ER	May	$100

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

Our generic products pipeline in the United States includes, as of June 30, 2018, 312 product applications awaiting FDA approval, including 87 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended March 31, 2018 exceeding $109 billion, according to IQVIA. Approximately 70% of pending applications include a paragraph IV patent challenge and we believe we are first to file with respect to 108 of these products, or 128 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $65 billion in U.S. brand sales for the twelve months ended March 31, 2018, according to IQVIA.

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

In the second quarter of 2018, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name		Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Buprenorphine and Naloxone Buccal Film, 2.1 mg/0.3 mg, 4.2 mg/0.7 mg & 6.3 mg/1 mg	Bunavail	®	$ 19
Fulvestrant Injection, 250 mg/5 mL (50 mg/mL)	Faslodex	®	$511
Naloxone HCl Nasal Spray, 4 mg	Narcan	®	$ 66
Tobramycin Inhalation Solution, 300mg/4mL	Bethkis	®	$ 27

*	For the twelve months ended in the calendar quarter immediately prior to the receipt of tentative approval.

In the second quarter of 2018, our pipeline consisted of the following products:

Therapeutic Area	Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)
Neurology and Neuropsychiatry	AUSTEDO (deutetrabenazine)	Tourette syndrome	Oral	3 (December 2017)
	Laquinimod TV-46000 (risperidone LAI)	Huntington disease Schizophrenia	Oral LAI	2 (1) 3 (April 2018)
Migraine and Pain	Fremanezumab (anti CGRP)	Chronic and episodic migraine	Subcutaneous	Submitted to FDA (October 2017) (2)
		Chronic and episodic cluster headache	Subcutaneous	3 (November 2016) Chronic cluster headache discontinued (3)
		Post traumatic headache	Subcutaneous	2
	Fasinumab (4)	Osteoarthritis pain	Subcutaneous	3 (March 2016)
		Chronic lower back pain	Subcutaneous	2
Respiratory	CINQAIR/CINQAERO	Severe asthma with eosinophilia	Subcutaneous	3 (August 2015) (5)
	ProAir e-RespiClick™	Bronchospasm and exercise induced bronchitis	Oral inhalation	Submitted to FDA (September 2017)
Oncology	CT-P10 (6)	(biosimilar candidate to Rituxan® US)		Submitted to FDA (2017) Resubmitted to FDA (2018)
	CT-P6 (6)	(biosimilar candidate to Herceptin® US)		Submitted to FDA (2017) Resubmitted to FDA (2018)

(1)

Results of the phase 2 clinical trial evaluating the safety and efficacy of laquinimod as a treatment for Huntington’s disease were reported on July 31, 2018, and did not meet its primary endpoint. We are reviewing the full data to determine next steps.

(2)

On May 23, 2018, the FDA extended the goal date of the Biologics License Application (“BLA”) for fremanezumab. The Prescription Drug User Fee Act (PDUFA) action date for fremanezumab is set for September 16, 2018. We are preparing to launch the product immediately upon approval. In 2018, the European Medicines Agency (“EMA”) accepted the marketing authorization application for fremanezumab in the European Union in a centralized process.

(3)

On June 15, 2018, we announced the discontinuation of the fremanezumab trial for chronic cluster headache, following a pre-specified futility analysis that revealed that the primary endpoint of mean change from baseline in the monthly average number of cluster headache attacks during the 12-week treatment period is unlikely to be met. There were no safety concerns observed with fremanezumab treatment in the trial. The episodic cluster headache study is not affected and continues as planned.

(4)

Developed in collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”). In May 2018, Regeneron reported that an independent Data Monitoring Committee monitoring the ongoing safety and efficacy of the fasinumab clinical trials recommended that the higher dose-regimens be discontinued based on the risk benefit assessment, and that the program continue with the lower dose-regimens of fasinumab. Regeneron is modifying the trials accordingly.

(5)	In January 2018, we announced that the phase 3 study did not meet its primary endpoint. We are reviewing the full data to determine next steps.
(6)

Developed under collaboration agreement with Celltrion, Inc. (“Celltrion”). During the first quarter of 2018, Celltrion received complete response letters from the FDA regarding the BLAs for these biosimilar products. Celltrion is working on resolving all issues and resubmitted its marketing approvals for CT-P10 and CT-P6 to the FDA in May and June 2018, respectively.

North America Gross Profit

Gross profit from our North America segment in the second quarter of 2018 was $1.2 billion, a decrease of 42% compared to $2.1 billion in the second quarter of 2017. The decrease was mainly due to lower revenues from COPAXONE and generic products.

Gross profit margin for our North America segment in the second quarter of 2018 decreased to 53.2% from 64.9% in the second quarter of 2017. The decrease was mainly due to lower COPAXONE revenues (5.0 points) and continued price erosion of generic products (5.8 points).

North America R&D Expenses

R&D expenses relating to our North America segment in the second quarter of 2018 were $182 million, a decrease of 35% compared to $280 million in the second quarter of 2017.

For a description of our R&D expenses in the second quarter of 2018, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America S&M Expenses

S&M expenses relating to our North America segment in the second quarter of 2018 were $296 million, a decrease of 24% compared to $392 million in the second quarter of 2017. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.

North America G&A Expenses

G&A expenses relating to our North America segment in the second quarter of 2018 were $103 million, a decrease of 28% compared to $144 million in the second quarter of 2017. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.

North America Other Income

Other income from our North America segment in the second quarter of 2018 was $100 million, compared to $8 million in the second quarter of 2017. The increase was mainly due to legal recovery of lost profits, where U.S. patent infringement litigation had previously prevented a product’s sales.

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

Profit from our North America segment in the second quarter of 2018 was $722 million, a decrease of 42% compared to $1.3 billion in the second quarter of 2017. The decrease was mainly due to lower revenues from COPAXONE and generic products, partially offset by cost reductions and efficiency measures as part of the restructuring plan and higher other income.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018		2017
	(U.S.$ in millions / % of Segment Revenues)
Revenues	$1,328	100%	$1,295	100%
Gross profit	731	55.0%	692	53.4%
R&D expenses	73	5.4%	105	8.1%
S&M expenses	237	17.8%	296	22.8%
G&A expenses	78	5.8%	89	6.9%
Other income	(3)	§	(17)	(1.3%)

Segment profit*	$346	26.1%	219	16.9%

*

Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below for additional information.

§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the second quarter of 2018 were $1.3 billion, an increase of 3% or $33 million, compared to the second quarter of 2017. In local currency terms, revenues decreased by 5%, mainly due to the loss of revenues from the closure of our distribution business in Hungary and the sale of our women’s health business, partially offset by new generic product launches.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,		Percentage Change
	2018	2017	2017-2018
	(U.S.$ in millions)
Generic products	$907	$822	10%
COPAXONE	140	138	1%
Respiratory products	106	84	26%

Generic products revenues in our Europe segment in the second quarter of 2018, including OTC products, increased by 10% to $907 million, compared to the second quarter of 2017. In local currency terms, revenues increased by 3%, mainly due to new product launches, partially offset by price reductions.

COPAXONE revenues in our Europe segment in the second quarter of 2018 increased by 1% to $140 million, compared to the second quarter of 2017. In local currency terms, revenues decreased by 7%, mainly due to price reductions resulting from the entry of generic competition.

Revenues of COPAXONE in our Europe segment were 22% of global COPAXONE revenues in the second quarter of 2018, compared to 14% in the second quarter of 2017.

For further information about COPAXONE, see “—North America Revenues—Revenues by Major Product” above.

Respiratory products revenues in our Europe segment in the second quarter of 2018 increased by 26% to $106 million, compared to the second quarter of 2017. In local currency terms, revenues increased by 18%, mainly due to the launch of BRALTUS® in 2017.

Product Launches and Pipeline

As of June 30, 2018, our generic products pipeline in Europe included 406 generic approvals relating to 71 compounds in 142 formulations, and approximately 1,417 marketing authorization applications pending approval in 37 European countries, relating to 191 compounds in 388 formulations, including two applications pending with the EMA for one strength in 30 countries.

For information regarding our specialty pipeline and launches in the second quarter of 2018, see “—North America Segment —Product Launches and Pipeline.”

Europe Gross Profit

Gross profit from our Europe segment in the second quarter of 2018 was $731 million, an increase of 6% compared to $692 million in the second quarter of 2017. The increase was mainly due to the positive impact of currency fluctuations, partially offset by the loss of revenues from the sale of our women’s health business.

Gross profit margin for our Europe segment in the second quarter of 2018 increased to 55.0%, from 53.4% in the second quarter of 2017. The increase was mainly due to the closure of our distribution business in Hungary (2.0 points).

Europe R&D Expenses

R&D expenses relating to our Europe segment in the second quarter of 2018 were $73 million, a decrease of 30% compared to $105 million in the second quarter of 2017.

For a description of our R&D expenses in the second quarter of 2018, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the second quarter of 2018 were $237 million, a decrease of 20% compared to $296 million in the second quarter of 2017. The decrease was mainly due to cost reductions as part of the restructuring plan, partially offset by currency fluctuations.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the second quarter of 2018 were $78 million, a decrease of 12% compared to $89 million in the second quarter of 2017. The decrease was mainly due to cost reductions as part of the restructuring plan, partially offset by currency fluctuations.

Europe Profit

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

Profit from our Europe segment in the second quarter of 2018 was $346 million, an increase of 58% compared to $219 million in the second quarter of 2017. The increase was mainly due to cost reductions and efficiency measures as part of the restructuring plan.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018		2017
	(U.S.$ in millions / % of Segment Revenues)
Revenues	$789	100%	$885	100%
Gross profit	328	41.6%	400	45.2%
R&D expenses	25	3.1%	47	5.3%
S&M expenses	130	16.4%	187	21.1%
G&A expenses	37	4.5%	45	5.1%
Other income	(3)	§	—	§

Segment profit*	$139	17.6%	$121	13.7%

*

Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below for additional information.

§	Represents an amount less than 0.5%.

International Markets Revenues

Our International Markets segment includes all countries other than those in our North America and Europe segments. Our key international markets are Japan, Israel and Russia. The countries in this category range from highly regulated, pure generic markets, such as Israel, to hybrid markets, such as Japan, to branded generics oriented markets, such as Russia and certain Commonwealth of Independent States (CIS), Latin American and Asia Pacific markets.

Revenues from our International Markets segment in the second quarter of 2018 were $789 million, a decrease of $96 million, or 11%, compared to the second quarter of 2017. In local currency terms, revenues decreased 9% compared to the second quarter of 2017, mainly due to lower sales in Japan (resulting from the milestone payment received from Otsuka in the second quarter of 2017), lower sales in Russia, the effect of the deconsolidation of our subsidiaries in Venezuela and the loss of revenues from the sale of our women’s health business, partially offset by higher sales in Israel.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three ended June 30, 2018 and 2017:

	Three months ended
	June 30,		Percentage Change
	2018	2017	2017-2018
	(U.S.$ in millions)
Generic products	$537	$604	(11%)
COPAXONE	22	26	(15%)
Distribution	154	135	14%

Generic products revenues in our International Markets segment in the second quarter of 2018, which include OTC products, decreased by 11% to $537 million compared to the second quarter of 2017. In local currency terms, revenues decreased by 9%, mainly due to lower sales in Russia and the effect of the deconsolidation of our subsidiaries in Venezuela.

COPAXONE revenues in our International Markets segment in the second quarter of 2018 decreased by 15% to $22 million, compared to the second quarter of 2017. In local currency terms, revenues decreased by 4%.

For further information about COPAXONE, see “—North America Revenues—Revenues by Major Product” above.

Distribution revenues in our International Markets segment in the second quarter of 2018 increased by 14% to $154 million, compared to the second quarter of 2017. In local currency terms, revenues increased by 14%, mainly due to higher sales in Israel.

International Markets Gross Profit

Gross profit from our International Markets segment in the second quarter of 2018 was $328 million, a decrease of 18% compared to $400 million in the second quarter of 2017.

Gross profit margin for our International Markets segment in the second quarter of 2018 decreased to 41.6%, from 45.2% in the second quarter of 2017. The decrease was mainly due to lower gross profit in Japan (3.4 points) and Russia (1.8 points), the effect of the deconsolidation of our subsidiaries in Venezuela (1.3 points), partially offset by higher gross profit in Israel (1.5 points), Peru (0.5 points) and Chile (0.4 points).

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the second quarter of 2018 were $25 million, a decrease of 47% compared to $47 million in the second quarter of 2017.

For a description of our R&D expenses in the second quarter of 2018, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the second quarter of 2018 were $130 million, a decrease of 30% compared to $187 million in the second quarter of 2017. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the second quarter of 2018 were $37 million, a decrease of 18% compared to $45 million in the second quarter of 2017. The decrease was mainly due to cost reductions as part of the restructuring plan.

International Markets Profit

Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below.

Profit from our International Markets segment in the second quarter of 2018 was $139 million, compared to $121 million in the second quarter of 2017. The increase was mainly due to cost reductions and efficiency measures as part of the restructuring plan.

During the fourth quarter of 2017, we deconsolidated our subsidiaries in Venezuela from our financial results after concluding that we did not meet the accounting criteria for control over our wholly-owned subsidiaries in Venezuela and that we no longer had significant influence over such subsidiaries. Consequently, results of operations of our subsidiaries in Venezuela are not included in our financial results for the second quarter of 2018. We recorded $24 million in revenues and $2 million in operating income in the second quarter of 2017 with respect to our subsidiaries in Venezuela. We exclude these changes in revenues and operating profit in Venezuela from any discussion of local currency results.

Other Activities

We have other sources of revenues, primarily the sale of API to third parties and certain contract manufacturing services. Our other activities are not included in our North America, Europe or International Markets segments described above.

Our revenues from other activities in the second quarter of 2018 decreased by 13.5% to $321 million. In local currency terms, revenues decreased by 16%, mainly due to lower API sales to third parties.

API sales to third parties in the second quarter of 2018 decreased by 9% to $186 million. In local currency terms, revenues decreased by 9%, mainly due to fewer product launches in the second quarter of 2018.

Teva Consolidated Results

Revenues

Revenues in the second quarter of 2018 were $4.7 billion, a decrease of 18%, or 19% in local currency terms, compared to the second quarter of 2017, mainly due to continued price erosion in our U.S. generics business, generic competition to COPAXONE and loss of revenues following the divestment of certain products and discontinuation of certain activities. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the second quarter of 2018 in comparison with the second quarter of 2017 positively impacted revenues by $92 million.

Gross Profit

Gross profit in the second quarter of 2018 was $2.1 billion, a decrease of 28% compared to the second quarter of 2017. The decrease was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”

Gross profit as a percentage of revenues was 43.8% in the second quarter of 2018, compared to 49.9% in the second quarter of 2017.

The decrease in gross profit as a percentage of revenues was mainly due to lower profitability in North America (7.7 points) resulting from price erosion in our U.S. generics business and a decline in COPAXONE revenues due to generic competition, the sale of our women’s health business (1.0 points) and higher accelerated depreciation (0.3 points), partially offset by lower amortization expenses (2.2 points), higher profitability in Europe (0.8 points) and lower remediation expenses (0.2 points).

Research and Development (R&D) Expenses

Net R&D expenses in the second quarter of 2018 were $290 million, a decrease of 38% compared to the second quarter of 2017.

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

In the second quarter of 2018, our R&D expenses were primarily related to generic products in our North America segment, as well as specialty product candidates in the pain, respiratory, migraine and headache therapeutic areas, with additional activities in selected other areas.

Our lower R&D expenses in the second quarter of 2018 compared to the second quarter of 2017 primarily resulted from pipeline optimization, phase 3 studies that ended and related headcount reductions, partially offset by higher costs due to an increase in phase 3 clinical activities (primarily fasinumab, in collaboration with Regeneron).

R&D expenses as a percentage of revenues were 6.2% in the second quarter of 2018, compared to 8.2% in the second quarter of 2017.

Selling and Marketing (S&M) Expenses

S&M expenses in the second quarter of 2018 were $710 million, a decrease of 25% compared to the second quarter of 2017. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”

S&M expenses as a percentage of revenues were 15.1% in the second quarter of 2018, compared to 17% in the second quarter of 2017.

General and Administrative (G&A) Expenses

G&A expenses in the second quarter of 2018 were $316 million, a decrease of 12.9% compared to the second quarter of 2017. Our G&A expenses were primarily the result of the factors discussed above under “—North America Segment— G&A Expenses,” “—Europe Segment— G&A Expenses” and “—International Markets Segment— G&A Expenses,” as well as cost reductions in certain corporate functions as part of the restructuring plan.

G&A expenses as a percentage of revenues were 6.7% in the second quarter of 2018, compared to 6.3% in the second quarter of 2017.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $715 million for other asset impairments, restructuring and other items in the second quarter of 2018, compared to expenses of $419 million in the second quarter of 2017. See note 14 to our consolidated financial statements. The expenses in the second quarter of 2018, mainly consisted of:

Impairments

•	Impairments of long-lived intangible assets of $520 million, mainly consisting of:
a)

IPR&D assets of $444 million, mainly related to revaluation of generic products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, legal landscape, launch date or discount rate).

b)

Identifiable product rights of $67 million, mainly due to updated market assumptions regarding price, volume and/or other status changes related to products acquired from Actavis Generics currently marketed in the United States.

•	Impairments of property, plant and equipment of $28 million.

In July 2018, the FDA completed an inspection of our manufacturing plant in Davie, Florida in the United States and issued a Form FDA-483 to the site. We are working diligently to investigate the FDA’s observations in a manner consistent with Current Good Manufacturing Practices (CGMPs) and to address those observations as quickly and as thoroughly as possible. The impact of such investigation and remediation on the financial statements in the second quarter of 2018 was immaterial. However, if we are unable to remediate the findings in a timely manner, we may face additional consequences, including potential delays in FDA approval for future products from the site, other financial implications due to loss of revenues, inventory write offs, customer penalties, idle capacity charges and other costs of remediation.

In July 2018, we announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of an unexpected impurity in the API provided by a third party supplier used in the production of such medicines. The impact of this recall on the financial statements in the second quarter of 2018 was $41 million related to recall and inventory reserves. Depending on the duration of the API outage and severity of the impurity, we may face additional loss of revenues and profits, customer penalties and/or other litigation costs.

Restructuring

In the second quarter of 2018, we recorded $107 million of restructuring expenses, compared to $98 million in the second quarter of 2017. The expenses in the second quarter of 2018 were primarily related to headcount reductions across all functions, as part of the restructuring plan announced in 2017.

The two-year restructuring plan announced in 2017 is intended to reduce our total cost base by $3 billion by the end of 2019.

Since the announcement, we reduced our global headcount by approximately 8,300 full-time-equivalent employees.

Goodwill Impairment

In the second quarter of 2018, we recorded a goodwill impairment of $120 million, driven by the change in fair value of our Mexico reporting unit. See note 7 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

In the second quarter of 2018, we recorded expenses of $20 million for legal settlements and loss contingencies, compared to expenses of $324 million in the second quarter of 2017. The expenses in the second quarter of 2017 mainly consisted of a reserve for a judgement in GSK’s favor in connection with the carvedilol patent litigation (which judgement was subsequently reversed in the first quarter of 2018).

Other Income

Other income in the second quarter of 2018 was $96 million, compared to $24 million in the second quarter of 2017. Other income was primarily the result of the factors discussed above under “—North America Segment— Other Income.”

Other income as a percentage of revenues was 2% in the second quarter of 2018, compared to 0.4% in the second quarter of 2017.

Operating Loss

Operating loss was $14 million in the second quarter of 2018, compared to a loss of $5.7 billion in the second quarter of 2017. The decrease in operating loss was mainly due to the $6.1 billion goodwill impairment charge recorded in the second quarter of 2017.

The following table presents a reconciliation of our segment profits to our consolidated operating loss and to consolidated loss before income taxes for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,
	2018	2017
	(U.S.$ in millions)
North America profit	$722	$1,250
Europe profit	346	219
International Markets profit	139	121

Total segment profit	1,207	1,590
Profit of other activities	31	7

	1,238	1,597
Amounts not allocated to segments:
Amortization	302	411
Other asset impairments, restructuring and other items	715	419
Goodwill impairment	120	6,100
Loss on divestitures, net of divestitures related costs	10	—
Inventory step-up	—	3
Other R&D expenses	—	21
Costs related to regulatory actions taken in facilities	4	15
Legal settlements and loss contingencies	20	324
Other unallocated amounts	81	44
Consolidated operating loss	(14)	(5,740)
Financial expenses, net	236	238
Consolidated loss before income taxes	$(250)	$(5,978)

The increase in operating margin was 100.3 points, mainly due to the $6.1 billion goodwill impairment charge recorded in the second quarter of 2017 (104.1 points).

During the fourth quarter of 2017, we deconsolidated our subsidiaries in Venezuela from our financial results. Consequently, results of operations of our subsidiaries in Venezuela are not included in our financial results for the second quarter of 2018.

Financial Expenses, Net

Financial expenses were $236 million in the second quarter of 2018, compared to $238 million in the second quarter of 2017. The decrease was mainly due to lower hedging and derivatives expenses as well as net gain from marketable securities, partially offset by higher interest expenses resulting from the $4.5 billion high-yield bond issuance in March 2018 and lower financial income.

Tax Rate

In the second quarter of 2018, we recognized a tax benefit of $76 million, or 30%, on pre-tax loss of $250 million. In the second quarter of 2017, we recognized a tax benefit of $22 million, on pre-tax loss of $6 billion. Our tax rate for the second quarter of 2018 was mainly affected by the mix of products sold in different geographies.

The statutory Israeli corporate tax rate is 23% in 2018. Our tax rate differs from the Israeli statutory tax rate mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.

Share in (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net in the second quarter of 2018 was $8 million, compared to share in losses of $14 million in the second quarter of 2017.

Net Loss

Net loss attributable to Teva was $176 million in the second quarter of 2018, compared to net loss of $6.0 billion in the second quarter of 2017.

Net loss attributable to ordinary shareholders was $241 million in the second quarter of 2018, compared to net loss of $6.0 billion in the second quarter of 2017.

The difference was mainly due to the $6.1 billion goodwill impairment charge recorded in the second quarter of 2017.

Diluted Shares Outstanding and Loss per Share

The weighted average diluted shares outstanding used for the fully diluted share calculation for the three months ended June 30, 2018 and 2017 were 1,018 million and 1,017 million shares, respectively.

In computing loss per share for the three months ended June 30, 2018 and 2017, no account was taken of the potential dilution by the assumed exercise of employee stock options and non-vested RSUs granted under employee stock compensation plans, since they had an anti-dilutive effect on loss per share.

Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 63 million shares (including shares that may be issued due to unpaid dividends to date) for the three months ended June 30, 2018 and 59 million shares for the three months ended June 30, 2017, as well as for the convertible senior debentures for the respective periods, since both had an anti-dilutive effect on loss per share.

Diluted loss per share was $0.24 in the second quarter of 2018, compared to a loss per share of $5.94 in the second quarter of 2017.

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

As of June 30, 2018 and 2017, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,109 million and 1,082 million, respectively.

Impact of Currency Fluctuations on Results of Operations

In the second quarter of 2018, approximately 53% of our revenues came from sales outside of the United States. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, Polish zloty, Argentinian peso and Russian ruble) impact our results. During the second quarter of 2018, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis, by magnitude of impact): Argentinean peso by 32% and Russian ruble by 8%. During the second quarter of 2018, the following main currencies relevant to our operations increased in value against the U.S. dollar: euro by 9%, British pound by 6%, Japanese yen by 2% and Polish zloty by 7%.

As a result, exchange rate movements during the second quarter of 2018, in comparison with the second quarter of 2017, positively impacted overall revenues by $92 million and our operating income by $14 million.

In light of the economic conditions in Argentina, we will apply highly inflationary accounting to our Argentina subsidiaries beginning in the third quarter of 2018. The effect of the changes in the exchange rate under high-inflationary accounting is not expected to have a material impact on our results of operations.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

The factors used to explain quarterly changes on a year-over-year basis are also generally relevant to a comparison of the results for the six months ended June 30, 2018 and 2017. Additional factors affecting the six months comparison are described below.

The following table sets forth, for the periods indicated, certain financial data derived from our U.S. GAAP financial statements:

	Percentage of Net Revenues Six Months Ended		Percentage Change
	June 30,
	2018	2017	2018 - 2017
	%	%	%
Net revenues	100.0	100.0	(14)
Gross profit	45.1	50.1	(23)
Research and development expenses	6.2	7.9	(33)
Selling and marketing expenses	15.2	16.7	(22)
General and administrative expenses	6.6	6.4	(12)
Other asset impairments, restructuring and other items	14.5	5.8	116
Goodwill impairment	3.1	53.6	(95)
Legal settlements and loss contingencies	(12.9)	3.1	—
Other income	(3.1)	(0.8)	211
Operating income (loss)	15.5	(42.6)	—
Financial expenses, net	5.2	3.9	14
Income (loss) before income taxes	10.3	(46.5)	—
Income taxes (benefit)	(0.3)	0.3	—
Share in losses of associated companies, net	0.7	*	—
Net income attributable to non-controlling interests	0.2	*	—
Net income (loss) attributable to Teva	9.7	(46.8)	—
Dividends on preferred shares	1.3	1.1	—
Net income (loss) attributable to ordinary shareholders	8.4	(47.9)	—

*	Represents an amount less than 0.5%.

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018		2017
	(U.S.$ in millions / % of Segment Revenues)
Revenues	$4,794	100%	$6,409	100%
Gross profit	2,635	55.0%	4,138	64.6%
R&D expenses	370	7.7%	547	8.6%
S&M expenses	601	12.5%	833	13.0%
G&A expenses	229	4.8%	283	4.4%
Other income	(202)	(4.2%)	(81)	(1.3%)

Segment profit*	$1,637	34.2%	$2,556	39.9%

*

Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below for additional information.

North America Revenues

Our North America segment includes the United States and Canada. Revenues from our North America segment in the first six months of 2018 were $4.8 billion, a decrease of $1.6 billion, or 25%, compared to the first six months of 2017.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,		Percentage Change
	2018	2017	2017 - 2018
	(U.S.$ in millions)
Generic products	$2,035	$2,746	(26%)
COPAXONE	940	1,656	(43%)
BENDEKA / TREANDA	341	319	7%
ProAir	245	244	§
QVAR	137	181	(24%)
AUSTEDO	74	1	NA
Distribution	651	570	14%

§	Represents an amount less than 0.5%.

North America Gross Profit

Gross profit from our North America segment in the first six months of 2018 was $2.6 billion, a decrease of 36% compared to $4.1 billion in the first six months of 2017.

Gross profit margin for our North America segment in the first six months of 2018 decreased to 55.0% from 64.6% in the first six months of 2017.

North America R&D Expenses

R&D expenses relating to our North America segment in the first six months of 2018 were $370 million, a decrease of 32% compared to $547 million in the first six months of 2017.

North America S&M Expenses

S&M expenses relating to our North America segment in the first six months of 2018 were $601 million, a decrease of 28% compared to $833 million in the first six months of 2017.

North America G&A Expenses

G&A expenses relating to our North America segment in the first six months of 2018 were $229 million, a decrease of 19% compared to $283 million in the first six months of 2017.

North America Other Income

Other income from our North America segment in the first six months of 2018 was $202 million, compared to $81 million in the first six months of 2017.

North America Profit

Profit from our North America segment in the first six months of 2018 was $1.6 billion, a decrease of 36% compared to $2.6 billion in the first six months of 2017.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018		2017
	(U.S.$ in millions / % of Segment Revenues)
Revenues	$2,770	100%	$2,636	100%
Gross profit	1,528	55.2%	1,426	54.1%
R&D expenses	146	5.2%	211	8.0%
S&M expenses	492	17.8%	575	21.8%
G&A expenses	169	6.1%	168	6.4%
Other income	(2)	§	(15)	(0.6%)

Segment profit*	$723	26.1%	$487	18.5%

*

Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below for additional information.

§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the first six months of 2018 were $2.8 billion, an increase of 5% or $134 million, compared to the first six months of 2017. In local currency terms, revenues decreased by 5% compared to the first six months of 2017.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,		Percentage Change
	2018	2017	2017-2018
	(U.S.$ in millions)
Generic products	$1,904	$1,672	14%
COPAXONE	293	290	1%
Respiratory products	219	168	30%

Europe Gross Profit

Gross profit from our Europe segment in the first six months of 2018 was $1.5 billion, an increase of 7% compared to $1.4 billion in the first six months of 2017.

Gross profit margin for our Europe segment in the first six months of 2018 increased to 55.2% from 54.1% in the first six months of 2017.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first six months of 2018 were $146 million, a decrease of 31% compared to $211 million in the first six months of 2017.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first six months of 2018 were $492 million, a decrease of 14% compared to $575 million in the first six months of 2017.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first six months of 2018 were $169 million, an increase of 1% compared to $168 million in the first six months of 2017.

Europe Profit

Profit from our Europe segment in the first six months of 2018 was $723 million, an increase of 48% compared to $487 million in the first six months of 2017.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018		2017
	(U.S.$ in millions / % of Segment Revenues)
Revenues	$1,539	100%	$1,603	100%
Gross profit	641	41.7%	692	43.2%
R&D expenses	49	3.2%	94	5.9%
S&M expenses	264	17.1%	345	21.5%
G&A expenses	78	5.1%	93	5.8%
Other income	(11)	(0.7%)	(1)	§

Segment profit*	$261	17.0%	$161	10.0%

*

Segment profit does not include amortization and certain other items. The data presented for prior periods have been conformed to reflect the changes to our segment reporting commencing in the first quarter of 2018. See note 17 to our consolidated financial statements and “—Teva Consolidated Results—Operating Income” below for additional information.

§	Represents an amount less than 0.5%.

International Markets Revenues

Our International Markets segment includes all countries other than those in our North America and Europe segments. Revenues from our International Markets segment in the first six months of 2018 were $1.5 billion, a decrease of $64 million, or 4%, compared to the first six months of 2017. In local currency terms, revenues decreased by 5% compared to the first six months of 2017.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,		Percentage Change
	2018	2017	2017-2018
	(U.S.$ in millions)
Generic products	$1,025	$1,090	(6%)
COPAXONE	38	47	(19%)
Distribution	307	260	18%

International Markets Gross Profit

Gross profit from our International Markets segment in the first six months of 2018 was $641 million, a decrease of 7% compared to $692 million in the first six months of 2017.

Gross profit margin for our International Markets segment in the first six months of 2018 decreased to 41.7%, from 43.2% in the first six months of 2017.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first six months of 2018 were $49 million, a decrease of 48% compared to $94 million in the first six months of 2017.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first six months of 2018 were $264 million, a decrease of 23% compared to $345 million in the first six months of 2017.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first six months of 2018 were $78 million, a decrease of 16% compared to $93 million in the first six months of 2017.

International Markets Profit

Profit from our International Markets segment in the first six months of 2018 was $261 million, compared to $161 million in the first six months of 2017.

During the fourth quarter of 2017, we deconsolidated our subsidiaries in Venezuela from our financial results after concluding that we did not meet the accounting criteria for control over our wholly-owned subsidiaries in Venezuela and that we no longer had significant influence over such subsidiaries. Consequently, results of operations of our subsidiaries in Venezuela are not included in our financial results for the first six months of 2018. We recorded $45 million in revenues and $4 million in operating income in the first six months of 2017 with respect to our subsidiaries in Venezuela. We exclude these changes in revenues and operating profit in Venezuela from any discussion of local currency results.

Other Activities

Our revenues from other activities in the first six months of 2018 decreased by 8.2% to $663 million. In local currency terms, revenues decreased by 12.1%.

API sales to third parties in the first six months of 2018 decreased by 9% to $365 million. In local currency terms, revenues decreased by 9.7%.

Teva Consolidated Results

Revenues

Revenues in the first six months of 2018 were $9.8 billion, a decrease of 14%, or 17% in local currency terms, compared to the first six months of 2017.

Exchange rate movements during the first six months of 2018 in comparison with the first six months of 2017 positively impacted revenues by $332 million.

Gross Profit

Gross profit in the first six months of 2018 was $4.4 billion, a decrease of $1.3 billion, compared to the first six months of 2017.

Gross profit as a percentage of revenues was 45.1% in the first six months of 2018, compared to 50.1% in the first six months of 2017.

Research and Development (R&D) Expenses

Net R&D expenses in the first six months of 2018 were $607 million, a decrease of 33% compared to the first six months of 2017.

R&D expenses as a percentage of revenues were 6.2% in the first six months of 2018, compared to 7.9% in the first six months of 2017.

Selling and Marketing (S&M) Expenses

S&M expenses in the first six months of 2018 were $1.5 billion, a decrease of 22% compared to the first six months of 2017.

S&M expenses as a percentage of revenues were 15.2% in the first six months of 2018, compared to 16.7% in the first six months of 2017.

General and Administrative (G&A) Expenses

G&A expenses in the first six months of 2018 were $645 million, a decrease of 12% compared to the first six months of 2017.

G&A expenses as a percentage of revenues were 6.6% in the first six months of 2018, compared to 6.4% in the first six months of 2017.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $1.4 billion for other asset impairments, restructuring and other items in the first six months of 2018, compared to expenses of $659 million in the first six months of 2017. See note 14 to our consolidated financial statements. The expenses in the first six months of 2018 mainly consisted of:

Impairments

•	Impairments of long-lived intangible assets of $727 million, mainly consisting of:

a)

IPR&D assets of $561 million, mainly related to revaluation of generic products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, legal landscape, launch date or discount rate).

b)

Identifiable product rights of $143 million due to updated market assumptions regarding price, volume and/or other status changes related to products acquired from Actavis Generics currently marketed in the United States.

•	Impairments of property, plant and equipment of $253 million, mainly consisting of:

a)	$155 million related to the restructuring plan, including:

•	$113 million related to site closures in Israel; and

•	$42 million related to the consolidation of headquarters and distribution sites in the United States.

b)	Other impairment costs, mainly $64 million related to a plant located in India in connection with the P&G separation agreement. See note 3 to our consolidated financial statements.

Restructuring

In the first six months of 2018, we recorded $354 million of restructuring expenses, compared to $228 million in the first six months of 2017. The expenses in the first six months of 2018 were primarily related to headcount reductions across all functions.

Goodwill Impairment

In the first six months of 2018, we recorded goodwill impairments of $300 million, compared to a $6.1 billion goodwill impairment charge recorded in the first six months of 2017. See note 7 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

In the first six months of 2018, we recorded income of $1.3 billion, compared to an expense of $344 million in the first six months of 2017. The income in the first six months of 2018 consisted primarily of the working capital adjustment settlement with Allergan, the Rimsa settlement and reversal of the reserve recorded in the second quarter of 2017 with respect to the carvedilol patent litigation, following reversal of the verdict in GSK’s favor (see note 15 to our consolidated financial statements).

Other Income

Other income in the first six months of 2018 was $299 million, compared to $96 million in the first six months of 2017.

Other income as a percentage of revenues was 3.1% in the first six months of 2018, compared to 0.8% in the first six months of 2017.

Operating Income (Loss)

Operating income was $1.5 billion in the first six months of 2018, compared to a loss of $4.8 billion in the first six months of 2017.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
	(U.S.$ in millions)
North America profit	$1,637	$2,556
Europe profit	723	487
International Markets profit	261	161

Total segment profit	2,621	3,204
Profit of other activities	52	14

	2,673	3,218
Amounts not allocated to segments:
Amortization	612	731
Other asset impairments, restructuring and other items	1,422	659
Goodwill impairment	300	6,100
Gain on divestitures, net of divestitures related costs	(83)	—
Inventory step-up	—	67
Other R&D expenses	22	26
Costs related to regulatory actions taken in facilities	5	49
Legal settlements and loss contingencies	(1,258)	344
Other unallocated amounts	142	87

Consolidated operating income (loss)	1,511	(4,845)

Financial expenses—net	507	445

Consolidated income (loss) before income taxes	$1,004	$(5,290)

Financial Expenses, Net

Financial expenses were $507 million in the first six months of 2018, compared to $445 million in the first six months of 2017.

Financial expenses in the first six months of 2018 were mainly comprised of interest expenses of $449 million and $60 million of early redemption charges and accelerated amortization related to the repayment of senior notes and term loans in the first quarter of 2018. Financial expenses in the first six months of 2017 were mainly comprised of interest expenses of $436 million, $50 million loss from net foreign exchange fluctuations and financial derivatives, partially offset by gain of $36 million from the sale of Mylan shares during the first quarter of 2017.

Tax Rate

In the first six months of 2018, we recognized a tax benefit of $30 million, on pre-tax income of $1 billion. In the first six months of 2017, income taxes were $32 million, on pre-tax loss of $5.3 billion. Our tax rate for the first six months of 2018 was mainly affected by one-time legal settlements and divestments with a low corresponding tax effect.

Share in Losses of Associated Companies, Net

Share in losses of associated companies, net in the first six months of 2018 was $66 million, compared to share in losses of $7 million in the first six months of 2017.

Net Income (Loss)

Net income attributable to Teva was $944 million in the first six months of 2018, compared to net loss of $5.3 billion in the first six months of 2017.

Net income attributable to ordinary shareholders was $814 million in the first six months of 2018, compared to net loss of $5.5 billion in the first six months of 2017.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculation for the six months ended June 30, 2018 and 2017 were 1,020 million and 1,016 million shares, respectively.

Diluted earnings per share for the six months ended June 30, 2018 take into account the potential dilution that could occur upon the exercise of options and non-vested RSUs granted under employee stock compensation plans, using the treasury stock method. In computing loss per share for the six months ended June 30, 2017, no account was taken of the potential dilution by the assumed exercise of employee stock options and non-vested RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.

Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 65 million shares (including shares that may be issued due to unpaid dividends to date) for the six months ended June 30, 2018 and 59 million shares for the six months ended June 30, 2017, as well as for the convertible senior debentures for the respective periods, since both had an anti-dilutive effect on earnings (loss) per share.

Diluted earnings per share were $0.8 in the first six months of 2018, compared to a loss per share of $5.37 in the first six months of 2017.

Impact of Currency Fluctuations on Results of Operations

In the first six months of 2018, approximately 52% of our revenues came from sales outside of the United States. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Polish zloty, new Israeli shekel, Japanese yen and Argentinean peso) impact our results. During the first six months of 2018, the Argentinean peso decreased by 27% in value against the U.S. dollar (compared on a six-monthly average basis). During the first six months of 2018, the following main currencies relevant to our operations increased in value against the U.S. dollar: euro by 12%, British pound by 9%, Polish zloty by 13%, new Israeli shekel by 4% and Japanese yen by 3% (all compared on a six-monthly average basis, by magnitude of impact).

As a result, exchange rate movements during the first six months of 2018 positively impacted overall revenues by $332 million and increased our operating income by $51 million, in comparison to the first six months of 2017.

Liquidity and Capital Resources

Total balance sheet assets were $67.0 billion as of June 30, 2018, compared to $69.2 billion as of March 31, 2018.

Our working capital balance, which includes trade receivables net of SR&A, inventories, prepaid expenses and other current assets, trade payables, employee-related obligations, accrued expenses and other current liabilities, was negative $0.1 billion as of June 30, 2018, compared to negative $0.2 billion as of March 31, 2018.

Investment in property, plant and equipment in the second quarter of 2018 was approximately $0.1 billion, compared to $0.2 billion in the first quarter of 2018. Depreciation was $0.2 billion in the second quarter of 2018, flat compared to the first quarter of 2018.

Cash and cash equivalents and short-term and long-term investments as of June 30, 2018 were $1.9 billion compared to $1.5 billion as of March 31, 2018, mainly due to free cash flow generated during the quarter.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.

Our principal sources of short-term liquidity are our existing cash investments, liquid securities and available credit facilities, primarily our $3 billion syndicated revolving line of credit, which was not utilized as of June 30, 2018, as well as internally generated funds, which we believe are sufficient to meet our financial obligations in the ordinary course of business for at least twelve months.

Debt Balance and Movements

As of June 30, 2018, our debt was $30.2 billion, compared to $30.8 billion as of March 31, 2018. The decrease was mainly due to exchange rate fluctuations.

In January 2018, we prepaid in full $15 million of our U.S. dollar debentures.

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

In July 2018, we repaid at maturity our CHF 300 million 0.125% senior notes.

Our debt as of June 30, 2018 was effectively denominated in the following currencies: 64% in U.S. dollars, 31% in euros and 5% in Swiss francs.

The portion of total debt classified as short-term as of June 30, 2018 was 4%, which was the same as of March 31, 2018.

Our financial leverage was 61% as of June 30, 2018, compared to 60% as of March 31, 2018.

Our average debt maturity was approximately 7.0 years as of June 30, 2018, compared to 7.3 years as of March 31, 2018.

Total Equity

Total equity was $19.4 billion as of June 30, 2018, compared to $20.1 billion as of March 31, 2018. The decrease was mainly due to $711 million in exchange rate fluctuations, partially offset by $100 million of unrealized gain associated with hedging activity in the second quarter of 2018.

Exchange rate fluctuations affected our balance sheet, as approximately 57% of our net assets in the second quarter of 2018 (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to March 31, 2018, changes in currency rates had a negative impact of $711 million on our equity as of June 30, 2018, mainly due to the change in value against the U.S. dollar of: the euro by 3%, the Mexican peso by 8%, the Japanese yen by 6%, the British pound by 4% and the Polish zloty by 2%. All comparisons are on a quarter-end to quarter-end basis.

Cash Flow

Cash flow generated from operating activities during the second quarter of 2018 was $162 million, compared to $435 million in the second quarter of 2017. The decrease was mainly due to higher beneficial interest collected in exchange for securitized trade receivables and higher payments related to the restructuring plan during the second quarter of 2018.

Cash flow generated from operating activities in the second quarter of 2018, net of cash used for capital investments and beneficial interest collected in exchange for securitized trade receivables, was $559 million, compared to $567 million in the second quarter of 2017.

Dividends

In December 2017, we announced an immediate suspension of dividends on our ordinary shares and ADSs and that dividends on our mandatory convertible preferred shares will be evaluated on a quarterly basis per current practice.

We have suspended cash dividends on our mandatory convertible preferred shares in the second quarter of 2018 due to our accumulated deficit.

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

In September 2017, we entered into a partnership agreement with Nuvelution for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. Nuvelution will fund and manage clinical development, driving all operational aspects of the phase 3 program, and we will lead the regulatory process and be responsible for commercialization. Upon and subject to FDA approval of AUSTEDO for Tourette syndrome, we will pay Nuvelution a pre-agreed return.

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

Our principal sources of short-term liquidity are our existing cash investments, liquid securities and available credit facilities, primarily our $3 billion syndicated revolving credit facility (“RCF”), which was not utilized as of June 30, 2018, as well as internally generated funds.

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

As of June 30, 2018, we did not have any outstanding debt under the RCF, which is our only debt subject to the net debt to EBITDA covenant. Assuming utilization of the RCF and under specified circumstances, including non-compliance with such covenants and the unavailability of any waiver, amendment or other modification thereto and the expiration of any applicable grace period thereto, substantially all of our other debt could be negatively impacted by non-compliance with such covenants. We have sufficient resources to meet our financial obligations in the ordinary course of business for at least twelve months from the date of the release of this Quarterly Report.

Supplemental Non-GAAP Income Data

We utilize certain non-GAAP financial measures to evaluate performance, in conjunction with other performance metrics. The data presented in the tables below are the results used by management and our board of directors to evaluate our operational performance, to compare against work plans and budgets, and ultimately to evaluate the performance of management. For example, each year we prepare a detailed work plan for the next fiscal year. This work plan is used to manage the business and to measure the performance of management. All such plans are prepared on a basis comparable to the presentation below, without taking into account those elements that are excluded from our non-GAAP financial measures. In addition, when management presents financial updates to the board of directors at its quarterly meetings, presentations are made comparing the current fiscal quarterly results against: (i) the comparable quarter of the prior year, (ii) the immediately preceding fiscal quarter and (iii) the work plan. Such presentations are based on the non-GAAP financial measures reflected in the tables below. Moreover, while there are always qualitative factors and elements of judgment involved in the granting of annual cash bonuses, the principal quantitative element in the determination of such bonuses is performance targets tied to our work plan, which are based on the same non-GAAP financial measures set forth below.

The data presented below are non-GAAP financial measures and should not be considered replacements for GAAP results. We provide such non-GAAP data because management believes that it provides useful information to investors. However, investors are cautioned that non-GAAP financial measures may not be comparable with the calculation of similar measures for other companies, unlike financial measures prepared in accordance with GAAP. These non-GAAP financial measures are presented solely to permit investors to better understand how management assesses our performance. The limitations of using these non-GAAP financial measures as performance measures are that they provide a view of our results of operations without including all events during a period, such as the effects of mergers and acquisitions, related restructuring and other charges, and may not provide a comparable view of our performance to other companies in the pharmaceutical industry.

In determining our non-GAAP financial measures, we have excluded items in the past, and would expect to continue to exclude items in the future, that either have a non-recurring impact on the income statement or which, in the judgment of our management, are items that, either as a result of their nature or size, could, were they not singled out, potentially cause investors to extrapolate future performance from an improper base. While not all inclusive, examples of these items include:

•

acquisition or divestment related items, including changes in contingent consideration, integration costs, banker and other professional fees, inventory step-up and in-process R&D acquired in development arrangements;

•	amortization of purchased intangible assets;

•

restructuring expenses, including severance, retention costs, contract cancellation costs and certain accelerated depreciation expenses primarily related to the rationalization of our plants, or to certain other strategic activities such as the realignment of R&D focus or other similar activities;

•	significant one-time financing costs and devaluation losses;

•	expenses related to our equity compensation;

•	costs related to significant regulatory actions taken at our facilities (such as uncapitalized production costs, consulting expenses or write-offs of inventory related to remediation);

•	legal settlements and/or loss contingencies, due to the difficulty in predicting their timing and amounts;

•	impairments of long-lived assets, including intangibles, property, plant and equipment and goodwill;

•	deconsolidation charges;

•	material tax and other awards or settlements, both amounts paid and received;

•

other exceptional items that we believe are sufficiently large that their exclusion is important to understanding trends in our financial results, such as impacts due to changes in accounting, or other unusual events; and

•	tax effects of the foregoing items.

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

The following tables present supplemental non-GAAP data, in U.S. dollars, which we believe facilitates an understanding of the factors affecting our business. In these tables, we exclude the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs	10	—	(83)	—
Amortization of purchased intangible assets	302	411	612	731
Restructuring expenses	107	98	354	228
Inventory step-up	—	3	—	67
Equity compensation expenses	47	35	77	71
Costs related to regulatory actions taken in facilities	4	15	5	49
Acquisition, integration and related expenses	3	33	5	56
Other R&D expenses	—	21	22	26
Contingent consideration	47	140	55	161
Legal settlements and loss contingencies	20	324	(1,258)	344
Goodwill impairment	120	6,100	300	6,100
Impairment of long-lived assets	548	145	980	156
Other non-GAAP items	44	12	93	74
Financial expense (income)	(2)	3	66	(25)
Minority interest	(12)	(20)	(20)	(33)
Impairments of equity investments	—	2	94	2
Tax effect	(203)	(252)	(368)	(438)

The following table presents the GAAP measures, related non-GAAP adjustments and the corresponding non-GAAP amounts for the applicable periods:

		Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
		U.S. dollars and shares in millions (except per share amounts)
		GAAP	Non- GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues	GAAP	Non-GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues
	Gross profit (1)	2,061	306		2,367	50%	2,855	406		3,261	57%
	Operating income (loss) (1)(2)	(14)	1,252		1,238	26%	(5,740)	7,337		1,597	28%
	Net income attributable to ordinary shareholders (1)(2)(3)(4)	(241)	1,035		794	17%	(6,035)	7,070		1,035	18%
	Earnings per share attributable to ordinary shareholders - diluted	(0.24)	1.01		0.78		(5.94)	6.96		1.02
(1)	Amortization of purchased intangible assets		261					367
	Inventory step-up		—					3
	Costs related to regulatory actions taken in facilities		4					15
	Equity compensation expenses		9					7
	Other COGS related adjustments		32					14

	Gross profit adjustments		306					406
(2)	Gain on divestitures, net of divestitures related costs		10					—

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	U.S. dollars and shares in millions (except per share amounts)
	GAAP	Non- GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues	GAAP	Non-GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues
	Goodwill impairment	120					6,100
	Restructuring expenses	107					98
	Amortization of purchased intangible assets	41					44
	Equity compensation expenses	38					28
	Acquisition, Integration and related expenses	3					33
	Other R&D expenses	—					21
	Contingent consideration	47					140
	Legal settlements and loss contingencies	20					324
	Impairment of long-lived assets	548					145
	Other operating related adjustments	12					(2)

		946					6,931

	Operating income adjustments	1,252					7,337

(3)	Financial expense (income)	(2)					3
	Tax effect	(203)					(252)
	Impairments of Equity Investments	—					2
	Minority interest	(12)					(20)

	Net income adjustments	1,035					7,070

(4)

The non-GAAP diluted weighted average number of shares was 1,021 and 1,017 million for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 31, 2018, the mandatory convertible preferred shares amounting to 63 million weighted average shares had an anti-dilutive effect on earnings per share and were therefore excluded from the outstanding shares calculation. Non-GAAP earnings per share can be reconciled with GAAP earnings per share by dividing each of the amounts included in footnotes 1-3 above by the applicable weighted average share number.

		Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
		U.S. dollars and shares in millions (except per share amounts)
		GAAP	Non-GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues	GAAP	Non-GAAP Adjustments	Dividends on Preferred Shares	Non-GAAP	% of Net Revenues
	Gross profit (1)	4,409	609		5,018	51%	5,694	783		6,477	57%
	Operating income (loss) (1)(2)	1,511	1,162		2,673	27%	(4,845)	8,063		3,218	28%
	Net income (loss) attributable to ordinary shareholders (1)(2)(3)(4)	814	934		1,748	18%	(5,455)	7,569		2,114	19%
	Earnings (loss) per share attributable to ordinary shareholders - diluted (5)	0.80	0.91		1.71		(5.37)	7.45		2.08
(1)	Amortization of purchased intangible assets		525					634
	Inventory step-up		—					67
	Costs related to regulatory actions taken in facilities		5					49
	Equity compensation expenses		15					12
	Other COGS related adjustments		64					21

	Gross profit adjustments		609					783
(2)	Gain on sales of business and long-lived assets		(83)					—
	Goodwill impairment charge		300					6,100
	Restructuring expenses		354					228
	Amortization of purchased intangible assets		87					97
	Equity compensation expenses		62					59
	Acquisition and related expenses		5					56
	Other R&D expenses		22					26
	Contingent consideration		55					161
	Legal settlements and loss contingencies		(1,258)					344
	Impairment of long-lived assets		980					156
	Other operating related expenses (income)		29					53
			553					7,280
	Operating income adjustments		1,162					8,063
(3)	Financial expense		66					(25)
	Tax effect		(368)					(438)
	Impairment of equity investment—net		94					2
	Minority interest		(20)					(33)
	Net income adjustments		934					7,569

(4)

For the six months ended June 30, 2018, and 2017, no account was taken of the potential dilution of the accrued dividend to mandatory convertible preferred shares amounting to $130 million, since it had an anti-dilutive effect on loss per share.

(5)

The non-GAAP weighted average number of shares was 1,020 and 1,017 million for the six months ended June 30, 2018 and 2017 respectively. For the six months ended June 30, 2018, the mandatory convertible preferred shares amounting to 60 million weighted average shares had an anti-dilutive effect on earnings per share and were therefore excluded from the outstanding shares calculation. Non-GAAP earnings per share can be reconciled with GAAP earnings per share by dividing each of the amounts included in footnotes 1-4 above by the applicable weighted average share number.

Non-GAAP Tax Rate

Non-GAAP income taxes for the second quarter of 2018 were $127 million, or 13%, on pre-tax non-GAAP income of $1.0 billion. Non-GAAP income taxes in the second quarter of 2017 were $230 million, or 17%, on pre-tax non-GAAP income of $1.4 billion. Our tax rate for the second quarter of 2018 was mainly affected by the mix of products sold in different geographies.

Non-GAAP income taxes for the first six months of 2018 were $338 million, or 15%, on pre-tax non-GAAP income of $2.2 billion. Non-GAAP income taxes in the comparable period of 2017 were $470 million, or 17% on pre-tax income of $2.7 billion.

We expect our annual non-GAAP tax rate for 2018 to be 15%, which is lower than our previous projection in the first quarter of 2018. This is due to changes in the geographical mix of income we expect to earn this year. Our non-GAAP tax rate for 2017 was 15%.

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

There has not been any material change in our assessment of material contractual obligations and commitments as set forth in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2017, other than as set forth below. These changes are the result of the significant debt movements during the first quarter of 2018, as described under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Balance and Movements” above.

Our outstanding debt obligations, the corresponding interest rates, currency and repayment schedules as of June 30, 2018 are set forth in the table below in U.S. dollar equivalent terms, taking into account recent changes in our debt movement:

Currency	Total Amount	Interest Rate Ranges		2018	2019	2020	2021	2022	2023 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	18,432	1.70%	6.75%	—	2,000	700	3,619	862	11,251
Euro	9,434	0.38%	4.5%	—	—	2,041	587	818	5,988
CHF	1,465	0.13%	1.50%	757				354	354
USD convertible debentures*	514	0.25%	0.25%	514	—	—	—	—	—
Floating Rate:	—
USD	500	2.80%	2.80%	—	—	—	—	—	500
Others	6	8.00%	13.00%	1	—	—	—	—	5

Total:	30,351			1,272	2,000	2,741	4,206	2,034	18,098

Less debt issuance costs	(114)
Total:	30,237

*	Classified under short-term debt.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Teva maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in Teva’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Teva’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

After evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the existence of a material weakness in internal control over financial reporting described below, as of such date, Teva’s disclosure controls and procedures were not effective. As described below, the material weakness relates to our control designed to validate the allocation of businesses between the International Markets and Rimsa reporting units with respect to our interim goodwill impairment testing not operating effectively.

Notwithstanding the material weakness, Teva’s Chief Executive Officer and Chief Financial Officer have concluded that the interim financial statements included in this Form 10-Q present fairly, in all material respects, Teva’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal controls did not operate effectively with respect to our interim goodwill impairment testing. Specifically, our control designed to validate the allocation of businesses between the International Markets and Rimsa reporting units did not operate effectively. This control deficiency did not result in a material misstatement of our current or prior periods consolidated financial statements, account balances or disclosures. However, this control deficiency could have resulted in a misstatement of the goodwill balances and disclosures which would have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Plans

As disclosed in note 7 to our consolidated financial statements, for the purpose of future goodwill impairment testing, management combined the Rimsa/Mexico reporting unit within the International Markets reporting unit commencing July 1, 2018, and the control design will no longer incorporate the allocation process discussed above.

Management will reassess the precision of controls and the timing of internal processes relating to the performance of goodwill impairment. These controls will be tested when we perform our annual goodwill impairment testing for the year ending December 31, 2018, or earlier should an interim impairment assessment become necessary.

Changes in Internal Control over Financial Reporting

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2018.

Repurchase of Shares

In December 2011, our Board of Directors authorized us to repurchase up to an aggregate amount of $3.0 billion of our ordinary shares or ADSs, of which $1.3 billion remained available for purchase, when in October 2014, the Board of Directors authorized us to increase our share repurchase program by $1.7 billion to $3.0 billion, of which $2.1 billion remained available as of June 30, 2018. We did not repurchase any of our shares during the three months ended June 30, 2018 and currently cannot do so due to our accumulated deficit. The repurchase program has no time limit. Repurchases may be commenced or suspended at any time, subject to applicable law.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: August 2, 2018	By:	/s/ Michael McClellan
	Name:	Michael McClellan
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)