Form 10-Q
period 2019-09-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2019-11-07
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Act).    Yes
☐
    No
☒
As of September 30, 2019, the registrant had 1,092,089,421 ordinary shares outstanding.

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

•
our business and operations in general, including: failure to effectively execute our restructuring plan announced in December 2017; uncertainties related to, and failure to achieve, the potential benefits and success of our senior management team and organizational structure, including changes to our senior management team; harm to our pipeline of future products due to the ongoing review of our R&D programs; our ability to develop and commercialize additional pharmaceutical products; potential additional adverse consequences following our resolution with the U.S. government of our FCPA investigation; compliance with sanctions and other trade control laws; manufacturing or quality control problems, which may damage our reputation for quality production and require costly remediation; interruptions in our supply chain; disruptions of our or third party information technology systems or breaches of our data security; the failure to recruit or retain key personnel; variations in intellectual property laws that may adversely affect our ability to manufacture our products; challenges associated with conducting business globally, including adverse effects of political or economic instability, major hostilities or terrorism; significant sales to a limited number of customers in our U.S. market; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; implementation of a new enterprise resource planning system that, if deficient, could materially and adversely affect our operations and/or the effectiveness of our internal controls; and our prospects and opportunities for growth if we sell assets;

•
compliance, regulatory and litigation matters, including: our ability to reach a final resolution of the remaining opioid-related litigation; costs and delays resulting from the extensive governmental regulation to which we are subject; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; increased legal and regulatory action in connection with public concern over the abuse of opioid medications in the U.S.; governmental investigations into S&M practices; potential liability for patent infringement; product liability claims; increased government scrutiny of our patent settlement agreements; failure to comply with complex Medicare and Medicaid reporting and payment obligations; and environmental risks;

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,241	$1,782
Trade receivables	5,254	5,822
Inventories	4,636	4,731
Prepaid expenses	976	899
Other current assets	416	468
Assets held for sale	18	92

Total current assets	12,542	13,794
Deferred income taxes	331	368
Other non-current assets	727	731
Property, plant and equipment, net	6,643	6,868
Operating lease right-of-use assets	468	—
Identifiable intangible assets, net	11,878	14,005
Goodwill	24,657	24,917

Total assets	$57,246	$60,683

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,130	$2,216
Sales reserves and allowances	6,137	6,711
Trade payables	1,688	1,853
Employee-related obligations	583	870
Accrued expenses	1,748	1,868
Other current liabilities	820	804

Total current liabilities	14,107	14,322
Long-term liabilities:
Deferred income taxes	1,462	2,140
Other taxes and long-term liabilities	2,546	1,727
Senior notes and loans	23,812	26,700
Operating lease liabilities	394	—

Total long-term liabilities	28,215	30,567

Commitments and contingencies , see note 16
Total liabilities	42,322	44,889

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; September 30, 2019 and December 31, 2018: authorized 2,495 million shares; issued 1,198 million shares and 1,196 million shares, respectively	56	56
Additional paid-in capital	27,293	27,210
Accumulated deficit	(7,066)	(5,958)
Accumulated other comprehensive loss	(2,365)	(2,459)
Treasury shares as of September 30, 2019 and December 31, 2018 — 106 million ordinary shares	(4,128)	(4,142)

	13,790	14,707

Non-controlling interests	1,134	1,087

Total equity	14,925	15,794

Total liabilities and equity	$57,246	$60,683

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net revenues	$4,264	$4,529	$12,896	$14,295
Cost of sales	2,435	2,552	7,318	7,970

Gross profit	1,830	1,977	5,579	6,325
Research and development expenses	240	311	778	918
Selling and marketing expenses	595	699	1,908	2,119
General and administrative expenses	285	309	873	954
Intangible assets impairment	177	519	1,206	1,246
Goodwill impairment	—	—	—	300
Other assets impairments, restructuring and other items	160	139	263	834
Legal settlements and loss contingencies	468	19	1,171	(1,239)
Other income	(14)	(35)	(29)	(334)

Operating income (loss)	(81)	16	(591)	1,527
Financial expenses, net	211	229	635	736

Income (loss) before income taxes	(292)	(213)	(1,226)	791
Income taxes (benefit )	11	(26)	(159)	(56)
Share in losses of associated companies, net	4	10	8	76

Net income (loss)	(307)	(197)	(1,076)	771
Net income attributable to non-controlling interests	7	11	33	35

Net income (loss) attributable to Teva	(314)	(208)	(1,108)	736

Dividends on preferred shares	—	65	—	195

Net income (loss) attributable to ordinary shareholders	$(314)	$(273)	$(1,108)	$541

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.29)	$(0.27)	$(1.02)	$0.53

Diluted	$(0.29)	$(0.27)	$(1.02)	$0.53

Weighted average number of shares (in millions):
Basic	1,092	1,018	1,091	1,018

Diluted	1,092	1,018	1,091	1,020

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(307)	$(197)	$(1,076)	$771
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(138)	(105)	(5)	(577)
Unrealized gain from derivative financial instruments	87	19	124	75
Unrealized gain (loss) from available-for-sale securities	(2)	1	(1)	—
Unrealized gain (loss) on defined benefit plans	—	1	(1)	—

Total other comprehensive income (loss)	(53)	(84)	117	(502)

Total comprehensive income (loss)	(360)	(281)	(959)	269
Comprehensive income (loss) attributable to non-controlling interests	7	(26)	56	20

Comprehensive income (loss) attributable to Teva	$(367)	$(255)	$(1,015)	$249

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	MCPS *	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other compre hensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at June 30, 2018	1,124	54	3,760	23,426	(2,864)	(2,289)	(4,149)	17,938	1,430	19,368
Comprehensive loss					(208)	(46)		(255)	(26)	(281)
Issuance of Shares	1	**								**
Issuance of Treasury Shares				(1)			3	2		2
Stock-based compensation expense				44				44		44
Dividends to preferred shareholders			65	(65)						—

Balance at September 30, 2018	1,125	$54	$3,825	$23,404	$(3,072)	$(2,335)	$(4,146)	$17,730	$1,404	$19,134

* Mandatory convertible preferred shares.
** Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	MCPS *	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at June 30, 2019	1,198	56	—	27,258	(6,752)	(2,312)	(4,128)	14,122	1,128	15,251
Comprehensive income (loss)					(314)	(53)		(367)	7	(360)
Issuance of Shares	**	**								**
Stock-based compensation expense				35				35		35

Balance at September 30, 2019	1,198	$56	—	$27,293	$(7,066)	$(2,365)	$(4,128)	$13,790	$1,134	$14,925

*	Mandatory convertible preferred shares.

**	Represents an amount less than 0.5 million.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	MCPS *	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2017	1,124	54	3,631	23,479	(3,803)	(1,853)	(4,149)	17,359	1,386	18,745
Cumulative effect of new accounting standard					(5)	5				—
Comprehensive income (loss)					736	(487)		249	20	269
Issuance of Treasury Shares				(1)			3	2		2
Dividends to preferred shareholders			194	(194)						—
Issuance of shares	1	**								**
Stock-based compensation expense				120				120		120
Transactions with non-controlling interests									(2)	(2)

Balance at September 30, 2018	1,125	$54	$3,825	$23,404	$(3,072)	$(2,335)	$(4,146)	$17,730	$1,404	$19,134

*	Mandatory convertible preferred shares.

**	Represents an amount less than $ 0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	MCPS *	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2018	1,196	56	—	27,210	(5,958)	(2,459)	(4,142)	14,707	1,087	15,794
Comprehensive income (loss)					(1,108)	94		(1,015)	56	(959)
Issuance of Shares	2	**								**
Issuance of Treasury Shares				(8)			14	6		6
Stock-based compensation expense				99				99		99
Transactions with non-controlling interests									(8)	(8)
Other				(8)				(8)		(8)
Balance at September 30, 2019	1,198	$56	—	$27,293	$(7,066)	$(2,365)	$(4,128)	$13,790	$1,134	$14,925

*	Mandatory convertible preferred shares.

**	Represents an amount less than $ 0.5 million.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$(1,076)	$771
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,306	1,460
Impairment of long-lived assets	1,302	1,501
Net change in operating assets and liabilities	(784)	(1,521)
Deferred income taxes – net and uncertain tax positions	(652)	(650)
Stock-based compensation	99	122
Net loss ( gain ) from sale of long-lived assets and investments	10	(53)
Other items	5	(8)
Goodwill impairment	—	300
Impairment of equity investment	—	103
In process research and development	—	54

Net cash provided by operating activities	210	2,079

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	1,108	1,372
Purchases of property, plant and equipment	(406)	(438)
Proceeds from sales of business, investments and long-lived assets	169	880
Other investing activities	59	34
Purchases of investments and other assets	(5)	(56)

Net cash provided by investing activities	925	1,792

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(1,715)	(6,989)
Net change in short-term debt	96	(262)
Tax withholding payments made on shares and dividends	(52)	(22)
Other financing activities	(14)	(13)
Proceeds from senior notes and loans, net of issuance costs	—	4,434

Net cash used in financing activities	(1,685)	(2,852)

Translation adjustment on cash and cash equivalents	9	(107)

Net change in cash and cash equivalents	(541)	912
Balance of cash and cash equivalents at beginning of period	1,782	963

Balance of cash and cash equivalents at end of period	$1,241	$1,875
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,123	$1,345

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
The adoption of this standard has a material effect on Teva’s financial statements. The most significant impact is reflected in: (i)
effective as of January 1, 2019,
the recognition of approximately $553 million ROU assets and $561 million lease liabilities on Teva’s balance sheet for its operating leases of real estate, vehicles and equipment (the difference between the additional lease assets and lease liabilities did not have material impact on the retained earnings), and (ii) the requirement to provide significant new disclosures regarding Teva’s leasing activities and to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. However, the adoption of this standard does not have a material impact on Teva’s consolidated statements of income and consolidated statements of cash flows. Also, the Company’s accounting for finance leases remained substantially unchanged. See note 20 for further discussion.

1
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Recently issued accounting pronouncements, not yet adopted
In April 2019, the FASB issued ASU
2019-04
“Codification Improvements to Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825).” This ASU provides clarifications for three topics related to financial instruments accounting. The guidance will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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
Reclassifications of prior periods
During the fourth quarter of 2018, the Company changed its accounting policy for the presentation of royalty payments to third parties that are not involved in the production of products. Teva previously accounted for royalty payments to such third parties as S&M expenses. Royalties paid to a party that is involved in the production process are classified as cost of sales. The Company believes this change in accounting policy is preferable in order to be aligned with industry practice of classifying all royalty payments related to currently marketed products in cost of sales. The Company now reports all royalty payments as cost of sales. The Company has retrospectively adjusted prior periods to reflect this change and the impact of the change for the first
,
second
and thir
d
quarters of 2018 was an increase in cost of sales of $33 million
,
$28 million
 a
nd $
44
 million
, respectively, with a corresponding decrease in S&M expenses.
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

1
2

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
Assets and liabilities held for sale:
The table below summarizes the major classes of assets and liabilities included as held for sale as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(U.S. $ in millions)
Property, plant and equipment, net	24	92
Goodwill	—	51
Adjustments of assets held for sale to fair value	(6)	(51)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$18	$92

Other significant agreements:
The Company has entered into alliances and other arrangements with third parties to acquire rights to products it does not have, to access markets it does not operate in and to otherwise share development costs or business risks. The Company’s most significant agreements of this nature are summarized belo
w
.
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

1
3

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

1
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	September 30,	December 31,
	2019	2018
	(U.S. $ in millions)
Finished products	$2,517	$2,665
Raw and packaging materials	1,338	1,328
Products in process	621	590
Materials in transit and payments on account	160	148

Total	$4,636	$4,731

NOTE 5 – Property, plant and equipment:
Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
	2019	2018
	(U.S. $ in millions)
Machinery and equipment	$5,678	$5,691
Buildings	3,037	3,143
Computer equipment and other assets	2,120	2,097
Payments on account	616	514
Land	364	351

	11,816	11,796
Less—accumulated depreciation	(5,172)	(4,928)

Total	$6,643	$6,868

NOTE 6 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018
	(U.S. $ in millions)
Product rights	$19,698	$20,361	$10,182	$9,565	$9,516	$10,796
Trade names	596	606	117	91	479	515
In process research and development	1,883	2,694	—	—	1,883	2,694

Total	$22,177	$23,661	$10,299	$9,656	$11,878	$14,005

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various categories with a weighted average life of approximately 12 years.
Amortization of intangible assets amounted to $255 million and $297 million in the three months ended September 30, 2019 and 2018, respectively.
Amortization of intangible assets amounted to $823 million and $909 million in the nine
months ended September 30, 2019 and 2018, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of the following acquisitions and related assets: various generic products (Actavis Generics) – $1,626 million; various generic products (Rimsa) – $46 million; and AUSTEDO – $211 million. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
In the three months ended September 30, 2019, Teva reclassified $15 million of products from IPR&D to product rights following regulatory approval.
In the first
nine
 months of 2019, Teva reclassified $271 million of products from IPR&D to product rights following regulatory approval, mainly $174 million in connection with methylphenidate ER.

1
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Intangible assets impairment
Impairments of long-lived intangible assets for the three months ended September 30, 2019 and 2018 were $177 million and $519 million, respectively. Impairments in the third
 quarter of 2019 consisted
o
f:
a)	Identifiable product rights of $99 million, mainly due to s upply ch a ll e nges in connection with products primarily marketed in Hong Kong .

b)
IPR&D assets of $78 million, mainly
related
to generic pipeline products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date or discount rate) in the United States.

Impairments of long-lived intangible assets for the
nine
months ended September 30, 2019 and 2018 were $1,206 million and $1,246 million, respectively. Impairments in the first nine
months of 2019 consisted of:

a)	Identifiable product rights of $667 million, mainly due to updated market assumptions regarding price and volume of products acquired from Actavis Generics and primarily marketed in the United States.

b)
IPR&D assets of $539 million, mainly
related
to: (i) $355 million of
various
generic pipeline products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date or discount rate) in the United States
,
(ii) $125 million related to lenalidomide (generic equivalent of R evlimid
®
) due to modified competition assumptions as a result of settlements between the innovator and other generic filers and (iii) $59 million related to a change in assumption
s

concer
n
ing
the future market share of
a number of
products within Teva’s Actavis Generics pipeline in Europe.

NOTE 7 – Goodwill:
The changes in the carrying amount of goodwill for the period ended September 30, 2019 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2019 (1)	$11,098	$8,653	$2,479	$2,687	$24,917
Changes during the period:
Goodwill disposal	(23)	(5)	—	—	(28)
Translation differences	11	(300)	57	—	(232)

Balance as of September 30, 2019 (1)	$11,086	$8,348	$2,536	$2,687	$24,657

(1)	Accumulated goodwill impairment as of September 30, 2019 and January 1, 2019 was approximately $ 21.0 billion.

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
During the first quarter of 2019, management assessed developments during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount. This includes the International Markets, Medis and Europe reporting units, which had headroom of 6%
or less as of December 31, 2018. As part of this assessment, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period. In addition, Teva analyzed the aggregate fair value of its reporting units, calculated as part of the annual goodwill impairment test performed in the fourth quarter of 2018, compared to its market capitalization. Despite the decrease in share price during the first quarter of 2019 compared to the average share price used to assess the reasonableness of the results of the cash flow projections used for the goodwill impairment analysis in the fourth quarter of 2018, management believed that its fair value assessment was reasonably supported by Teva’s market capitalization. Based on this assessment, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying value as of March 31, 2019 and, therefore, no quantitative assessments were performed
.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In the second quarter of 2019, the Company completed its long-range planning (“LRP”) process. The LRP is part of Teva’s internal financial planning and budgeting processes and is discussed and reviewed by Teva’s management and its board of directors. Certain events and changes in circumstances, reflected in the LRP, indicated that it was more likely than not that the carrying value of certain reporting units may exceed their fair value. The following analysis was performed based upon the June 30, 2019 assessment:
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
North America
Management believes that the sharp decline in the Company’s share price, which commenced May 2019, was mainly a result of events related to increased publicity surrounding certain litigations in the United States. Management considered the sharp decline in share price as an indication that it was more likely than not that the carrying value of its North America reporting unit exceeded its fair value.
Consequently, management conducted a quantitative analysis to its North America reporting unit, which resulted in no impairment.
The percentage difference between estimated fair value and estimated carrying value for the North America reporting unit is 9%.
The Company used a terminal growth rate of 2.0% and a discount rate of 10.0%. If Teva holds all other assumptions constant, a reduction in the terminal value growth rate of 0.9% or an increase in discount rate of 0.6% would result in an impairment related to its North America reporting unit.
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
During the second quarter of 2019, Teva noted its market capitalization was significantly below management’s assessment of the aggregate fair value of its reporting units. Management analyzed the difference and the underlying factors
•
Based on research analysts’ reports reviewed by management and responses from certain analysts to Teva’s inquiries, management noted a gap in the sales projections of AJOVY in the Europe and International Markets reporting units. Management concluded that the majority of analysts do not focus on these markets in preparing their financial models and, as a result, have not attributed value to the launch potential in these reporting units. Management believes that its fair value assessment relies on more accurate information and therefore no adjustment was incorporated to the fair value.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

During the third quarter of 2019, management assessed developments during the quarter to determine if it was more likely than not that the fair value of any of the Company’s reporting units was below its carrying amount. As part of this assessment, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.
In October 2019, Teva reached a settlement with two counties in Ohio and confirmed that it had reached an agreement in principle with a group of
a
ttorneys
g
eneral for a global settlement framework in connection with the remaining opioids litigations. These events did not result in a material change in share price compared to the share price used in the market capitalization analysis performed in the second quarter of 2019. Although Teva’s fair value assessment is significantly higher than its market capitalization as of September 30, 2019, management still believes that its fair value assessment is reasonably supported.
Based on this assessment, management has concluded that it is not more likely than not that the fair value of any of the reporting units is below its carrying value as of September 30, 2019 and, therefore, no quantitative assessments were performed.
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
In computing diluted loss per share for the three months ended September 30, 2019 and 2018, no account was taken of the potential dilution of the assumed exercise of employee stock options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Additionally,
 in the t
hree months ended September 30, 2018,
 no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 66 million shares
(including shares issued due to unpaid dividends
up to
that date), since they had an anti-dilutive effect on loss per share
.
On December 17, 2018, the mandatory convertible preferred shares automatically converted into ADSs and all of the accumulated and unpaid dividends on the mandatory convertible preferred shares were paid in ADSs. As a result of this conversion, Teva issued
70.6
 million ADSs in December 2018.
In computing the diluted loss per share for the nine months ended September 30, 2019, no account was taken of the potential dilution by the assumed exercise of employee stock options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share. Diluted earnings per share for the nine months ended September 30, 2018 take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, using the treasury stock method.
Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to
68
 million
shares
(including shares issued due to unpaid dividends
up
to
that
date) for the nine months ended September 30, 2018, as well as for the convertible senior debentures, since both had an anti-dilutive effect on earnings per share.

1
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 17.

	Three months ended September 30, 2019
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,674	1,153	511	176	3,514
Licensing arrangements	26	7	1	1	36
Distribution	351	1	176	—	528
Other	§	2	48	136	186

	$2,051	$1,163	$736	$314	4,264

§ Represents an amount less than $1 million.

	Three months ended September 30, 2018
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,902	1,210	525	166	3,803
Licensing arrangements	29	1	—	2	32
Distribution	333	1	149	—	483
Other	1	—	52	158	211

	$2,265	$1,212	$726	$326	$4,529

	Nine months ended September 30, 2019
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	4,997	3,586	1,505	566	10,653
Licensing arrangements	92	22	3	4	121
Distribution	1,080	1	491	—	1,572
Other	§	2	145	402	549

	$6,169	$3,611	$2,145	$972	$12,896

§ Represents an amount less than $1 million.
	Nine months ended September 30, 2018
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	5,983	3,956	1,617	526	12,082
Licensing arrangements	91	19	21	6	137
Distribution	984	7	456	—	1,447
Other	1	—	171	457	629

	$7,059	$3,982	$2,265	$989	$14,295

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
SR&A to U.S. customers comprised approximately 82% of the Company’s total SR&A as of September 30, 2019, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the nine months ended September 30, 2019 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S. $ in millions)
Balance at December 31, 2018	$175	$3,006	$1,361	$1,530	$638	$176	$6,711	$6,886
Provisions related to sales made in current year period	334	4,004	760	7,196	195	308	12,463	12,797
Provisions related to sales made in prior periods	3	(28)	(2)	(1)	23	(7)	(15)	(12)
Credits and payments	(356)	(4,276)	(882)	(7,299)	(251)	(295)	(13,003)	(13,359)
Translation differences	—	(14)	(4)	(1)	(1)	1	(19)	(19)

Balance at Septe mber 30, 2019	$156	2,692	$1,233	$1,425	$604	$183	$6,137	$6,293

NOTE 10 – Accumulated other comprehensive loss:
The components of, and changes within, accumulated other comprehensive losses attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) c redits	Total
	(U.S. $ in millions)
Balance as of December 31, 2017*	$(1,316)	$1	$(442)	$(91)	$(1,848)

Other comprehensive income (loss) before reclassifications **	(562)	—	54	—	(508)
Amounts reclassified to the statements of income	—	—	21	2	23

Net other comprehensive income (loss) before tax	(562)	—	75	2	(485)
Corresponding income tax	—	—	—	(2)	(2)

Net other comprehensive income (loss) after tax	(562)	—	75	—	(487)

Balance as of September 30, 2018	$(1,878)	$1	$(367)	$(91)	$(2,335)

*	Following the adoption of ASU 2016-01, the Company recorded a $ 5 million opening balance reclassification from accumulated other comprehensive income to retained earnings.

**	Amounts do not include a $ 15 million gain from foreign currency translation adjustments attributable to non-controlling interests.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Net Unrealized Gains (Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) c redits	Total
	(U.S. $ in millions)
Balance as of December 31, 2018	$(2,055)	$1	$(327)	$(78)	$(2,459)

Other comprehensive income (loss) before reclassifications *	(28)	(1)	103	**	74
Amounts reclassified to the statements of income	—	—	21	—	21

Net other comprehensive income (loss) before tax	(28)	(1)	124	**	95
Corresponding income tax	—	—	—	**	**

Net other comprehensive income (loss) after tax	(28)	(1)	124	(1)	94

Balance as of September 30, 2019	$(2,083)	$—	$(203)	$(79)	$(2,365)

*	Amounts do not include a $ 23 million gain from foreign currency translation adjustments attributable to non-controlling interests.

**	Represents an amount less than $0.5 million.

NOTE 11 –

Debt obligations:
a. Short-term debt:

	Weighted average interest rate as of September 30, 2019	Maturity	September 30, 2019	December 31, 2018
			(U.S. $ in millions)
Bank and financial institutions	—	—	$—	$2
Revolving Credit Facility	LIBOR+1.6%	—	100	—
Convertible debentures	0.25%	2026	514	514
Current maturities of long-term liabilities			2,516	1,700

Total short-term debt			$3,130	$2,216

2
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Long-term debt:

	Weighted average interest rate as of September 30, 2019	Maturity	September 30, 2019	December 31, 2018
			(U.S. $ in millions)
Senior notes EUR 1,660 million	0.38%	2020	$1,816	$1,897
Senior notes EUR 1,500 million	1.13%	2024	1,633	1,707
Senior notes EUR 1,300 million	1.25%	2023	1,416	1,480
Senior notes EUR 900 million	4.50%	2025	985	1,029
Senior notes EUR 750 million	1.63%	2028	814	850
Senior notes EUR 700 million	3.25%	2022	766	801
Senior notes EUR 700 million	1.88%	2027	764	798
Senior notes USD 3,500 million	3.15%	2026	3,494	3,493
Senior notes USD 3,000 million	2.20%	2021	2,998	2,997
Senior notes USD 3,000 million	2.80%	2023	2,994	2,993
Senior notes USD 1,556 million (1)	1.70%	2019	—	1,700
Senior notes USD 2,000 million	4.10%	2046	1,985	1,985
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 844 million	2.95%	2022	857	860
Senior notes USD 789 million	6.15%	2036	782	782
Senior notes USD 700 million	2.25%	2020	700	700
Senior notes USD 613 million	3.65%	2021	619	621
Senior notes USD 588 million	3.65%	2021	587	587
Senior notes CHF 350 million	0.50%	2022	354	356
Senior notes CHF 350 million	1.00%	2025	354	356
Fair value hedge accounting adjustments			—	(9)
Total senior notes			26,417	28,483
Other long-term debt	0.96%	2026	1	12
Less current maturities			(2,516)	(1,700)
Derivative instruments			—	9
Less debt issuance costs			(89)	(104)
Total senior notes and loans			$23,812	$26,700

(1)	During the first six months of 2019, Teva repurchased and canceled approximately $
144
 million principal amount of its $
1,700
 million
1.7
% senior notes due in July 2019. In July 2019, Teva repaid at maturity $
1,556
 million of its
1.7
% senior notes.

Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any.
Long-term debt as of September 30, 2019 is effectively denominated (taking into consideration cross currency swap agreements) in the following currencies: U.S. dollar 68%, euro 29% and Swiss franc 3%.
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

The RCF can be used for general corporate purposes, including repaying existing debt. As of September 30, 2019,
 $100 million was outstanding under the RCF. As of the date of this quarterly
report

on Form 10-Q
,
no amounts
a
re outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date these financial statements are issued.

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
There were no material transfers between Level 1, Level 2 and Level 3 during the first nine months of 2019.

2
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Financial items carried at fair value as of September 30, 2019 and December 31, 2018 are classified in the tables below in one of the three categories described above:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$176	$—	$—	$176
Cash, deposits and other	1,065	—	—	1,065
Investment in securities:
Equity securities	45	—	—	45
Other, mainly debt securities	2	—	12	14
Derivatives:
Asset derivatives—options and forward contracts	—	40	—	40
Asset derivatives—cross-currency swaps		105	—	105
Liability derivatives—options and forward contracts	—	(18)	—	(18)
Contingent consideration*	—	—	(430)	(430)

Total	$1,288	$127	$(418)	$997

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$203	$—	$—	$203
Cash, deposits and other	1,579	—	—	1,579
Investment in securities:
Equity securities	51	—	—	51
Other, mainly debt securities	2	—	10	12
Derivatives:
Asset derivatives—options and forward contracts	—	18	—	18
Asset derivatives—interest rate and cross-currency swaps	—	58	—	58
Liability derivatives—options and forward contracts	—	(26)	—	(26)
Liability derivatives—interest rate and cross-currency swaps	—	(50)	—	(50)
Contingent consideration*	—	—	(507)	(507)

Total	$1,835	$—	$(497)	$1,338

*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
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

2
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity for those financial
a
ssets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Nine months ended September 30, 2019
(U.S. $ in millions)
Fair value at the beginning of the period	$(497)
Revaluation of debt securities	3
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	96
Eagle transaction	(100)
Settlement of contingent consideration:
Eagle transaction	80

Fair value at the end of the period	$(418)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures and are presented in the table below in terms of fair value:

	Fair value*
	September 30,	December 31,
	2019	2018
	(U.S. $ in millions)
Senior notes included under senior notes and loans	$19,097	$23,560
Senior notes and convertible senior debentures included under short-term debt	2,933	2,140

Total	$22,030	$25,700

*	The fair value was based on quoted market price.

NOTE 13 – Derivative instruments and hedging activities:
a.	Foreign exchange risk management:

In the first nine months of 2019, approximately 50% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
The Company enters into forward exchange contracts, purchases and writes options in order to hedge the currency exposure on balance sheet items. In addition, the Company takes measures to reduce exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the companies within the Teva group. The currency hedged items are usually denominated in the following main currencies: the new Israeli shekel (NIS), the euro (EUR), the Swiss franc (CHF), the Japanese yen (JPY), the British pound (GBP), the Canadian dollar (CAD),the Polish zloty (PLN), the Indian rupee (INR) and other European and Latin American currencies.
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

2
5

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

c.	Derivative instruments notional amounts

The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	September 30,	December 31,
	2019	2018
	(U.S. $ in millions)
Cross-currency swap — cash flow hedge	$588	$588
Cross-currency swap—net investment hedge	1,000	1,000
Interest rate swap — fair value hedge	—	500

	$1,588	$2,088

d.	Derivative instrument outstanding:

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$40	$18
Other non-current assets:
Cross-currency swaps — cash flow hedge	103	58	—	—
Cross-currency swaps— net investment hedge	2	—	—	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(18)	(26)
Other taxes and long-term liabilities:
Cross-currency swaps — net investment hedge	—	(41)	—	—
Senior notes and loans:
Interest rate swaps — fair value hedge	—	(9)	—	—

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

	Financial expenses, net				Other comprehensive income
	Three months ended,				Three months ended,
	September 30, 2019		September 30, 2018**		September 30, 2019	September 30, 2018**
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded		$211		$229	$53	$84
Cross-currency swaps — cash flow hedge (1)		(1)		(1)	(33)	(4)
Cross-currency swaps — net investment hedge (2)		(7)		(6)	(39)	$(7)
Interest rate swaps — fair value hedge (3)	$	*	$	*	$—	$—

*	Represents an amount less than $0.5 million.

**	Comparative figures are based on prior hedge accounting standard.

2
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Financial expenses, net			Other comprehensive income
	Nine months ended,			Nine months ended,
	September 30, 2019	September 30, 2018**		September 30, 2019	September 30, 2018**
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$635		$736	$(117)	$502
Cross-currency swaps—cash flow hedge (1)	(2)		(1)	(49)	(18)
Cross-currency swaps — net investment hedge (2)	(22)		(22)	(46)	$(36)
Interest rate swaps — fair value hedge (3)	$2	$	*	$—	$—

*	Represents an amount less than $0.5 million.

**	Comparative figures are based on prior hedge accounting standard.

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	211	229	(4,264)	(4,529)
Option and forward contracts (4)	$(35)	$(6)	$—	$—
Option and forward contracts Economic hedge (5)	—	—	(4)	1

	Financial expenses, net		Net revenues
	Nine months ended,		Nine months ended,
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	635	736	(12,896)	(14,295)
Option and forward contracts (4)	$(42)	$(11)	$—	$—
Option and forward contracts Economic hedge (5)	—	—	*	*

*	Represents an amount less than $0.5 million.

(1)	With respect to cross-currency swap agreements, Teva recognized gains which mainly reflect the differences between the fixed interest rate and the floating interest rate.

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
floating
interest
rate.
In the
third quarter of 2
019, Teva terminated this interest rate swap agreement. The settlement of these transactions resulted in a gain position of $10 million. The fair value hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses-net over the life of the debt as additional interest ex pense
.

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

(5)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on the
e
uro (EUR), the British
p
ound (GBP), the Russian
r
uble (RUB) and some other currencies denominated revenues with respect to the quarter for which such instruments are purchased. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as economic hedge. These derivative instruments are recognized on the balance sheet at their fair value, with changes in the fair value recognized under the same line item in the statements of income as the underlying exposure being hedged. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows
.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Certain of the forward starting interest rate swaps and treasury lock agreements matured during the first half of 2016. In July 2016, in connection with the debt issuances, Teva terminated the remaining forward starting interest rate swaps and treasury lock agreements. The termination of these transactions resulted in a loss position of $
493
million, of which $
242
million were settled on October 7, 2016 and the remaining amount was settled in January 2017. The change in fair value of these instruments recorded in other comprehensive income (loss) will be amortized under financial expenses-net
over the life of the debt. Such losses mainly reflect the changes in the benchmark interest rate between the date the agreements were entered into and the actual date of the U.S. debt issuance in July 2016.
With respect to the forward starting interest rate swaps and treasury lock agreements, losses of $7 million were recognized under financial expenses, net for the three months ended September 30, 2019 and 2018, and losses of $22 million and $21 million were recognized under financial expenses, net for the nine months ended September 30, 2019 and 2018
, respectively
.
In the third quarter of 2016, Teva terminated interest rate swap agreements designated as fair value hedge relating to its 2.95% senior notes due 2022 with respect to $844 million notional amount and its 3.65% senior notes due 2021 with respect to $450 million notional amount. Settlement of these transactions resulted in a gain position of $41 million. The fair value hedge accounting adjustments of these instruments, which were
recorded under senior notes and loans, are amortized under financial expenses
,
net
over the life of the debt as additional interest expense.
With respect to the interest rate swap agreements,
terminated in 2016 and in 2019 as described above,
gains of $3
million and $2
million were recognized under financial expenses, net for the three months ended September 30, 2019 and 2018, respectively
,

and gains of $6 million
and $5 million
were recognized under financial expenses, net for the nine months ended September 30, 2019 and 2018
, respectively
.
NOTE 14 – Other assets impairments, restructuring and other items:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$28	$2	$96	$255
Contingent consideration	51	29	4	84
Restructuring	61	88	140	442
Other	21	20	24	53

Total	$160	$139	$263	$834

(1)	Including impairments related to exit and disposal activities
Impairments
Impairments of long-lived tangible assets for the three months ended September 30, 2019 and 2018 were $
28
 million and $
2
 million, respectively.
Impairments of long-lived tangible assets for the nine months ended September 30, 2019 and 2018 were $
96
 million and $
255
 million, respectively.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans as a result of its plant rationalization plan.
Contingent consideration
In the three months ended September 30, 2019, Teva recorded an expense of $51 million for contingent consideration, compared to an expense of $29 million in the three months ended September 30, 2018. The expenses in the third quarter of 2019 were mainly related to a change in the estimated future royalty payments from Eagle Pharmaceuticals, Inc. (“Eagle”) in connection with bendamustine sales.
In the nine months ended September 30, 2019, Teva recorded an expense of $4 million for contingent consideration, compared to an expense of $84 million in the nine months ended September 30, 2018. The expense in the first nine months of 2019 were mainly related to a change in the estimated future royalty payments from Eagle in connection with bendamustine sales and an increase in the expected future royalty payments to Eagle due to the orphan drug status granted to BENDEKA
®
, offset by the change in the future royalty payments in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Restructuring
In the three months ended September 30, 2019, Teva recorded $61 million of restructuring expenses, compared to $88 million in the three months ended September 30, 2018.
In the nine months ended September 30, 2019, Teva recorded $140 million of restructuring expenses, compared to $442 million in the nine months ended September 30, 2018.
Since the announcement of its restructuring plan, Teva reduced its global headcount by 11,554 full-time-equivalent employees.
During the three months ended September 30, 2019 and 2018, Teva recorded impairments of property, plant and equipment related to restructuring costs of $8 million and $2 million, respectively.
During the nine months ended September 30, 2019 and 2018, Teva recorded impairments of property, plant and equipment related to restructuring costs of $29 million and $155 million, respectively.

The following tables provide the components of costs associated with Teva’s restructuring plan, including other costs associated with Teva’s restructuring plan and recorded under different items:

	Three months ended September 30,
	2019	2018
	(U.S. $ in millions)
Restructuring
Employee termination	$49	$62
Other	11	26

Total	$61	$88

	Nine months ended September 30,
	2019	2018
	(U.S. $ in millions)
Restructuring
Employee termination	$105	$380
Other	34	62

Total	$140	$442

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2019	$(204)	$(29)	$(233)
Provision	(105)	(34)	(140)
Utilization and other*	108	56	164

Balance as of September 30, 2019	$(201)	$(7)	$(208)

*	Includes adjustments for foreign currency translation.
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

Teva is working diligently to remediate the FDA’s concerns in a manner consistent with current good manufacturing practice (CGMP) requirements, and to address those concerns as quickly and as thoroughly as possible. If Teva is unable to remediate the warning letter findings to the FDA’s satisfaction, it may face additional consequences, including delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. Teva expects to generate approximately $63 million in revenues from this site in the remainder of 2019 and approximately $
230

million

in

2020
, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
As of September 30, 2019, the accumulated impact of this recall on Teva’s financial statements was $55 million, primarily related to inventory reserves and returns. Teva expects to continue to experience loss of revenues and profits in connection with this matter. In addition, multiple lawsuits have been filed in connection with this matter, for which litigation costs are currently being incurred. Teva may also incur additional customer penalties, impairments and litigation costs going forward.
NOTE 15 – Legal settlements and loss contingencies:
In the
third
quarter of 2019, Teva recorded an expense of $468 million in legal settlements and loss contingencies, compared to $19 million in the third
quarter of 2018.

The expense in the third quarter of 2019 was mainly related to an increase in the estimated settlement provision recorded in connection with the remaining opioid cases.
In the first nine months of 2019, Teva recorded an expense of $1,171 million in legal settlements and loss contingencies, compared to income of $1,239 million in the first nine months of 2018. The expense in the first nine months of 2019 was mainly related to an estimated settlement provision recorded in connection with the remaining opioid cases.
As of September 30, 2019 and December 31, 2018, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses was $1,601 million and $562 million, respectively.
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

3
0

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

Teva is also involved in litigation regarding patents in other cou
n
tries where it does business, particularly in Europe. The laws concerning generic pharmaceuticals and patents differ from country to country. Damages for patent infringement in Europe may include lost profits or a reasonable royalty, but enhanced damages for willful infringement are generally not available.
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
The provision that was originally included in the financial statements following the damage
s
verdict
in
 this matter was reversed following the opinion overturning the verdict as the exposure was no longer considered probable.

On May
25
,
2018
, both parties filed an appeal. A hearing
was
 held on
September
4
,
2019
 and Teva awaits the Court’s decision.
 If the appeal of the district court’s decision is decided against Teva, the case would be remanded to the district court for it to consider Teva’s other legal and equitable defenses that have not yet been considered by the district court.
In 2014, Teva Canada succeeded in its challenge of the bortezomib (the g
e
neric eq
u
ivalent of Velcade
®
) product and mannitol ester patents under the Patented Medicines (Notice Of Compliance) Regulations (“PM(NOC)”). At the time of Teva’s launch in 2015, annual sales of Velcade were approximately 94 million Canadian dollars. Additionally, Teva commenced an action under Section 8 of PM(NOC) to recover damages for being kept off of the market during the PM(NOC) proceedings. Janssen and Millennium filed a counterclaim for infringement of the same two patents as well as a patent covering a process to prepare bortezomib. The product patent expired in October 2015; the other patents expire in January 2022 and March 2025. In 2017, Teva entered into an agreement with Janssen and Millennium which limits the damages payable by either party depending on the outcome of the infringement/impeachment action. As a result, the most Janssen and Millennium could recover is 200 million Canadian dollars plus post-judgment interest. In June 2018, the court ruled that Janssen and Millennium pay Teva 5 million Canadian dollars in Section 8 damages. Janssen and Millennium filed an appeal, which was denied by the appellate court on November 4, 2019. Janssen

and
Millennium may apply for a leave to

appeal
to the Canadian Supreme Court.
 I
f the decision is
ultimately

overturned, Teva could owe the capped damages set forth above. In addition to the potential damages that could be awarded, Teva could be ordered to cease sales of its bortezomib product.
On July 8, 2011, Helsinn sued Teva over its filing of an ANDA to market a generic version of palonosetron IV solution (the generic equivalent of

Aloxi
®
) and in November 2015, the U.S. District Court for the District of New Jersey ruled against Teva. Teva appealed this decision and, in May 2017, the Federal Circuit Court of Appeals reversed the district court’s ruling and found the asserted patents invalid. In January 2018, full appellate review of that decision was denied. Helsinn filed an appeal with the U.S. Supreme Court, which was granted. On January 22, 2019, the Supreme Court affirmed the appellate court’s decision finding the asserted patent invalid. Helsinn has no further opportunity to appeal this patent decision. Separately, in October 2014, Helsinn filed an additional claim on later-acquired patents. On January 30, 2018, the district court denied Helsinn’s request for a preliminary injunction based on these later acquired patents. Teva launched its generic palonosetron IV solution after obtaining final regulatory approval on March 23, 2018. Teva and Helsinn agreed on a settlement in principle to settle their dispute regarding palonosetron, pending completion of final documentation. A provision with respect to the settlement in principle was included in the financial statements.
In July 2015, Janssen sued Actavis and Teva (along with 10 other filers) over their filing of an ANDA to market their abiraterone acetate tablets, 250mg (generic versions of Zytiga
®
). In August 2017, Janssen sued Teva over its ANDA filing to market a 500mg generic version of Zytiga. In both cases, Janssen asserted a method of treatment patent. In January 2018, following a petition fo
r

inter partes
review, the Patent Trials and Appeals Board (“PTAB”) found the patent to be invalid. In October 2018, the District Court for the District of New Jersey also found the patent to be invalid. Teva launched its generic 250mg product in November 2018. On May 14, 2019, the U.S. Court of Appeals affirmed that Janssen’s patent is invalid. That decision became final on June 20, 2019. Janssen did not
seek U.S. Supreme Court review of this decision
so
this
 matter is considered closed.

3
1

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
In April 2006, certain subsidiaries of Teva were named in a class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania. The case alleges that the settlement agreements entered into between Cephalon, Inc., now a Teva subsidiary (“Cephalon”), and various generic pharmaceutical companies in late 2005 and early 2006 to resolve patent litigation involving certain finished modafinil products (marketed as PROVIGIL
®
) were unlawful because they had the effect of excluding generic competition. The case also alleges that Cephalon improperly asserted its PROVIGIL patent against the generic pharmaceutical companies. The first lawsuit was filed by a purported class of direct purchasers. Similar complaints were also filed by a purported class of indirect purchasers, certain chain pharmacies and by Apotex, Inc. (collectively, these cases are referred to as the “Philadelphia Modafinil Action”). Separately, Apotex challenged Cephalon’s PROVIGIL patent and, in October 2011, the court found the patent to be invalid and unenforceable based on inequitable conduct. Teva has either settled or reached agreements in principle to settle with all of the plaintiffs in the Philadelphia Modafinil Action. Additionally, Cephalon and Teva reached a settlement with 48 state attorneys general, which was approved by the court on November 7, 2016, and on July 23, 2019, reached a settlement with the State of California, which is pending final court approval, and is fully covered by the settlement fund explained below.

3
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
In May 2015, Cephalon entered into a consent decree with the FTC (the “Modafinil Consent Decree”) under which the FTC dismissed its claims against Cephalon in the FTC Modafinil Action in exchange for payment of $1.2 billion (less set-offs
for prior settlements) by Cephalon and Teva into a settlement fund. The settlement fund does not cover any judgments or settlements outside the United States. Under the Modafinil Consent Decree, Teva also agreed to certain injunctive relief with respect to the types of settlement agreements Teva may enter into to resolve patent litigation in the United States for a period of ten years.
The remaining balance of the settlement fund after consideration of the settlement with the

State of California noted above is approximately $
19
 million. In February 2019, in connection with the settlement of other unrelated FTC antitrust lawsuits, as described below, Teva and the FTC agreed to amend certain non
-
financial provisions of the Modafinil Consent Decree and to restart its ten-year
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
In January 2009, the FTC and the State of California filed a complaint for injunctive relief in California federal court alleging that a September 2006 patent lawsuit settlement between Watson Pharmaceuticals, Inc. (“Watson”), from wh ich
Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”) relating to AndroGel
®
1% (testosterone gel) violated the antitrust laws. Additional lawsuits alleging similar claims were later filed by private plaintiffs (including plaintiffs purporting to represent classes of similarly situated claimants as well as retailer plaintiffs filing separately) and the various actions were consolidated in a multidistrict litigation in Georgia federal court. On February 22, 2019, the FTC stipulated to the dismissal of its claims against Watson, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. Teva also settled with most of the retailer plaintiffs in April 2019.
O
n July 16, 2018, the direct purchaser plaintiffs’ motion for class certification was denied. As a result, the three direct purchasers that had sought class certification are now proceeding as individual plaintiffs, and trial on their claims has been scheduled to begin in February 2020. In addition, in August 2019, certain other direct-purchaser plaintiffs (who would have been members of the direct purchaser class, had it been certified) filed their own claims in federal court in Philadelphia, challenging (in one complaint) both the September 2006 settlement between Watson and Solvay referenced above, as well as Teva’s December 2011 settlement with AbbVie involving AndroGel
®
and TriCor
®
, referenced below. The defendants have moved the Philadelphia court to transfer all of these claims to the same Georgia federal court that has been presiding over the multidistrict litigation, and that motion remains pending. Annual sales of AndroGel
®
1% were approximately
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
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005 to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchaser class and, in
August 2019, the district court certified
the direct-purchaser class
, although the court has yet to rule on the
indirect
 purchaser’ pending motion
for class certification. In October 2016, the District Attorney for Orange County, California, filed a similar complaint, which has since been amended, in California state court, alleging violations of state law. Defendants moved to strike the District Attorney’s claims for restitution and civil penalties to the extent not limited to alleged activity occurring in Orange County. The Superior Court denied that motion. The Court of Appeal subsequently reversed the decision and review of the Appellate Court decision is now pending before the California Supreme Court. Annual sales of Niaspan
®
were approximately $416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan
®
in September 2013.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
In November 2013, a putative class action was filed in Pennsylvania federal court against Actavis, Inc. and certain of its affiliates, alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals Inc. relating to Lidoderm
®
(lidocaine transdermal patches) violated the antitrust laws. Additional lawsuits containing similar allegations followed on behalf of other classes of putative direct purchaser and end-payer
plaintiffs, as well as retailers acting in their individual capacities, and those cases were consolidated as a multidistrict litigation in federal court in California. On February 21, 2017, the court granted both the indirect purchaser plaintiffs’ and the direct purchaser plaintiffs’ motions for class certification. Teva settled the multidistrict litigation with the various plaintiff groups in the first quarter of 2018 and a provision was included in the financial statements. The FTC also filed suit to challenge the Lidoderm
®
settlement, initially bringing antitrust claims against Watson, Endo and Allergan in Pennsylvania federal court in March 2016. The FTC later voluntarily dismissed those claims and refiled them (along with a stipulated order for permanent injunction to settle its claims against Endo) in the same California federal court in which the private multidistrict litigation referenced above was pending. On February 3, 2017, the State of California filed its own complaint against Allergan and Watson, and that complaint was also assigned to the California federal court presiding over the multidistrict litigation. On February 22, 2019, the FTC dismissed its claims against Actavis and Allergan, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. On July 23, 2019 Teva and the State of California also reached a settlement agreement.
 On September 16, 2019, end-payers Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan filed their own lawsuit against Watson, and other defendants, in Michigan state court. That lawsuit was subsequently removed to federal court and remains pending.

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
Opt-outs
from the end payer class have also appealed certain aspects of the court’s approval order to the U.S. Court of Appeals for the Second Circuit. Those appeals remain pending. Annual sales of Aggrenox
®
were approximately $
340
 million at the time of the settlement and approximately $
455
 million at the time Teva launched its authorized generic version of Aggrenox
®
in July 2015.
Since January 2014, numerous lawsuits have been filed in the U.S. District Court for the Southern District of New York by purported classes of end payers for, and direct purchasers of, Actos
®
and Actoplus Met (pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson. The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers violated the antitrust laws. The court dismissed the end payer lawsuits against all defendants in September 2015. On February 8, 2017, the Court of Appeals for the Second Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. The direct purchasers’ case had been stayed pending resolution of the appeal in the end payer matter and the direct purchasers amended their complaint for a second time following the Second Circuit’s decision
, but on October 8, 2019, the district court dismissed, with prejudice, the direct purchasers’
claims against the generic manufacturers (including Teva, Actavis
, and
Watson).
At the time of the settlement, annual sales of Actos
®
and Actoplus Met were approximately $3.7 billion and approximately $500 million, respectively. At the time Teva launched its authorized generic version of Actos
®
and Actoplus Met in August 2012, annual sales of Actos
®
and Actoplus Met were approximately $2.8 billion and approximately $430 million, respectively.
In September 2014, the FTC sued AbbVie Inc. and certain of its affiliates (“AbbVie”) as well as Teva in federal court in Philadelphia
alleging that they violated the antitrust laws when they entered into a
December 2011settlement
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

I
n August 2019, two groups of direct-purchaser plaintiffs filed similar claims against AbbVie and Teva, in the same federal court in Philadelphia where the FTC’s claims had been pending. The first group is challenging Teva’s December 2011 settlement with AbbVie, while the second group is challenging that settlement, as well as the September 2006 AndroGel
®
settlement between Watson and Solvay, referenced above. The defendants have moved to transfer the second group’s claims to the Georgia federal court that is presiding over the multidistrict litigation related to the September 2006 settlement between Watson and Solvay. That motion remains pending.

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
 In August 2019, the court denied the indirect purchasers’ motion for class certification, and they filed a petition for immediate appellate review, which remains pending. The court granted the direct purchasers’ motion for class certification in September 2019.
Annual sales of Intuniv
®
were approximately $335 million at the time of the settlement and approximately $327 million at the time Actavis launched its generic version of Intuniv
®
in 2014.
In January 2019, generic manufacturer Cipla Limited filed a lawsuit aga
i
nst Amgen in Delaware federal court, alleging, among other things, that a January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated the antitrust laws. In March 2019, Cipla Limited amended its complaint to name Teva as an additional defendant, and putative classes of direct-purchaser and end-payer
plaintiffs have also filed antitrust lawsuits in (since consolidated in federal court in Delaware) against Amgen and Teva related to the January 2, 2019 settlement. Both Cipla Limited and the putative class plaintiffs seek damages and injunctive relief and the defendants moved to dismiss their claims on October 15, 2019. Those motions remain pending.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
In January 2014, Teva received a civil investigative demand from the U.S. Att
o
rney for the Southern District of New York seeking documents and information from January 1, 2006 related to sales, marketing and promotion of COPAXONE
®
and AZILECT
®
, focusing on educational and speaker programs. The demand states that the government is investigating possible civil violations of the federal False Claims Act. In March 2015, the docket in this matter and a False Claims Act civil qui tam complaint concerning this matter were unsealed by the court after the government declined to intervene. In February 2016, the court denied Teva’s motions to dismiss the False Claims Act claims and instructed the relators to amend their complaint with additional information. In March 2016, the relators filed an amended complaint. Teva’s motion for summary judgment on all claims was denied on February 27, 2019. Teva has reached an agreement in principle to resolve relators’ claims, for which an estimated provision was included in the financial statements for the second quarter of 2019 with the remainder of such provisions recorded in the third quarter of 2019. Pending the parties’ efforts to finalize the settlement agreement and related matters and obtain necessary approvals, the court adjourned the previously scheduled trial date of August 19, 2019 until January 6, 2020.
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

On September 27, 2019, the Court granted the DOJ’s motion to dismiss.
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
Since May 2014,
more than
2,000 complaints have been filed with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties, states, other governmental agencies
, tribes
 and private plaintiffs (including various putative class actions of individuals) in both state and federal courts. Most of the federal cases have been consolidated into a multidistrict litigation in the Northern District of Ohio (“MDL Opioid Proceeding”) and many of the cases filed in state court have been removed to federal court and consolidated into the MDL Opioid Proceeding.

Other cases remain pending in various states. In some jurisdictions, such as Illinois, New York, Pennsylvania, South Carolina, Texas and Utah, certain state court cases have been transferred to a single court within their respective state court systems for coordinated pretrial proceedings. Absent resolutions, trials are expected to proceed in several states in 2020
.

Complaints asserting claims under similar provisions of different state law, generally contend that the defendants allegedly engaged in improper marketing and distribution of opioids, including ACTIQ
®
and FENTORA
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
In May 2019, Teva settled the Oklahoma litigation brought by the Oklahoma Attorney General (State of Oklahoma, ex. rel. Mike Hunter, Attorney General of Oklahoma vs. Purdue Pharma L.P., et. al.) for
$85 million.

The settlement did not include any admission of violation of law for any of the claims or allegations made. As the Company demonstrated a willingness to settle part of the litigation, for accounting purposes, management considered a portion of opioid-related cases as probable and, as such, recorded an estimated provision in the second quarter of 2019. Given the relatively early stage of the cases, management viewed no amount within the range to be the most likely outcome. Therefore, management recorded a provision for the reasonably estimable minimum amount in the assessed range for such opioid-related cases in accordance with Accounting Standards Codification 450 “Accounting for Contingencies.”
On October 21, 2019, Teva reached a settlement with the two plaintiffs in the MDL Opioid Proceeding that was scheduled for trial for the Track One case, Cuyahoga and Summit Counties of Ohio. Under the terms of the settlement, Teva will provide the two counties with opioid treatment medication
,
buprenorphine naloxone (sublingual tablets),
known by the brand name Suboxone®, with a value of

$25 million at wholesale acquisition cost and distributed over three years to help in the care and treatment of people suffering from addiction, and a cash payment in the amount of $20 million, to be paid in four payments over three years.
Also on October 21, 2019, Teva and certain other defendants reached an agreement in principle with a group of Attorneys General from North Carolina, Pennsylvania, Tennessee and Texas for a nationwide settlement framework. The framework is designed to provide a mechanism by which the Company attempts to seek resolution of remaining potential and pending opioid claims by both the U.S. states and political subdivisions
(i.e., counties, tribes and other plaintiffs)

thereof. Under this agreement, Teva would
provide
buprenorphine naloxone (sublingual tablets) with an estimated value of up to approximately $23 billion at wholesale acquisition cost over
 a
ten year

period
. In addition, Teva would also provide cash paymen
ts
of up to $250 million over a ten year period. The Company cannot predict if the nationwide settlement framework will be finalized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Following these devel
o
pments, the Company considered a range of potential settlement outcomes. No single outcome in the range was considered to be more likely than any other outcome; accordingly, Teva accrued to the new low end of the range, resulting in an increase in our previously recorded estimated liability.
Separately,
 on April 27
, 2018
, Teva received subpoena requests from the DOJ seeking documents relating to the manufacture, marketing and sale of opioids. In August 2019
, Teva received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act. In September 2019
, Teva received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. The Company is cooperating with NYDFS’s inquiry and producing documents in response to the various subpoenas and requests for information.
Currently, Teva cannot predict how the nationwide settlement framework agreement (if finalized) will affect these investigations.

In addition, a number of state attorneys general, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Other states are conducting their own investigations outside of the multistate group. Teva is cooperating with these ongoing investigations and cannot predict their outcome at this time.
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
On July 18, 2019, certain individual plaintiffs commenced a civil action in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaint has been filed.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. After those two lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut, the court appointed the Ontario Teachers’ Pension Plan Board as lead plaintiff (the “Ontario Teachers Securities Litigation”). The lead plaintiff then filed a consolidated amended complaint. On April 3, 2018, the court dismissed the case without prejudice. The lead plaintiff filed a second amended complaint on June 22, 2018, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and August 3, 2017. The second complaint asserts that Teva and certain of its current and former officers and directors violated federal securities laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials issued during the class period. The second complaint seeks unspecified damages, legal fees, interest, and costs. Teva and the current and former officer and director defendants filed motions to dismiss the second complaint on September 14, 2018.
On September 25, 2019, the court denied in substantial part and granted in part the defendants’ motions to dismiss. The court has yet to establish a pre-trial schedule
.
On July 17, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Ohio derivatively on behalf of the Teva Employee Stock Purchase Plan, and alternatively as a putative class action lawsuit on behalf of individuals who purchased Teva stock through that plan. That lawsuit seeks unspecified damages, legal fees, interest and costs. The complaint alleges that Teva failed to maintain adequate financial controls based on the facts underpinning Teva’s FCPA DPA and also based on allegations substantially similar to those in the Ontario Teachers Securities Litigation. On November 29, 2017, the court granted Teva’s motion to transfer the litigation to the U.S. District Court for the District of Connecticut where the Ontario Teachers Securities Litigation is pending. On February 12, 2018, the district court stayed the case pending resolution of the motions to dismiss filed in the Ontario Teachers Securities Litigation described above.
 Following the September 25, 2019 decision on the motions to dismiss in the Ontario Teachers Securities Litigation, Teva is awaiting the court’s pre-trial schedule for this case.
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
 Following the September 25, 2019 decision on the motions to dismiss in the Ontario Teachers Securities Litigation, Teva is awaiting the court’s a pre-trial schedule for this case.
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
 Following the September 25, 2019 decision on the motions to dismiss in the Ontario Teachers Securities Litigation, Teva is awaiting the court’s pre-trial schedule for this case.
Between August 2018 and Ju
ly
2019,
sixteen
complaints were filed against Teva and current and former officer and director defendants seeking unspecified compensatory and rescissory damages, legal fees, costs and expenses. The allegations in these complaints are substantially similar to the allegations in the Ontario Teachers Securities Litigation, but have been brought on behalf of plaintiffs that have “opted out” of the putative class in the Ontario Teachers Securities Litigation. The plaintiffs in these
“opt-out”
cases filed their complaints in the Court of Common Pleas of Montgomery County, Pennsylvania, the U.S. District Court for the Eastern District of Pennsylvania and the U.S. District Court for the District of Connecticut. Teva and the current and former officer and director defendants filed motions or stipulations to transfer the cases filed in Pennsylvania to the U.S. District Court for the District of Connecticut, where the Ontario Teachers Securities Litigation is pending.
Teva is awaiting the court’s pre-trial schedule for the
cases filed in, or transferred to,
the District of
Connecticut.
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

Teva has filed a motion to transfer the case to the United States District Court for the District of Connecticut, which motion remains pending.
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
Teva’s CEO may review its strategy and organizational structure from time to time
. Any changes in strategy may lead to a reevaluation of the Company’s segments and goodwill allocation to reporting units, as well as fair value attributable to its reporting units. See note 7.
a. Segment information:

	Three months ended September 30, 2019
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,051	$1,163	$736
Gross profit	1,048	662	295
R&D expenses	156	63	21
S&M expenses	219	206	114
G&A expenses	112	56	32
Other income	(5)	(4)	(1)

Segment profit	$565	$341	$130

	Three months ended September 30 , 2018
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,265	$1,212	$726
Gross profit	1,196	676	301
R&D expenses	158	62	21
S&M expenses	265	242	120
G&A expenses	128	74	37
Other (income) expense	(4)	1	—

Segment profit	$649	$297	$123

	Nine months ended September 30, 2019
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$6,169	$3,611	$2,145
Gross profit	3,155	2,066	877
R&D expenses	497	199	66
S&M expenses	756	637	348
G&A expenses	342	175	102
Other income	(6)	(5)	(2)

Segment profit	$1,566	$1,060	$363

	Nine months ended September 30, 2018
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$7,059	$3,982	$2,265
Gross profit	3,778	2,195	942
R&D expenses	528	208	70
S&M expenses	813	725	384
G&A expenses	357	243	115
Other income	(206)	(1)	(11)

Segment profit	$2,286	$1,020	$384

4
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(U.S. $ in millions)		(U.S. $ in millions)
North America profit	$565	$649	$1,566	$2,286
Europe profit	341	297	1,060	1,020
International Markets profit	130	123	363	384
Total segment s profit	1,036	1,069	2,989	3,690
Profit of other activities	16	35	92	87
	1,051	1,104	3,081	3,777
Amounts not allocated to segments:
Amortization	255	297	823	909
Other assets impairments, restructuring and other items	160	139	263	834
Goodwill impairment	—	—	—	300
Intangible asset impairments	177	519	1,206	1,246
G ain on divestitures, net of divestitures related costs	(3)	(31)	(12)	(114)
Other R&D expenses (income)	(7)	60	(7)	82
Costs related to regulatory actions taken in facilities	11	1	28	6
Legal settlements and loss contingencies	468	19	1,171	(1,239)
Other unallocated amounts	72	84	201	226
Consolidated operating income (loss)	(81)	16	(591)	1,527
Financial expenses, net	211	229	635	736
Consolidated income (loss) before income taxes	$(292)	$(213)	$(1,226)	$791

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three months and the nine months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018
	(U.S. $ in millions)
No rth Ameri ca
Generic products	$914	$922
COPAXONE	271	463
BENDEKA/TREANDA	124	161
ProAir*	71	107
QVAR	60	36
AJOVY	25	—
AUSTEDO	105	62
Anda	351	333
Other	131	182

Total	$2,051	$2,265

*	Does not include sales of ProAir authorized generic, which are included under generics products.

	Nine months ended September 30,
	2019	2018
	(U.S. $ in millions)
North America
Generic products	$2,826	$2,957
COPAXONE	753	1,403
BENDEKA/TREANDA	353	502
ProAir*	194	352
QVAR	183	173
AJOVY	68	—
AUSTEDO	276	136
Anda	1,080	984
Other	436	554

Total	$6,169	$7,059

*	Does not include sales of ProAir authorized generic, which are included under generics products.

4
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended September 30,
	2019	2018
	(U.S. $ in millions)
Europe
Generic products	$836	$845
COPAXONE	106	124
Respiratory products	87	93
Other	134	150

Total	$1,163	$1,212

	Nine months ended September 30,
	2019	2018
	(U.S. $ in millions)
Europe
Generic products	$2,599	$2,749
COPAXONE	327	417
Respiratory products	267	312
Other	417	504

Total	$3,611	$3,982

	Three months ended September 30,
	2019	2018
	(U.S. $ in millions)
International markets
Generic products	$474	$498
COPAXONE	20	14
Distribution	176	149
Other	66	65

Total	$736	$726

	Nine months ended September 30,
	2019	2018
	(U.S. $ in millions)
International markets
Generic products	$1,404	$1,523
COPAXONE	46	52
Distribution	491	456
Other	204	233

Total	$2,145	$2,265

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 18 – Other income:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(U.S. $ in millions)		(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs (1)	$3	31	$12	114
Section 8 and similar payments (2)	—	1	—	195
Gain (loss) on sale of assets	3	1	(1)	9
Other, net	8	2	19	16
Total other income	$14	$35	$29	$334

(1)	Mainly related to the divestment of the women’s health business and the dissolution of PGT in 2018.

(2)	Section 8 of the Patented Medicines (Notice of Compliance) Regulation relates to recoveries of lost revenue related to patent infringement proceedings in Canada.

NOTE 19 – Income taxes:
In the third quarter of 2019, Teva recognized a tax
expense
 of

$
11
 million
,
 on
pre-tax
loss
of
$
292
 million
. In the third quarter of 2018, Teva recognized a tax benefit of

$
26
 million
, or 12%, on
pre-tax
loss of
$
213

million
. Teva’s tax rate for the third quarter of 2019 was mainly affected by impairments, amortization
, legal settlements with low corresponding tax effect
 and interest disallowance as a result of the U.S. Tax Cuts and Jobs Act.
In the first
nine
months of 2019, Teva recognized a tax benefit of
$
159
 million
, or 13%, on
pre-tax
loss of
$
1,226

million
. In the first
nine
months of 2018, Teva recognized a tax benefit of
$
56
million
on
pre-tax
income of

$
791
 million
. Teva’s tax rate for the first
nine
 months of 2019 was mainly affected by impairments, amortization
, legal settlements with low corresponding tax effect
and interest disallowance as a result of the U.S. Tax Cuts and Jobs Act.
The statutory Israeli corporate tax rate is 23
%
in 2019.
Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is scheduled to begin in November 2019. A final and binding decision against Teva in this case may lead to an impairment in the amount of $146 million.
NOTE 20 – Leases:
Leases prior to the adoption of the new Lease Standard
Teva leases real estate, cars and equipment for use in its operations, which are classified as operating leases. In addition to rent, the leases may require Teva to pay directly for fees, insurance, maintenance and other operating expenses. Rental expense for the nine months ended September 30, 201
8
 and the 12 months ended December 31, 201
8
, was $131 million and $175 million, respectively. The Company also has capital leases for properties.
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

4
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
The new Lease Standard will have no impact on Teva’s debt-covenant compliance under its RCF.
Teva rents out or subleases certain real estate to third parties, which has an immaterial impact on Teva’s consolidated financial statements.
The components of operating lease cost for the three months ended and nine months ended September 30, 2019 were as follows:

	Three months ended September 30,	Nine months ended September 30,
	2019
	(U.S. $ in millions)
Operating lease cost:
Fixed payments and variable payments that depend on an index or rate	$45	$123
Variable lease payments not included in the lease liability	—	4
Short-term lease cost	1	4

Total operating lease cost	$46	$131

Supplemental cash flow information related to operating leases was as follows:

Nine months ended
September 30, 2019
(U.S. $ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$70

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to operating leases was as follows:

September 30, 2019
(U.S. $ in millions)
Operating leases:	$
Operating lease ROU assets	468
Other current liabilities	116
Operating lease liabilities	394

Total operating lease liabilities	$510

September 30, 2019
Weighted average remaining lease term
Operating leases	7.4 years
Weighted average discount rate
Operating leases	5.9%

Maturities of operating lease liabilities were as follows:

September 30, 2019
(U.S. $ in millions)
2019 (excluding the nine months ended September 30, 2019)	$38
2020	128
2021	98
2022	73
2023	51
2024 and thereafter	253

Total operating lease payments	$641
Less: imputed interest	131

Present value of lease liabilities	$510

December 31, 2018
(U.S. $ in millions)
2019	$193
2020	154
2021	118
2022	91
2023	66
2024 and thereafter	283

Total lease payments	$905

As of September 30, 2019, Teva has additional operating leases for office space which have yet to commence, with undiscounted future payments of $92 million. These operating leases will commence during fiscal year
2020
with lease terms of 9 to 12 years.
On October 10, 2019, Teva entered into an agreement to sell and lease back the land and building of its distribution center in Israel. Net proceeds from the asset sale amounted to $
128
 million.
As of September 30, 2019, Teva’s total finance lease assets and finance lease liabilities are $77 million and $29 million, respectively. The difference between those amounts is mainly due to prepaid payments.

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
Highlights
Significant highlights in the third quarter of 2019 included:
•	Revenues in the third quarter of 2019 were $4,264 million, a decrease of 6%, or 5% in local currency terms, compared to the third quarter of 2018, mainly due to generic competition to COPAXONE
®
, a decline in revenues from BENDEKA
®
/ TREANDA
®
and certain other specialty products in the United States, as well as declines in revenues in Russia and Japan, partially offset by higher revenues from AUSTEDO
®
, AJOVY
®
and QVAR
®
in the United States.

•	Our North America segment generated revenues of $2,051 million and profit of $565 million in the third quarter of 2019. Revenues decreased by 9% compared to the third quarter of 2018, mainly due to a decline in revenues from COPAXONE and certain other specialty products, partially offset by higher revenues from AUSTEDO, AJOVY and QVAR. Profit decreased by 13%, mainly due to the changes in revenues described above, partially offset by cost reductions and efficiency measures as part of the restructuring plan.

•	Our Europe segment generated revenues of $1,163 million and profit of $341 million in the third quarter of 2019. Revenues decreased by 4%. In local currency terms, revenues were flat compared to the third quarter of 2018, mainly due to strong new generic product launches and higher sales of OTC products, mostly offset by a decline in COPAXONE revenues due to competing glatiramer acetate products. Profit increased by 15%, mainly due to strong new generic product launches, cost reductions and efficiency measures as part of the restructuring plan, partially offset by the impact of currency fluctuations.

•	Our International Markets segment generated revenues of $736 million and profit of $130 million in the third quarter of 2019. Revenues increased by 1% in both U.S. dollars and local currency terms, compared to the third quarter of 2018. The increase in revenues was mainly due to higher distribution activities in Israel, partially offset by lower sales in Japan and Russia. Profit increased by 6%, mainly due to cost reductions and efficiency measures as part of the restructuring plan.

•	Intangible asset impairments were $177 million in the third quarter of 2019, compared to $519 million in the third quarter of 2018. The impairment expenses in the third quarter of 2019 were related to identifiable product rights of $99 million and IPR&D assets of $78 million. These impairments were mainly related to products acquired from Actavis Generics in the United States and Hong Kong.

•	Operating loss was $81 million in the third quarter of 2019, compared to income of $16 million in the third quarter of 2018. The decrease was mainly due to higher provisions in connection with legal settlements and loss contingencies, partially offset by lower intangible asset impairments, lower R&D expenses and higher profit in our Europe segment.

•	In the third quarter of 2019, we recorded an expense of $468 million in legal settlements and loss contingencies, compared to $19 million in the third quarter of 2018. The expense in the third quarter of 2019 was mainly related to an increase in the estimated settlement provision recorded in connection with the remaining opioid cases.

•	Exchange rate movements between the third quarter of 2019 and the third quarter of 2018 negatively impacted revenues by $55 million and operating income by $19 million.

•	As of September 30, 2019, our debt was $26,942 million, compared to $28,726 million as of June 30, 2019. The decrease was mainly due to repayment at maturity of our $1,556 million 1.7% senior notes, as well as decreased exchange rate fluctuations.

•	Cash flow generated from operating activities during the third quarter of 2019 was $325 million, compared to $421 million in the third quarter of 2018. The decrease in cash flow in the third quarter of 2019 was mainly due to lower revenues and a reduction in sales reserves associated with the revenue decline.

•	Cash flow generated from operating activities in the third quarter of 2019, net of cash received for capital investments and beneficial interest collected in exchange for securitized trade receivables, was $551 million, compared to $704 million in the third quarter of 2018. The decrease in cash flow in the third quarter of 2019 was mainly due to the reasons mentioned above, as well as higher capital investments during the third quarter of 2019 compared to the third quarter of 2018.

Transactions
On October 10, 2019, we entered into an agreement to sell and lease back the land and building of our distribution center in Israel. Net proceeds from the asset sale amounted to $128 million. See also note 20 to our consolidated financial statements.
Changes in Senior Management
In August 2019, we announced the departure of Mr. Michael McClellan from his role as Executive Vice President and Chief Financial Officer. On November 7, 2019, we announced that Mr. Eli Kalif was appointed Executive Vice President and Chief Financial Officer and a member of Teva Executive Management, effective December 22, 2019. In the interim period between Mr. McClellan’s departure on November 8, 2019 and the beginning of Mr. Kalif’s service on December 22, 2019, our President and Chief Executive Officer, Mr. Kåre Schultz, will perform the chief financial officer’s functions.
In October 2019, we announced the departure of Dr. Carlo de Notaristefani from his role as Executive Vice President, Global Operations. Effective October 2, 2019, Mr. Eric Drapé was appointed Executive Vice President, Global Operations and a member of Teva Executive Management. Prior to this appointment, Mr. Drapé served as Executive Vice President and Chief Quality Officer.
In October 2019, Iris Beck-Codner stepped down from her role as Executive Vice President, Global Brand and Communications. Mark Sabag, Executive Vice President, Global Human Resources, assumed the responsibilities of the Global Brand and Communications function.
Results of Operations
Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018
The following table sets forth, for the periods indicated, certain financial data derived from our financial statements:

	Percentage of Net Revenues		Percentage Change
	Three Months Ended
	September 30,
	2019	2018	2019 - 2018
	%	%	%
Net revenues	100	100	(6)
Gross profit	43	44	(7)
Research and development expenses	6	7	(23)
Selling and marketing expenses	14	15	(15)
General and administrative expenses	7	7	(8)
Intangible assets impairment	4	11	(66)
Other assets impairments, restructuring and other items	4	3	15
Legal settlements and loss contingencies	11	§	NA
Other income	§	(1)	—
Operating income (loss)	(2)	§	—
Financial expenses, net	5	5	(8)
Income (loss) before income taxes	(7)	(5)	37
Income taxes (benefit)	§	(1)	—
Share in losses (income) of associated companies, net	§	§	NA
Net income attributable to non-controlling interests	§	§	NA
Net income (loss) attributable to Teva	(7)	(5)	51
Dividends on preferred shares	—	1	NA
Net income (loss) attributable to ordinary shareholders	(7)	(6)	15

§	Represents an amount less than 0.5%.

Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019		2018
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,051	100%	$2,265	100.0%
Gross profit	1,048	51.1%	1,196	52.8%
R&D expenses	156	7.6%	158	7.0%
S&M expenses	219	10.7%	265	11.7%
G&A expenses	112	5.5%	128	5.7%
Other (income) expense	(5)	§	(4)	§

Segment profit*	$565	27.5%	$649	28.7%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the third quarter of 2019 were $2,051 million, a decrease of $214 million, or 9%, compared to the third quarter of 2018, mainly due to a decline in revenues of COPAXONE and certain other specialty products, partially offset by higher revenues from AUSTEDO, AJOVY and QVAR.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,		Percentage Change
	2019	2018	2019-2018
	(U.S. $ in millions)
Generic products	$914	$922	(1%)
COPAXONE	271	463	(41%)
BENDEKA/TREANDA	124	161	(23%)
ProAir ® *	71	107	(34%)
QVAR	60	36	68%
AJOVY	25	—	NA
AUSTEDO	105	62	71%
Anda	351	333	5%
Other	131	182	(28%)

Total	$2,051	$2,265	(9%)

*	Does not include sales of ProAir authorized generic, which are included under generics products.

Generic products
revenues in our North America segment in the third quarter of 2019 were $914 million flat compared to the third quarter of 2018, mainly due to new generic product launches, offset by market dynamics, including product mix and price erosion in our U.S. generics business.
Among the most significant generic products we sold in North America in the third quarter of 2019 were epinephrine injection (the generic equivalent of EpiPen
®
), albuterol sulfate inhalation aerosol (ProAir
®
HFA authorized generic of Teva’s specialty product), lidocaine transdermal patch (the generic equivalent of Lidoderm Patch
®
), amphetamine salt tablets (the generic equivalent of Adderall IR
®
) and icatibant acetate injection (the generic equivalent of Firazyr
®
).
In the third quarter of 2019, we led the U.S. generics market in total prescriptions and new prescriptions, with approximately 391 million total prescriptions (based on trailing twelve months), representing 10.6% of total U.S. generic prescriptions according to IQVIA data.

COPAXONE
revenues in our North America segment in the third quarter of 2019 decreased by 41% to $271 million, compared to the third quarter of 2018, mainly due to generic competition in the United States.
COPAXONE revenues in the United States were $257 million in the third quarter of 2019.
Revenues of COPAXONE in our North America segment were 68% of global COPAXONE revenues in the third quarter of 2019, compared to 77% in the third quarter of 2018.
COPAXONE global sales accounted for approximately 9% of our global revenues in the third quarter of 2019 and a significantly higher percentage of our profits and cash flow from operations during this period.
The FDA approved generic versions of COPAXONE 40 mg/mL in October 2017 and February 2018 and a second generic version of COPAXONE 20 mg/mL in October 2017 in the United States. Hybrid versions of COPAXONE 20 mg/mL and 40 mg/mL were also approved in the European Union.
COPAXONE 40 mg/mL is protected by one European patent expiring in 2030. This patent is being challenged in various jurisdictions. In October 2017, the U.K. High Court found this patent invalid and our application for permission to appeal this decision was rejected. The patent was upheld by the Opposition Division of the European Patent Office in April 2019. A hearing for an appeal in this case has been set for June 2020.
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
BENDEKA
and
TREANDA
combined revenues in our North America segment in the third quarter of 2019 decreased by 23% to $124 million, compared to the third quarter of 2018, mainly due to the June 2018 launch of Belrapzo
®
(a
ready-to-dilute
bendamustine hydrochloride) by Eagle Pharmaceuticals, Inc. (“Eagle”). In July 2018, Eagle, prevailed in its suit in the U.S. district court against the FDA to obtain seven years of orphan drug exclusivity in the United States for BENDEKA. The FDA has appealed the district court’s decision, but barring a reversal by the appellate court, drug applications referencing BENDEKA, TREANDA or any other bendamustine product will not be approved by the FDA until the orphan drug exclusivity expires in December 2022. In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increasing the royalty rate. In addition, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses. In September 2019, a patent infringement action against four of the five ANDA filers for generic versions of BENDEKA was tried in the United States District Court for the District of Delaware. We await a decision from the court, which could come as early as the first half of 2020. The asserted patents expire in 2031.
ProAir
revenues in our North America segment in the third quarter of 2019 decreased by 34% to $71 million, compared to the third quarter of 2018, mainly due to lower volumes and lower net pricing. In January 2019, we launched our own ProAir authorized generic in the United States following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Revenues from our ProAir HFA authorized generic are included in “generic products” above. ProAir is the second-largest short-acting beta-agonist in the market, with an exit market share of 25.3% (46.5% including our ProAir HFA authorized generic) in terms of total number of prescriptions for albuterol inhalers during the third quarter of 2019, compared to 45.2% in the third quarter of 2018. In June 2014, we settled a patent challenge to ProAir HFA with Perrigo Pharmaceuticals (“Perrigo”), under which Perrigo is now permitted to launch its generic product. In November 2017, we settled another patent challenge to ProAir HFA with Lupin Pharmaceuticals, Inc. (“Lupin”), et al. permitting Lupin to launch its generic product on September 23, 2019, or earlier under certain circumstances. To date, no generic competition has been launched.
QVAR
revenues in our North America segment in the third quarter of 2019 increased by 68% to $60 million, compared to the third quarter of 2018, which was a transition period due to the launch of QVAR
®
RediHaler
™
. QVAR maintained its second-place position in the inhaled corticosteroids category in the United States, with an exit market share of 19.9% in terms of total number of prescriptions during the third quarter of 2019, compared to 21.7% in the third quarter of 2018.
AJOVY
revenues in our North America segment in the third quarter of 2019 were $25 million. AJOVY was approved by the FDA and launched in the United States in September 2018 for the preventive treatment of migraine in adults.
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

We have filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly has also submitted IPR (inter partes review) petitions to the Patent Trial and Appeal Board, challenging the validity of the nine patents asserted against it in the litigation, and the litigation in the district court has been stayed pending resolution of the IPRs. The patent office hearing on the first set of six IPRs is scheduled for November 22, 2019 and the hearing on the remaining three IPRs is scheduled for January 8, 2020. In addition, we have entered into separate agreements with Alder Biopharmaceuticals and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
AUSTEDO
revenues in our North America segment in the third quarter of 2019 increased by 71%, to $105 million, compared to $62 million in the third quarter of 2018.
AUSTEDO was approved by the FDA and launched in April 2017 in the United States for the treatment of chorea associated with Huntington disease. In August 2017, the FDA approved AUSTEDO for the treatment of tardive dyskinesia.
Anda
revenues in our North America segment in the third quarter of 2019 increased by 5% to $351 million, compared to $333 million in the third quarter of 2018, mainly due to higher volumes. Anda, our distribution business in the United States, distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, competitive pricing and offering next day delivery throughout the United States.
Product Launches and Pipeline
In the third quarter of 2019, we launched the generic version of the following branded products in North America:

Product Name	Brand Name		Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) *
Oseltamivir phosphate for oral suspension, 6 mg / mL	Tamiflu	®	July	$281
Icatibant injection, 30 mg / 3 mL	Firazyr	®	July	$304
Pregabalin capsules, 25 mg, 50 mg, 75 mg, 100 mg, 150 mg, 200 mg, 225 mg & 300 mg	Lyrica	®	July	$5,456
Ramelteon tablets, 8 mg	Rozerem	®	July	$91
Bisoprolol fumarate and hydrochlorothiazide tablets, 2.5 mg/6.25 mg, 5 mg/6.25 mg & 10 mg/6.25 mg **	Ziac	®	August	$42
Doxycycline hyclate delayed-release tablets, USP, 50 mg & 200 mg	Doryx	®	August	$20
Mycophenolic acid delayed-release tablets, USP, 180 mg & 360 mg	Myfortic ® DR		August	$180
Epinephrine injection, USP (auto-injector), 0.15 mg/0.3 mL	EpiPen ® and EpiPen Jr	®	August	$201
Minocycline hydrochloride extended-release tablets, USP, 55 mg	Solodyn ® ER		August	$44
Fulvestrant injection, 250 mg / 5 mL (50 mg/mL)	***		August	—
Triamcinolone acetonide injectable suspension, USP, 40 mg/mL (40 mg), 40 mg/mL (200 mg) & 40 mg/mL (400 mg)	Kenalog ® -40		August	$135
Acyclovir cream, 5% ****	Zovirax	®	August	$97
Fosaprepitant for injection, 150 mg/Vial	***		September	—
Treprostinil Injection, 1 mg/mL (20 mg), 2.5 mg/mL (50 mg), 5 mg/mL (100 mg) & 10 mg/mL (200 mg)	Remodulin	®	September	$3

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch .

**	Authorized generic – Teva brand.

***	Approved via 505(b)(2) regulatory pathway; not equivalent to a brand product.

****	Authorized generic.

Our generic products pipeline in the United States includes, as of September 30, 2019, 244 product applications awaiting FDA approval, including 81 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended June 30, 2019 exceeding $112 billion, according to IQVIA. Approximately 70% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 98 of these products, or 119 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $73 billion in U.S. brand sales for the twelve months ended June 30, 2019, according to IQVIA.
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
In the third quarter of 2019, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name		Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Ivermectin lotion, 0.5%	Sklice	®	$81
Sildenafil, 10mg/mL	Revatio	®	$189

*	For the twelve months ended in the calendar quarter immediately prior to the receipt of tentative approval.

Below is a description of key products in our specialty pipeline as of September 30, 2019:

Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)	Comments
CNS, Neurology and Neuropsychiatry
AUSTEDO (deutetrabenazine)	Tourette syndrome	Oral	3 (December 2017)
Teva and Nuvelution entered into a partnership agreement on September 19, 2017 to develop AUSTEDO for the treatment of tics associated with Tourette syndrome in pediatric patients in the United States. Nuvelution will fund and manage phase 3 clinical development, leading all operational aspects of the program. Teva will lead the regulatory process and be responsible for commercialization.

	Dyskinesia in cerebral palsy	Oral	3 (September 2019)
TV-46000 (risperidone LAI)	Schizophrenia	LAI	3 (April 2018)

Migraine and Pain
fremanezumab (anti CGRP)	Post traumatic headache	Subcutaneous	2
	fibromyalgia	Subcutaneous	2
fasinumab	Osteoarthritis pain	Subcutaneous	3 (March 2016)
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

	Chronic lower back pain	Subcutaneous	3 (December 2017)
Respiratory
CINQAIR/CINQAERO	Severe asthma with eosinophilia	Subcutaneous	3 (August 2015)	Discontinued.
ProAir e-RespiClick ™	Bronchospasm and exercise induced bronchitis	Oral inhalation	Approved by FDA (December 2018)
AirDuo ® Digihaler TM	Treatment of asthma in patients aged 12 years and older	Oral inhalation	Approved by FDA (July 2019)
Oncology
TRUXIMA ® (formerly CT-P10)	(biosimilar to Rituxan ® US)		Approved by FDA (November 2018) Approved in Canada (April 2019)	Expected to launch in the U.S. in November 2019.
HERZUMA ® (formerly CT-P06)	(biosimilar to Herceptin ® US)		Approved by FDA (December 2018) Approved in Canada (September 2019)

North America Gross Profit
Gross profit from our North America segment in the third quarter of 2019 was $1,048 million, a decrease of 12%, compared to $1,196 million in the third quarter of 2018. The decrease was mainly due to lower revenues from COPAXONE, as well as a decline in sales of certain other specialty products, partially offset by increases in sales of AUSTEDO, QVAR and AJOVY.
Gross profit margin for our North America segment in the third quarter of 2019 decreased to 51.1%, compared to 52.8% in the third quarter of 2018. The decrease was mainly due to lower revenues from COPAXONE and certain other specialty products, partially offset by improved gross profit margin of generic products.
North America R&D Expenses
R&D expenses relating to our North America segment in the third quarter of 2019 were $156 million, a decrease of 1%, compared to $158 million in the third quarter of 2018.
For a description of our R&D expenses in the third quarter of 2019, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America S&M Expenses
S&M expenses relating to our North America segment in the third quarter of 2019 were $219 million, a decrease of 17%, compared to $265 million in the third quarter of 2018. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan, partially offset by increased expenses related to AJOVY.
North America G&A Expenses
G&A expenses relating to our North America segment in the third quarter of 2019 were $112 million, a decrease of 12%, compared to $128 million in the third quarter of 2018. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan, partially offset by legal expenses.
North America Other Income (Expense)
Other income from our North America segment in the third quarter of 2019 was $5 million, compared to other income of $4 million in the third quarter of 2018.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our North America segment in the third quarter of 2019 was $565 million, a decrease of 13%, compared to $649 million in the third quarter of 2018. The decrease was mainly due to lower revenues from COPAXONE, as well as a decline in sales of certain other specialty products, partially offset by increases in sales of AUSTEDO, QVAR and AJOVY, as well as cost reductions and efficiency measures as part of the restructuring plan.

Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019		2018
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,163	100%	$1,212	100%
Gross profit	662	56.9%	676	55.8%
R&D expenses	63	5.4%	62	5.1%
S&M expenses	206	17.7%	242	20.0%
G&A expenses	56	4.9%	74	6.1%
Other (income) expense	(4)	§	1	§

Segment profit*	$341	29.3%	$297	24.5%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the third quarter of 2019 were $1,163 million, a decrease of 4% or $49 million, compared to the third quarter of 2018. In local currency terms, revenues were flat, mainly due to strong new generic product launches and higher sales of OTC products, mostly offset by a decline in COPAXONE revenues due to competing glatiramer acetate products.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,		Percentage Change
	2019	2018	2018-2019
	(U.S. $ in millions)
Generic products	$836	$845	(1%)
COPAXONE	106	124	(14%)
Respiratory products	87	93	(7%)
Other	134	150	(10%)

Total	$1,163	$1,212	(4%)

Generic products
revenues in our Europe segment in the third quarter of 2019, including OTC products, decreased by 1% to $836 million, compared to the third quarter of 2018. In local currency terms, revenues increased by 4% compared to the third quarter of 2018, mainly due to strong new generic product launches and higher sales of OTC products.
COPAXONE
revenues in our Europe segment in the third quarter of 2019 decreased by 14% to $106 million, compared to the third quarter of 2018. In local currency terms, revenues decreased by 10%, mainly due to price reductions and volume decline resulting from competing glatiramer acetate products.
Revenues of COPAXONE in our Europe segment were 27% of global COPAXONE revenues in the third quarter of 2019, compared to 21% in the third quarter of 2018.
For further information about COPAXONE, see “—North America Revenues—Revenues by Major Product” above.
Respiratory products
revenues in our Europe segment in the third quarter of 2019 decreased by 7% to $87 million, compared to the third quarter of 2018. In local currency terms, revenues decreased by 2%, mainly due to lower sales in the United Kingdom.
AJOVY
was granted a Marketing Authorization by the European Medicines Agency (“EMA”) in the European Union in a centralized process in April 2019. AJOVY launched in Germany on May 15, 2019 and we continue to progress with launches in other European Union countries. For information about AJOVY patent protection, see “—North America Revenues—Revenues by Major Product” above.

Product Launches and Pipeline
As of September 30, 2019, our generic products pipeline in Europe included 509 generic approvals relating to 66 compounds in 135 formulations, and approximately 1,140 marketing authorization applications pending approval in 37 European countries, relating to 135 compounds in 276 formulations in 30 countries.
For information regarding our specialty pipeline and launches in the third quarter of 2019, see “—North America Segment —Product Launches and Pipeline.”
Europe Gross Profit
Gross profit from our Europe segment in the third quarter of 2019 was $662 million, a decrease of 2% compared to $676 million in the third quarter of 2018. The decrease was mainly due to a decline in COPAXONE revenues and the impact of currency fluctuations, partially offset by new generic product launches.
Gross profit margin for our Europe segment in the third quarter of 2019 increased to 56.9%, compared to 55.8% in the third quarter of 2018. The increase was mainly due to lower cost of goods sold related to network optimization.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the third quarter of 2019 were $63 million, an increase of 2% compared to $62 million in the third quarter of 2018.
For a description of our R&D expenses in the third quarter of 2019, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the third quarter of 2019 were $206 million, a decrease of 15% compared to $242 million in the third quarter of 2018. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the third quarter of 2019 were $56 million, a decrease of 24% compared to $74 million in the third quarter of 2018. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Europe Profit
Profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the third quarter of 2019 was $341 million, an increase of 15%, compared to $297 million in the third quarter of 2018. The increase was mainly due to strong new generic product launches and cost reductions and efficiency measures as part of the restructuring plan, partially offset by the impact of currency fluctuations.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019		2018
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$736	100%	$726	100%
Gross profit	295	40.1%	301	41.4%
R&D expenses	21	2.8%	21	2.9%
S&M expenses	114	15.4%	120	16.5%
G&A expenses	32	4.3%	37	5.1%
Other (income) expense	(1)	§	—	§

Segment profit*	$130	17.7%	$123	16.9%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

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

Revenues from our International Markets segment in the third quarter of 2019 were $736 million, an increase of $10 million, or 1%, compared to the third quarter of 2018. In local currency terms, revenues increased 1% compared to the third quarter of 2018, mainly due to higher distribution activities in Israel, partially offset by lower sales in Japan and Russia.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,		Percentage Change
	2019	2018	2018-2019
	(U.S. $ in millions)
Generic products	$474	$498	(5%)
COPAXONE	20	14	39%
Distribution	176	149	18%
Other	66	65	3%

Total	$736	$726	1%

Generic products
revenues in our International Markets segment in the third quarter of 2019, which include OTC products, decreased by 5% to $474 million, compared to the third quarter of 2018. In local currency terms, revenues decreased by 5%, mainly due to lower sales in Japan resulting from generic competition to off-patented
products, as well as lower sales in Russia.
COPAXONE
revenues in our International Markets segment in the third quarter of 2019 increased by 39% to $20 million, compared to $14 million in the third quarter of 2018. In local currency terms, revenues increased by 46%.
For further information about COPAXONE, see “—North America Revenues—Revenues by Major Product” above.
Distribution
revenues in our International Markets segment in the third quarter of 2019 increased by 18% to $176 million, compared to $149 million in the third quarter of 2018. In local currency terms, revenues increased by 15%, mainly due to agreements with new distribution partners.
International Markets Gross Profit
Gross profit from our International Markets segment in the third quarter of 2019 was $295 million, a decrease of 2% compared to $301 million in the third quarter of 2018.
Gross profit margin for our International Markets segment in the third quarter of 2019 decreased to 40.1%, compared to 41.4% in the third quarter of 2018. The decrease was mainly due to changes in product mix.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the third quarter of 2019 were $21 million, flat compared to the third quarter of 2018.
For a description of our R&D expenses in the third quarter of 2019, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the third quarter of 2019 were $114 million, a decrease of 5% compared to $120 million in the third quarter of 2018. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the third quarter of 2019 were $32 million, a decrease of 15% compared to $37 million in the third quarter of 2018. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
International Markets Profit
Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in the third quarter of 2019 was $130 million, an increase of 6%, compared to $123 million in the third quarter of 2018. The increase was mainly due to cost reductions and efficiency measures as part of the restructuring plan.

Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in the third quarter of 2019 were $314 million, a decrease of 4% compared to the third quarter of 2018. In local currency terms, revenues decreased by 2%.
API sales to third parties in the third quarter of 2019 were $176 million, an increase of 3%, in both U.S. dollar and local currency terms, compared to the third quarter of 2018.
Teva Consolidated Results
Revenues
Revenues in the third quarter of 2019 were $4,264 million, a decrease of 6%, or 5% in local currency terms, compared to the third quarter of 2018, mainly due to generic competition to COPAXONE, a decline in revenues from BENDEKA/TREANDA and certain other specialty products in the United States, as well as a decline in revenues in Russia and Japan, partially offset by higher revenues from AUSTEDO, AJOVY and QVAR in the United States. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during the third quarter of 2019 negatively impacted revenues by $55 million compared to the third quarter of 2018.
Gross Profit
Gross profit in the third quarter of 2019 was $1,830 million, a decrease of 7% compared to the third quarter of 2018. The decrease was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”
Gross profit as a percentage of revenues was 42.9% in the third quarter of 2019, compared to 43.7% in the third quarter of 2018.
The decrease in gross profit as a percentage of revenues was mainly due to lower profitability in North America, resulting mainly from a decline in COPAXONE revenues due to generic competition, partially offset by lower amortization expenses and higher profitability in Europe, resulting mainly from lower cost of goods sold related to network optimization.
Research and Development (R&D) Expenses
Net R&D expenses in the third quarter of 2019 were $240 million, a decrease of 23% compared to the third quarter of 2018.
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
In the third quarter of 2019, our R&D expenses were primarily related to generic products in our North America segment, as well as specialty product candidates in the pain, migraine, headache and respiratory therapeutic areas, with additional activities in selected other areas.
Our lower R&D expenses in the third quarter of 2019, compared to the third quarter of 2018, primarily resulted from cost of labor reductions, pipeline optimization and project terminations, partially offset by increased investment in early stage projects.
R&D expenses as a percentage of revenues were 5.6% in the third quarter of 2019, compared to 6.9% in the third quarter of 2018.

Selling and Marketing (S&M) Expenses
S&M expenses in the third quarter of 2019 were $595 million, a decrease of 15% compared to the third quarter of 2018. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”
S&M expenses as a percentage of revenues were 13.9% in the third quarter of 2019, compared to 15.4% in the third quarter of 2018.
General and Administrative (G&A) Expenses
G&A expenses in the third quarter of 2019 were $285 million, a decrease of 8% compared to the third quarter of 2018. Our G&A expenses were primarily the result of the factors discussed above under “—North America Segment— G&A Expenses,” “—Europe Segment— G&A Expenses” and “—International Markets Segment— G&A Expenses.”
G&A expenses as a percentage of revenues were 6.7% in the third quarter of 2019, compared to 6.8% in the third quarter of 2018.
Intangible Asset Impairments
We recorded expenses of $177 million for identifiable intangible asset impairments in the third quarter of 2019, compared to expenses of $519 million in the third quarter of 2018. See note 6 to our consolidated financial statements.
Goodwill Impairment
No goodwill impairments were recorded in the third quarter of 2019 and 2018.
Other Assets Impairments, Restructuring and Other Items
We recorded expenses of $160 million for other assets impairments, restructuring and other items in the third quarter of 2019, compared to expenses of $139 million in the third quarter of 2018. See note 14 to our consolidated financial statements.
Significant regulatory events
In July 2018, the FDA completed an inspection of our manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-483
to the site. In October 2018, the FDA notified us that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, we received a warning letter from the FDA that contains four enumerated concerns related to production, quality control and investigations at this site. We are working diligently to remediate the FDA’s concerns in a manner consistent with current good manufacturing practice (CGMP) requirements as quickly and as thoroughly as possible. If we are unable to remediate the warning letter findings to the FDA’s satisfaction, we may face additional consequences, including delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. We expect to generate approximately $63 million in revenues from this site in the remainder of 2019 and approximately $230 million in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility.
In July 2018, we announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown impurity called NDMA found in valsartan API supplied to us by Zhejiang Huahai Pharmaceutical. Since July 2018, we have been actively engaged with regulatory agencies around the world in reviewing our valsartan and other sartan products for NDMA and other related impurities and, where necessary, have initiated additional voluntary recalls. As of September 30, 2019, the accumulated impact of this recall on our financial statements was $55 million, primarily related to inventory reserves and returns. We expect to continue to experience loss of revenues and profits in connection with this matter. In addition, multiple lawsuits have been filed in connection with this matter. We may also incur additional customer penalties, impairments and litigation costs going forward.
Restructuring
In the third quarter of 2019, we recorded $61 million of restructuring expenses, compared to $88 million in the third quarter of 2018. The expenses in the third quarter of 2019 were primarily related to headcount reductions across all functions as part of the restructuring plan announced in 2017.
The
two-year
restructuring plan announced in 2017 is intended to reduce our total cost base by $3 billion by the end of 2019.

Since the announcement, we reduced our global headcount by 11,554 full-time-equivalent employees.
Legal Settlements and Loss Contingencies
In the third quarter of 2019, we recorded an expense of $468 million in legal settlements and loss contingencies, compared to $19 million in the third quarter of 2018. The expense in the third quarter of 2019 was mainly related to an increase in the estimated settlement provision recorded in connection with the remaining opioid cases. See note 16 to our consolidated financial statements.
Other Income
Other income in the third quarter of 2019 was $14 million, compared to $35 million in the third quarter of 2018.
Operating Income (Loss)
Operating loss was $81 million in the third quarter of 2019, compared to operating income of $16 million in the third quarter of 2018.
Operating income (loss) as a percentage of revenues was 1.9% in the third quarter of 2019, compared to 0.4% in the third quarter of 2018. The decrease was mainly due to higher provisions in connection with legal settlements and loss contingencies, partially offset by lower intangible asset impairments, lower R&D expenses and higher profit in our Europe segment.
Financial Expenses, Net
Financial expenses were $211 million in the third quarter of 2019, compared to $229 million in the third quarter of 2018. Financial expenses in the third quarter of 2019 were mainly comprised of interest expenses of $219 million. Financial expenses in the third quarter of 2018 were mainly comprised of interest expenses of $240 million.
The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018
	(U.S. $ in millions)
North America profit	$565	$649
Europe profit	341	297
International Markets profit	130	123

Total segments profit	1,036	1,069
Profit of other activities	16	35

	1,051	1,104
Amounts not allocated to segments:
Amortization	255	297
Other assets impairments, restructuring and other items	160	139
Goodwill impairment	—	—
Intangible asset impairments	177	519
Gain on divestitures, net of divestitures related costs	(3)	(31)
Other R&D expenses (income)	(7)	60
Costs related to regulatory actions taken in facilities	11	1
Legal settlements and loss contingencies	468	19
Other unallocated amounts	72	84

Consolidated operating income (loss)	(81)	16

Financial expenses, net	211	229

Consolidated income (loss) before income taxes	$(292)	$(213)

Tax Rate
In the third quarter of 2019, we recognized a tax expense of $11 million, on pre-tax
loss of $292 million. In the third quarter of 2018, we recognized a tax benefit of $26 million, or 12%, on pre-tax
loss of $213 million. Our tax rate for the third quarter of 2019 was mainly affected by impairments, amortization, legal settlements with low corresponding tax effect and interest disallowance as a result of the U.S. Tax Cuts and Jobs Act.
The statutory Israeli corporate tax rate is 23% in 2019. Our tax rate differs from the Israeli statutory tax rate mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.
Share in Losses (Income) of Associated Companies, Net
Share in losses of associated companies, net in the third quarter of 2019 was $4 million, compared to $10 million in the third quarter of 2018.
Net Income (Loss)
Net loss attributable to Teva was $314 million in the third quarter of 2019, compared to net loss of $208 million in the third quarter of 2018.
Net loss attributable to ordinary shareholders was $314 million in the third quarter of 2019, compared to net loss of $273 million in the third quarter of 2018.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the three months ended September 30, 2019 and 2018 were 1,092 million and 1,018 million shares, respectively.
In computing loss per share for the three months ended September 30, 2019 and 2018, no account was taken of the potential dilution by the assumed exercise of employee stock options and non-vested
RSUs granted under employee stock compensation plans and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 66 million shares (including shares issued due to unpaid dividends up to that date) for the three months ended September 30, 2018, since they had an anti-dilutive effect on loss per share.
On December 17, 2018, the mandatory convertible preferred shares automatically converted into ADSs and all of the accumulated and unpaid dividends on the mandatory convertible preferred shares were paid in ADSs. As a result of this conversion, we issued 70.6 million ADSs in December 2018.
Diluted loss per share was $0.29 in the third quarter of 2019, compared to diluted loss per share of $0.27 in the third quarter of 2018.
Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units (“PSUs”) and the conversion of our convertible senior debentures, in each case, at period end.
As of September 30, 2019 and 2018, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,107 million and 1,111 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In the third quarter of 2019, approximately 50% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, Israeli shekel, Canadian dollar and Russian ruble) impact our results.
During the third quarter of 2019, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on a quarterly average compared to quarterly average basis): Argentinian peso by 37%, British pound by 5% and euro by 4%. The following main currencies relevant to our operations increased in value against the U.S. dollar: Japanese yen by 4% and new Israeli shekel by 3%.
As a result, exchange rate movements during the third quarter of 2019 negatively impacted overall revenues by $55 million and our operating income by $19 million, in comparison with the third quarter of 2018.
Commencing in the third quarter of 2018, the cumulative inflation in Argentina exceeded 100% or more over a three-year period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018
The factors used to explain quarterly changes on a year-over-year basis are also generally relevant to a comparison of the results for the nine months ended September 30, 2019 and 2018. Additional factors affecting the nine months comparison are described below.
The following table sets forth, for the periods indicated, certain financial data derived from our U.S. GAAP financial statements:

	Percentage of Net Revenues		Percentage Change 2019 - 2018
	Nine Months Ended September 30,
	2019	2018
	%	%	%
Net revenues	100.0	100.0	(10)
Gross profit	43.3	44.2	(12)
Research and development expenses	6.0	6.4	(15)
Selling and marketing expenses	14.8	14.8	(10)
General and administrative expenses	6.8	6.7	(8)
Other asset impairments, restructuring and other items	2.0	5.8	(69)
Goodwill impairment	—	2.1	—
Legal settlements and loss contingencies	9.1	(8.7)	—
Other income	(0.2)	(2.3)	(91)
Operating income (loss)	(4.6)	10.8	—
Financial expenses, net	4.9	5.1	(14)
Income (loss) before income taxes	(9.5)	5.6	—
Income taxes (benefit)	(1.2)	(0.4)	184
Share in (profits) losses of associated companies, net	0.1	0.5	(89)
Net income (loss) attributable to non-controlling interests	(0.3)	0.2	—
Net income (loss) attributable to Teva	(8.6)	5.1	—
Dividends on preferred shares	—	1.4	—
Net income (loss) attributable to ordinary shareholders	(8.6)	3.8	—

Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019		2018
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$6,169	100%	$7,059	100.0%
Gross profit	3,155	51.1%	3,778	53.5%
R&D expenses	497	8.0%	528	7.5%
S&M expenses	756	12.3%	813	11.5%
G&A expenses	342	5.5%	357	5.1%
Other (income) expense	(6)	§	(206)	(2.9%)

Segment profit*	$1,566	25.4%	$2,286	32.4%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the first nine months of 2019 were $6,169 million, a decrease of $890 million, or 13%, compared to the first nine months of 2018.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Percentage Change 2018-2019
	2019	2018
	(U.S. $ in millions)
Generic products	$2,826	$2,957	(4%)
COPAXONE	753	1,403	(46%)
BENDEKA/TREANDA	353	502	(30%)
ProAir*	194	352	(45%)
QVAR	183	173	6%
AJOVY	68	—	N/A
AUSTEDO	276	136	103%
Anda	1,080	984	10%
Other	436	554	(21%)

Total	$6,169	$7,059

*	Does not include sales of ProAir authorized generic, which are included under generics products.

North America Gross Profit
Gross profit from our North America segment in the first nine months of 2019 was $3,155 million, a decrease of 17%, compared to $3,778 million in the first nine months of 2018.
Gross profit margin for our North America segment in the first nine months of 2019 decreased to 51.1% from 53.5% in the first nine months of 2018.
North America R&D Expenses
R&D expenses relating to our North America segment in the first nine months of 2019 were $497 million, a decrease of 6%, compared to $528 million in the first nine months of 2018.
North America S&M Expenses
S&M expenses relating to our North America segment in the first nine months of 2019 were $756 million, a decrease of 7%, compared to $813 million in the first nine months of 2018.
North America G&A Expenses
G&A expenses relating to our North America segment in the first nine months of 2019 were $342 million, a decrease of 4%, compared to $357 million in the first nine months of 2018.
North America Other Income (Expense)
Other income from our North America segment in the first nine months of 2019 was $6 million, compared to $206 million in the first nine months of 2018.
North America Profit
Profit from our North America segment in the first nine months of 2019 was $1,566 million, a decrease of 31%, compared to $2,286 million in the first nine months of 2018.

Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019		2018
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,611	100%	$3,982	100%
Gross profit	2,066	57.2%	2,195	55.1%
R&D expenses	199	5.5%	208	5.2%
S&M expenses	637	17.6%	725	18.2%
G&A expenses	175	4.8%	243	6.1%
Other (income) expense	(5)	§	(1)	§

Segment profit*	$1,060	29.4%	$1,020	25.6%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the first nine months of 2019 were $3,611 million, a decrease of 9% or $371 million, compared to the first nine months of 2018. In local currency terms, revenues decreased by 4% compared to the first nine months of 2018, mainly due to a decline in COPAXONE revenues due to competing glatiramer acetate products and the termination of the PGT joint venture, partially offset by new generic product launches.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Percentage Change 2018-2019
	2019	2018
	(U.S. $ in millions)
Generic products	$2,599	$2,749	(5%)
COPAXONE	327	417	(22%)
Respiratory products	267	312	(14%)
Other	417	504	(17%)

Total	$3,611	$3,982	(9%)

Europe Gross Profit
Gross profit from our Europe segment in the first nine months of 2019 was $2,066 million, a decrease of 6% compared to $2,195 million in the first nine months of 2018.
Gross profit margin for our Europe segment in the first nine months of 2019 increased to 57.2% from 55.1% in the first nine months of 2018.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the first nine months of 2019 were $199 million, a decrease of 4%, compared to $208 million in the first nine months of 2018.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the first nine months of 2019 were $637 million, a decrease of 12%, compared to $725 million in the first nine months of 2018.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the first nine months of 2019 were $175 million, a decrease of 28%, compared to $243 million in the first nine months of 2018.
Europe Profit
Profit from our Europe segment in the first nine months of 2019 was $1,060 million, an increase of 4%, compared to $1,020 million in the first nine months of 2018.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the nine months ended September 30, 2019 and 2018:

	2019		2018
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,145	100%	$2,265	100%
Gross profit	877	40.9%	942	41.6%
R&D expenses	66	3.1%	70	3.1%
S&M expenses	348	16.2%	384	16.9%
G&A expenses	102	4.7%	115	5.1%
Other (income) expense	(2)	§	(11)	§

Segment profit*	$363	16.9%	$384	16.9%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

International Markets Revenues
Our International Markets segment includes all countries other than those in our North America and Europe segments. Revenues from our International Markets segment in the first nine months of 2019 were $2,145 million, a decrease of $120 million, or 5%, compared to the first nine months of 2018. In local currency terms, revenues decreased by 1% compared to the first nine months of 2018.

Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Percentage Change 2018-2019
	2019	2018
	(U.S. $ in millions)
Generic products	$1,404	$1,523	(8%)
COPAXONE	46	52	(12%)
Distribution	491	456	8%
Other	204	233	(13%)

Total	$2,145	$2,265	(5%)

International Markets Gross Profit
Gross profit from our International Markets segment in the first nine months of 2019 was $877 million, a decrease of 7%, compared to $942 million in the first nine months of 2018.
Gross profit margin for our International Markets segment in the first nine months of 2019 decreased to 40.9%, from 41.6% in the first nine months of 2018. The decrease was mainly due to lower sales in Japan.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the first nine months of 2019 were $66 million, a decrease of 5%, compared to $70 million in the first nine months of 2018.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the first nine months of 2019 were $348 million, a decrease of 9%, compared to $384 million in the first nine months of 2018.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the first nine months of 2019 were $102 million, a decrease of 12%, compared to $115 million in the first nine months of 2018.
International Markets Profit
Profit from our International Markets segment in the first nine months of 2019 was $363 million, a decrease of 6%, compared to $384 million in the first nine months of 2018.

Other Activities
Our revenues from other activities in the first nine months of 2019 decreased by 2% to $972 million, compared to the first nine months of 2018. In local currency terms, revenues were flat.
API sales to third parties in the first nine months of 2019 increased by 6%, in both U.S. dollar and local currency terms, to $566 million, compared to the first nine months of 2018.
Teva Consolidated Results
Revenues
Revenues in the first nine months of 2019 were $12,896 million, a decrease of 10% or 7% in local currency terms, compared to the first nine months of 2018.
Exchange rate movements during the first nine months of 2019, compared to the first nine months of 2018, negatively impacted revenues by $357 million.
Gross Profit
Gross profit in the first nine months of 2019 was $5,579 million, a decrease of $746 million compared to the first nine months of 2018.
Gross profit as a percentage of revenues was 43.3% in the first nine months of 2019, compared to 44.2% in the first nine months of 2018.
Research and Development (R&D) Expenses
Net R&D expenses in the first nine months of 2019 were $778 million, a decrease of 15% compared to the first nine months of 2018.
R&D expenses as a percentage of revenues were 6.0% in the first nine months of 2019, compared to 6.4% in the first nine months of 2018.

Selling and Marketing (S&M) Expenses
S&M expenses in the first nine months of 2019 were $1,908 million, a decrease of 10% compared to the first nine months of 2018.
S&M expenses as a percentage of revenues were 14.8% in the first nine months of 2019, flat compared to the first nine months of 2018.
General and Administrative (G&A) Expenses
G&A expenses in the first nine months of 2019 were $873 million, a decrease of 8% compared to the first nine months of 2018.
G&A expenses as a percentage of revenues were 6.8% in the first nine months of 2019, compared to 6.7% in the first nine months of 2018.
Intangible Asset Impairments
We recorded expenses of $1,206 million for identifiable intangible asset impairments, in the first nine months of 2019, compared to expenses of $1,246 million in the first nine months of 2018. See note 6 to our consolidated financial statements.
Goodwill Impairment
In the first nine months of 2019, no goodwill impairments were recorded, compared to a $300 million goodwill impairment charge recorded in the first nine months of 2018. See note 7 to our consolidated financial statements.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $263 million for other asset impairments, restructuring and other items in the first nine months of 2019, compared to expenses of $834 million in the first nine months of 2018. See note 14 to our consolidated financial statements.

Legal Settlements and Loss Contingencies
In the first nine months of 2019, we recorded an expense of $1,171 million in legal settlements and loss contingencies, compared to an income of $1,239 million in the first nine months of 2018. The expense in the first nine months of 2019 was mainly related to an estimated settlement provision recorded in connection with the remaining opioid cases. See note 16 to our consolidated financial statements.
Other Income
Other income in the first nine months of 2019 was $29 million, compared to $334 million in the first nine months of 2018.
Other income as a percentage of revenues was 0.2% in the first nine months of 2019, compared to 2.3% in the first nine months of 2018.
Operating Income (Loss)
Operating loss was $591 million in the first nine months of 2019, compared to an operating income of $1,527 million in the first nine months of 2018.
Financial Expenses, Net
Financial expenses were $635 million in the first nine months of 2019, compared to $736 million in the first nine months of 2018.
Financial expenses in the first nine months of 2019 were mainly comprised of interest expenses of $672 million, partially offset by $36 million of interest income. Financial expenses in the first nine months of 2018 were mainly comprised of interest expenses of $689 million, $60 million of early redemption charges and accelerated amortization related to the repayment of senior notes and term loans in the first quarter of 2018, as well as a $22 million loss resulting from our hedging and derivatives activities, partially offset by $33 million of interest income.
The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
	(U.S. $ in millions)
North America profit	$1,566	$2,286
Europe profit	1,060	1,020
International Markets profit	363	384

Total segments profit	2,989	3,690
Profit (loss) of other activities	92	87

	3,081	3,777
Amounts not allocated to segments:
Amortization	823	909
Other asset impairments, restructuring and other items	263	834
Goodwill impairment	—	300
Intangible asset impairments	1,206	1,246
Gain on divestitures, net of divestitures related costs	(12)	(114)
Other R&D expenses	(7)	82
Costs related to regulatory actions taken in facilities	28	6
Legal settlements and loss contingencies	1,171	(1,239)
Other unallocated amounts	201	226

Consolidated operating income (loss)	(591)	1,527

Financial expenses, net	635	736

Consolidated income (loss) before income taxes	$(1,226)	$791

Tax Rate
In the first nine months of 2019, we recognized a tax benefit of $159 million, or 13%, on pre-tax
loss of $1,226 million. In the first nine months of 2018, we recognized a tax benefit of $56 million, on pre-tax
income of $791 million. Our tax rate for the first nine months of 2019 was mainly affected by impairments, amortization, legal settlements with low corresponding tax effect and interest disallowance as a result of the U.S. Tax Cuts and Jobs Act.
Share in Losses (Income) of Associated Companies, Net
Share in losses of associated companies, net in the first nine months of 2019 was $8 million, compared to share in losses of $76 million in the first nine months of 2018.
Net Income (Loss)
Net loss attributable to Teva was $1,108 million in the first nine months of 2019, compared to net income attributable to Teva of $736 million in the first nine months of 2018.
Net loss attributable to ordinary shareholders was $1,108 million in the first nine months of 2019, compared to net income of $541 million in the first nine months of 2018.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the nine months ended September 30, 2019 and 2018 were 1,091 million and 1,020 million shares, respectively.
In computing diluted loss per share for the nine months ended September 30, 2019, no account was taken of the potential dilution by the assumed exercise of employee stock options and non-vested
RSUs granted under employee stock compensation plans and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Diluted earnings per share for the nine months ended September 30, 2018 take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, using the treasury stock method.
Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 68 million shares (including shares issued due to unpaid dividends up to that date) for the nine months ended September 30, 2018, as well as for the convertible senior debentures, since both had an anti-dilutive effect on earnings per share.
Diluted loss per share was $1.02 in the first nine months of 2019, compared to diluted earnings per share of $0.53 in the first nine months of 2018.
Impact of Currency Fluctuations on Results of Operations
In the first nine months of 2019, approximately 50% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, Israeli shekel, Canadian dollar and Russian ruble) impact our results. During the first nine months of 2019, the following main currencies relevant to our operations decreased in value against the U.S. dollar: Argentinean peso by 44%, Polish zloty by 7%, Russian ruble by 6%, euro by 6% and British pound by 6% (all compared on a nine-month average basis).
As a result, exchange rate movements during the first nine months of 2019 negatively impacted overall revenues by $357 million and our operating income by $110 million, in comparison to the first nine months of 2018.
Liquidity and Capital Resources
Total balance sheet assets were $57,246 million as of September 30, 2019, compared to $59,424 million as of June 30, 2019.
Our working capital balance, which includes trade receivables net of SR&A, inventories, prepaid expenses and other current assets, trade payables, employee-related obligations, accrued expenses and other current liabilities, was $306 million as of September 30, 2019, compared to negative $65 million as of June 30, 2019.

Accrued expenses as of September 30, 2019, were $1,748 million, compared to $2,335 million as of June 30, 2019. The lower accrued expenses in the third quarter of 2019 resulted mainly from a reclassification of provisions made under legal settlements and loss contingencies in the second quarter of 2019 to long-term liabilities.
Investment in property, plant and equipment in the third quarter of 2019 was approximately $169 million, compared to $112 million in the second quarter of 2019. Depreciation in the third quarter of 2019 was $151 million, compared to $153 million in the second quarter of 2019.
Cash and cash equivalents and short-term and long-term investments as of September 30, 2019 were $1,301 million, compared to $2,232 million as of June 30, 2019. The decrease in the third quarter of 2019 was mainly due to repayment at maturity of our $1,556 million 1.7% senior note in July 2019, partially offset by cash generated during the quarter.
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
The RCF can be used for general corporate purposes, including repaying existing debt. As of September 30, 2019, $100 million were outstanding under the RCF. As of the date of this quarterly report on Form 10-Q, no amounts are outstanding under the RCF. Based on current and forecasted results, we expect that we will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
Debt Balance and Movements
As of September 30, 2019, our debt was $26,942 million, compared to $28,726 million as of June 30, 2019. The decrease was mainly due to repayment at maturity of our $1,556 million 1.7% senior notes, as well as exchange rate fluctuations.
During the first quarter of 2019, we repurchased and canceled approximately $126 million principal amount of our $1,700 million 1.7% senior notes due July 2019.
During the second quarter of 2019, we repurchased and canceled approximately $18 million principal amount of our $1,574 million 1.7% senior notes due July 2019.
In July 2019, we repaid at maturity our $1,556 million 1.7% senior notes.
During the third quarter of 2019, we borrowed $500 million under the RCF and repaid $400 million of such borrowings. As of September 30, 2019, $100 million was outstanding under the RCF. As of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF.
Our debt as of September 30, 2019 was effectively denominated in the following currencies: 65% in U.S. dollars, 32% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of September 30, 2019 was 12%, compared to 10% as of June 30, 2019.
Our financial leverage was 64% as of September 30, 2019, a slight decrease compared to 65% as of June 30, 2019.
Our average debt maturity was approximately 6.4 years as of September 30, 2019, compared to 6.3 years as of June 30, 2019.
Total Equity
Total equity was $14,925 million as of September 30, 2019, compared to $15,251 million as of June 30, 2019. The decrease was mainly due to $307 million of net loss and the negative impact of $138 million from exchange rate fluctuations, partially offset by $87 million of unrealized gain from derivative financial instruments in the third quarter of 2019.
Exchange rate fluctuations affected our balance sheet, as approximately 36% of our net assets in the third quarter of 2019 (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to June 30, 2019, changes in currency rates had a negative impact of $138 million on our equity as of September 30, 2019, mainly due to the changes in value against the U.S. dollar of: the Polish zloty by 7%, the Chilean peso by 7%, the euro by 4%, the Bulgarian lev by 4% and the British pound by 3%. All comparisons are on a quarter-end
to
quarter-end
basis.

Cash Flow
Cash flow generated from operating activities during the third quarter of 2019 was $325 million, compared to $421 million in the third quarter of 2018. The decrease in the third quarter of 2019 was mainly due to lower revenues and a reduction in sales reserves associated with the revenue decline.
Cash flow generated from operating activities in the third quarter of 2019, net of cash received for capital investments and beneficial interest collected in exchange for securitized trade receivables, was $551 million, compared to $704 million in the third quarter of 2018. The decrease in cash flow was mainly due to the reasons mentioned above, as well as higher capital investments during the third quarter of 2019 compared to the third quarter of 2018.
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
In October 2016, we entered into an exclusive partnership with Celltrion to commercialize two of Celltrion’s biosimilar products in development for the U.S. and Canadian markets. We paid Celltrion $160 million, of which up to $60 million is refundable or creditable under certain circumstances. We will share the profit from the commercialization of these products with Celltrion. These two products, TRUXIMA and HERZUMA, were approved by the FDA in November and December 2018, respectively. TRUXIMA is expected to launch in the U.S. in November 2019.
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
non-GAAP
adjustments and the corresponding
non-GAAP
amounts for the applicable periods:

	Three Months Ended September 30, 2019
	U.S. $ and shares in millions (except per share amounts)
	Excluded for non-GAAP measurement
	GAAP	Amorti- zation of purchased intangible assets	Legal settlements and loss contingencies	Impair- ment of long- lived assets	Restruc- turing costs	Costs related to regulatory actions taken in facilities	Equity compens- ation	Contin- gent conside- ration	Gain on sale of business	Other non GAAP items	Other items	Corres- ponding tax effect	Non GAAP
Cost of sales	2,435	220				11	7			35			2,162
R&D expenses	240						5			(7)			242
S&M expenses	595	35					9						551
G&A expenses	285						14			1			270
Other (income) expense	(14)								(3)				(11)
Legal settlements and loss contingencies	468		468										—
Other assets impairments, restructuring and other items	160			28	61			51		21			—
Intangible assets impairment	177			177									0
Financial expenses, net	211										3		208
Income taxes	11											(172)	183
Share in losses of associated companies – net	4												4
Net income (loss) attributable to non-controlling interests	7										(12)		19

Total reconciled items		255	468	204	61	11	35	51	(3)	51	(9)	(172)

EPS—Basic	(0.29)											0.87	0.58
EPS—Diluted	(0.29)											0.87	0.58

The
non-GAAP
diluted weighted average number of shares was 1,093 million for the three months ended September 30, 2019.

	Three Months Ended September 30, 2018
	U.S. $ and shares in millions (except per share amounts)
	Excluded for non-GAAP measurement
	GAAP	Amorti- zation of purchased intangible assets	Legal settlements and loss contingencies	Impair- ment of long- lived assets	Other R&D expenses	Acquisition, integration and related expenses	Restru- cturing costs	Costs related to regulatory actions taken in facilities	Equity compens- ation	Contin- gent conside- ration	Other non GAAP items	Other items	Corres- ponding tax effect	Non GAAP
Cost of sales	2,552	246						1	7		30			2,268
R&D expenses	311				60				7		1			243
S&M expenses	699	51							14					634
G&A expenses	309								17		8			284
Other (income) expense	(35)										(31)			(4)
Legal settlements and loss contingencies	19		19											—
Other assets impairments, restructuring and other items	139			2		4	88			29	16			—
Intangible assets impairment	519			519										—
Financial expenses, net	229											(7)		236
Income taxes	(26)												(111)	85
Share in losses of associated companies – net	10											9		1
Net income (loss) attributable to non-controlling interests	11											(12)		23

Total reconciled items		297	19	521	60	4	88	1	45	29	24	(10)	(111)

EPS—Basic	(0.27)												0.95	0.68
EPS—Diluted	(0.27)												0.95	0.68

The
non-GAAP
diluted weighted average number of shares was 1,022 million for the three months ended September 30, 2018.

	Nine Months Ended September 30, 2019
	U.S. $ and shares in millions (except per share amounts)
	Excluded for non-GAAP measurement
	GAAP	Amorti- zation of purchased intangible assets	Legal settlements and loss contin- gencies	Impair- ment of long- lived assets	Acquisition, integration and related expenses	Restruc- turing costs	Costs related to regulatory actions taken in facilities	Equity compens- ation	Contin- gent consider- ation	Gain on sale of business	Other non GAAP items	Other items	Corres- ponding tax effect	Unusual tax item*	Non GAAP
Cost of sales	7,318	717					28	21			96				6,456
R&D expenses	778							17			(7)				768
S&M expenses	1,908	105						29							1,774
G&A expenses	873							37							836
Other (income) expense	(29)									(12)					(17)
Legal settlements and loss contingencies	1,171		1,171												—
Other assets impairments, restructuring and other items	263			96	2	140			4		22				—
Intangible assets impairment	1,206			1,206											—
Financial expenses, net	635											9			626
Income taxes	(159)												(662)	61	442
Share in losses of associated companies – net	8														8
Net income (loss) attributable to non-controlling interests	33											(28)			61

Total reconciled items		823	1,171	1,302	2	140	28	104	4	(12)	111	(19)	(662)	61

EPS—Basic	(1.02)													2.80	1.78
EPS—Diluted	(1.02)													2.80	1.78

The
non-GAAP
diluted weighted average number of shares was 1,093 million for the nine months ended September 30, 2019.
*	Interest disallowance as a result of the U.S. Tax Cuts and Jobs Act.

	Nine months ended September 30, 2018
	U.S. $ and shares in millions (except per share amounts)
	Excluded for non-GAAP measurement
	GAAP	Amorti- zation of purchased intangible assets	Good will impai rment	Legal settle ments and loss conting encies	Impair- ment of long- lived assets	Other R&D expenses	Acquisition, integration and related expenses	Restruct- uring costs	Costs related to regulatory actions taken in facilities	Equity compen- sation	Contin gent consider- ation	Gain on sale of business	Other non GAAP items	Other items	Corres- ponding tax effect	Non GAAP
Cost of sales	7,970	771							6	22			94			7,077
R&D expenses	918					82				21			2			813
S&M expenses	2,119	138								35			(4)			1,950
G&A expenses	954									44			12			898
Other (income) expense	(334)											(114)				(220)
Legal settlements and loss contingencies	(1,239)			(1,239)												—
Other assets impairments, restructuring and other items	834				255		9	442			84		44			—
Intangible assets impairment	1,246				1,246											—
Goodwill impairment	300		300													—
Financial expenses, net	736													59		677
Income taxes	(56)														(479)	423
Share in losses of associated companies – net	76													103		(27)
Net income (loss) attributable to non-controlling interests	35													(32)		67
Total reconciled items

Total reconciled items		909	300	(1,239)	1,501	82	9	442	6	122	84	(114)	148	130	(479)

EPS—Basic	0.53														1.87	2.40
EPS—Diluted	0.53														1.86	2.39

The
non-GAAP
diluted weighted average number of shares was 1,020 million for the nine months ended September 30, 2018.

Non-GAAP
Tax Rate
Non-GAAP
income taxes for the third quarter of 2019 were $183 million, or 22%, on pre-tax
non-GAAP
income of $843 million.
Non-GAAP
income taxes in the third quarter of 2018 were $85 million, or 10%, on pre-tax
non-GAAP
income of $868 million. Our
non-GAAP
tax rate for the third quarter of 2019 was mainly affected by legal settlements with low corresponding tax effect, interest expense disallowance and other changes to tax positions and deductions.
Non-GAAP
income taxes for the first nine months of 2019 were $442 million, or 18%, on pre-tax
non-GAAP
income of $2,454 million.
Non-GAAP
income taxes in the first nine months of 2018 were $423 million, or 14% on pre-tax
non-GAAP
income of $3,100 million.
We expect our annual
non-GAAP
tax rate for 2019 to be 18%, which is higher than our previous projections and our non-GAAP
tax rate for 2018. This is due to legal settlements with low corresponding tax effect, interest expense disallowance and other changes to tax positions and deductions. Our non-GAAP
tax rate for 2018 was 14%.
Off-Balance
Sheet Arrangements
Except for securitization transactions, which are disclosed in note 16(d) to our consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2018, we do not have any material off-balance
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
After evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In the third quarter of 2019 Teva completed the implementation of a company-wide enterprise resource planning (ERP) system in the U.S. to upgrade certain operational and financial processes. In connection with this ERP implementation, there have been changes in internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

We are subject to various litigation and other legal proceedings. For a discussion of these matters, see “Commitments and Contingencies” included in note 16 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form
10-Q.
ITEM 1A.	RISK FACTORS

Except as set forth below, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Public concern over the abuse of opioid medications in the United States, including increased legal and regulatory action, could negatively affect our business.
Certain governmental and regulatory agencies are focused on the abuse of opioid medications in the United States. Federal, state and local governmental and regulatory agencies are conducting investigations of us, other pharmaceutical manufacturers and other supply chain participants with regard to the manufacture, sale, marketing and distribution of opioid medications. A number of state attorneys general, including a coordinated multistate effort, are investigating our sales and marketing of opioids and we have received subpoena requests from the U.S. Department of Justice seeking documents relating to the manufacture, marketing and sale of opioid medications. In addition, we are currently litigating civil claims brought by various states and political subdivisions as well as private claimants, against various manufacturers, distributors and retail pharmacies throughout the United States in connection with our manufacture, sale and distribution of opioids. On October 21, 2019, Teva and certain other defendants reached an agreement in principle with a group of Attorneys General from North Carolina, Pennsylvania, Tennessee and Texas for a nationwide settlement framework. The framework is designed to provide a mechanism by which Teva attempts to seek resolution of remaining potential and pending opioid claims by both the U.S. states and political subdivisions (i.e., counties, tribes and other plaintiffs) thereof. Under this agreement, Teva would provide buprenorphine naloxone (sublingual tablets), in quantities with an estimated value up to approximately $23 billion at wholesale acquisition cost over a ten year period. In addition, Teva would also provide cash payments of up to $250 million over a ten year period. This global settlement framework is predicated on settlement with all U.S. states and related subdivisions. Teva cannot predict if the nationwide settlement framework will be finalized. Responding to governmental investigations and managing legal proceedings is costly and involves a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these lawsuits or investigations may involve substantial monetary penalties and could have a material and adverse effect on our reputation, business, results of operations and cash flows. See “Government Investigations and Litigation Relating to Pricing and Marketing” in note 16 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended September 30, 2019.
Repurchase of Shares
In December 2011, our Board of Directors authorized us to repurchase up to an aggregate amount of $3.0 billion of our ordinary shares or ADSs, of which $1.3 billion remained available for purchase, when in October 2014, the Board of Directors authorized us to increase our share repurchase program by $1.7 billion to $3.0 billion, of which $2.1 billion remained available as of September 30, 2019. We did not repurchase any of our shares during the three months ended September 30, 2019 and currently cannot do so due to our accumulated deficit. The repurchase program has no time limit. Repurchases may be commenced or suspended at any time, subject to applicable law.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: November 7, 2019	By:	/s/ Michael McClellan
	Name:	Michael McClellan
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)

81