Form 10-K
period 2019-12-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2020-02-21
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
(§
232-405
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
of the Exchange Act).    Yes
☐
    No  ☒
The aggregate market value of the voting common equity held by non-affiliates
of the registrant, computed by reference to the closing price at which the American Depositary Shares were last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019), was approximately $8.82 billion. Teva Pharmaceutical Industries Limited has no non-voting
common equity. For purpose of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s common equity at June 30, 2019.
As of December 31, 2019, the registrant had 1,092,189,007 ordinary shares outstanding.
Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form
 10-K.

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
®
, our leading medicine, which faces competition from existing and potential additional generic versions, competing glatiramer acetate products and orally-administered alternatives; the uncertainty of commercial success of AJOVY
®
or AUSTEDO
®
; competition from companies with greater resources and capabilities; delays in launches of new products and our ability to achieve expected results from investments in our product pipeline; ability to develop and commercialize biopharmaceutical products; efforts of pharmaceutical companies to limit the use of generics, including through legislation and regulations and the effectiveness of our patents and other measures to protect our intellectual property rights;

•	our substantial indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments, may result in a further downgrade of our credit ratings; and our inability to raise debt or borrow funds in amounts or on terms that are favorable to us;

•	our business and operations in general, including: implementation of our restructuring plan announced in December 2017; our ability to attract, hire and retain highly skilled personnel; our ability to develop and commercialize additional pharmaceutical products; compliance with anti-corruption, sanctions and trade control laws; manufacturing or quality control problems; interruptions in our supply chain; disruptions of information technology systems; breaches of our data security; variations in intellectual property laws; challenges associated with conducting business globally, including adverse effects of political or economic instability, major hostilities or terrorism; significant sales to a limited number of customers; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; our prospects and opportunities for growth if we sell assets and potential difficulties related to the operation of our new global enterprise resource planning (ERP) system;

•	compliance, regulatory and litigation matters, including: increased legal and regulatory action in connection with public concern over the abuse of opioid medications in the U.S. and our ability to reach a final resolution of the remaining opioid-related litigation; costs and delays resulting from the extensive governmental regulation to which we are subject; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; governmental investigations into S&M practices; potential liability for patent infringement; product liability claims; increased government scrutiny of our patent settlement agreements; failure to comply with complex Medicare and Medicaid reporting and payment obligations; and environmental risks;

•	other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our intangible assets; potential significant increases in tax liabilities; and the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business;

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
In addition to these three segments, we have other activities, primarily the sale of active pharmaceutical ingredients (“API”) to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.
In December 2017, we announced a comprehensive
two-year
restructuring plan intended to reduce our cost base by $3 billion, unify and simplify our organization and improve business performance, profitability, cash flow generation and productivity. This plan achieved its goals, including a total cost base reduction of $3 billion by the end of 2019. We are continuing to evaluate opportunities to further optimize our manufacturing and supply network to achieve additional operational efficiencies.

For information regarding our major customers, see note 19 to our consolidated financial statements.
Below is an overview of our three business segments.
North America
Our North America segment includes the United States and Canada.
We are the leading generic drug company in the United States. We market over 500 generic prescription products in more than 1,500 dosage strengths, packaging sizes and forms, including oral solid dosage forms, injectable products, inhaled products, liquids, ointments and creams. Most of our generic sales in the United States are made to retail drug chains, mail order distributors and wholesalers.
Our wholesale and retail selling efforts are supported by participation in key pharmaceutical conferences as well as focused advertising in professional journals and on leading pharmacy websites. We continue to strengthen consumer awareness of the benefits of generic medicines through partnerships and digital marketing programs.
During 2019, our generics business in the United States continued to be affected by certain adverse market forces, including: (i) pricing pressure that has impacted certain products or product families in our generic portfolio, (ii) an accelerated FDA approval process for generic versions of off-patent
medicines, resulting in increased competition for these products, and (iii) delays in the launch of some of our new generic products. We have also experienced supply discontinuities due to regulatory actions and approval delays, which also had an impact on our ability to timely meet demand in certain instances. These adverse market forces have been affecting our business for a number of years and, consequently, have a direct impact on our overall performance.
Our specialty portfolio in North America has an established presence in central nervous system (“CNS”) medicines. COPAXONE
®
is among the leading products for the treatment of multiple sclerosis (“MS”) in North America. In addition, we continue to strengthen our specialty portfolio with AJOVY
®
, a preventive treatment for migraine, and the continued growth of our neurodegenerative and movement disorder treatment medicine, AUSTEDO
®
. We are committed to maintaining a leading presence in the respiratory market by delivering a range of medicines for the treatment of asthma and chronic obstructive pulmonary disease (“COPD”).
We maintain a meaningful presence in oncology medicines, including both specialty and generic medicines. In November 2019, we launched TRUXIMA
®
, our first oncology biosimilar product in the United States.
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
We are the leading generic pharmaceutical company in Europe. We are among the top three generic pharmaceutical companies in a majority of European Union markets, including some of the largest markets in the European Union. No single country in Europe represents more than 25% of our total European generic revenues, and therefore we are not highly dependent on any single country that could be affected by pricing reforms or changes in public policy.

Despite their diversity and highly fragmented nature, the European markets share many characteristics that allow us to leverage our pan-European
presence and broad portfolio. Global customers are important partners in our generic business and are expanding across Europe, although customer consolidation is lower than in the United States. We are one of a few generic pharmaceutical companies with a pan-European
footprint. Most competitors focus on a select few markets or business lines.
Our OTC portfolio in Europe includes global brands such as SUDOCREM
®
as well as local and regional brands such as NasenDuo
®
in Germany, Flegamina
®
in Poland and FLUX
®
and Decubal
®
in the Nordic countries.
Our specialty portfolio in Europe focuses on three main areas: CNS and pain, respiratory and oncology. Our leading product, COPAXONE, continues to be among the leading products for the treatment of MS, though new treatments are being introduced to various markets in the European Union.
AJOVY was granted marketing authorization in the European Union by the European Medicines Agency (“EMA”) in a centralized process in April 2019. We commenced launching AJOVY in certain European markets in May 2019 and are moving forward with plans to launch the product in other European countries.
International Markets
Our International Markets segment includes all countries in which we operate other than those in our North America and Europe segments. These markets comprise more than 35 countries, covering a substantial portion of the global pharmaceutical market.
Our key international markets are Japan, Russia and Israel. In Japan, we operate our business through a business venture with Takeda Pharmaceutical Companies Limited (“Takeda”), in which we own a 51% stake and Takeda owns the remaining 49%. The countries in our International Markets segment range from highly regulated, pure generic markets, such as Israel, to hybrid markets, such as Japan, to branded generics oriented markets, such as Russia and certain Latin American markets.
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
Our Product Portfolio and Business Offering
Our product and service portfolio includes generic medicines, biopharmaceuticals, specialty medicines, OTC products, a distribution business, API and contract manufacturing. Each region manages the entire range of products and services offered in its region and our global marketing and portfolio function optimizes our pipeline and product lifecycle across therapeutic areas. In most markets in which we operate, we use an integrated and comprehensive marketing model, offering a broad portfolio of products, including specialty, generic and OTC products.
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
Our generics business has a wide-reaching commercial presence. We are the leading generic pharmaceutical company in the United States and have a top three leadership position in many countries, including some of the key European markets. We have a robust product portfolio, comprehensive R&D capabilities and product pipeline and a global operational network, which enables us to execute key generic launches to further expand our product pipeline and diversify our revenue stream. We use these capabilities to help overcome price erosion in our generics business.
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
As part of the comprehensive restructuring plan announced in December 2017 and implemented through 2019, we substantially optimized our global generics portfolio, particularly in the United States, through product discontinuation and price adjustments, with a focus on increasing profitability. This resulted in the restructuring and optimization of our manufacturing and supply network, including the closure or divestment of a significant number of manufacturing plants in the United States, Europe and International Markets. We plan to continue to optimize our generics portfolio and manufacturing and supply network prospectively as well.
In markets such as the United States, the United Kingdom, Canada, the Netherlands and Israel, generic medicines may be substituted by the pharmacist for their brand name equivalent or prescribed by International Nonproprietary Name (“INN”). In these so-called
“pure generic” markets, physicians and patients have little control over the choice of generic manufacturer, and consequently generic medicines are not actively marketed or promoted to physicians or consumers. Instead, the relationship between the manufacturer and pharmacy chains and distributors, health funds and other health insurers is critical. Many of these markets have automatic substitution models when generics are available as alternatives to brands. In Russia, Turkey, Ukraine, Kazakhstan and certain Latin American and European countries, generic medicines are generally sold under brand names alongside the originator brand. These markets are referred to as “branded generic” markets and are generally “out of pocket” markets in which consumers can pay for a particular branded generic medicine (as opposed to government or privately funded medical health insurance), often at the recommendation of their physician. Branded generic products are actively promoted and a sales force is necessary to create and maintain brand awareness. Other markets, such as Germany, Japan, France, Italy and Spain, are hybrid markets with elements of both approaches.
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

Biosimilar Medicines
Below is a description of our key biosimilar products:
TRUXIMA
•
TRUXIMA
(rituximab-abbs) is a monoclonal antibody biosimilar to Rituxan
®
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
(including stable disease),
low-grade,
CD20-positive,
B-cell
NHL as a single agent after first-line cyclophosphamide, vincristine, and prednisone (CVP) chemotherapy. In May 2019, the FDA approved TRUXIMA for two additional indications, thus matching all of the reference product’s oncology indications for NHL and CLL. The two additional oncology indications are: (i) previously untreated diffuse large
B-cell,
CD20-positive NHL in combination with (cyclophosphamide, doxorubicin, vincristine, and prednisone) (CHOP) or other anthracycline-based chemotherapy regimens and (ii) previously untreated and previously treated CD20-positive Chronic Lymphocytic Leukemia (CLL) in combination with fludarabine and cyclophosphamide (FC). In December 2019, the FDA further approved TRUXIMA for the treatment of (i) Rheumatoid Arthritis (RA) in combination with methotrexate in adult patients with moderately-to
severely-active RA who have inadequate response to one or more TNF antagonist therapies and (ii) Granulomatosis with Polyangiitis (GPA) (Wegener’s Granulomatosis) and Microscopic Polyangiitis (MPA) in adult patients in combination with glucocorticoids.

•	We entered into an exclusive partnership with Celltrion, Inc. (“Celltrion”) in October 2016 to commercialize TRUXIMA in the United States and Canada.

•	TRUXIMA, our first oncology biosimilar product in the United States, launched in November 2019 and is the first rituximab biosimilar to be approved in the United States.

•	We reached an agreement with Genentech, Inc. (“Genentech”) to settle U.S. patent litigation regarding TRUXIMA. Under the terms of the settlement agreement, TRUXIMA became available in the United States with the approved oncology indications on November 11, 2019. In addition, we have a license from Genentech to expand the TRUXIMA label to include the RA and GPA/MPA indications in the second quarter of 2020.

HERZUMA
®
•
HERZUMA
(trastuzumab-pkrb) is a HER2/neu receptor antagonist biosimilar to Herceptin
®
(trastuzumab). HERZUMA was initially approved by the FDA in December 2018, with additional indications approved in May 2019, so that HERZUMA’s label now matches all of the reference product’s indications: (i) adjuvant treatment of HER2 overexpressing node positive or node negative (ER/PR negative or with one high risk feature) breast cancer, as part of a treatment regimen consisting of doxorubicin, cyclophosphamide, and either paclitaxel or docetaxel, as part of a treatment regimen with docetaxel and carboplatin, or as a single agent following multi-modality anthracycline based therapy, and (ii) in combination with paclitaxel for first-line treatment of HER2-overexpressing metastatic breast cancer, or as a single agent for treatment of HER2-overexpressing breast cancer in patients who have received one or more chemotherapy regimens for metastatic disease, and (iii) in combination with cisplatin and capecitabine or
5-fluorouracil,
for the treatment of patients with HER2 overexpressing metastatic gastric or gastroesophageal junction adenocarcinoma who have not received prior treatment for metastatic disease.

•	We entered into an exclusive partnership with Celltrion in October 2016 to commercialize HERZUMA in the United States and Canada.

•	We reached an agreement with Genentech to settle U.S. patent litigation regarding HERZUMA. Under the terms of the settlement agreement, HERZUMA is expected to be available in the United States in the first quarter of 2020.

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
We deploy medical and sales and marketing professionals within specific therapeutic areas who seek to address the needs of patients and healthcare professionals. We tailor our patient support, payer relations and medical affairs activities to the distinct characteristics of each therapeutic area and medicine.
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
Below is a description of our key specialty products:
CNS and Pain
Our
CNS and pain
portfolio includes COPAXONE for the treatment of relapsing forms of MS, AJOVY for the preventive treatment of migraine and AUSTEDO for the treatment of tardive dyskinesia and chorea associated with Huntington disease.
COPAXONE
•
COPAXONE
(glatiramer acetate injection) is one of the leading MS therapies in the United States (according to IQVIA data as of December 2019). COPAXONE is indicated for the treatment of patients with relapsing forms of MS (“RMS”), including the reduction of the frequency of relapses in relapsing-remitting multiple sclerosis (“RRMS”), including in patients who have experienced a first clinical episode and have MRI features consistent with MS.

•	COPAXONE is believed to have a unique mechanism of action that works with the immune system, unlike many therapies that are believed to rely on general immune suppression or cell sequestration to exert their effect. COPAXONE provides a proven mix of efficacy, safety and tolerability.

•	The FDA approved generic versions of COPAXONE 40 mg/mL in October 2017 and February 2018 and a second generic version of COPAXONE 20 mg/mL in October 2017 in the United States. Hybrid versions of COPAXONE 20 mg/mL and 40 mg/mL were also approved in the European Union.
•	COPAXONE 40 mg/mL is protected by one European patent expiring in 2030. This patent is being challenged in various European jurisdictions. In October 2017, the U.K. High Court found this patent invalid and our application for permission to appeal this decision was rejected. The patent was upheld by the Opposition Division of the European Patent Office in April 2019. A hearing for an appeal in this case has been set for June 2020.
•	The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE discussed above, as well as additional generic versions expected to be approved in the future. Oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
.
AJOVY (anti CGRP)
•
AJOVY
(fremanezumab-vfrm) injection is a fully humanized monoclonal antibody that binds to calcitonin gene-related peptide (“CGRP”). In September 2018, AJOVY was approved by the FDA for the preventive treatment of migraine in adults and was subsequently launched in the United States.
•	AJOVY was granted a marketing authorization in the European Union by the EMA in a centralized process in April 2019. We commenced launching AJOVY in certain European markets in May 2019 and are moving forward with plans to launch in other European countries.
•	During 2019, we received marketing authorizations for AJOVY in Israel and Australia and we continue to move forward with submissions in various other countries in our International Markets segment.
•	On May 12, 2017, we entered into a license and collaboration agreement with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for AJOVY in Japan and, once approved, to commercialize the product in Japan. Results for these trials were received in January 2020, indicating that primary and secondary endpoints were achieved and that no clinically significant adverse events were observed in subjects.
•	On January 27, 2020, the FDA approved an auto-injector device for AJOVY in the U.S. We have also received approval from the EMA for AJOVY’s auto-injector submission in the EU.
•	AJOVY is also in clinical development to evaluate safety and efficacy in the treatment of post traumatic headache and fibromyalgia.
•	AJOVY is protected by patents expiring in 2026 in Europe and in 2027 in the United States. Applications for patent term extensions have been submitted in various markets around the world. An additional patent relating to the use of AJOVY in the treatment of migraine is issued in the United States and will expire in 2035. This patent is also pending in other countries. AJOVY will also be protected by regulatory exclusivity of 12 years from marketing approval in the United States and 10 years from marketing approval in Europe.
•	We have filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly has also submitted IPR (inter partes review) petitions to the Patent Trial and Appeal Board, challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court has been stayed pending resolution of the IPR petitions. The patent office hearing concerning the first six IPRs was held on November 22, 2019 and the hearing concerning the remaining three IPRs was held on January 8, 2020. On February 18, 2020, the Patent Trial and Appeal Board issued decisions on the first six IPRs, finding the six patents invalid as being obvious. We are currently reviewing the possibility of appealing these decisions. In addition, we have entered into separate agreements with Alder Biopharmaceuticals, Inc. (“Alder”) and Lilly, resolving the

European Patent Office oppositions that they have filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
AUSTEDO
®
(deutetrabenazine)
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
•	AUSTEDO was approved by the FDA and launched in April 2017 in the United States for the treatment of chorea associated with Huntington disease. In August 2017, the FDA approved AUSTEDO for the treatment of tardive dyskinesia (“TD”) in adults in the United States and we launched AUSTEDO for the treatment of TD in September 2017. TD is a debilitating, often irreversible movement disorder caused by certain medications used to treat mental health or gastrointestinal conditions.
•	During 2019, we submitted requests for marketing authorizations for AUSTEDO in certain countries in our International Markets segment. We continue to move forward with additional submissions in various other countries around the world.
•	In September 2017, we entered into a partnership agreement with Nuvelution Pharma, Inc (“Nuvelution”) for the development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. In February 2020, we received results for these clinical trials, which found that the clinical trials failed to meet their primary endpoints. No new safety signals were identified in these studies.
•	AUSTEDO is protected in the United States by five Orange Book patents expiring between 2031 and 2033 and in Europe by two patents expiring in 2029.
Oncology
Our specialty
oncology
portfolio includes BENDEKA
®
/ TREANDA
®
, GRANIX
®
and TRISENOX
®
in the United States and LONQUEX
®
, TEVAGRASTIM
®
/RATIOGRASTIM
®
and TRISENOX
®
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
(50 mL) and short-time
10-minute
infusion formulation of bendamustine hydrochloride that we licensed from Eagle Pharmaceuticals, Inc. (“Eagle”). In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increasing the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses.
•	Eagle launched a
ready-to-dilute
bendamustine hydrochloride in June 2018, which competes directly with BENDEKA. Other competitors to BENDEKA include combination therapies such as
R-CHOP
(a combination of cyclophosphamide, vincristine, doxorubicin and prednisone in combination with rituximab) and
CVP-R
(a combination of cyclophosphamide, vincristine and prednisolone in combination with rituximab) for the treatment of NHL, as well as a combination of fludarabine, doxorubicin and rituximab for the treatment of CLL and newer targeted oral therapies, such as ibrutinib, idelilisib and venetoclax.

•	There are 15 patents listed in the U.S. Orange Book for BENDEKA with expiry dates between 2026 and 2031. Teva and Eagle received notices of Abbreviated New Drug Application (“ANDA”) filings by Slayback Pharmaceuticals, Fresenius Kabi, Apotex, Mylan, and Lupin Pharmaceuticals, Inc. (“Lupin”) for generic versions of BENDEKA, which all contained Paragraph IV challenges against one or more of the BENDEKA patents. In response, Teva and Eagle filed patent infringement lawsuits against each of the ANDA filers in the U.S. District Court for the District of Delaware, four of which are pending a decision by the court, which could come as early as the first half of 2020. The respective
30-month
stays, automatically triggered by the patent infringement lawsuits, began expiring in January 2020. The asserted patents expire in 2031. Additionally, Teva and Eagle received a notification from early 2018 that Hospira, Inc. (“Hospira”) filed a 505(b)(2) new drug application (“NDA”) referencing BENDEKA. In July 2018, Teva and Eagle filed suit against Hospira in the U.S. District Court for the District of Delaware. Hospira’s
30-month
stay expires in December 2020. On December 16, 2019, the Delaware District Court dismissed the case against Hospira on all but one of the asserted patents, which expires in 2031. Trial against Hospira on that patent is scheduled to begin on November 15, 2021.
•	We have U.S. Orange Book patents for TREANDA expiring between 2026 and 2031. One 505(b)(2) NDA was filed for a liquid version of bendamustine and 21 ANDAs were filed for generic versions of the lyophilized form of TREANDA. We have reached final settlements with all 22 filers, providing for the launch of generic versions of TREANDA prior to patent expiration.
•	In July 2018, Eagle prevailed in its suit against the FDA to obtain seven years of orphan drug exclusivity in the United States for BENDEKA. The FDA has appealed the district court’s decision, but barring a reversal of the decision by the appellate court, drug applications referencing BENDEKA, TREANDA or any other bendamustine product will not be approved by the FDA until the orphan drug exclusivity expires in December 2022. If the decision is reversed, generic versions of TREANDA may be launched immediately.
Respiratory
Our
respiratory
portfolio includes ProAir
®
, QVAR
®
, DuoResp
®
Spiromax
®
, AirDuo
®
RespiClick
®
/ ArmonAir
®
RespiClick
®
and CINQAIR
®
/CINQAERO
®
.
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
Our innovative delivery systems include:
•	A breath-actuated inhaler (“BAI”) recently approved in the United States for use with QVAR as QVAR RediHaler ® ; and
•	Spiromax (EU) or RespiClick (U.S.), a novel inhalation-driven multi-dose dry powder inhaler (“MDPI”).

ProAir
•	The ProAir line of products includes ProAir hydrofluoroalkane (“HFA”), ProAir RespiClick ® and ProAir Digihaler ® , which are sold only in the United States.

•
ProAir HFA
(albuterol sulfate) is an inhalation aerosol with dose counter and is indicated for patients four years of age and older for the treatment or prevention of bronchospasm with reversible obstructive airway disease and for the prevention of exercise-induced bronchospasm. ProAir HFA is among the leading quick relief inhalers in the United States. In January 2019, we launched our own ProAir authorized generic in the United States following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. In June 2014, we settled a patent challenge to ProAir HFA with Perrigo Pharmaceuticals (“Perrigo”), under which Perrigo is now permitted to launch its generic product. In November 2017, we settled another patent challenge to ProAir HFA, under which Lupin is now permitted to launch its generic product. As of the date hereof, neither Perrigo nor Lupin have launched generic versions of ProAir HFA.

•
ProAir Digihaler
(albuterol sulfate 117 mcg) inhalation powder is the first and only digital rescue inhaler with built-in
sensors which connects to a companion mobile application and provides inhaler use information to people with asthma and COPD. ProAir Digihaler was approved by the FDA on December 21, 2018 for the treatment or prevention of bronchospasm in patients aged four years and older with reversible obstructive airway disease and for prevention of exercise-induced bronchospasm (EIB) in patients aged four years and older. Commercial availability of ProAir Digihaler is planned for 2020 through targeted launch activities.

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

•	Three major brands compete with ProAir HFA and ProAir RespiClick in the United States in the short-acting beta agonist market: Ventolin
®
HFA (albuterol), Proventil
®
HFA (albuterol) and Xopenex
®
HFA (levalbuterol). In addition, an authorized generic version Ventolin
®
HFA (albuterol) was approved in January 2019.

QVAR
•
QVAR
(beclomethasone dipropionate HFA) is indicated as a maintenance treatment for asthma as a prophylactic therapy in patients five years of age or older. QVAR is also indicated for asthma patients who require systemic corticosteroid administration, where adding QVAR may reduce or eliminate the need for systemic corticosteroids. We market QVAR in the United States and in major European markets.

•	Four major brands compete with QVAR in the mono inhaled corticosteroid segment: Flixotide/Flovent ® (fluticasone), Pulmicort Flexhaler ® (budesonide), Asmanex ® (mometasone) and Alvesco ® (ciclesonide).

•
QVAR RediHaler
(beclomethasone dipropionate HFA) inhalation aerosol, a breath actuated inhaler, was approved by the FDA in August 2017 for the maintenance treatment of asthma as a prophylactic therapy in patients four years of age and older. This product became commercially available in February 2018. The RediHaler device is the next generation of our QVAR product and contains the same small particle aerosol formulation as the existing QVAR in a breath-actuated device.

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

•	Major brands competing with CINQAIR/CINQAERO in the United States, Europe and Canada in the interleukin-5 market are Nucala ® (mepolizumab) and Fasenra ® (benralizumab).

AirDuo RespiClick / ArmonAir RespiClick / AirDuo Digihaler
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

•	AirDuo RespiClick and its authorized generic have the same active ingredients as Advair
®
but are delivered via Teva’s breath-activated, MDPI, RespiClick, which is used with other approved medicines in our respiratory product portfolio

•
ArmonAir RespiClick
(fluticasone propionate MDPI U.S.) is a formulation of long acting ICS using our MDPI device, indicated for maintenance treatment of asthma as prophylactic therapy in patients 12 years of age and older, with an enhanced lung delivery designed to allow lower doses to achieve the same clinical outcomes as Flovent
®
Diskus.

•
AirDuo Digihaler
(fluticasone propionate and salmeterol inhalation powder) is the first and only digital maintenance inhaler with built-in
sensors which connects to a companion mobile application and provides inhaler use information to people with asthma. AirDuo Digihaler was approved by the FDA on July 12, 2019 for treatment of asthma in patients aged 12 years and older who are uncontrolled on an ICS or whose disease severity clearly warrants the use of an ICS/LABA combination. Commercial availability of AirDuo Digihaler is planned for 2020 through targeted launch activities.

BRALTUS
®
•	BRALTUS (tiotropium bromide), a long-acting muscarinic antagonist, indicated for adult patients with COPD, delivered via the Zonda ® inhaler, was launched in Europe in August 2016.

Below is a description of key products in our specialty pipeline:

Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)	Comments
CNS, Neurology and Neuropsychiatry
AUSTEDO (deutetrabenazine)	Tourette syndrome	Oral	3 (December 2017)	Teva and Nuvelution entered into a partnership agreement on September 19, 2017 to develop AUSTEDO for the treatment of tics associated with

Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)	Comments

Tourette syndrome in pediatric patients in the United States. In February 2020, we received results for these clinical trials, which found that the clinical trials failed to meet their primary endpoints. No new safety signals were identified in these studies.

	Dyskinesia in cerebral palsy	Oral	3 (September 2019)
TV-46000 (risperidone LAI)	Schizophrenia	Subcutaneous	3 (April 2018)
Migraine and Pain
fremanezumab (anti CGRP)	Post traumatic headache	Subcutaneous	2
	fibromyalgia	Subcutaneous	2
fasinumab	Osteoarthritis pain	Subcutaneous	3 (March 2016)
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

Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)	Comments
and 10 years from marketing approval in Europe.
Respiratory
ProAir e-RespiClick ™	Bronchospasm and exercise induced bronchitis	Oral inhalation	Approved by FDA (December 2018)
AirDuo Digihaler	Treatment of asthma in patients aged 12 years and older	Oral inhalation	Approved by FDA (July 2019)
ArmonAir DigiHaler	Treatment of asthma in patients aged 12 years and older	Oral inhalation	Under regulatory review
GoResp ® DigiHaler / DuoResp DigiHaler	Treatment of asthma in patients aged 12 years and older and COPD	Oral inhalation	Under regulatory review
Oncology
HERZUMA	(biosimilar to Herceptin ® US)		Approved by FDA (December 2018) Approved in Canada (September 2019)

During 2019, development of the following projects was either discontinued or transferred:
•	CINQAIR/CINQAERO for severe asthma with eosinophilia;

•	Fremanezumab (anti CGRP) for episodic cluster headache; and

•	Fasinumab for chronic lower back pain has been put on hold.

Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.
We produce approximately 350 APIs for our own use and for sale to third parties in many therapeutic areas. APIs used in pharmaceutical products are subject to regulatory oversight by national health authorities. We utilize a variety of production technologies, including chemical synthesis, semi-synthetic fermentation, enzymatic synthesis, high potency manufacturing, plant extract technology and peptide synthesis. Our advanced technology and expertise in the field of solid state particle technology enable us to meet specifications for particle size distribution, bulk density, specific surface area and polymorphism, as well as other characteristics.
We provide contract manufacturing services related to products divested in connection with the sale of certain business lines, as well as other miscellaneous items. Our other activities are not included in our North America, Europe and International Markets segments described above.
Research and Development
Our R&D activities span the breadth of our business, including generic medicines (finished goods and API), specialty pharmaceuticals, biopharmaceuticals and OTC medicines.
All of our R&D activities are concentrated under one global group with overall responsibility for generics, specialty and biologics, enabling better focus and efficiency.

A strong focus for Teva is the development of new generic medicines. We develop generic products for the United States, Europe, and our International Markets segment. Our focus is on developing complex formulations with complex technologies, which have higher barriers to entry. Generic R&D activities, which are carried out in development centers located around the world, include product formulation, analytical method development, stability testing, management of bioequivalence, bio-analytical
studies, other clinical studies and registration of generic drugs in all of the markets where we operate. We also operate several clinics where most of our bioequivalent studies are performed. We have more than 1,250 generic products in our pre-approved
global pipeline, which includes products in all stages of the approval process:
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
Pharmaceutical Production
We operate 47 finished dosage and packaging pharmaceutical plants in 22 countries. These plants manufacture solid dosage forms, sterile injectables, liquids, semi-solids, inhalers, transdermal patches and medical devices. In 2019, we produced approximately 73 billion tablets and capsules and approximately 753 million sterile units.
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
Since 2017, we closed or divested a significant number of manufacturing plants in North America, Europe, Israel and Japan in connection with our restructuring plan, announced in December 2017. We plan to continue to optimize our manufacturing and supply network prospectively as well.
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
We currently have 17 API production facilities, producing approximately 350 APIs in various therapeutic areas. Our API intellectual property portfolio includes hundreds of granted patents and pending applications worldwide.

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
Environment, Health and Safety
We are committed to business practices that promote socially and environmentally responsible economic growth. During 2019, we continued to make significant progress on our multi-year plan towards our long-term environment, health and safety (“EHS”) goal referred to as “Target Zero”: zero incidents, zero injuries and zero releases. Among other things, in 2019, we:
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
Quality
We are committed not only to complying with quality requirements but to developing and leveraging quality as a competitive advantage. In 2019, we successfully completed numerous inspections by various regulatory agencies of our finished dosage pharmaceutical plants and our pharmacovigilance function, continued discussions with authorities about drug shortages and participated in several industry-wide task forces. We continue to focus on maintaining a solid and sustainable quality compliance foundation, as well as making quality a priority to continuous compliance. We seek to ensure that quality is an embedded part of our corporate culture and is reflected in all of our daily operations, delivering reliable and high quality products.
For information regarding significant regulatory events, see note 15 to our consolidated financial statements.
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
In the United States, we are subject to competition in the generic drug market from domestic and international generic drug manufacturers and brand-name pharmaceutical companies through lifecycle management initiatives, authorized generics, existing brand equivalents and manufacturers of therapeutically similar drugs. An increase in FDA approvals for generic products is increasing the competition on our base generic products. Price competition from additional generic versions of the same product typically results in margin pressures, which is causing some generics companies to increase focus on portfolio efficiency and product life cycle management.
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
approaches.
Furthermore, in significant markets such as Japan and Russia, governments have issued or are in process of issuing regulations designed to increase generic penetration. Specifically, in Japan, ongoing regulatory pricing reductions and generic competition to off-patented
products have negatively affected our sales in Japan. These conditions result in intense competition in the generic market, with generic companies competing for advantage based on pricing, time to market, reputation and customer service.
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
The federal CSA and its implementing regulations establish a closed system of controlled substance distribution for legitimate handlers. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes controlled substances into one of five schedules—Schedule I, II, III, IV, or V—with varying qualifications for listing in each schedule. Facilities that manufacture, distribute, conduct chemical analysis, import or export any controlled substance must register annually with the DEA. The DEA inspects all registered facilities to review security, record keeping and reporting and handling prior to issuing a controlled substance registration and periodically thereafter. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action, such as civil penalties, refusal to renew necessary registrations or the initiation of proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.
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
The ACA requires the pharmaceutical industry to share in the costs of reform, by, among other things, increasing Medicaid rebates and expanding Medicaid rebates to cover Medicaid managed care programs. The ACA also included funding of pharmaceutical costs for Medicare patients in excess of the prescription drug coverage limit and below the catastrophic coverage threshold. Commencing 2019, under the ACA, pharmaceutical companies are obligated to fund 70% of the patient obligation for branded prescription pharmaceuticals in this gap, or “donut hole.” Additionally, an excise tax was levied against certain branded pharmaceutical products. The tax is specified by statute to be approximately $3.5 billion in 2017, $4.2 billion in 2018 and $2.8 billion each year thereafter. The tax is to be apportioned to qualifying pharmaceutical companies based on an allocation of their governmental programs as a portion of total pharmaceutical government programs.
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
On September 27, 2019, the Continuing Appropriations Act of 2020 and the Health Extenders Act of 2019 became effective, amending the Medicaid Drug Rebate Statute in two key ways: (i) by requiring manufacturers to exclude (rather than include) the prices paid by wholesalers to manufacturers for authorized generic drugs from the calculation of the “average manufacturers’ price” in the United States (i.e., the average between the price paid to manufacturers by wholesalers who distribute generic drugs to retail community pharmacies and the price paid to manufacturers by retail community pharmacies that purchase drugs directly from the manufacturer and (ii) by deleting references to “manufacturers” from the definition of wholesaler.
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

During 2019, we continued to register products in the European Union, primarily using the decentralized procedure (simultaneous submission of applications to chosen member states). We continue to use, on occasion, the mutual recognition and centralized procedures.
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
In July 2019, the SPC Manufacturing Waiver Regulation came into force in the European Union (subject to certain conditions and transitional provisions) allowing products manufactured prior to SPC expiry to be exempt from SPC infringement if such products are manufactured for export to non-European
Union markets or for launch in the European Union upon expiry of the SPC.
Orphan designated products, which receive, under certain conditions, a blanket period of ten years of market exclusivity, may receive an additional two years of exclusivity instead of an extension of the SPC if the requirements of the pediatric regulation are met.

The legislation also allows for R&D work during the patent term for the purpose of developing and submitting registration dossiers.
In 2016, the United Kingdom conducted a referendum and voted to leave the European Union, also known as “Brexit.” On March 29, 2017, the British government invoked Article 50 of the Treaty on the European Union and on January 31, 2020 the United Kingdom left the European Union. The United Kingdom and European Union entered a transition period of 11 months which may be extended once by agreement of the E.U. and the U.K. before July 2020 for up to one or two years. However, the transition agreement between the two parties means that the United Kingdom will abide by current regulatory and trading frameworks at least until December 31, 2020 pending the agreement of their future relationship. As pharmaceutical legislation in the United Kingdom is largely derived from European Union law and relies on mutual recognition of decision making, implementation of a number of practical steps is required before the end of 2020 if the transition period is not extended. We are working on processes to ensure a smooth transition irrespective of the future relationship between the European Union and the United Kingdom.
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
In October 2015, the European Commission adopted regulations providing detailed rules for the safety features appearing on the packaging of medicinal products for human use. This legislation, part of the Falsified

Medicines Directive (“FMD”), is intended to prevent counterfeit medicines entering into the supply chain and will allow wholesale distributors and others who supply medicines to the public to verify the authenticity of the medicine at the level of the individual pack. The safety features comprise a unique identifier and a tamper-evident seal on the outer packaging, which are to be applied to certain categories of medicines. FMD is effective as of February 2019. Teva’s packaging sites, distribution centers and contract manufacturing operators (“CMOs”) for the European market comply with this new requirement.
In November 2017, the federal Drug Supply Chain Security Act became effective in the United States, mandating an industry-wide, national serialization system for pharmaceutical packaging with a ten-year
phase-in
process. By November 2018, all manufacturers and
re-packagers
were required to mark each prescription drug package with a unique serialized code. Teva’s packing sites, distribution centers and CMOs for the U.S. market comply with the new requirements. Other countries are following suit with variations of two main requirements: (i) to be able to associate the unit data with the uniquely-identified shipping package, or (ii) to report the data for tracking and tracing of products, reimbursements and other purposes. Certain countries, such as Russia, China, Korea, Turkey, Argentina, Brazil and India (for exported products), already have laws mandating serialization and aggregation and we are working to comply with these requirements. Other countries, including India (domestic market), Indonesia, Kazakhstan, Malaysia, Taiwan and other Latin American countries are currently considering mandating similar requirements.
Employees
As of December 31, 2019, Teva’s work force consisted of 40,039 full-time-equivalent employees. In certain countries, we are party to collective bargaining agreements with certain groups of employees.
The following table presents our work force by geographic area:

	December 31,
	2019	2018	2017
United States	6,390	7,056	8,807
Europe	18,780	19,236	22,352
International Markets (excluding Israel)	10,908	11,351	14,387
Israel	3,961	4,893	6,245

Total	40,039	42,535	51,792

Since the announcement of our restructuring plan, we reduced our global headcount by approximately 13,000 full-time-equivalent employees. Restructuring efforts were conducted in accordance with applicable local requirements.
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
Risks related to our ability to successfully compete in the marketplace
Sales of our generic medicines comprise a significant portion of our business, and we therefore continue to be subject to the significant risks associated with the generic pharmaceutical business.
In 2019, total revenues from sales of our generic medicines in all our business segments were $9,325 million, or 55% of our total revenues. Generic pharmaceuticals are, as a general matter, less profitable than specialty pharmaceuticals, and have faced price erosion in each of our business segments, placing even greater importance on our ability to continually introduce new products. We have become more dependent on sales of our generics medicines and are increasingly subject to market and regulatory factors and other risks affecting generic pharmaceuticals worldwide.
During 2019, our generics business in the United States continued to be affected by certain adverse market forces, including: (i) pricing pressure that has impacted certain products or product families in our generic portfolio, (ii) an accelerated FDA approval process for generic versions of off-patent
medicines, resulting in increased competition for these products, and (iii) delays in the launch of some of our new generic products. We have also experienced supply discontinuities due to regulatory actions and approval delays, which also had an impact on our ability to timely meet demand in certain instances. These adverse market forces have been affecting our business for a number of years and, consequently, have a direct impact on our overall performance.
We also expect to continue to experience significant adverse challenges in the U.S. generics market deriving from limitations on our ability to influence generic medicine pricing in the long term and a decrease in value from future launches and growth. The developments in the U.S. generics market were the cause of goodwill impairments of $17.1 billion in 2017. If these trends continue or worsen, or if we experience further difficulty in this market, this may continue to adversely affect our revenues and profits from our North America business segment.
In 2018, we experienced certain challenges in our International Markets business segment, particularly in Japan and Russia, and with our Medis reporting unit. These developments were the cause of goodwill impairments of $3.0 billion in 2018. If these trends continue or worsen, or if we experience further difficulty in International Markets, this may continue to adversely affect our revenues and profits from our International Markets business segment.
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
The increase in the number of competitors targeting generic opportunities and seeking U.S. market exclusivity for generic versions of significant products may adversely affect our revenues and profits
.
Our ability to achieve continued growth and profitability through sales of generic pharmaceuticals is dependent on our continued success in challenging patents, developing non-infringing
products or developing products with increased complexity to provide opportunities with U.S. market exclusivity or limited competition.
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

Our revenues and profits from generic products may decline as a result of competition from other pharmaceutical companies and changes in regulatory policy.
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
Our leading specialty medicine, COPAXONE, faces increasing competition from generic versions in the United States and competing glatiramer acetate products in Europe, as well as from orally-administered therapies.
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
COPAXONE 40 mg/mL is protected by one European patent expiring in 2030. This patent is being challenged in various jurisdictions across Europe. In October 2017, the U.K. High Court found this patent invalid and our application for permission to appeal this decision was rejected. The patent was upheld by the Opposition Division of the European Patent Office in April 2019. A hearing for an appeal in this case has been set for June 2020.
The market for MS treatments continues to develop, particularly with the approvals of generic versions of COPAXONE discussed above, as well as additional generic versions expected to be approved in the future. Oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
.
Our COPAXONE revenues were $1,512 million, $2,365 million and $3,801 million in 2019, 2018, and 2017, respectively. Following the approval of generic competition, COPAXONE’s revenues and profitability have decreased. We expect this trend to continue in the future, which is expected to have a material adverse effect on our financial results and cash flow.

If generic products that compete with any of our specialty products are approved and sold, sales of our specialty products will be adversely affected.
In addition to COPAXONE, certain of our other leading specialty medicines also face patent challenges and impending patent expirations. For example, in January 2019, we launched our own ProAir authorized generic in the United States following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. In June 2014, we settled a patent challenge to ProAir HFA with Perrigo, under which Perrigo is now permitted to launch its generic product. In November 2017, we settled another patent challenge to ProAir HFA with Lupin, under which Lupin is now permitted to launch its generic product. As of the date hereof, neither Perrigo nor Lupin have launched generic versions of ProAir HFA. Also, in addition to the ANDAs and NDAs filed by competitors in connection with TREANDA and BENDEKA, Eagle has launched a ready-to-dilute
bendamustine hydrochloride in June 2018, which directly competes with BENDEKA.
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
We face intense competition to our specialty pharmaceutical products. Many of our competitors are larger and/or have substantially longer experience in the development, acquisition and marketing of branded, innovative and consumer-oriented products. They may be able to respond more quickly to new or emerging market preferences or to devote greater resources to the development and marketing of new products and/or technologies than we can. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, we must demonstrate the benefits of our products relative to competing products that are often more familiar or otherwise better established to physicians, patients and third-party payers. If competitors introduce new products or new variations on their existing products, our marketed products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices. For example:
•	AJOVY, which was launched in the United States in September 2018, faces strong competition from two products that were introduced into the market around the same time and are competing for market share in the same space, as well as from other emerging competing therapies. Also, our auto-injector for AJOVY was just approved by the FDA in January 2020. Until we begin marketing AJOVY with the auto-injector, we are at a competitive disadvantage in our ability to sell and market this product.

•	Our future success also depends on our ability to maximize the growth and commercial success of AUSTEDO. If our revenues derived from AUSTEDO do not increase as expected, this would have an adverse effect on our results of operations.

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
Although we believe we have one of the most extensive pipelines of generic products in the industry, we were unable to successfully execute a number of key generic launches in 2017, 2018 and 2019. Certain launches planned for 2020 may also be delayed due to unforeseen circumstances. As a result of these delays, we may not realize the economic benefits previously anticipated in connection with these launches due to increased competition in the market for such products or otherwise. If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products in the United States resulting from pricing pressures and accelerated generics approvals for competing products. Such delays can be caused by many factors, including delays in regulatory approvals, lack of operational readiness or patent litigation. Delays in launches of new generic products could have a material adverse effect on our business, financial condition and results of operations.
Investments in our pipeline of specialty and other products may not achieve expected results.
We must invest significant resources to develop specialty medicines, both through our own efforts and through collaborations with, and in-licensing
or acquisition of products from, third parties. We have entered into, and expect to pursue, in-licensing,
acquisition and partnership opportunities to supplement and expand our existing specialty pipeline (e.g., the transactions with Celltrion, Eagle and Regeneron).
The development of specialty medicines involves processes and expertise different from those used in the development of generic medicines, which increase the risk of failure. For example, the time from discovery to commercial launch of a specialty medicine can be 15 years or more and involves multiple stages, including intensive preclinical and clinical testing and highly complex, lengthy and expensive approval processes, which vary from country to country. The longer it takes to develop a new product, the less time that remains to recover development costs and generate profits. Specialty medicines currently in development include fasinumab for osteoarthritic pain, AUSTEDO for Tourette syndrome and fremanezumab for post-traumatic headache and fibromyalgia.
During each stage, we may encounter obstacles that delay the development process and increase expenses, potentially forcing us to abandon a potential product in which we may have invested substantial amounts of time and money. These obstacles may include preclinical failures, difficulty enrolling patients in clinical trials, delays in completing formulation and other work needed to support an application for approval, adverse reactions or other safety concerns arising during clinical testing, insufficient clinical trial data to support the safety or efficacy of the product candidate and delays or failure to obtain the required regulatory approvals for the product candidate or the facilities in which it is manufactured. For example, in 2019, the development of CINQAIR/CINQAERO for severe asthma with eosinophilia and the development of fremanezumab for episodic cluster headache were both discontinued.
When we enter into partnerships and joint ventures with third parties, such as our collaborations with Celltrion, Eagle, Otsuka, Nuvelution and Regeneron, we face the risk that some of these third parties may fail to perform their obligations or fail to reach the levels of success that we are relying on to meet our revenue and profit goals. There is a trend in the specialty pharmaceutical industry of seeking to “outsource” drug development by acquiring companies with promising drug candidates and we face substantial competition from historically innovative companies, as well as companies with greater financial resources than us, for such acquisition targets.

We may be unable to take advantage of the increasing number of high-value biopharmaceutical opportunities.
We aim to be a global leader in biopharmaceuticals. TRUXIMA, our first oncology biosimilar product in the United States, launched in November 2019 and is the first rituximab biosimilar to be approved in the United States. HERZUMA, a biosimilar to Herceptin
®
(trastuzumab), is expected to be available in the United States in the first quarter of 2020. We are developing a product pipeline and manufacturing capabilities for biosimilar products, which are expected to make up an increasing proportion of the high-value generic opportunities in the coming years. The development, manufacture and commercialization of biopharmaceutical products require specialized expertise and are very costly and subject to complex regulation, which is still evolving. We are behind many of our competitors in developing biopharmaceuticals and will require significant investments and collaborations with third parties to benefit from these opportunities. Failure to develop and commercialize biopharmaceuticals could have a material adverse effect on our business, financial condition, results of operations and prospects.
If pharmaceutical companies are successful in limiting the use of generic products through their legislative, regulatory and other efforts, our sales of generic products may suffer.
Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:
•	pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generic competitors;

•	selling the brand product as their own generic equivalent (an authorized generic), either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled;

•	attaching patent extension amendments to unrelated federal legislation; and

•	entering into agreements with pharmacy benefit management companies that have the effect of blocking the dispensing of generic products.

If pharmaceutical companies or other third parties are successful in limiting the use of generic products through these or other means, our sales of generic products may decline. A material decline in generic product sales could have a material adverse effect on our business, financial condition and results of operations.
The United States Congress and various state legislatures in the United States have passed, or have proposed passing, legislation that could have an adverse impact on pharmaceutical manufacturers’ ability (i) to settle litigation initiated pursuant to the federal Hatch-Waxman Act and Biologics Price Competition and Innovation Act (“BPCIA”) and (ii) to secure the full benefit of first-to-file
regulatory approval status secured under the federal Hatch-Waxman Act. Hatch-Waxman and BPCIA create various pathways for generic drug manufacturers to secure accelerated approvals of their abbreviated new drug applications and abbreviated biologics license applications. The new laws and proposals from the states and federal government could change Hatch-Waxman and BPCIA, as well as impact the ability of generic manufacturers to accelerate the launch of their new generic and biosimilar products, and the ability of brand manufacturers to protect their investments in the intellectual property associated with their branded specialty and innovative biologic products. Teva continues to monitor these legislative developments and advocate for policies that support both innovation and access to high quality medicines for patients.

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
Efforts to defend the validity of our patents are expensive and time-consuming, and there can be no assurance that such efforts will be successful. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practices regarding the enforcement of intellectual property rights. The loss of patent protection or regulatory exclusivity on specialty medicines could materially impact our business, results of operations, financial condition and prospects. For example, COPAXONE 40 mg/mL is protected by one European patent expiring in 2030. The European Patent Office upheld the patent in its first instance decision; an appeal hearing will be heard in June 2020. This patent is also being challenged in various European jurisdictions.
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
Risks related to our substantial indebtedness
We have substantial debt of $26,908 million as of December 31, 2019, which has increased our expenses and restricts our ability to incur additional indebtedness or engage in other transactions.
Our consolidated debt was $26,908 million at December 31, 2019, compared to $28,917 million at December 31, 2018. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional debt or equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, incur significant transaction fees or include more restrictive covenants. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and note 9 to our consolidated financial statements for a detailed discussion of our outstanding indebtedness.
We may have lower-than-anticipated cash flows in the future, which could further reduce our available cash. Although we believe that we will have access to cash sufficient to meet our business objectives and capital needs, this reduced availability of cash could constrain our ability to grow our business. We may have lower-than-anticipated net income in the future. Our revolving credit facility contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. We borrowed $500 million from our revolving credit facility during 2019, which has since been fully repaid. As of December 31, 2019, we did not have any outstanding debt under the revolving credit facility. Under specified circumstances, including
non-compliance
with any of the covenants and the unavailability of any waiver, amendment or other modification thereto, we will not be able to borrow under the revolving credit facility. Additionally, violations of the covenants, under certain circumstances, would result in an event of default in all borrowings under the revolving credit facility and, when greater than a specified threshold amount as set forth in each series of senior notes is outstanding, could lead to an event of default under our senior notes due to cross acceleration provisions.
As of December 31, 2019, we were in compliance with all applicable financial ratios. We continue to take steps to reduce our debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. If such covenants will not be met, we believe we will be able to renegotiate and amend the covenants, or refinance the debt with different repayment terms to address such situation as circumstances warrant. We have amended such covenants in the past, including the net debt to EBITDA ratio covenant to permit a higher ratio, most recently in April 2019, when we amended the terms of our revolving credit facility. Although we have successfully negotiated amendments to our loan agreements in the past, we cannot guarantee that we will be able to amend such agreements on terms satisfactory to us, or at all, if required to maintain compliance in the future. If we experience lower than required earnings and cash flows to continue to maintain compliance and efforts could not be successfully completed on commercially acceptable terms, we may curtail additional planned spending, may divest additional assets in order to generate enough cash to meet our debt requirements and all other financial obligations.
This substantial level of debt and lower levels of cash flow and earnings have severely impacted our business and resulted in the restructuring plan announced in December 2017 that included: (i) a substantial reduction in our global workforce; (ii) substantial optimization of our generics medicines portfolio; (iii) the restructuring and optimization of our manufacturing and supply network, including the closure or divestment of a significant number of manufacturing plants around the world; (iv) a thorough review of R&D programs in preparation of the closure or divestment of a significant number of R&D facilities, headquarters and other office locations across all geographies; (v) a review of additional potential divestments of non-core
assets; and (vi) the suspension of dividend payments to holders of ordinary shares.
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
and A2, respectively, prior to the announcement of the acquisition in July 2015. In February 2017, following the court ruling invalidating our COPAXONE 40 mg/mL patents, both Standard and Poor’s and Moody’s changed our ratings outlook from stable to negative. In August 2017, following our release of revised 2017 guidance, both Standard and Poor’s and Moody’s downgraded our rating to
BBB-
and Baa3, respectively. In November 2017, Fitch Ratings Inc. (“Fitch”) downgraded our rating to non-investment
grade, from
BBB-
to BB, with a negative outlook. On January 12, 2018, Moody’s downgraded our rating to non-investment
grade from Baa3 to Ba2, with a stable outlook. On February 8, 2018, Standard and Poor’s downgraded our rating to non-investment
grade from
BBB-
to BB, with a stable outlook. On February 14, 2019, Standard and Poor’s revised our rating outlook from stable to negative. On August 16, 2019, Moody’s revised our rating outlook to negative. On October 24, 2019, Standard and Poor’s placed our rating on Creditwatch negative following the announcement of the framework agreement to settle the multistate opioid litigation.
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
Additional risks related to our business and operations
Implementation of our restructuring plan may adversely affect our business, financial condition and results of operations.
In December 2017, we announced a comprehensive restructuring plan aimed at restoring our financial security and stabilizing our business by realizing operational efficiencies and reducing our total cost base by $3 billion by the end of 2019. The restructuring plan included:
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

The restructuring plan has resulted in the reduction of approximately 13,000 full-time-equivalent employees from Teva’s total workforce since December 31, 2017. We recorded restructuring charges of approximately $199 million in 2019 due to the implementation of the restructuring plan.

We may face wrongful termination, discrimination or other legal claims from employees affected by ongoing changes in our workforce. We may incur substantial costs defending against such claims, regardless of their merits, and such claims may significantly increase our severance costs. Additionally, we may see variances in the estimated severance costs depending on the category of employees and locations in which severance is incurred.
Upon the proposed divestiture of any facility in connection with our ongoing plant optimization, we may not be able to divest such facility at a favorable price or in a timely manner. Any divestiture that we are unable to complete may cause additional costs associated with retaining the facility or closing and disposing of the impacted businesses.
The workforce reduction and site consolidation in connection with the restructuring plan, specifically the site consolidation in the United States, including the ongoing relocation of our principal U.S. headquarters from North Wales, Pennsylvania to Parsippany, New Jersey, may result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities and the disruption of business continuity, all of which could negatively affect operational efficiencies and our ability to achieve growth and profitability through the development and sale of new pharmaceutical products.
We cannot guarantee that, following completion of the restructuring plan, our business will be more efficient or effective than prior to implementation of the plan, and we may need to take additional restructuring steps in the future to maintain the goals announced in December 2017.
Our continued success depends on our ability to attract, hire and retain highly skilled key personnel.
Given the size, complexity and global reach of our business and our multiple areas of focus, we are especially reliant upon our ability to recruit and retain highly qualified management and other key employees. Our ability to attract and retain such employees may be diminished by the relatively frequent senior management transitions in recent years (including the departure of our Chief Financial Officer, Head of Global Operations and Head of Global Brand and Communications in 2019) and the financial challenges we face. In addition, the success of our R&D activity depends on our ability to attract and retain sufficient numbers of skilled scientific personnel, which may be limited by the streamlining and reduction of our R&D programs. Any difficulty in recruiting, hiring, retaining and motivating talented and skilled members of our organization may delay or prevent the achievement of major business objectives.
Any significant leadership change or executive management transition involves risks. If there is a failure to effectively transfer knowledge or information as part of the leadership transition process, it may hinder our strategic planning, execution and anticipated performance.
Our success depends on our ability to develop and commercialize additional pharmaceutical products.
Our financial results depend upon our ability to develop and commercialize additional generic, specialty and biopharmaceutical products in a timely manner, particularly in light of the increasing generic competition to COPAXONE, generic and other competition to our respiratory products, such as ProAir, and patent challenges and impending patent expirations facing certain of our other specialty medicines, such as BENDEKA and TREANDA. Commercialization requires that we successfully develop, test and manufacture pharmaceutical products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory and safety standards; if health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. Developing and commercializing additional pharmaceutical products is also subject to difficulties relating to the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients; preclusion from commercialization by the proprietary rights of others; the costs of manufacture and commercialization; costly legal actions brought by our competitors that may delay or prevent development or commercialization of a new product; and delays and costs associated with the approval process of the FDA and other U.S. and international regulatory agencies.

The development and commercialization process, particularly with respect to specialty and biosimilar medicines, as well as the complex generic medicines that we increasingly focus on, is both time-consuming and costly, and involves a high degree of business risk. Our products currently under development, including fasinumab for osteoarthritic pain, AUSTEDO for Tourette syndrome and fremanezumab for post-traumatic headache and fibromyalgia, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products.
We may be subject to further adverse consequences following our resolution with the United States government of our FCPA investigations and related matters
.
We are required to comply with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption laws in other jurisdictions around the world where we do business. Compliance with these laws has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years. Actions by our employees, or by third-party intermediaries acting on our behalf, in violation of such laws, whether carried out in the United States or elsewhere in connection with the conduct of our business (including the conduct described below) have exposed us, and may further expose us, to significant liability for violations of the FCPA or other anti-corruption laws and accordingly may have a material adverse effect on our reputation, business, financial condition and results of operations.
In December 2016, we reached a resolution with the SEC and U.S. Department of Justice (“DOJ”) to fully resolve FCPA investigations by the DOJ and SEC. The resolution included a deferred prosecution agreement (“DPA”) by Teva to retain an independent compliance monitor for a period of three years. In November 2019, Teva’s independent compliance monitor certified that Teva’s compliance program is reasonably designed and implemented to prevent and detect violations of anti-corruption laws.
If, however, prior to the DPA being vacated and the consent decree expiring, the DOJ determines that we have committed a felony under federal law, provided deliberately false or misleading information or otherwise breached the DPA, we could be subject to prosecution and additional fines or penalties, including the deferred charges.
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
As a company with global operations, we may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export,
transfer and diversion of goods (including finished goods, materials, APIs, packaging materials, other products and machines), services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, restrictions on sales to parties that are listed on (or are owned or controlled by one or more parties listed on) denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control (OFAC), the U.S. Department of Commerce, other U.S. agencies and multiple other agencies of other jurisdictions around the world where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of finished goods and API as well as the licensing of our intellectual property. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years, and requirements under applicable Customs and Trade Controls in general change frequently. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries (such as distributors and wholesalers) or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.
Manufacturing or quality control problems may damage our reputation for quality production, demand costly remedial activities and negatively impact our financial results.
As a pharmaceutical company, we are subject to substantial regulation by various governmental authorities. For instance, we must comply with requirements of the FDA, EMA and other healthcare regulators with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to strictly and promptly comply with these regulations and requirements may damage our reputation and lead to financial penalties, compliance expenditures associated with remediation efforts, the recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution.
We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as with regulators outside the United States, and our products must be produced in a manner consistent with cGMP, or similar quality and compliance standards in each territory in which we manufacture. In addition, the FDA and other agencies periodically inspect our manufacturing facilities. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected.
In recent years, regulatory agencies around the world have increased their scrutiny of pharmaceutical manufacturers. This has resulted in requests for product recalls, temporary plant shutdowns to address specific issues and other remedial actions. Our manufacturing facilities, as well as those of our vendors and manufacturing partners, have also been the subject of increased regulatory oversight, leading to increased expenditures required to ensure compliance with new or more stringent production and quality control regulations. For example:
•	Following an inspection of our manufacturing plant in Davie, Florida, the FDA issued a Form
FDA-483
and in October 2018 notified us that the inspection of the site was classified as “official action indicated” (OAI). On February 5, 2019, we received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control and investigations at this site. We have been working diligently to address the FDA’s concerns in a manner consistent with cGMP requirements as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings. If we are unable to remediate the findings to the FDA’s satisfaction, we may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. We expect to generate approximately $230 million in revenues from this site in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility or prevent approvals of new products from the site.

•	We announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of an unexpected nitrosamine impurity in the API provided by our third party supplier in July 2018. Since July 2018, we have been actively engaged with regulatory agencies around the world in reviewing our sartan and other products to determine whether a previously unknown nitrosamine impurity called NDMA and/or other nitrosamine related impurities are present in specific products. Where necessary, we initiated additional voluntary recalls. The aggregate direct impact of this recall on our 2018 and 2019 financial statements was $54 million, primarily related to inventory write-downs and returns. As a result of this loss, we initiated negotiations with Zhejiang Huahai Pharmaceutical Co., Ltd. (“Huahai”), and in December 2019 we reached a settlement with Huahai resolving our claims related to certain sartan API supplied by Huahai to us. Under the settlement agreement, Huahai agreed to compensate Teva for some of the direct losses suffered by Teva and provide Teva prospective cost reductions for API. The settlement does not release Huahai from liability for our future purchases of API, or for any losses we may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. Although we are permitted to seek indemnification from Huahai for the claims described above, as litigation is inherently uncertain it is possible that we may face challenges when enforcing a judgment against Huahai in China. In addition, multiple lawsuits have been filed in connection with this matter. These may lead to additional customer penalties, impairments, and litigation costs. We expect additional expenses and loss of revenues and profits in connection with this matter going forward.

These regulatory actions also adversely affected our ability to supply various products around the world and to obtain approvals for new products manufactured at the affected facilities. If any regulatory body were to require one or more of our significant manufacturing facilities to cease or limit production, our business and reputation could be adversely affected. In addition, because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions or obtaining approval to manufacture at a different facility could also have a material adverse effect on our business, financial condition and results of operations.
The manufacture of our products is highly complex, and an interruption in our supply chain or problems with internal or third party information technology systems could adversely affect our results of operations.
Our products are either manufactured at our own facilities or obtained through supply agreements with third parties. Many of our products are the result of complex manufacturing processes, and some require highly specialized raw materials. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. For some of our key raw materials, we have only a single, external source of supply, and alternate sources of supply may not be readily available. If our supply of certain raw materials or finished products is interrupted from time to time, or proves insufficient to meet demand, our cash flows and results of operations could be adversely impacted. Moreover, the streamlining of our manufacturing network may result in our product supply becoming more dependent on a smaller number of specific manufacturing plants. Our inability to timely manufacture any of our key products may result in claims and penalties from customers and could have a material adverse effect on our business, financial condition and results of operations.
In recent years, medicine shortages have become an increasingly widespread problem around the world and particularly in Europe. We are working diligently across our supply chain to ensure continuous and stable supply. Many European countries are implementing legal and regulatory measures, such as mandatory stockpiling and high penalties in order to prevent supply disruptions. Such measures may lead to substantial monetary losses in case we experience long-term supply disruptions in the relevant territories.
We also rely on complex shipping arrangements to and from the various facilities of our supply chain. Customs clearance and shipping by land, air or sea routes rely on and may be affected by factors that are not in our full control or are hard to predict.

The workforce reduction and site consolidation in connection with the restructuring plan resulted in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies going forward.
In addition, we rely on complex information technology systems, including Internet-based systems, to support our supply-chain processes as well as internal and external communications. The size and complexity of our systems make them potentially vulnerable to breakdown or interruption, whether due to computer viruses, lack of system upgrades or other causes that may result in the loss of key information or the impairment of production and other supply chain processes. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operation.
Significant disruptions of our information technology systems could adversely affect our business.
We rely extensively on information technology systems in order to conduct business, including some systems that are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer significant interruptions in conducting our business, which may adversely impact our business, financial condition and results of operations.
Furthermore, our systems and networks have been, and are expected to continue to be, the target of advanced cyber-attacks which may pose a risk to the security of our systems and the confidentiality, availability and integrity of our data, as well as disrupt our operations or damage our facilities or those of third parties. As cybersecurity threats rapidly evolve in sophistication and become more prevalent, we are continually increasing our attention to these threats. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training and updating our security policies. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As a result, a significant cyber-attack on our information technology systems may lead to substantial interruptions in our business, legal claims and liability, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.
A significant data security breach could adversely affect our business and reputation.
In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, proprietary business information (both ours and that of our customers, suppliers and business partners) and personally identifiable information of our employees. We are subject to laws and regulations governing the collection, use and transmission of personal information, including health information. As the legislative and regulatory landscape for data privacy and protection continues to evolve around the world, there has been an increasing focus on privacy and data protection issues that may affect our business, including the U.S.’s federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), the EU’s General Data Protection Regulation (“GDPR”), California Consumer Privacy Act (“CCPA”) and other laws and regulations governing the collection, use, disclosure and transmission of data.
HIPAA mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA’s objective is to encourage efficiency and reduce the cost of operations within the healthcare industry. To protect the information transmitted using the mandated standards and the patient information used in the daily operations of a covered entity, HIPAA also sets forth federal rules protecting the privacy and security of protected health information (“PHI”). The privacy and security regulations address the use and disclosure of individually identifiable health information and the rights of patients to understand and control how their information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI maintained or transmitted by them or by others on their behalf. Covered entities we engage are in material compliance with the privacy, security and National Provider Identifier requirements of HIPAA.
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act imposed certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and significantly increased the monetary penalties for violations of HIPAA. Regulations also require business associates to notify covered entities, who in turn must notify affected individuals and government authorities, of data security breaches involving unsecured PHI. Since the passage of the HITECH Act, enforcement of HIPAA violations has increased. If we knowingly breach the HIPAA privacy and security requirements made applicable to business associates by the HITECH Act, it could expose us to criminal liability (as well as contractual liability to the associated covered entity); a breach of safeguards and processes that is not due to reasonable cause or involves willful neglect could expose us to significant civil penalties and the possibility of civil litigation under HIPAA and applicable state law.
We have procedures in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber attacks. Any theft, loss and/or fraudulent use of customer, employee or proprietary data as a result of a cyber attack targeting us or one of our third-party service providers could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others. If our efforts to protect the security of information about our customers, suppliers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data security breach or disruption, unauthorized access or failure of systems.
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
We are a global pharmaceutical company with worldwide operations. Although approximately 51% of our sales are in the United States and Western Europe, an increasing portion of our sales and operational network are located in other regions, such as Latin America, Central and Eastern Europe and Asia, which may be more susceptible to political and economic instability. Other countries and regions, such as the United States and Western Europe, also face potential instability due to political and other developments. In the United States, although the reforms in the U.S. tax code did not include a “border adjustment tax” or other restrictions on trade, if such tax or restriction were to be implemented in the future, this could interfere with international trade in pharmaceuticals. In addition, in the United States, the executive administration has discussed, and in some cases implemented, changes with respect to certain trade policies, tariffs and other government regulations affecting trade between the United States and other countries. As a company that manufactures most of its products outside the United States, a “border adjustment tax” or other restriction on trade, if enacted, may have a material adverse effect on our business, financial condition and results of operations. In addition, given that a significant portion of our business is conducted in the European Union, including the U.K., the formal change in the relationship between the U.K. and the European Union caused by the U.K. referendum to leave the European Union, referred to as “Brexit,” may pose certain implications to our research, commercial and general business operations in the U.K. and the European Union, including the approval and supply of our products. Finalization of the long-term relationship between the United Kingdom and the European Union following the end of the transitional period as early as December 31, 2020 and the impact on the remaining European Union countries will dictate how and whether the broader European Union will be impacted and what the resulting impact on our business may be.
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
A significant portion of our revenues are derived from sales to a limited number of customers. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial condition and results of operations could be materially adversely affected. During the years ended December 31, 2019, 2018 and 2017, McKesson Corporation represented 13%, 12% and 16% of our revenues, respectively, and AmerisourceBergen Corporation represented 12%, 14% and 15% of our revenues, respectively.
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
We may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. We closed or divested a significant number of manufacturing plants and R&D facilities in connection with our restructuring plan and may close or divest additional plants and facilities as part of our ongoing efficiency measures and plant rationalization process. We have explored and may continue to explore the sale of certain non-core
assets. We may fail to identify appropriate opportunities to divest assets on terms acceptable to us. If divestiture opportunities are found, consummation of any such divestiture may be subject to closing conditions, including obtaining necessary regulatory approvals, including those of competition authorities, and as a result, or for other reasons, we may fail to consummate an announced divestiture. Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets.
We may experience difficulties operating our new global enterprise resource planning (“ERP”) system.
We rely heavily on various information and other business systems to manage our complex global operations. In the third quarter of 2019, we implemented a new ERP system for a substantial portion of our U.S. business to upgrade certain operational and financial processes. We intend to implement the same ERP system on a global basis, including for a substantial portion of our Israeli operations in the first quarter of 2020.
Implementing and operating new systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Any disruptions or malfunctions affecting our ERP system could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate or inaccessible.
We do not expect that the recently implemented ERP system will have an adverse effect on our business. However, if the design or implementation of our new ERP system is deficient, it could adversely affect our operations, such as manufacturing or distribution, and/or the effectiveness of our internal controls.
Compliance, regulatory and litigation risks
We are subject to extensive governmental regulation, which can be costly and subject our business to disruption, delays and potential penalties.
We are subject to extensive regulation by the FDA and various other U.S. federal and state authorities and the EMA and other foreign regulatory authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs. For example, in the last three years, we experienced delays in obtaining anticipated approvals for various generic and specialty products, and we may continue to experience similar delays.
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
In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls on pharmaceutical pricing. Both the executive and legislative branches of the U.S. government have recently unveiled a number of proposals to implement such controls, including a proposal to move from the current U.S. pricing and reimbursement regime to one that would establish pharmaceutical pricing by reference to a target price derived from the international price index (such a change may be expected to result in significant savings for the government for purchases of certain pharmaceuticals). Certain states have also proposed measures that are designed to control the costs of pharmaceuticals for which they provide reimbursement. A change in pharmaceutical pricing in the United States (through the federal or state governments) based on the international price index (or similar model) could have a substantial adverse effect on the revenues generated from the sale of our specialty products in the United States.

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
Certain governmental and regulatory agencies are focused on the abuse of opioid medications in the United States. Federal, state and local governmental and regulatory agencies are conducting investigations of us, other pharmaceutical manufacturers and other supply chain participants with regard to the manufacture, sale, marketing and distribution of opioid medications. A number of state attorneys general, including a coordinated multistate effort, are investigating our sales and marketing of opioids and we have received subpoena requests from the DOJ seeking documents relating to the manufacture, marketing and sale of opioid medications. In addition, we are currently litigating civil claims brought by various states and political subdivisions as well as private claimants, against various manufacturers, distributors and retail pharmacies throughout the United States in connection with our manufacture, sale and distribution of opioids. On October 21, 2019, Teva and certain other defendants reached an agreement in principle with a group of Attorneys General from North Carolina, Pennsylvania, Tennessee and Texas for a nationwide settlement framework. The framework is designed to provide a mechanism by which Teva attempts to seek resolution of remaining potential and pending opioid claims by both the U.S. states and political subdivisions (i.e., counties, tribes and other plaintiffs) thereof. Under this agreement, Teva would provide buprenorphine naloxone (sublingual tablets), in quantities with an estimated value of up to approximately $23 billion at wholesale acquisition cost over a ten year period. In addition, Teva would also provide cash payments of up to $250 million over a ten year period. This global settlement framework is predicated on settlement with all U.S. states and related subdivisions. Teva cannot predict if the nationwide settlement framework will be finalized. Responding to governmental investigations and managing legal proceedings is costly and involves a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these lawsuits or investigations, including failure to consummate the broad resolution contemplated by the framework agreement, may involve substantial monetary penalties and could have a material adverse effect on our reputation, business, results of operations and cash flows. See “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12 to the consolidated financial statements.
In addition, legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not able to predict. For example, a number of states, including New York, have enacted legislation that requires entities to pay assessments or taxes on the sale or distribution of opioid medications in those states. If other state or local jurisdictions successfully enact similar legislation and we are not able to mitigate the impact on our business through operational changes or commercial arrangements, such legislation in the aggregate may have a material adverse effect on our business, financial condition and results of operations.
Governmental investigations into sales and marketing practices may result in substantial penalties.
We operate around the world in complex legal and regulatory environments, and any failure to comply with applicable laws, rules and regulations may result in civil and/or criminal legal proceedings. As those rules and regulations change or as interpretations of those rules and regulations evolve, our prior conduct or that of companies we have acquired may be called into question. In the United States, we are currently responding to federal investigations into our marketing practices with regard to several of our specialty pharmaceutical products, which could result in civil litigation brought on behalf of the federal government. In addition, Teva is party to numerous claims brought by state officials and private plaintiffs, alleging that Teva, together with other pharmaceutical manufacturers, engaged in conspiracies to fix prices and/or allocate market share of generic products in the United States. Responding to such investigations is costly and involves a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. Future settlements may involve large monetary penalties. In addition, government authorities have significant leverage to persuade pharmaceutical companies to enter into corporate integrity agreements, which can be expensive and disruptive to operations. See “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12 to our consolidated financial statements. Following calls in recent years from policy makers and other stakeholders in many countries for governmental intervention against the high prices of certain pharmaceutical products, we are currently and may be subject to governmental investigations, claims or other legal action or regulatory action regarding our pricing, including U.S. Congressional investigations regarding both our branded and generic medications. It is not possible to predict the ultimate outcome of any such investigations or claims or what other investigations or lawsuits or regulatory responses may result from such assertions, and could have a material adverse effect on our reputation, business, financial condition and results of operations.
Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products, and we have sold and may in the future elect to sell products prior to the final resolution of outstanding patent litigation, and, as a result, we could be subject to liability for damages in the United States, Europe and other markets where we do business.
Our ability to introduce new products depends in large part upon the success of our challenges to patent rights held by third parties or our ability to develop non-infringing
products. Based upon a variety of legal and commercial factors, we may elect to sell a product even though patent litigation is still pending, either before any court decision is rendered or while an appeal of a lower court decision is pending. The outcome of such patent litigation could, in certain cases, materially adversely affect our business. For example, we launched a generic version of Protonix
®
(pantoprazole) despite pending litigation with the company that sells the brand versions, which we eventually settled in 2013 for $1.6 billion.
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
Teva maintains an insurance program, which may include commercial insurance, self-insurance (including direct risk retention), or a combination of both approaches, in amounts and on terms that it believes are reasonable and prudent in light of its business and related risks. Teva sells, and will continue to sell, pharmaceutical products that are not covered by its product liability insurance. In addition, it may be subject to claims for which insurance coverage is denied, as well as claims that exceed its policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, Teva may not be able to obtain the type and amount of insurance it desires, or any insurance on reasonable terms, in the markets in which it operates.
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
Accordingly, we may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC, customers, other downstream purchasers or others, may commence an action against us alleging violations of antitrust laws. We have been, and are currently, defendants in private antitrust actions brought by the FTC involving numerous settlement agreements. In addition, in 2015, Cephalon entered into a ten-year
consent decree with the FTC pursuant to which we agreed to certain injunctive relief with respect to the types of settlement agreements Teva may enter into to resolve patent litigation in the United States. In February 2019, a number of revisions were made in the consent decree and its ten-year
period was restarted.
The United States Congress and certain state legislatures in the United States have also passed, or proposed passing, legislation that could adversely impact our ability to settle patent litigations. California, for example, has enacted legislation that prohibits, with certain exceptions and safe harbors, various types of patent litigation settlements, and imposes substantial monetary penalties on companies and individuals who do not comply. Such legislation, by creating a risk of significant potential exposure for settling patent litigations and, in turn, making it more difficult to settle in the first place, could have a material adverse effect on our business.
The European Commission is also placing intense scrutiny on the European pharmaceutical sector in general, including on patent settlement agreements, and has found that several patent settlement agreements had the goal of infringing competition. Such findings were confirmed by the European General Court. The increased scrutiny of the European pharmaceutical sector by the European Commission or other national authorities may also have an adverse impact on our results of operations in Europe. See “Competition Matters” in note 12 to our consolidated financial statements.
Any failure to comply with the complex reporting and payment obligations under the Medicare and Medicaid programs may result in further litigation or sanctions, in addition to those that we have announced in previous years.
The U.S. laws and regulations regarding Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. The subjective decisions and complex methodologies used in making calculations under these programs are subject to review and challenge, and it is possible that such reviews could result in material changes. A number of state attorney generals and others have filed lawsuits alleging that we and other pharmaceutical companies reported inflated average wholesale prices, leading to excessive payments by Medicare and/or Medicaid for prescription drugs. Such allegations could, if proven or settled, result in additional monetary penalties (beyond the lawsuits we have already settled) and possible exclusion from Medicare, Medicaid and other programs. In addition, we are notified from time to time of governmental investigations regarding drug reimbursement or pricing issues. See “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12 to our consolidated financial statements. Certain parts of Medicare benefits are under scrutiny, as the U.S. Congress looks for ways to reduce government spending on prescription medicines.
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
In 2019, approximately 48% of revenues were denominated in currencies other than the U.S. dollar. As a result, we are subject to significant foreign currency risks, including repatriation restrictions in certain countries, and may face heightened risks as we enter new markets. An increasing proportion of our sales, particularly in Latin America, Central and Eastern European countries and Asia, are recorded in local currencies, which exposes us to the direct risk of devaluations, hyperinflation or exchange rate fluctuations. Exchange rate movements during 2019 in comparison with 2018 negatively impacted overall revenues by $402 million and negatively impacted our operating income by $135 million. The imposition of price controls or restrictions on the conversion of foreign currencies could also have a material adverse effect on our financial results.
In particular, although the majority of our net sales and operating costs is recorded in, or linked to, the U.S. dollar, our reporting currency, in 2019 we incurred a substantial amount of operating costs in currencies other than the U.S. dollar.
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
We regularly review our long-lived assets, including identifiable intangible assets, goodwill and property, plant and equipment, for impairment. Goodwill and acquired indefinite life intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Other long-lived assets are reviewed when there is an indication that impairment may have occurred. The amount of goodwill, identifiable intangible assets and property, plant and equipment on our consolidated balance sheet has increased significantly in the past five years mainly as a result of our acquisitions. In 2017, we recorded goodwill impairments of $17.1 billion and impairments of intangible assets of $3.2 billion. In 2018, we recorded goodwill impairments of $3.0 billion and impairments of intangible assets of $2.0 billion. In 2019, we recorded impairments of intangible assets of $1,639 million. Changes in market conditions or other changes in the future outlook of value may lead to further impairments in the future. In addition, the potential divestment of assets, including the closure or divestment of manufacturing plants and R&D facilities, headquarters and other office locations, may lead to additional impairments. Future events or decisions may lead to asset impairments and/or related charges. For assets that are not impaired, we may adjust the remaining useful lives. Certain non-cash
impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any significant impairment could have a material adverse effect on our results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We own or lease 90 manufacturing and R&D facilities, occupying approximately 25.3 million square feet. As of December 31, 2019, our manufacturing and R&D facilities are used by our business segments as follows:

Business Segment	Number of Facilities	Square Feet (in thousands)
North America	19	4,442
Europe	34	12,605
International Markets	37	8,226

Worldwide Total Manufacturing and R&D Facilities	90	25,273

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
in 2020.

In the United States, our principal leased properties are our North American headquarters, warehousing and distribution centers and offices in Parsippany, New Jersey and Westchester, Pennsylvania. We are currently completing the process of relocating our principal U.S. headquarters from North Wales and Frazer, Pennsylvenia to Parsippany, New Jersey.
Following our comprehensive restructuring plan announced in December 2017, we continue with the optimization of our manufacturing and supply network, including the closure or divestment of manufacturing plants around the world.
ITEM 3.
LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 12b—Contingencies” and is incorporated by reference herein.
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
Holders
The number of record holders of ADSs at December 31, 2019 was 2,767.
The number of record holders of ordinary shares at December 31, 2019 was 189.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Performance Graph
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. dollars, for the calendar years ended December 31, 2015, 2016, 2017, 2018 and 2019, of $100 invested on December 31, 2014 in the Company’s ADSs, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

*	$100 invested on December 31, 2014 in stock or index—including reinvestment of dividends. Indexes calculated on month-end basis

ITEM 6. SELECTED FINANCIAL DATA
Operating Data

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(U.S. dollars in millions, except share and per share amounts)
Income Statement Data: (a)
Net revenues (b)	16,887	18,271	21,853	21,464	19,303
Cost of sales (b)	9,351	9,975	11,237	9,811	8,183

Gross profit	7,537	8,296	10,615	11,653	11,120
Research and development expenses	1,010	1,213	1,778	2,077	1,525
Selling and marketing expenses	2,614	2,916	3,395	3,583	3,242
General and administrative expenses	1,192	1,298	1,451	1,390	1,360
Intangible assets impairment	1,639	1,991	3,238	589	265
Goodwill impairment	—	3,027	17,100	900	—
Other asset impairments, restructuring and other items	423	987	1,836	830	911
Legal settlements and loss contingencies	1,178	(1,208)	500	899	631
Other Income	(76)	(291)	(1,199)	(769)	(166)

Operating income (loss)	(443)	(1,637)	(17,484)	2,154	3,352
Financial expenses—net	822	959	895	1,330	1,000

Income (loss) before income taxes	(1,265)	(2,596)	(18,379)	824	2,352
Income taxes (benefit)	(278)	(195)	(1,933)	521	634
Share in (profits) losses of associated companies—net	13	71	3	(8)	121

Net income (loss)	(1,000)	(2,472)	(16,449)	311	1,597
Net income (loss) attributable to non-controlling interests	(2)	(322)	(184)	(18)	9

Net income (loss) attributable to Teva	(999)	(2,150)	(16,265)	329	1,588

Accrued dividends on preferred shares	—	249	260	261	15

Net income (loss) attributable to ordinary shareholders	(999)	(2,399)	(16,525)	68	1,573

Earnings (loss) per share attributable to ordinary shareholders:
Basic ($)	(0.91)	(2.35)	(16.26)	0.07	1.84

Diluted ($)	(0.91)	(2.35)	(16.26)	0.07	1.82

Weighted average number of shares (in millions):
Basic	1,091	1,021	1,016	955	855

Diluted	1,091	1,021	1,016	961	864

Dividends per ordinary share	—	—	$0.51	$1.36	$1.36

(a)	For a discussion of items that affected the comparability of results for the years 2019, 2018 and 2017, refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	The data presented for prior periods (including the years 2015 and 2016) have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b to our consolidated financial statements for additional information.

Balance Sheet Data

	As at December 31,
	2019	2018	2017	2016	2015
	(U.S. dollars in millions)
Financial assets (cash, cash equivalents and investment in securities)	2,033	1,846	1,060	1,949	8,404
Identifiable intangible assets, net	11,232	14,005	17,640	21,487	7,675
Goodwill	24,846	24,917	28,414	44,409	19,025
Working capital (operating assets minus liabilities)	74	(186)	(384)	303	32
Total assets	57,470	60,683	70,615	93,057	54,233
Short-term debt, including current maturities	2,345	2,216	3,646	3,276	1,585
Long-term debt, net of current maturities	24,562	26,700	28,829	32,524	8,358

Total debt	26,908	28,916	32,475	35,800	9,943
Total equity	15,063	15,794	18,745	34,993	29,927

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
Our Business Segments
We operate our business through three segments: North America, Europe and International Markets. Each business segment manages our entire product portfolio in its region, including generics, specialty and OTC products. This structure enables strong alignment and integration between operations, commercial regions, R&D and our global marketing and portfolio function, optimizing our product lifecycle across therapeutic areas.
In addition to these three segments, we have other activities, primarily the sale of API to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.
In December 2017, we announced a comprehensive
two-year
restructuring plan intended to reduce our cost base by $3 billion, unify and simplify our organization and improve business performance, profitability, cash flow generation and productivity. This plan achieved its goals, including a total cost base reduction of $3 billion by the end of 2019. We are continuing to evaluate opportunities to further optimize our manufacturing and supply network to achieve additional operational efficiencies.
Highlights
Significant highlights of 2019 included:
•	Our revenues in 2019 were $16,887 million, a decrease of 8% in U.S. dollar, or 5% in local currency terms, compared to 2018, mainly due to generic competition to COPAXONE, a decline in revenues from our U.S. generics business, BENDEKA/TREANDA and Japan, partially offset by higher revenues from AUSTEDO, AJOVY and QVAR in the United States. The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b to our consolidated financial statements for additional information.

•	Our North America segment generated revenues of $8,542 million and profit of $2,252 million in 2019. Revenues decreased by 8%, mainly due to a decline in revenues from COPAXONE, our U.S. generics business and certain other specialty products, partially offset by higher revenues from AUSTEDO, our Anda business and AJOVY. Profit decreased by 21%, mainly due to lower revenues from COPAXONE and non-recurrence
of other income, partially offset by cost reductions and efficiency measures as part of the restructuring plan.

•	Our Europe segment generated revenues of $4,795 million and profit of $1,318 million in 2019. Revenues decreased by 8%, or 2% in local currency terms, mainly due to a decline in COPAXONE revenues due to competing glatiramer acetate products, lower sales of respiratory products in the United Kingdom and lower revenues from our oncology products due to competing biopharmaceutical products, partially offset by new generic product launches. Profit increased by 4%, mainly due to cost reductions and efficiency measures as part of the restructuring plan.

•	Our International Markets segment generated revenues of $2,246 million and profit of $464 million in 2019. Revenues decreased by 7%, or 3% in local currency terms, mainly due to lower sales in Japan and certain discontinued activities in Israel. Profit decreased by 7%, mainly due to lower revenues in Japan, partially offset by higher sales in other markets and lower S&M and G&A expenses. The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b to our consolidated financial statements for additional information.

•	Impairment of identifiable intangible assets were $1,639 million and $1,991 million in the years ended December 31, 2019 and 2018, respectively. See note 6 to our consolidated financial statements.

•	No goodwill impairment charges were recorded in 2019, compared to a goodwill impairment charge of $3,027 million in 2018.

•	We recorded expenses of $423 million for other asset impairments, restructuring and other items in 2019, compared to expenses of $987 million in 2018. See note 15 to our consolidated financial statements.

•	In 2019, we recorded an expense of $1,178 million in legal settlements and loss contingencies, compared to an income of $1,208 million in 2018. The expense in 2019 was mainly related to an estimated settlement provision recorded in connection with the remaining opioid cases. See note 12 to our consolidated financial statements.

•	Operating loss was $443 million in 2019, compared to an operating loss of $1,637 million in 2018, mainly due to higher impairment charges recorded in 2018.

•	Financial expenses were $822 million in 2019, compared to $959 million in 2018. Financial expenses in 2019 and 2018 were mainly comprised of interest expenses of $881 million and $920 million, respectively.

•	In 2019, we recognized a tax benefit of $278 million, or 22%, on a pre-tax
loss of $1,265 million. In 2018, we recognized a tax benefit of $195 million, or 8%, on a pre-tax
loss of $2,596 million. Our tax rate for 2018 was lower than in 2019, due to one-time
legal settlements and divestments that had a low corresponding tax effect.

•	Exchange rate movements during 2019, in comparison with 2018, negatively impacted revenues by $402 million and operating income by $135 million.

•	As of December 31, 2019, our debt was $26,908 million, compared to $28,916 million as of December 31, 2018. This decrease was mainly due to senior notes repaid at maturity or prepaid with cash generated during the year.

•	Cash flow generated from operating activities was $748 million in 2019, a decrease of $1,698 million, or 69%, compared to 2018. This decrease was mainly due to the working capital adjustment with Allergan and the Rimsa settlement in 2018 and lower profit in our North America segment.

•	During 2019, we generated free cash flow of $2,053 million, which we define as comprising $748 million in cash flow generated from operating activities, $1,487 million in beneficial interest collected in exchange for securitized trade receivables and $343 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $525 million in cash used for capital investments.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data derived from our financial statements, presented according to generally accepted accounting principles in the United States (“U.S. GAAP”), presented as percentages of net revenues, and the percentage change for each item as compared to the previous year.

	Percentage of Net Revenues Year Ended December 31,			Percentage Change Comparison
	2019	2018	2017	2019-2018	2018-2017
	%	%	%	%	%
Net revenues	100.0	100.0	100.0	(8)	(16)
Gross profit	44.6	45.4	48.6	(9)	(22)
Research and development expenses	6.0	6.6	8.1	(17)	(32)
Selling and marketing expenses	15.5	16.0	15.5	(10)	(14)
General and administrative expenses	7.1	7.1	6.6	(8)	(11)
Intangible assets impairments	9.7	10.9	14.8	(18)	(39)
Goodwill impairment	*	16.6	78.3	(100)	(82)
Other asset impairments, restructuring and other items	2.5	5.4	8.4	(57)	(46)
Legal settlements and loss contingencies	7.0	(6.6)	2.3	n/a	n/a
Other Income	(0.5)	(1.6)	(5.5)	(74)	(76)
Operating (loss) income	(2.6)	(9.0)	(80.0)	(73)	(91)
Financial expenses—net	4.9	5.2	4.1	(14)	7
Income (loss) before income taxes	(7.5)	(14.2)	(84.2)	(51)	(86)
Income taxes (benefit)	(1.6)	(1.1)	(8.8)	42	(90)
Share in (profits) losses of associated companies—net	0.1	0.4	*	(81)	2,267
Net income (loss) attributable to non-controlling interests	*	(1.8)	*	(99)	922
Net income (loss) attributable to Teva	(5.9)	(11.8)	(74.4)	(54)	(87)

*	Represents an amount less than 0.5%.

Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the past three years:

	Year ended December 31,
	2019		2018		2017
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$8,542	100%	$9,297	100.0%	$12,141	100%
Gross profit	4,350	50.9%	4,979	53.6%	7,322	60.3%
R&D expenses	652	7.6%	713	7.7%	969	8.0%
S&M expenses	1,021	12.0%	1,154	12.4%	1,288	10.6%
G&A expenses	439	5.1%	484	5.2%	533	4.4%
Other (income) expense	(14)	§	(209)	(2.2%)	(92)	(0.8%)

Segment profit*	$2,252	26.4%	$2,837	30.5%	$4,624	38.1%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in 2019 were $8,542 million, a decrease of $755 million, or 8%, compared to 2018, mainly due to a decline in revenues from COPAXONE, our U.S. generics business and certain other specialty products, partially offset by higher revenues from AUSTEDO, our Anda business and AJOVY.
Comparison of 2018 to 2017.
Revenues from our North America segment in 2018 were $9,297 million, compared to $12,141 million in 2017. This decrease was mainly due to a decline in revenues from COPAXONE, our U.S. generics business, certain other specialty products
, as well as
the loss of revenues from the sale of our women’s health business, partially offset by higher revenues from AUSTEDO and our Anda business
.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the past three years:

	Year ended December 31,			Percentage Change 2018-2019
	2019	2018	2017
	(U.S. $ in millions)
Generic products	$3,963	$4,056	$5,203	(2%)
COPAXONE	1,017	1,759	3,116	(42%)
BENDEKA/TREANDA	496	642	656	(23%)
ProAir*	274	397	501	(31%)
QVAR	250	182	313	38%
AJOVY	93	3	—	N/A
AUSTEDO	412	204	24	102%
Anda	1,492	1,347	1,153	11%
Other	546	708	1,175	(23%)

Total	$8,542	$9,297	$12,141

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

Generic products
revenues in our North America segment (including biosimilars) in 2019 decreased by 2% to $3,963 million, compared to 2018, mainly due to a decline in significant products resulting from competition and certain other factors, as well as price erosion across the portfolio. The most significant declines were in cinacalcet (the generic equivalent of Sensispar
®
), daptomycin (the generic equivalent of Cubicin
®
), methyphenidate (the generic equivalent of Ritalin
®
) and tadalafil (the generic equivalent of Cialis
®
). These declines were partially offset by new generic launches in 2019 and growth in certain products compared to 2018, primarily TRUXIMA (the biosimilar to Rituxan
®
), epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
), amphetamine salt tablets (the generic equivalent of Adderall IR) and our authorized generic version of ProAir.
Among the most significant generic products we sold in North America in 2019 were epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
), albuterol sulfate inhalation aerosol (ProAir
HFA authorized generic of Teva’s specialty product), lidocaine transdermal patch (the generic equivalent of Lidoderm Patch
®
), amphetamine salt tablets (the generic equivalent of Adderall IR) and TRUXIMA (the biosimilar to Rituxan
®
).
We launched TRUXIMA in the United States in November 2019. HERZUMA (the biosomilar to Herceptin
®
) is expected to be available in the United States in the first quarter of 2020. TRUXIMA and HERZUMA are expected to be available in Canada in the first quarter of 2020.

In 2019, we led the U.S. generics market in total prescriptions and new prescriptions, with approximately 388 million total prescriptions (based on trailing twelve months), representing 10.5% of total U.S. generic prescriptions according to IQVIA data.
Comparison of 2018 to 2017.
Revenues from generic products in our North America segment in 2018 were $4,056 million, compared to $5,203 million in 2017. This decrease was mainly due to additional competition to methylphenidate extended-release tablets (Concerta
®
authorized generic), portfolio optimization primarily as part of the restructuring plan, as well as market dynamics and price erosion in our U.S. generics business, partially offset by new generic product launches.
COPAXONE
revenues in our North America segment in 2019 decreased by 42% to $1,017 million, compared to 2018, mainly due to generic competition in the United States.
Revenues of COPAXONE in our North America segment were 67% of global COPAXONE revenues in 2019, compared to 74% in 2018.
COPAXONE global sales accounted for approximately 9% of our global revenues in 2019 and a significantly higher percentage of our profits and cash flow from operations during this period.
For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—COPAXONE.”
Comparison of 2018 to 2017.
COPAXONE revenues in our North America segment in 2018 were $1,759 million, compared to $3,116 million in 2017. This decrease was mainly due to generic competition in the United States
.
BENDEKA
and
TREANDA
combined revenues in our North America segment in 2019 decreased by 23% to $496 million, compared to 2018, mainly due to the June 2018 launch of Belrapzo
®
(a
ready-to-dilute
bendamustine hydrochloride) by Eagle Pharmaceuticals, Inc.
Comparison of 2018 to 2017
. BENDEKA and TREANDA combined revenues in our North America segment in 2018 were $642 million, compared to $656 million in 2017.
ProAir
revenues in our North America segment in 2019 decreased by 31% to $274 million, compared to 2018, mainly due to shifting volume to our ProAir HFA authorized generic (included under “generic products” above). In 2019, ProAir was the second-largest short-acting beta-agonist in the market, with an exit market share of 24.9% (46.7% including our ProAir HFA authorized generic) in terms of total number of prescriptions for albuterol inhalers, compared to 46.1% in 2018.
Comparison of 2018 to 2017.
ProAir revenues in our North America segment in 2018 were $397 million, compared to $501 million in 2017. This decrease was mainly due to higher sales reserves recorded in the fourth quarter of 2018 in anticipation of generic competition to the short-acting beta-agonist class of drugs, including an approved generic version of Ventolin HFA
.
QVAR
revenues in our North America segment in 2019 increased by 38% to $250 million, compared to 2018. This increase was mainly due to a higher net price and an increase in volume. In 2019, QVAR maintained its second-place position in the inhaled corticosteroids category in the United States, with an exit market share of 20.5% in terms of total number of prescriptions, compared to 21.5% in 2018.
Comparison of 2018 to 2017
. QVAR revenues in our North America segment in 2018 were $182 million, compared to $313 million in 2017. This decrease was mainly due lower volumes in connection with the launch of QVAR
®
RediHaler
™
and lower net pricing.

AJOVY
revenues in our North America segment in 2019 were $93 million. In 2019, AJOVY’s exit market share in the United Stated in terms of total number of prescriptions was 17%.
On January 27, 2020, the FDA approved an auto-injector device for AJOVY in the U.S.
For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—AJOVY.”
AUSTEDO
revenues in our North America segment in 2019 increased by 102% to $412 million, compared to 2018. This increase was mainly due to growth in volume in 2019.
For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—AUSTEDO.”
Comparison of 2018 to 2017
. AUSTEDO revenues in our North America segment in 2018 were $204 million, compared to $24 million in 2017.
Anda
revenues from third parties in our North America segment in 2019 increased by 11% to $1,492 million, compared to 2018, mainly due to higher volumes.
Comparison of 2018 to 2017
. Anda revenues from third parties in our North America segment in 2018 were $1,347 million, compared to $1,153 million in 2017. This increase was mainly due to higher volumes.
Product Launches and Pipeline
In 2019, we launched the generic version of the following branded products in North America:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) (1)
Vardenafil hydrochloride tablets, 2.5 mg, 5 mg, 10 mg & 20 mg	Levitra ®	January	$88
Albuterol sulfate HFA inhalation aerosol with dose counter, 90 mcg (2)	ProAir ®	January	$1,497
Vigabatrin tablets, USP, 500 mg	Sabril ®	February	$183
ALYQ TM (tadalafil tablets), USP, 20 mg	Adcirca ®	February	$475
Ketoconazole cream, 2% (3)	Nizoral ®	February	$92
Clindamycin phosphate and benzoyl peroxide gel, 1.2%/2.5%	Acanya ®	February	$21
Minocycline hydrochloride extended-release tablets, USP, 80 mg & 105 mg	Solodyn ® ER	February	$173
Diclofenac epolamine topical patch, 1.3%	Flector ®	March	$123
Cyclobenzaprine hydrochloride extended-release capsules, 15 mg & 30 mg (2)	Amrix ®	March	$50
Deferasirox tablets, 125 mg, 250 mg & 500 mg	Exjade ®	March	$134
Methylergonovine maleate tablets, USP, .2 mg	Methergine ®	March	$62
Docosanol cream, 10%	Abreva ®	March	$88
Fluoxetine tablets, USP 20 mg	—	April	$56
Testosterone gel, metered 1.62% CIII	AndroGel ® 1.62% [CIII]	April	$755
Solifenacin succinate tablets, 5 mg & 10 mg	Vesicare ®	April	$946
Ambrisentan tablets, 5 mg & 10 mg	Letairis ®	May	$254

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) (1)
Erlotinib tablets, 100 mg & 150 mg	Tarceva ®	May	$188
Mesalamine delayed-release capsules, 400 mg	Delzicol ®	May	$130
Ranolazine extended-release tablets, 500 mg & 1000 mg	Ranexa ®	May	$950
Aspirin and extended-release dipyridamole capsules, 25 mg/200 mg (3)	Aggrenox ®	June	$168
Desmopressin acetate injection, USP, 4 mcg/mL (3)	DDAVP ®	June	$58
Albendazole tablets, USP, 200 mg	Albenza ®	June	$85
Bosentan tablets, 62.5 mg & 125 mg	Tracleer ®	June	$84
Doxylamine succinate and pyridoxine hydrochloride delayed-release tablets, 10 mg/10 mg	Diclegis ®	June	$151
Penicillamine capsules, USP, 250 mg	Cuprimine ®	June	$130
1% Sodium hyaluronate injection	(4)	June	—
Oseltamivir phosphate for oral suspension, 6 mg/mL	Tamiflu ®	July	$281
Icatibant injection, 30 mg/3 mL	Firazyr ®	July	$304
Pregabalin capsules, 25 mg, 50 mg, 75 mg, 100 mg, 150 mg, 200 mg, 225 mg & 300 mg	Lyrica ®	July	$5,456
Ramelteon tablets, 8 mg	Rozerem ®	July	$91
Bisoprolol fumarate and hydrochlorothiazide tablets, 2.5 mg/6.25 mg, 5 mg/6.25 mg & 10 mg/6.25 mg (2)	Ziac ®	August	$42
Doxycycline hyclate delayed-release tablets, USP, 50 mg & 200 mg	Doryx ®	August	$20
Mycophenolic acid delayed-release tablets, USP, 180 mg & 360 mg	Myfortic ® DR	August	$180
Epinephrine injection, USP (auto-injector), 0.15 mg/0.3 mL	EpiPen Jr ®	August	$201
Minocycline hydrochloride extended-release tablets, USP, 55 mg	Solodyn ® ER	August	$44
Fulvestrant Injection, 250 mg/5 mL (50 mg/mL)	(5)	August	—
Triamcinolone acetonide injectable suspension, USP, 40 mg/mL (40 mg), 40 mg/mL (200 mg) & 40 mg/mL (400 mg)	Kenalog ® -40	August	$135
Acyclovir cream, 5% (6)	Zovirax ®	August	$97
Fosaprepitant for injection, 150 mg/Vial	(5)	September	—
Treprostinil injection, 1 mg/mL (20 mg), 2.5 mg/mL (50 mg), 5 mg/mL (100 mg) & 10 mg/mL (200 mg)	Remodulin ®	September	$3
Ivermectin cream, 1%	Soolantra ®	October	$206
TRUXIMA, 100 mg/10 mL & 500 mg/50 mL	Rituxan ® (7)	November	$4,378
Deferasirox tablets, 90 mg & 360 mg	Jadenu ®	November	$390

(1)	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

(2)	Authorized generic of a Teva specialty product.

(3)	Products were re-launched.

(4)	Approved via 515(d)(1)(B)(ii) regulatory pathway for medical devices; not equivalent to a brand product.

(5)	Approved via 505(b)(2) regulatory pathway; not equivalent to a brand product.

(6)	Authorized generic.

(7)	Biosimilar.

Our generic products pipeline in the United States includes, as of December 31, 2019, 251 product applications awaiting FDA approval, including 79 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended September 30, 2019 exceeding $117 billion, according to IQVIA. Approximately 70% of pending applications include a paragraph IV patent challenge and we believe we are first to file with respect to 95 of these products, or 116 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $75 billion in U.S. brand sales for the twelve months ended September 30, 2019, according to IQVIA.
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
In 2019, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Dapagliflozin tablets, 5 mg	Farxiga ®	$1,688
Deferasirox Oral Tablets 180 mg	Jadenu ®	$55
Efinaconazole Topical Solution	Jublia ®	$231
Enzalutamide capsules, 40 mg	Xtandi ®	$999
Everolimus tablets, 2.5 mg, 5 mg, 7.5 mg & 10 mg	Afinitor ®	$770
Icatibant injection, 30 mg/3 mL	Firazyr ®	$318
Ivermectin lotion, 0.5%	Sklice ®	$81
Sildenafil, 10 mg/mL	Revatio ®	$189
Sorafenib tablets, 200 mg	Nexavar ®	$55

*	For the twelve months ended in the calendar quarter immediately prior to the receipt of tentative approval.

For a description of our specialty product pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines” above.
North America Gross Profit
Gross profit from our North America segment in 2019 was $4,350 million, a decrease of 13% compared to $4,979 million in 2018. This decrease was mainly due to lower revenues from COPAXONE.
Gross profit margin for our North America segment in 2019 decreased to 50.9%, compared to 53.6% in 2018. This decrease was mainly due to lower COPAXONE revenues and a higher proportion of Anda revenues, partially offset by higher revenues from AUSTEDO.

Comparison of 2018 to 2017
. Gross profit from our North America segment in 2018 was $4,979 million, compared to $7,322 million in 2017. This decrease was mainly due to lower revenues from COPAXONE and a decline in sales of generic and other specialty products.
North America R&D Expenses
R&D expenses relating to our North America segment in 2019 were $652 million, a decrease of 9% compared to $713 million in 2018.
For a description of our R&D expenses in 2019, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Comparison of 2018 to 2017
. R&D expenses relating to our North America segment in 2018 were $713 million, compared to $969 million in 2017.
North America S&M Expenses
S&M expenses relating to our North America segment in 2019 were $1,021 million, a decrease of 11% compared to $1,154 million in 2018. This decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Comparison of 2018 to 2017
. S&M expenses relating to our North America segment in 2018 were $1,154 million, compared to $1,288 million in 2017. This decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
North America G&A Expenses
G&A expenses relating to our North America segment in 2019 were $439 million, a decrease of 9% compared to $484 million in 2018. This decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Comparison of 2018 to 2017
. G&A expenses relating to our North America segment in 2018 were $484 million, compared to $533 million in 2017. This decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
North America Other Income
Other income from our North America segment in 2019 was $14 million, compared to $209 million in 2018. The higher other income in 2018 was mainly due to higher Section 8 recoveries from multiple cases in Canada and recovery of lost profits in cases in which U.S. patent infringement litigation had previously prevented the sale of certain products.
Comparison of 2018 to 2017
. Other income from our North America segment in 2018 was $209 million, compared to $92 million in 2017. This increase was mainly due to higher Section 8 recoveries in Canada.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our North America segment in 2019 was $2,252 million, a decrease of 21% compared to $2,837 million in 2018. This decrease was mainly due to lower revenues from COPAXONE and non-recurrence
of other income, partially offset by cost reductions and efficiency measures as part of the restructuring plan.
Comparison of 2018 to 2017
. Profit from our North America segment in 2018 was $2,837 million, compared to $4,624 million in 2017. This decrease was mainly due to lower revenues from COPAXONE and a decline in sales of generic and other specialty products, partially offset by cost reductions and efficiency measures as part of the restructuring plan.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the past three years:

	Year ended December 31,
	2019		2018		2017
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$4,795	100%	$5,186	100%	$5,466	100%
Gross profit	2,704	56.4%	2,884	55.6%	2,887	52.8%
R&D expenses	262	5.5%	283	5.5%	390	7.1%
S&M expenses	890	18.6%	1,003	19.3%	1,130	20.7%
G&A expenses	239	5.0%	325	6.3%	354	6.5%
Other (income) expense	(5)	§	—	§	(16)	§

Segment profit*	$1,318	27.5%	$1,273	24.5%	$1,029	18.8%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in 2019 were $4,795 million, a decrease of $391 million, or 8%, compared to 2018. In local currency terms, revenues decreased by 2%, mainly due to a decline in COPAXONE revenues due to competing glatiramer acetate products, lower sales of respiratory products in the United Kingdom and lower revenues from our oncology products due to competing biopharmaceutical products, partially offset by new generic product launches.
Comparison of 2018 to 2017
. Revenues from our Europe segment in 2018 were $5,186 million, compared to $5,466 million in 2017. This decrease was mainly due to the loss of revenues from the closure of our distribution business in Hungary, the sale of our women’s health business and a decline in COPAXONE revenues due to competing glatiramer acetate products, partially offset by new generic product launches
.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the past three years:

	Year ended December 31,			Percentage Change 2018-2019
	2019	2018	2017
	(U.S. $ in millions)
Generic products	$3,470	$3,593	$3,471	(3%)
COPAXONE	432	535	595	(19%)
Respiratory products	354	402	368	(12%)
Other	539	656	1,033	(18%)

Total	$4,795	$5,186	$5,466	(8%)

Generic products
revenues in our Europe segment in 2019, including OTC products, decreased by 3% to $3,470 million, compared to 2018. In local currency terms, revenues increased by 2%, mainly due to new generic product launches.
Comparison of 2018 to 2017
. Generic products revenues in our Europe segment in 2018 were $3,593 million, compared to $3,471 million in 2017. This increase was mainly due to currency fluctuations and new generic product launches, partially offset by the loss of revenues from the termination of the PGT joint venture and the impact of the valsartan voluntary recall.
COPAXONE
revenues in our Europe segment in 2019 decreased by 19% to $432 million, compared to 2018. In local currency terms, revenues decreased by 15%, mainly due to price reductions resulting from competing glatiramer acetate products.
Revenues of COPAXONE in our Europe segment were 29% of global COPAXONE revenues in 2019, compared to 23% in 2018.
For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—COPAXONE.”
Comparison of 2018 to 2017
. COPAXONE revenues in our Europe segment in 2018 were $535 million, compared to $595 million in 2017. This decrease was mainly due to price reductions resulting from the entry of competing glatiramer acetate products.
Respiratory products
revenues in our Europe segment in 2019 decreased by 12% to $354 million, compared to 2018. In local currency terms, revenues decreased by 7%, mainly due to lower sales in the United Kingdom.
Comparison of 2018 to 2017
. Respiratory products revenues from our Europe segment in 2018 were $402 million, compared to $368 million in 2017. This increase was mainly due to the launch of BRALTUS
®
in 2017
.
AJOVY
was granted a Marketing Authorization by the European Medicines Agency (“EMA”) in the European Union in a centralized process in April 2019. We commenced launching AJOVY in certain European markets in May 2019 and are moving forward with plans to launch the product in other European countries. We received approval from the EMA for AJOVY’s auto-injector submission in the European Union.
For information about AJOVY patent protection, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—AJOVY.”
Product Launches and Pipeline
As of December 31, 2019, our generic products pipeline in Europe included 660 generic approvals relating to 84 compounds in 178 formulations, and approximately 1,083 marketing authorization applications pending approval in 37 European countries, relating to 123 compounds in 243 formulations.
For a description of our specialty product pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines” above.
Europe Gross Profit
Gross profit from our Europe segment in 2019 was $2,704 million, a decrease of 6% compared to $2,884 million in 2018. This decrease was mainly due to lower revenues from COPAXONE and other specialty products as well as higher cost of goods sold, partially offset by new generic product launches.

Gross profit margin for our Europe segment in 2019 increased to 56.4%, compared to 55.6% in 2018. This increase was mainly due to the termination of the PGT joint venture in 2018.
Comparison of 2018 to 2017
. Gross profit from our Europe segment in 2018 was $2,884 million, flat compared to 2017. Gross profit was affected by the loss of revenues from the sale of our women’s health business and a decline in COPAXONE revenues, offset by new generic product launches and lower cost of goods sold.
Europe R&D Expenses
R&D expenses relating to our Europe segment in 2019 were $262 million, a decrease of 7% compared to $283 million in 2018.
For a description of our R&D expenses in 2019, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Comparison of 2018 to 2017
. R&D expenses relating to our Europe segment in 2018 were $283 million, compared to $390 million in 2017.
Europe S&M Expenses
S&M expenses relating to our Europe segment in 2019 were $890 million, a decrease of 11% compared to $1,003 million in 2018. This decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Comparison of 2018 to 2017
. S&M expenses relating to our Europe segment in 2018 were $1,003 million, compared to $1,130 million in 2017. This decrease was mainly due to cost reductions as part of the restructuring plan.
Europe G&A Expenses
G&A expenses relating to our Europe segment in 2019 were $239 million, a decrease of 26% compared to $325 million in 2018. This decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Comparison of 2018 to 2017
. G&A expenses relating to our Europe segment in 2018 were $325 million, compared to $354 million in 2017. This decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Europe Profit
Profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in 2019 was $1,318 million, an increase of 4% compared to $1,273 million in 2018. This increase was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Comparison of 2018 to 2017
. Profit from our Europe segment in 2018 was $1,273 million, compared to $1,029 million in 2017. This increase was mainly due to cost reductions and efficiency measures as part of the restructuring plan.

International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the past three years:

	2019		2018		2017
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,246	100%	$2,422	100%	$2,863	100%
Gross profit	1,167	51.9%	1,254	51.8%	1,433	50.1%
R&D expenses	88	3.9%	96	4.0%	154	5.4%
S&M expenses	481	21.4%	518	21.4%	672	23.5%
G&A expenses	138	6.1%	153	6.3%	189	6.6%
Other (income) expense	(3)	§	(11)	§	(8)	§

Segment profit*	$464	20.6%	$498	20.6%	$426	14.9%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b to our consolidated financial statements for additional information.
International Markets Revenues
Our International Markets segment includes all countries in which we operate other than those in our North America and Europe segments. The International Markets segment includes more than 35 countries, covering a substantial portion of the global pharmaceutical market. Our key international markets are Japan, Russia and Israel. The countries in our International Markets segment include highly regulated, pure generic markets, such as Israel, branded generics oriented markets, such as Russia and certain Latin American markets, and hybrid markets, such as Japan.
Revenues from our International Markets segment in 2019 were $2,246 million, a decrease of $176 million, or 7%, compared to 2018. In local currency terms, revenues decreased by 3% compared to 2018, mainly due to lower sales in Japan and certain discontinued activities in Israel.
Comparison of 2018 to 2017
. Revenues from our International Markets segment in 2018 were $2,422 million, compared to $2,863 million in 2017. This decrease was mainly due to lower sales in Russia and Japan, the effect of the deconsolidation of our subsidiaries in Venezuela and loss of revenues from the sale of our women’s health business.
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b to our consolidated financial statements for additional information.

Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the past three years:

	Year ended December 31,			Percentage Change 2018-2019
	2019	2018	2017
	(U.S. $ in millions)
Generic products	$1,893	$2,022	$2,370	(6%)
COPAXONE	63	72	91	(13%)
Distribution	20	19	17	6%
Other	271	309	385	(12%)

Total	$2,246	$2,422	$2,863	(7%)

Generic products
revenues in our International Markets segment in 2019, which include OTC products, decreased by 6% to $1,893 million, compared to 2018. In local currency terms, revenues decreased by 3%, mainly due to lower revenues in Japan resulting from regulatory price reductions and generic competition to off-patented
products.
Comparison of 2018 to 2017
. Generic products revenues in our International Markets segment in 2018 were $2,022 million, compared to $2,370 million in 2017. This decrease was mainly due to lower revenues in Russia, lower sales in Japan resulting from regulatory price reductions and generic competition to off-patented
products, loss of revenues from the termination of the PGT joint venture and the effect of the deconsolidation of our subsidiaries in Venezuela.
COPAXONE
revenues in our International Markets segment in 2019 decreased by 13% to $63 million, compared to 2018. In local currency terms, revenues decreased by 1%.
For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—COPAXONE.”
Comparison of 2018 to 2017
. COPAXONE revenues in our International Markets segment in 2018 were $72 million, compared to $91 million in 2017.
Distribution
revenues in our International Markets segment in 2019 increased by 6% to $20 million, compared to 2018. In local currency terms, revenues increased by 24%
.
Comparison of 2018 to 2017
. Distribution revenues in our International Markets segment in 2018 were $19 million, compared to $17 million in 2017.
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b to our consolidated financial statements for additional information.
International Markets Gross Profit
Gross profit from our International Markets segment in 2019 was $1,167 million, a decrease of 7% compared to $1,254 million in 2018.
Gross profit margin for our International Markets segment in 2019 increased to 51.9%, compared to 51.8% in 2018. This increase was mainly due portfolio optimization.

Comparison of 2018 to 2017
. Gross profit from our International Markets segment in 2018 was $1,254 million, compared to $1,433 million in 2017.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in 2019 were $88 million, a decrease of 9% compared to $96 million in 2018.
For a description of our R&D expenses in 2019, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Comparison of 2018 to 2017
. R&D expenses relating to our International Markets segment in 2018 were $96 million, compared to $154 million in 2017.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in 2019 were $481 million, a decrease of 7% compared to $518 million in 2018. This decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Comparison of 2018 to 2017
. S&M expenses relating to our International Markets segment in 2018 were $518 million, compared to $672 million in 2017. This decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in 2019 were $138 million, a decrease of 10% compared to $153 million in 2018. The decrease was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Comparison of 2018 to 2017
. G&A expenses relating to our International Markets segment in 2018 were $153 million, compared to $189 million in 2017. This decrease was mainly due to cost reductions as part of the restructuring plan.
International Markets Profit
Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in 2019 was $464 million, a decrease of 7% compared to $498 million in 2018. This decrease was mainly due to a decline in revenues in Japan, partially offset by higher sales in other markets and lower S&M and G&A expenses.
Comparison of 2018 to 2017
. Profit from our International Markets segment in 2018 was $498 million, compared to $426 million in 2017. This increase was mainly due to cost reductions and efficiency measures as part of the restructuring plan.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.

Our revenues from other activities in 2019 decreased by 5% to $1,304 million compared to 2018. In local currency terms, revenues decreased by 3%.
API sales to third parties in 2019 increased by 1% to $754 million, in both U.S. dollar and local currency terms.
Comparison of 2018 to 2017
. Revenues from other activities in 2018 were $1,366 million, compared to $1,383 million in 2017.
Teva Consolidated Results
The data presented with respect to revenues, gross profit, R&D expenses, S&M expenses, G&A expenses and operating income (loss) for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b to our consolidated financial statements for additional information.
Revenues
Revenues in 2019 were $16,887 million, a decrease of 8%, or 5% in local currency terms, compared to 2018, mainly due to generic competition to COPAXONE, a decline in revenues from our U.S. generics business, BENDEKA/TREANDA and Japan, partially offset by higher revenues from AUSTEDO, AJOVY and QVAR in the United States. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during 2019 negatively impacted revenues by $402 million, compared to 2018.
Comparison of 2018 to 2017.
Revenues in 2018 were $18,271 million, a decrease of 16% compared to 2017, mainly due to generic competition to COPAXONE, a decline in revenues in our U.S. generics business and loss of revenues following the divestment of certain products and discontinuation of certain activities.
Gross Profit
Gross profit in 2019 was $7,537 million, a decrease of 9% compared to 2018. This decrease was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”
Gross profit as a percentage of revenues was 44.6% in 2019, compared to 45.4% in 2018.
This decrease in gross profit as a percentage of revenues was mainly due to lower profitability in North America, resulting from a decline in COPAXONE revenues due to generic competition and a higher proportion of Anda revenues, partially offset by higher revenues from AUSTEDO and AJOVY, higher gross margin in our U.S. generics business and higher API sales.
Comparison of 2018 to 2017.
Gross profit in 2018 was $8,296 million, a decrease of 22% compared to 2017. Gross profit as a percentage of revenues was 45.4% in 2018, compared to 48.6% in 2017. The decrease in gross profit as a percentage of revenues was mainly due to lower profitability in North America resulting from a decline in COPAXONE revenues due to generic competition and a decline in revenues in our U.S. generics business, higher accelerated depreciation and higher divestment expenses, partially offset by lower amortization expenses and higher profitability in Europe.
Research and Development (R&D) Expenses
Net R&D expenses for 2019 were $1,010 million, a decrease of 17% compared to 2018.

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
In 2019, our R&D expenses were primarily related to specialty product candidates in the pain, migraine, headache and respiratory therapeutic areas, with additional activities in selected other areas and generic products in our North America segment.
Our lower R&D expenses in 2019, as compared to 2018, resulted primarily from pipeline optimization and efficiencies realized as part of our restructuring plan.
R&D expenses as a percentage of revenues were 6.0% in 2019, compared to 6.6% in 2018.
Comparison of 2018 to 2017
. In 2018, R&D expenses were $1,213 million, a decrease of 32% compared to 2017. R&D expenses as a percentage of revenues were 6.6% in 2018, compared to 8.1% in 2017.
Selling and Marketing (S&M) Expenses
S&M expenses in 2019 were $2,614 million, a decrease of 10% compared to 2018. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment—S&M Expenses,” “—Europe Segment—S&M Expenses” and “—International Markets Segment—S&M Expenses.”
S&M expenses as a percentage of revenues were 15.5% in 2019, compared to 16.0% in 2018.
Comparison of 2018 to 2017.
S&M expenses in 2018 were $2,916 million, a decrease of 14% compared to 2017. S&M expenses as a percentage of revenues were 16.0% in 2018, compared to 15.5% in 2017.
General and Administrative (G&A) Expenses
G&A expenses in 2019 were $1,192 million, a decrease of 8% compared to 2018. Our G&A expenses were primarily the result of the factors discussed above under “—North America Segment—G&A Expenses,” “—Europe Segment—G&A Expenses” and “—International Markets Segment—G&A Expenses,” as well as cost reductions in certain corporate functions as part of the restructuring plan.
G&A expenses as a percentage of revenues were 7.1% in 2019, flat compared to 2018.
Comparison of 2018 to 2017.
G&A expenses in 2018 were $1,298 million, a decrease of 11% compared to 2017. G&A expenses as a percentage of revenues were 7.1% in 2018, compared to 6.6% in 2017.
Identifiable Intangible Asset Impairments
We recorded expenses of $1,639 million for identifiable intangible asset impairments in 2019, compared to expenses of $1,991 million in 2018. See note 6 to our consolidated financial statements.

Comparison of 2018 to 2017.
Identifiable intangible asset impairments in 2018 were $1,991 million, compared to $3,238 million in 2017.
Goodwill Impairment
No goodwill impairments were recorded in 2019, compared to a goodwill impairment of $3,027 million in 2018. The goodwill impairment in 2018 was mainly attributable to goodwill associated with our International Markets reporting unit and Medis reporting unit. See note 7 to our consolidated financial statements.
Comparison of 2018 to 2017.
Goodwill impairments in 2018 were $3,027 million, compared to $17,100 million in 2017. The goodwill impairment in 2017 was mainly in connection with our U.S. generics reporting unit.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $423 million for other asset impairments, restructuring and other items in 2019, compared to expenses of $987 million in 2018. See note 15 to our consolidated financial statements.
Comparison of 2018 to 2017
. We recorded expenses of $987 million for other asset impairments, restructuring and other items in 2018, compared to $1,836 million in 2017.
Significant regulatory events
In July 2018, the FDA completed an inspection of our manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-483
to the site. In October 2018, the FDA notified us that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, we received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control and investigations at this site. We have been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings. If we are unable to remediate the findings to the FDA’s satisfaction, we may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. We expect to generate approximately $230 million in revenues from this site in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility or prevent approvals of new products from the site.
In July 2018, we announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown nitrosamine impurity called NDMA found in valsartan API supplied to us by Zhejiang Huahai Pharmaceutical (“Huahai”). Since July 2018, we have been actively engaged with regulatory agencies around the world in reviewing our sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, we have initiated additional voluntary recalls. The aggregate direct impact of this recall on our 2018 and 2019 financial statements was $54 million, primarily related to inventory write-downs and returns. As a result of this loss, we initiated negotiations with Huahai and in December 2019, we reached a settlement with Huahai resolving our claims related to certain sartan API supplied by Huahai to Teva. Under the settlement agreement, Huahai agreed to compensate Teva for some of the direct losses suffered by Teva and provide Teva prospective cost reductions for API. The settlement does not release Huahai from liability for any losses we may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. In addition, multiple lawsuits have been filed in connection with this matter, which may lead to additional customer penalties, impairments and litigation costs. We expect additional expenses and loss of revenues and profits in connection with this matter going forward.

Restructuring
In 2019, we recorded $199 million of restructuring expenses, compared to $488 million in 2018. The expenses in 2019 were primarily related to headcount reductions across all functions, as part of our restructuring plan announced in 2017.
The
two-year
restructuring plan announced in 2017 reduced our total cost base by $3 billion by the end of 2019.
Since the announcement, we reduced our global headcount by approximately 13,000 full-time-equivalent employees.
Comparison of 2018 to 2017.
Restructuring expenses in 2018 were $488 million, compared to $535 million in 2017.
Legal Settlements and Loss Contingencies
In 2019, we recorded an expense of $1,178 million in legal settlements and loss contingencies, compared to an income of $1,208 million in 2018. The expense in 2019 was mainly related to an estimated settlement provision recorded in connection with the remaining opioid cases. The income in 2018 primarily consisted of the working capital adjustment with Allergan, the Rimsa settlement and reversal of the reserve recorded in the second quarter of 2017 with respect to the carvedilol patent litigation.
Comparison of 2018 to 2017.
Legal settlements and loss contingencies in 2018 amounted to an income of $1,208 million, compared to an expense of $500 million in 2017. See note 11 to our consolidated financial statements.
Other Income
Other income in 2019 was $76 million, compared to $291 million in 2018. Other income in 2019 was mainly related to the sale of activities in our International Markets segment. See note 16 to our consolidated financial statements.
Comparison of 2018 to 2017
. Other income in 2018
was $291 million, compared to $1,199 million in 2017. Other income in 2017 was mainly related to the sale of our women’s health business
.
Operating Income (Loss)
Operating loss was $443 million in 2019, compared to an operating loss of $1,637 million in 2018.
Operating loss as a percentage of revenues was 2.6% in 2019, compared to 9.0% in 2018. The decrease in operating loss was mainly due to higher impairment charges recorded in 2018, partially offset by higher provisions in connection with legal settlements and loss contingencies in 2019, as well as lower profit in our North America segment.
Comparison of 2018 to 2017.
Operating loss in 2018 was $1,637 million, compared to operating loss of $17,484 million in 2017. Operating loss as a percentage of revenues was 9.0% in 2018, compared to 80.0% in 2017.
Financial Expenses, Net
Financial expenses were $822 million in 2019, compared to $959 million in 2018.

Financial expenses in 2019 were mainly comprised of interest expenses of $881 million. Financial expenses in 2018 were mainly comprised of interest expenses of $920 million.
Comparison of 2018 to 2017.
In 2018, financial expenses were $959 million, compared to $895 million in 2017.
The following table presents a reconciliation of our segment profits to Teva’s consolidated operating income (loss) and to consolidated income (loss) before income taxes for the past three years:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
North America profit	$2,252	$2,837	$4,624
Europe profit	1,318	1,273	1,029
International Markets profit	464	498	426

Total reportable segments profit	4,034	4,608	6,079
Profit (loss) of other activities	108	115	(6)

Total segments profit	4,142	4,723	6,073
Amounts not allocated to segments:
Amortization	1,113	1,166	1,444
Other asset impairments, restructuring and other items	423	987	1,836
Goodwill impairment	—	3,027	17,100
Intangible asset impairments	1,639	1,991	3,238
Gain on divestitures, net of divestitures related costs	(50)	(66)	(1,083)
Inventory Step-up	—	—	67
Other R&D expenses	(15)	83	221
Costs related to regulatory actions taken in facilities	45	14	47
Legal settlements and loss contingencies	1,178	(1,208)	500
Other unallocated amounts	252	366	187

Consolidated operating income (loss)	(443)	(1,637)	(17,484)

Financial expenses, net	822	959	895

Consolidated income (loss) before income taxes	$(1,265)	$(2,596)	$(18,379)

Tax Rate
In 2019, we recognized a tax benefit of $278 million, or 22%, on a pre-tax
loss of $1,265 million.
In 2018, we recognized a tax benefit of $195 million, or 8%, on a pre-tax
loss of $2,596 million. Our tax rate for 2018 was lower than in 2019 due to one-time
legal settlements and divestments that had a low corresponding tax effect.
In 2017, we recognized a tax benefit of $1,933 million, or 11%, on pre-tax
loss of $18,379 million. Our tax rate for 2017 was low due to a one-time
effect resulting from the remeasurement of our deferred taxes and imposition of a deemed repatriation tax following the enactment of the Tax Cuts and Jobs Act in December 2017 in the United States, as well as a one-time
tax benefit associated with the utilization of Actavis Generics’ historical capital losses. In addition, in 2017 we recorded goodwill impairments that did not have a corresponding tax effect.

The statutory Israeli corporate tax rate was 23% in 2019. Our tax rate differs from the Israeli statutory tax rate mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.
Share In (Profits) Losses of Associated Companies—Net
Share in losses of associated companies, net in 2019 was $13 million, compared to $71 million in 2018.
Comparison of 2018 to 2017
. Share in losses of associated companies, net in 2018 was $71 million, compared to a profit of $3 million in 2017.
Net Income (Loss)
Net loss attributable to Teva was $999 million in 2019, compared to a net loss of $2,150 million in 2018.
Net loss attributable to ordinary shareholders was $999 million in 2019, compared to a net loss of $2,399 million in 2018.
Comparison of 2018 to 2017
. Net loss attributable to Teva was $2,150 million in 2018, compared to a net loss of $16,265 million in 2017.
Net loss attributable to ordinary shareholders was $2,399 million in 2018, compared to a net loss of $16,525 million in 2017.
Diluted Shares Outstanding and Earnings (Loss) Per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for 2019, 2018 and 2017 were 1,091 million, 1,021 million and 1,016 million shares, respectively.
In computing loss per share for the twelve months ended December 31, 2019 and 2018, no account was taken of the potential dilution by the assumed exercise of employee stock options and non-vested
RSUs granted under employee stock compensation plans and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Additionally, no account was taken of the potential dilution by the mandatory convertible preferred shares, amounting to 74 million shares (including shares that were issued due to unpaid dividends until that date) for the period between January 1, 2018 and December 17, 2018, since they had an anti-dilutive effect on loss per share.
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
Diluted loss per share was $0.91 for the year ended December 31, 2019, compared to loss per share of $2.35 for the year ended December 31, 2018.
Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units (“PSUs”) and the conversion of our convertible senior debentures, in each case, at period end.

As of December 31, 2019 and 2018, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,108 million and 1,100 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In 2019, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, Israeli shekel, Canadian dollar, Polish zloty, Argentinean peso, Turkish lira and Russian ruble) impact our results.
During 2019, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis): the Argentinian peso by 44%, the Turkish lira by 17%, the euro by 5% and the British pound by 4%. The following main currencies relevant to our operations increased in value against the U.S. dollar: the Japanese yen by 1% and the Israeli shekel by 1%.
As a result, exchange rate movements during 2019, in comparison with 2018, negatively impacted overall revenues by $402 million and negatively impacted our operating income by $135 million.
Commencing in the third quarter of 2018, the cumulative inflation in Argentina exceeded 100% or more over a
3-year
period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.
Liquidity and Capital Resources
Total balance sheet assets were $57,470 million as of December 31, 2019, compared to $60,683 million as of December 31, 2018.
Our working capital balance, which includes trade receivables net of SR&A, inventories, prepaid expenses and other current assets, trade payables, employee-related obligations, accrued expenses and other current liabilities, was $74 million as of December 31, 2019, compared to negative $186 million as of December 31, 2018.
Investment in property, plant and equipment in 2019 was $525 million, compared to $651 million in 2018. Depreciation was $609 million in 2019, compared to $676 million in 2018.
Cash and cash equivalents and short-term and long-term investments, as of December 31, 2019, were $2,033 million, compared to $1,846 million as of December 31, 2018. This increase was mainly due to cash flow generated during the year and proceeds from issuance of senior notes in November 2019, partially offset by debt repayments and prepayments as discussed below.
Our cash on hand that is not used for ongoing operations is generally invested in bank deposits, as well as liquid securities that bear fixed and floating rates.
Our principal sources of short-term liquidity are our cash on hand, existing cash investments, liquid securities and available credit facilities, primarily our $2.3 billion revolving credit facility (“RCF”).
In April 2019, we entered into a $2.3 billion unsecured syndicated RCF, which replaced the previous $3 billion revolving credit facility. The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit was 6.25x through December 31, 2019, gradually declines to 5.75x in the third and fourth quarters of 2020, and continues to gradually decline over the remaining term of the RCF.

The RCF can be used for general corporate purposes, including repaying existing debt. As of December 31, 2019, no amounts were outstanding under the RCF. Based on current and forecasted results, we expect that we will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
Under specified circumstances, including
non-compliance
with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, we will not be able to borrow under the RCF. Additionally, violations of the covenants, under the above mentioned circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes is outstanding, could lead to an event of default under our senior notes due to cross acceleration provisions.
We expect that we will continue to have sufficient cash resources to support our debt service payments and all other financial obligations within one year from the date that the financial statements are issued.
2019 Debt Balance and Movements
As of December 31, 2019, our debt was $26,908 million, compared to $28,916 million as of December 31, 2018.
This decrease was mainly due to senior notes repaid at maturity or prepaid with cash generated during the year.
During the first quarter of 2019, we repurchased and canceled approximately $126 million principal amount of our $1,700 million 1.7% senior notes due July 2019.
During the second quarter of 2019, we repurchased and canceled approximately $18 million principal amount of our $1,574 million 1.7% senior notes due July 2019.
In July 2019, we repaid at maturity our $1,556 million 1.7% senior notes.
During the third quarter of 2019, we borrowed $500 million under the RCF, which was fully repaid by the fourth quarter of 2019. As of the date of this Annual Report on Form
10-K,
no amounts were outstanding under the RCF.
In November 2019, we completed debt issuances for an aggregate principal amount of $2,102 million, comprised of $1,000 million principal amount of 7.125% senior notes due 2025, and
€
1,000 million principal amount of 6.0% senior notes due 2025. See note 9 to our consolidated financial statements.
In November 2019, we completed a debt tender offer, which resulted in a debt decrease of $1,525 million from our 2.2% $3,000 million senior notes due in July 2021.
In December 2019, we partially redeemed
€
650 million of our 0.375%
€
1,660 million senior notes due in July 2020.
Our debt as of December 31, 2019 was effectively denominated in the following currencies: 65% in U.S. dollars, 32% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of December 31, 2019 was 9%, compared to 8% as of December 31, 2018, due to a decrease in our total debt.
Our financial leverage was 64% as of December 31, 2019, compared to 65% as of December 31, 2018.
Our average debt maturity was approximately 6.4 years as of December 31, 2019, compared to 6.8 years as of December 31, 2018.

2018 Debt Balance and Movements
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
€
1.6 billion with maturities ranging from four to ten years. The effective average interest rate of the notes issued is 5.3% per annum.
In March 2018, we redeemed in full our $1.5 billion 1.4% senior notes due in July 2018 and our
€
1.0 billion 2.875% senior notes due in April 2019.
In July 2018, we repaid at maturity our CHF 300 million 0.13% senior notes.
In September 2018, we completed a debt tender offer, which resulted in a debt decrease of $405 million, comprised of:
•	$300 million of our $2.0 billion 1.7% senior notes due in July 2019

•	€ 90 million of our € 1.75 billion 0.38% senior notes due in July 2020

In October 2018, we repaid at maturity our CHF 450 million 1.5% senior notes.
Total Equity
Total equity was $15,063 million as of December 31, 2019, compared to $15,794 million as of December 31, 2018. This decrease was mainly due to a net loss of $1,000 million, partially offset by $119 million stock-based compensation expenses, $84 million in unrealized profit associated with hedging activities and a positive impact of foreign exchange fluctuation of $97 million.
Exchange rate fluctuations affected our balance sheet, as approximately 35% of our net assets (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2018, changes in currency rates had a positive impact of $97 million on our equity as of December 31, 2019, mainly due to the change in value against the U.S. dollar of: the euro by 2%, the Russian ruble by 4%, the Polish zloty by 5%, the Canadian dollar by 1%, the Japanese yen by 1%, the Chilean peso by 4%, the Mexican peso by 4% and the British pound by 6%. All comparisons are on a year-end
to
year-end
basis.
Cash Flow
Cash flow generated from operating activities in 2019 was $748 million, a decrease of $1,698 million, or 69%, compared to 2018. This decrease was mainly due to the working capital adjustment with Allergan and the Rimsa settlement in 2018, and lower profit in our North America segment during 2019.
During 2019, we generated free cash flow of $2,053 million, which we define as comprising $748 million in cash flow generated from operating activities, $1,487 million in beneficial interest collected in exchange for securitized trade receivables and $343 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $525 million in cash used for capital investments. During 2018, we generated free cash flow of $3,679 million, comprised of $2,446 million in cash flow generated from operating activities, $1,735 million in beneficial interest collected in exchange for securitized trade receivables and $149 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $651 million in cash used for capital investments. The decrease in 2019 resulted mainly from the lower cash flow generated from operating activities.

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
In October 2016, we entered into an exclusive partnership with Celltrion to commercialize two of Celltrion’s biosimilar products in development for the U.S. and Canadian markets. We paid Celltrion $160 million, of which up to $60 million is refundable or creditable under certain circumstances. We will share the profit from the commercialization of these products with Celltrion. These two products, TRUXIMA and HERZUMA, were approved by the FDA in November and December 2018, respectively. We launched TRUXIMA in the United States in November 2019. HERZUMA is expected to be available in the United States in the first quarter of 2020.
In September 2017, we entered into a partnership agreement with Nuvelution for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. Nuvelution is funding and managing clinical development, driving all operational aspects of the phase 3 program, and we are leading the regulatory process and are responsible for commercialization. If FDA approval is obtained for AUSTEDO for Tourette syndrome, we will pay Nuvelution a pre-agreed
return. In February 2020, we received results for these clinical trials, which found that the clinical trials failed to meet their primary endpoints. No new safety signals were identified in these studies. See note 23 to our consolidated financial statements.
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

	Year Ended December 31, 2019 (U.S. $ and shares in millions, except per share amounts)
	GAAP	Excluded for non GAAP measurement											Non GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long- lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non GAAP items	Other items
COGS	9,351	973					45	26			121		8,185
R&D	1,010				(15)			20			1		1,004
S&M	2,614	139						35			1		2,438
G&A	1,192							42			5		1,145
Other income	(76)									(50)			(27)
Legal settlements and loss contingencies	1,178		1,178										—
Other asset impairments, restructuring and other items	423			139		199			59		26		—
Intangible assets impairment	1,639			1,639									—
Financial expenses	822											(3)	824
Corresponding tax effect	(278)											(875)	597
Share in losses of associated companies – net	13											—	13
Net income attributable to non-controlling interests	(2)											(82)	80

Total reconciled items		1,113	1,178	1,778	(15)	199	45	123	59	(50)	155	(959)

EPS—Basic	(0.91)											3.32	2.41
EPS—Diluted	(0.91)											3.32	2.40

The
non-GAAP
diluted weighted average number of shares was 1,094 million for the year ended December 31, 2019.

	Year ended December 31, 2018 (U.S. $ and shares in millions, except per share amounts)
	GAAP	Excluded for non GAAP measurement													Non GAAP
		Amortization of purchased intangible assets	Goodwill impairment	Legal settlements and loss contingencies	Impairment of long- lived assets	Other R&D expenses	Acquisition integration and related expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non GAAP items	Other items
COGS*	9,975	1,004							14	28			204		8,725
R&D	1,213					83				26			2		1,102
S&M	2,916	162								43			(7)		2,718
G&A	1,298									55			15		1,228
Other income	(291)											(66)			(225)
Legal settlements and loss contingencies	(1,208)			(1,208)											—
Other asset impairments, restructuring and other items	987				500		13	488			57		(71)		—
Intangible assets impairment	1,991				1,991										—
Goodwill impairment	3,027		3,027												—
Financial expenses	959													66	893
Corresponding tax effect	(195)													(714)	519
Share in losses of associated companies – net	71													103	(32)
Net income attributable to non-controlling interests	(322)													(431)	109

Total reconciled items		1,166	3,027	(1,208)	2,491	83	13	488	14	152	57	(66)	143	(976)

EPS—Basic	(2.35)													5.27	2.92
EPS—Diluted	(2.35)													5.27	2.92

The
non-GAAP
diluted weighted average number of shares was 1,024 million for the year ended December 31, 2018.
*	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b to our consolidated financial statements for additional information.

	Year ended December 31, 2017 U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non GAAP measurement													Non GAAP
		Amortization of purchased intangible assets	Goodwill impairment	Legal settlements and loss contingencies	Impairment of long- lived assets	Other R&D expenses	Inventory step-up	Acquisition, integration and related expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non GAAP items	Other items
COGS*	11,237	1,235					67			47	23		47		9,818
R&D	1,778					221					22		20		1,515
S&M	3,395	209									38		(1)		3,149
G&A	1,451										46		(8)		1,413
Other income	(1,199)												(1,083)		(116)
Legal settlements and loss contingencies	500			500											—
Other asset impairments, restructuring and other items	1,836				544			105	535			154	498		—
Intangible assets impairment	3,238				3,238										—
Goodwill impairment	17,100		17,100												—
Financial expenses	895													(13)	908
Corresponding tax effect	(1,933)													(2,721)	788
Share in losses of associated companies – net	3													47	(44)
Net income attributable to non-controlling interests	(184)													(270)	86

Total reconciled items		1,444	17,100	500	3,782	221	67	105	535	47	129	154	(527)	(2,957)

EPS—Basic	(16.26)													20.27	4.01
EPS—Diluted	(16.26)													20.27	4.01

The
non-GAAP
diluted weighted average number of shares was 1,018 million for the year ended December 31, 2017.
*	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b to our consolidated financial statements for additional information.

Non-GAAP
Effective Tax Rate
Non-GAAP
income taxes for 2019 were $597 million on
non-GAAP
pre-tax
income of $3,317 million.
Non-GAAP
income taxes in 2018 were $519 million on
non-GAAP
pre-tax
income of $3,830 million.
Non-GAAP
income taxes in 2017 were $788 million on
non-GAAP
pre-tax
income of $5,165 million. The
non-GAAP
tax rate for 2019 was 18%, compared to 14% in 2018 and 15% in 2017. Our annual non-GAAP
effective tax rate for 2019 was higher than our
non-GAAP
effective tax rate for 2017 and 2018 primarily due to a lower tax shield on finance expenses.
In the future, our
non-GAAP
effective tax rate is expected to remain similar to the 2019 rate.
Trend Information
The following factors are expected to have a significant effect on our 2020 results:
•	Success of our specialty products AJOVY, AUSTEDO and our biosimiliar products;

•	execution of our global operations optimization plan, which may affect our business and operations, and the risk of incurring additional restructuring expenses;

•	ability to successfully execute key generic launches in a timely manner;

•	our high debt levels and non-investment grade credit rating will have a negative effect on our ability to borrow additional funds and may increase the cost of any such borrowing;

•	a decrease in sales of COPAXONE following the launches of generic versions to the product, and the possibility of additional generic competition in the future;

•	a decrease in sales of other specialty products due to potential loss of exclusivity or generic competition;

•	we expect continued competition for our generic products where multiple similar generic products have been launched, resulting in pricing pressure in the generics markets. We do, however, also see certain generic segments in which opportunities exist to grow our business, our portfolio of new drug applications and our portfolio of approved complex products; and

•	continued impact of currency fluctuations on revenues and net income, as well as on various balance sheet line items.

For additional information, please see “Item 1—Business” and elsewhere in this Item 7.
Aggregated Contractual Obligations
The following table summarizes our material contractual obligations and commitments as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(U.S. $ in millions)
Long-term debt obligations, including expected interest*	$34,043	$2,737	$6,310	$8,723	$16,274
Purchase obligations (including purchase orders)	1,876	1,624	248	4	—

Total	$35,919	$4,361	$6,558	$8,727	$16,274

*	Long-term debt obligations mainly include senior notes and convertible senior debentures as disclosed in note 9 to our consolidated financial statements.

The total gross amount of unrecognized tax benefits for uncertain tax positions was $1,223 million at December 31, 2019. Payment of these obligations would result from settlements with tax authorities. Due to the difficulty in determining the timing and magnitude of settlements, these obligations are not included in the table above. Correspondingly, it is difficult to ascertain whether we will pay any significant amount related to these obligations within the next year.
We have committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. As of December 31, 2019, if all milestones and targets, for compounds in phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $426 million.
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
Off-Balance
Sheet Arrangements
Except for securitization transactions, which are disclosed in note 10 f to our consolidated financial statements, we do not have any material off-balance
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
Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements. We have applied our policies and critical accounting estimates consistently across our businesses.
The significant accounting estimates relate to the following:
•	Revenue Recognition and SR&A
•	Income Taxes
•	Contingencies
•	Inventories
•	Goodwill
•	Identifiable Intangible Assets
•	Restructuring Costs

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
Historically, our changes of estimates reflecting actual results or updated expectations, have not been material to our overall business. Product-specific rebates, however, may have a significant impact on year-over-year individual product growth trends. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate predictors of our future experience, our results could be materially affected. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with governmental allowances, U.S. Medicaid and other performance-based contract rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters.
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
For a discussion of the valuation allowance, deferred tax and valuation allowance estimates see notes 1 and 13 of our consolidated financial statements.

U.S. Tax Cuts and Jobs Act
We accounted for the tax effects of the Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis in our 2017 consolidated financial statements. We completed our accounting analysis in the fourth quarter of 2018, within the one year measurement period from the enactment date. See Note 13 in the notes to the consolidated financial statements for additional information.
Contingencies
From time to time, Teva and/or its subsidiaries are subject to claims for damages and/or equitable relief arising in the ordinary course of business. In addition, in large part as a result of the nature of its business, Teva is frequently subject to litigation, governmental investigations and other legal proceedings. Except for income tax contingencies or contingent consideration acquired in a business combination, Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. When accruing these costs, Teva will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, Teva accrues for the minimum amount within the range. Teva records anticipated recoveries under existing insurance contracts that are probable of occurring at the gross amount that is expected to be collected.
Teva reviews the adequacy of the accruals on a periodic basis and may determine to alter its provisions at any time in the future if it believes it would be appropriate to do so. As such accruals are based on management’s judgment as to the probability of losses and, where applicable, actuarially determined estimates, accruals may materially differ from actual verdicts, settlements or other agreements made with regards to such contingencies. Litigation outcomes and contingencies are unpredictable and excessive verdicts can occur. Accordingly, management’s assessments involve complex judgments concerning future events and often rely heavily on estimates and assumptions.
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
We perform an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the next goodwill impairment quantitative test.
Examples of events or circumstances that may be indicative of impairment include, but are not limited to: macroeconomic and industry conditions, overall financial performance and adverse changes in legal, regulatory, market share and other relevant entity specific events.
The Company estimates the fair values of all reporting units using a discounted cash flow model which utilizes Level 3 unobservable inputs. Key estimates include the revenue growth rates and operating margins taking into consideration industry and market conditions, terminal growth rate and the discount rate. The discount rate used is based on the WACC, adjusted for the relevant risk associated with country-specific and business-specific characteristics.
The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill, to those reporting units.
When necessary, we record charges for impairments of goodwill for the amount by which the carrying amount exceeds the fair value of these assets.
See note 7 and note 19 to our consolidated financial statements for further details on the goodwill impairments recognized in 2018 and 2017, and Teva’s operating and reporting segments.
Identifiable Intangible Assets
Identifiable intangible assets are comprised of definite life intangible assets and indefinite life intangible assets.
Definite life intangible assets consist mainly of acquired product rights and other rights relating to products for which marketing approval was received from the FDA or the equivalent agencies in other countries. These assets are amortized using mainly the straight-line method over their estimated period of useful life, or based on economic benefit models, if more appropriate, which is determined by identifying the period and manner in which substantially all of the cash flows are expected to be generated. Amortization of acquired developed products is recorded under cost of sales. Amortization of marketing and distribution rights is recorded under selling and marketing expenses when separable
Impairment of identifiable intangible assets amounted to $1,639 million, $1,991 million and $3,238 million in the years ended December 31, 2019, 2018 and 2017, respectively. See note 6 to our consolidated financial statements.
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
Examples of events or circumstances that may be indicative of impairment include:
•	A projection or forecast that indicates losses or reduced profits associated with an asset. This could result, for example, from a change in the competitive landscape modifying our assumptions about market share or pricing prospectively, a government reimbursement program that results in an inability to sustain projected product revenues and profitability, or lack of acceptance of a product by patients, physicians or payers limiting our projected growth.
•	A significant adverse change in legal factors or in the business climate that could affect the value of the asset. For example, a successful challenge of our patent rights by a competitor would likely result in generic competition earlier than expected. And conversely, a lost challenge of patent rights in connection with our generic file would likely result in delayed entry.
•	A significant adverse change in the extent or manner in which an asset is used. For example, restrictions imposed by the FDA or other regulatory authorities could affect our ability to manufacture or sell a product.
•	For IPR&D projects, this could result from, among other things, a change in outlook affecting assumptions around competition or timing of entry such as approval success or the related timing of approval, clinical trial data results, other delays in the projected launch dates or additional expenditures required to commercialize the product.
The more significant estimates and assumptions inherent in the estimate of the fair value of identifiable intangible assets include (i) assumptions associated with forecasting product profitability, including sales and cost to sell projections, (ii) tax rates which seek to incorporate the geographic diversity of the projected cash flows, (iii) expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological risk, R&D expenditure for ongoing support of product rights or continued development of IPR&D, and (iv) estimated useful lives and IPR&D expected launch dates. Additionally, for IPR&D assets the risk of failure has been factored into the fair value measure.
While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, in general, intangible assets other than goodwill that are most at risk of impairment include IPR&D assets and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, as R&D is an inherently risky activity. Consequently, IPR&D assets could be determined to be no longer commercially viable. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.
Restructuring Costs
Restructuring costs have been recorded in connection with Teva’s restructuring plan between the years 2017 and 2019. Following these actions and in anticipation of ongoing efficiency measures in our business, Teva’s management has made estimates and judgments regarding future plans, mainly related to employee termination benefit costs, potential closures or divestments of manufacturing plants, headquarters and other office locations. In connection with these actions, management also assesses the recoverability of long-lived assets employed in the business. In certain instances, asset lives have been shortened based on changes in the expected useful lives of the affected assets. Asset-related impairments and severance and other related costs are reflected within asset impairments, restructuring and others.
Recently Issued Accounting Pronouncements
See note 1 to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
The objective of our financial risk management measures is to minimize the impact of risks arising from foreign exchange and interest rate fluctuations. To reduce these risks, we take various operational measures in order to achieve a natural hedge and may enter, from time to time, into financial derivative instruments. Our derivative transactions are executed through global banks. We believe that due to our diversified derivatives portfolio, the credit risk associated with any of these banks is minimal. No derivative instruments are entered into for trading purposes.
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
We generally prefer to borrow in U.S. dollars; however, from time to time we borrow funds in other currencies, such as the euro, Swiss franc, Japanese yen and new Israeli shekel, in order to benefit from same currency revenues in relation to same currency costs and same currency assets in relation to same currency liabilities.
Cash Flow Exposure
Total revenues were $16,887 million in 2019. Of these revenues, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar, 20% in euros, 5% in Japanese yen and the rest in other currencies, none of which accounted for more than 4% of total revenues in 2019. In most currencies, we record corresponding expenses.
In certain currencies, primarily the euro, our revenues generally exceed our expenses. Conversely, in other currencies, primarily the new Israeli shekel and the Indian rupee, our expenses generally exceed our revenues.
For those currencies which do not have a sufficient natural hedge, we may choose to hedge in order to reduce the impact of foreign exchange fluctuations on our operating results.
As of December 31, 2019, we hedged part of our expected operating profit for 2020 in currencies other than the U.S. dollar.
In certain cases, we may hedge exposure arising from a specific transaction, executed in a currency other than the functional currency, by entering into forward contracts and/or by using plain-vanilla and exotic option strategies. We generally limit the term of hedging transactions to a maximum of fifteen months.
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

The table below presents exposures exceeding $50 million in absolute values:

Net exposure as of December 31, 2019
Liability/Asset	(U.S. $ in millions)
GBP/EUR	610
USD/EUR	375
USD/CHF	360
USD/JPY	313
BGN/EUR	251
PLN/EUR	243
CAD/EUR	97
EUR/HRK	96
USD/MXN	75
INR/USD	72
EUR/RUB	85
USD/ILS	70
GBP/USD	63

Outstanding Foreign Exchange Hedging Transactions
As of December 31, 2019, we had long and short forwards and currency option contracts with a corresponding notional amount of approximately $2.7 billion and $1.1 billion, respectively. As of December 31, 2018, we had long and short forwards and currency option contracts with corresponding notional amounts of approximately $3.4 billion and $210 million, respectively.

The table below presents financial derivatives entered into as of December 31, 2019 in order to reduce currency exposure arising from our cash flow and balance sheet exposures. The table below presents only currency paired with hedged net notional values exceeding $50 million.

Currency (sold)	Cross Currency (bought)	Net Notional Value		Fair Value		2019 Weighted Average Cross Currency Prices or Strike Prices
		2019	2018	2019	2018
	(U.S. $ in millions)
Forward:
EUR	USD	503	147	(6)	2	1.12
EUR	GBP	445	416	12	(3)	0.88
CHF	USD	384	274	(5)	(1)	0.98
JPY	USD	302	283	2	(5)	107.71
EUR	PLN	216	115	4	1	4.33
USD	RUB	205	*	(5)	*	64.78
USD	INR	192	70	—	2	72.69
NIS	USD	131	66	(1)	—	3.48
PLN	USD	105	*	(2)	*	3.85
CAD	USD	101	*	—	*	1.31
EUR	CAD	96	140	—	(4)	1.47
RUB	EUR	92	*	(2)	—	71.51
MXN	USD	68	*	(2)	—	19.49
USD	GBP	*	60	*	—	*
CHF	EUR	*	53	*	(1)	*

Options:
EUR	USD	381	*	(2)	*	1.10
JPY	USD	139	77	—	—	109.72
EUR	GBP	131	*	—	*	0.84
CHF	USD	85	99	(1)	—	0.99
GBP	USD	63	*	(1)	*	1.26

*	Represents Net Notional Value of less than $50 million.

Foreign Subsidiaries Net Assets
Under certain market conditions, we may hedge against possible fluctuations in foreign subsidiaries’ net assets (“net investment hedge”). In these cases, we may use cross currency swaps and forward contracts. During 2017, we entered into a cross currency swap agreement, to hedge $1 billion of our subsidiaries’ euro denominated net assets. As of December 31, 2019, the fair value of this cross currency swap liability was $22 million.
Interest Rate Risk Management
We are subject to interest rate risk on our investments and on our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs.
We raise capital through various debt instruments including senior notes that bear a fixed or variable interest rate, syndicated bank loans that bear a fixed or floating interest rate, securitizations and convertible debentures that bear a fixed and floating interest rate. In some cases, as described below, we have swapped from a fixed to a floating interest rate (“fair value hedge”), from a floating to a fixed interest rate and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), reducing overall interest expenses or hedging risks associated with interest rate fluctuations.

In certain cases, we may hedge, in whole or in part, against exposure arising from a specific transaction, such as debt issuances related to an acquisition or debt refinancing, by entering into forward and interest rate swap contracts and/or by using options.
The table below presents the aggregate outstanding notional amounts of the hedged items as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(U.S. $ in millions)
Cross currency swap—cash flow hedge	$—	$588
Interest rate swap—fair value hedge	$—	$500

Currency	Total Amount	Interest Rate Ranges		2020	2021	2022	2023	2024	2025 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	16,404	1.70%	7.13%	700	2,092	856	2,995	1,250	8,512
Euro	9,368	0.38%	6.00%	1,131	587	784	1,451	1,673	3,743
CHF	723	0.50%	1.00%	—	—	361	—	—	362
USD convertible debentures*	514	0.25%	0.25%	514	—	—	—	—	—

Floating Rate:
Others	1	1.00%	2.00%	—	—	—	—		1

Total:	27,010			$2,345	$2,679	$2,001	$4,446	$2,923	$12,618

Less debt issuance costs	(103)

Total:	$26,908

*	Classified under short-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Teva Pharmaceutical Industries Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teva Pharmaceutical Industries Limited and its subsidiaries
(the “Company”) as of December 31, 2019 and 2018,
and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows, for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated
financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018
,
and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1(c) to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Teva Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill impairment assessment—International Markets and North America reporting units
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the International Markets and North America reporting units was $24,846 million, $2,532 million and $11,091 million, respectively, as of December 31, 2019. As disclosed by management, goodwill is assigned to reporting units and tested for impairment at least annually, in the fourth quarter of the fiscal year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Management determines the fair value of its reporting units using the income approach. Within the income approach, the method that was used is the discounted cash flow method. Management started with a forecast of all the expected net cash flows associated with the reporting units, which includes the application of a terminal value, and then applied a discount rate to arrive at a net present value amount. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the International Markets and North America reporting units is a critical audit matter are there was significant judgment by management when determining the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating management’s fair value estimate, which included significant assumptions related to revenue growth rates, discount rate and terminal growth rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the International Markets and North America reporting units. These procedures also included, among others, testing management’s process for determining the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy and relevance of underlying data used in the model; and evaluating the reasonableness of significant assumptions used by management, including revenue growth rates, discount rate and terminal growth rate. Evaluating management’s assumptions related to revenue growth rates and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow model, and certain significant assumptions, including the discount rate.
Sales Reserves and Allowances (“SR&A”)—Rebates, Chargebacks and Medicaid in the United States
As described in Notes 1 and 3 to the consolidated financial statements, revenues from product sales are recorded net of provisions for estimated chargebacks, rebates and other deductions which can be reasonably estimated. As of December 31, 2019, consolidated SR&A for rebates, chargebacks and Medicaid were $5,346 million. These provisions are recognized concurrently with the sales of products. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers. Provisions are calculated using historical chargeback experience, and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are recognized based on contractual obligations in place at the time of sales with consideration given to relevant factors that may affect the payment as well as historical experience for estimated market activity. Provisions for Medicaid are based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.
The principal considerations for our determination that performing procedures relating to SR&A for rebates, chargebacks and Medicaid in the United States is a critical audit matter are there was significant judgment by management to estimate the reserves due to the significant measurement uncertainty involved in developing the reserves. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions, including wholesaler inventory levels and expected chargeback levels.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to SR&A for rebates, chargebacks and Medicaid in the United States, including controls over the assumptions used by management to estimate the reserves. These procedures also included, among others, (i) developing independent estimates of the reserves using third party information, the contractual or mandated terms of the specific rebate or chargeback programs, and the historical trends of payments and comparing the independent estimates to management’s estimates; (ii) evaluating the reasonableness of significant assumptions used by management, including wholesaler inventory levels and expected chargeback levels; and (iii) testing the completeness, accuracy, and relevance of underlying data used to estimate the reserves, including testing actual claims processed by the Company.
Opioid and Price Fixing and Market Allocation Litigation in the United States
As described in Notes 1, 11 and 12 to the consolidated financial statements, management evaluates litigation contingencies and records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. Such contingencies include those related to opioid and price fixing and market allocation litigation in the United States. For the year ended December 31, 2019, management recorded an expense of $1,178 million in legal settlements and loss contingencies which was mainly related to an estimated settlement provision recorded in connection with the remaining opioid cases.
The principal considerations for our determination that performing procedures relating to opioid and price fixing and market allocation litigation in the United States is a critical audit matter are there was significant judgment by management when assessing the likelihood of a loss being incurred and management’s determination of whether a reasonable estimate of the loss or range of loss for each claim can be made. This in turn led to high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assessment of the loss contingencies associated with these legal matters. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the loss contingencies relating to opioid and price fixing and market allocation litigation in the United States, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel; discussing the status of significant known actual and potential litigation with the Company’s in-house legal counsel; evaluating the reasonableness of management’s assessment regarding whether a loss is probable and whether the amount of loss can be reasonably estimated; testing the completeness, accuracy, and relevance of underlying data used to estimate loss amounts; and evaluating the sufficiency of the Company’s litigation contingency disclosures. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the factual investigation performed by management and their advisors with respect to price fixing and market allocation allegations.

/s/ Kesselman & Kesselman
Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
February 21, 2020

We have served as the Company’s auditor since at least 1976. We have not been able to determine the specific year we began serving as the auditor of the company.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$1,975	$1,782
Accounts receivables	5,676	5,822
Inventories	4,422	4,731
Prepaid expenses	870	899
Other current assets	434	468
Assets held for sale	87	92

Total current assets	13,464	13,794
Deferred income taxes	386	368
Other non-current assets	591	731
Property, plant and equipment, net	6,436	6,868
Operating lease right-of-use assets	514	—
Identifiable intangible assets, net	11,232	14,005
Goodwill	24,846	24,917

Total assets	$57,470	$60,683

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,345	$2,216
Sales reserves and allowances	6,159	6,711
Accounts payables	1,718	1,853
Employee-related obligations	693	870
Accrued expenses	1,869	1,868
Other current liabilities	889	804

Total current liabilities	13,674	14,322
Long-term liabilities:
Deferred income taxes	1,096	2,140
Other taxes and long-term liabilities	2,640	1,727
Senior notes and loans	24,562	26,700
Operating lease liabilities	435	—

Total long-term liabilities	28,733	30,567

Commitments and contingencies , see note 12
Total liabilities	42,407	44,889

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; December 31, 201 9 and December 31, 201 8 : authorized 2,495 million shares; issued 1,198 million shares and 1,196 million shares, respectively	56	56
Additional paid-in capital	27,312	27,210
Accumulated deficit	(6,956)	(5,958)
Accumulated other comprehensive loss	(2,312)	(2,459)
Treasury shares as of December 31, 201 9 and December 31, 201 8 : 106 million ordinary shares	(4,128)	(4,142)

	13,972	14,707

Non-controlling interests	1,091	1,087

Total equity	15,063	15,794

Total liabilities and equity	$57,470	$60,683

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)

	Year ended December 31,
	2019	2018	2017
Net revenues	$16,887	$18,271	$21,853
Cost of sales	9,351	9,975	11,237

Gross profit	7,537	8,296	10,615
Research and development expenses	1,010	1,213	1,778
Selling and marketing expenses	2,614	2,916	3,395
General and administrative expenses	1,192	1,298	1,451
Intangible assets impairments	1,639	1,991	3,238
Goodwill impairment	—	3,027	17,100
Other asset impairments, restructuring and other items	423	987	1,836
Legal settlements and loss contingencies	1,178	(1,208)	500
Other income	(76)	(291)	(1,199)

Operating (loss) income	(443)	(1,637)	(17,484)
Financial expenses—net	822	959	895

Income (loss) before income taxes	(1,265)	(2,596)	(18,379)
Income taxes (benefit)	(278)	(195)	(1,933)
Share in (profits) losses of associated companies—net	13	71	3

Net income (loss)	(1,000)	(2,472)	(16,449)
Net loss attributable to non-controlling interests	(2)	(322)	(184)

Net income (loss) attributable to Teva	(999)	(2,150)	(16,265)

Accrued dividends on preferred shares	—	249	260

Net income (loss) attributable to ordinary shareholders	$(999)	$(2,399)	$(16,525)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.91)	$(2.35)	$(16.26)

Diluted	$(0.91)	$(2.35)	$(16.26)

Weighted average number of shares (in millions):
Basic	1,091	1,021	1,016

Diluted	1,091	1,021	1,016

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year ended December 31,
	2019	2018	2017
Net income (loss)	$(1,000)	$(2,472)	$(16,449)
Other comprehensive income (loss), net of tax:
Currency translation adjustment*	97	(713)	1,516
Unrealized gain (loss) on derivative financial instruments, net	84	115	(140)
Unrealized gain (loss) on available-for-sale securities, net	(1)	—	3
Unrealized gain (loss) on defined benefit plans, net	(20)	13	(10)

Total other comprehensive income (loss)	160	(585)	1,369

Total comprehensive loss	(840)	(3,057)	(15,080)
Comprehensive income (loss) attributable to non-controlling interests	12	(296)	(121)

Comprehensive loss attributable to Teva	$(852)	$(2,761)	$(14,959)

*
In 2017 includes amount that was released from accumulated other comprehensive loss as part of the deconsolidation of the Venezuelan subsidiaries and is included in Venezuela deconsolidation charge under other asset impairment, restructuring and other items.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.
10
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	MCPS**	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other compre- hensive income (loss)	Treasury shares	Total Teva share-holders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at January 1, 2017	1,123	54	3,620	23,409	13,607	(3,159)	(4,194)	33,337	1,656	34,993
Changes during 2017:
Comprehensive income (loss)					(16,265)	1,306		(14,959)	(121)	(15,080)
Exercise of options by employees and vested RSUs	1	*		(45)			45	*		*
Stock-based compensation expense				133				133		133
Dividends to ordinary shareholders					(901)			(901)		(901)
Dividends to preferred shareholders			11	(11)	(249)			(249)		(249)
Transactions with non-controlling interests								—	(111)	(111)
Other				(7)	5			(2)	(38)	(40)

Balance at December 31, 2017	1,124	54	3,631	23,479	(3,803)	(1,853)	(4,149)	17,359	1,386	18,745
Changes during 2018:
Cumulative effect of new accounting standard****					(5)	5				—
Comprehensive income (loss)					(2,150)	(611)		(2,761)	(296)	(3,057)
Issuance of Treasury Shares		*		(3)			7	4		4
Stock-based compensation expense				155				155		155
Issuance of shares***	72	2	(3,880)	3,826				(52)		(52)
Dividends to preferred shareholders			249	(249)				—		—
Transactions with non-controlling interests				2				2	(3)	(1)

Balance at December 31, 2018	1,196	56	—	27,210	(5,958)	(2,459)	(4,142)	14,707	1,087	15,794
Changes during 2019:
Comprehensive income (loss)					(999)	147		(852)	12	(840)
Issuance of Shares	2	*								*
Issuance of Treasury Shares		*		(8)			14	6		6
Stock-based compensation expense				119				119		119
Transactions with non-controlling interests									(8)	(8)
Other				(8)				(8)		(8)

Balance at December 31, 2019	1,198	$56	—	$27,312	$(6,956)	$(2,312)	$(4,128)	$13,972	$1,091	$15,063

*	Represents an amount less than 0.5 million.

**	Mandatory convertible preferred shares.

***	Mainly MCPS conversion.

****	Following the adoption of ASU 2016-01, the Company recorded a $ 5 million opening balance reclassification from accumulated other comprehensive income to retained earnings.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.
10
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(1,000)	$(2,472)	$(16,449)
Adjustments to reconcile net loss to net cash provided by operations:
Impairment of long-lived assets	1,778	5,621	20,882
Depreciation and amortization	1,722	1,842	2,112
Net change in operating assets and liabilities	(896)	(1,823)	(1,645)
Deferred income taxes—net and uncertain tax positions	(985)	(837)	(2,331)
Stock-based compensation	119	155	133
Other items	28	(135)	13
Research and development in process	—	114	175
Net loss from sale of long-lived assets and investments	(18)	(19)	(1,090)
Venezuela deconsolidation loss	—	—	383
Venezuela impairment of net monetary assets	—	—	42

Net cash provided by operating activities	748	2,446	2,225

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	1,487	1,735	1,282
Proceeds from sales of long-lived assets and investments	343	890	3,477
Purchases of property, plant and equipment	(525)	(651)	(874)
Purchases of investments and other assets	(8)	(119)	(200)
Other investing activities	58	11	(282)
Acquisitions of subsidiaries, net of cash acquired	—	—	43

Net cash provided by investing activities	1,355	1,866	3,446

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(3,944)	(7,446)	(3,300)
Proceeds from senior notes and loans, net of issuance costs	2,083	4,434	506
Net change in short-term debt	(2)	(260)	(1,683)
Other financing activities	(11)	(57)	(74)
Dividends paid on ordinary shares*	—	(12)	(901)
Dividends paid on preferred shares*	(52)	(10)	(260)
Dividends paid to non-controlling interests	—	—	(38)

Net cash used in financing activities	(1,926)	(3,351)	(5,750)

Translation adjustment on cash and cash equivalents	16	(142)	54

Net change in cash and cash equivalents	193	819	(25)
Balance of cash and cash equivalents at beginning of year	1,782	963	988

Balance of cash and cash equivalents at end of year	$1,975	$1,782	$963

*	In 2019 and 2018, the amounts consist of tax withholding payments made on shares and dividends.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.
10
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(U.S. dollars in millions)

	Year ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,511	$1,716	$1,295
Conversion of mandatory convertible preferred shares into ordinary shares	—	$3,880	—
Cash paid during the year for:
Interest	$840	$815	$795
Income taxes, net of refunds	$552	$420	$106

Net change in operating assets and liabilities:

	Year ended December 31,
	2019	2018	2017
Other current assets	$(1,416)	$(1,437)	$658
Trade payables, accrued expenses, employee-related obligations and other current liabilities	643	(500)	(3,083)
Trade receivables net of sales reserves and allowances	(394)	88	514
Inventories	271	26	199
Inventory step-up	—	—	67

	$(896)	$(1,823)	$(1,645)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.
10
6

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
Upon assessing the facts as of December 31, 2019, Teva continues to believe its previous conclusion regarding its lack of control or significant influence over its Venezuelan operations is appropriate. Teva will continue to monitor the conditions in Venezuela and their impact on its prospective accounting treatment and related disclosures.
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
b.	Revision of Previously Reported Consolidated Financial Statements
In connection with the preparation of Teva’s consolidated financial statements for the fiscal year ended December 31, 2019, Teva determined that in the full years and interim periods of fiscal years 2017 and 2018, and the first three quarters of fiscal year 2019, it had an immaterial error in the presentation of distribution revenues from its Israeli distribution business. This business is part of the International Markets reporting segment and facilitates distribution of Teva and third party products to pharmacies, hospitals and other organizations in Israel.
Specifically, the Company concluded that it presented revenue from its Israeli distribution business on a gross basis, although it should have reported such revenue on a net basis. Because Teva has no discretion in establishing prices for any specifies goods or services, limited inventory risk and is not primarily responsible for contract fulfillment, Teva does not meet the criteria for reporting revenues from such business as a principal (on a gross basis), as opposed to as an agent (on a net basis).
The Company evaluated the cumulative impact of this item on its previously issued annual financial statements for 2017 and 2018, and the interim financial statements for 2017, 2018 and the first three quarters of 2019, and concluded that, for the reasons mentioned below, the revisions were not material, individually or in the aggregate, to any of its previously-issued interim or annual financial statements. Teva has revised its presentation of net revenue and cost of sales in the historical consolidated financial statements to reflect the change in this item, as described in more detail below.
The impact of this revision is a decrease in net revenues with an offsetting decrease in cost of sales. There is no impact on gross profit, operating income or earnings per share. In addition, there is no impact on Teva’s balance sheet or statement of cash flows for the related periods.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
The following table summarizes the impact of the revision on net revenues and cost of sales in the consolidated statements of income in the relevant periods:

	Net revenues			Cost of sales
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	(U.S. $ in millions)
2017	22,385	(533)	21,853	11,770	(533)	11,237
2018	18,854	(583)	18,271	10,558	(583)	9,975
c.	New accounting pronouncements
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

In February 2016, the FASB issued ASU
2016-02
“Leases” (the “new lease standard”). The guidance establishes a right-of-use
model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The guidance became effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.
Teva adopted the new lease standard and all the related amendments on January 1, 2019 and used the effective date as Teva’s date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019.
The new lease standard provides a number of optional practical expedients in transition. Teva did not elect the ‘package of practical expedients,’ which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs under the new standard. However, the Company did elect the practical expedient pertaining to the use of hindsight.
The new lease standard also provides practical expedients for an entity’s ongoing accounting. Teva elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means, for those leases, Teva does not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Teva also elected the practical expedient to not separate lease and non-lease
components for all of Teva’s leases, other than leases of real estate.
Additionally, following the adoption of the new lease standard and in subsequent measurements, Teva applies the portfolio approach to account for the operating lease ROU assets and liabilities for certain car leases and incremental borrowing rates.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
The adoption of this standard has a material effect on Teva’s financial statements. The most significant impact is reflected in: (i) effective as of January 1, 2019, the recognition of approximately $553 million ROU assets and $561 million lease liabilities on Teva’s balance sheet for its operating leases of real estate, vehicles and equipment (the difference between the additional lease assets and lease liabilities did not have material impact on the retained earnings), and (ii) the requirement to provide significant new disclosures regarding Teva’s leasing activities and to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. However, the adoption of this standard does not have a significant impact on Teva’s consolidated statements of income and consolidated statements of cash flows. Also, the Company’s accounting for finance leases remained substantially unchanged. See note 8 and note 1 dd
for further discussion.
Recently issued accounting pronouncements, not yet adopted
In December 2019, the FASB issued ASU
2019-12
“Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes” (“the Update”). The amendments in this Update simplify the accounting for income taxes by removing the following exceptions in ASC 740: (1) exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year.

In addition, this Update also simplifies the accounting for income taxes in certain topics as follows: (1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based
tax; (2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifying that an entity can elect (rather than be required to) allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In April 2019, the FASB issued ASU
2019-04
“Codification Improvements to Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825).” This ASU provides clarifications of three topics related to financial instruments accounting. The guidance will be effective for fiscal years beginning after December 15, 2019. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.
In November 2018, the FASB issued ASU
2018-18
“Collaborative Arrangements (Topic 808)—Clarifying the interaction between Topic 808 and Topic 606.” The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account
guidance in ASC 808 to align with guidance in ASC 606 and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The guidance will be effective for fiscal years beginning

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
after December 15, 2019. Early adoption is permitted and should be applied retrospectively. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU
2018-15
“Intangibles—Goodwill and
other—Internal-use
software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. The guidance will be effective for fiscal years beginning after December 15, 2019. Teva will apply the guidance prospectively to all implementation costs incurred after the date of adoption. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU
2018-13
“Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance must be applied on a retrospective basis and others on a prospective basis. The guidance will be effective for fiscal years beginning after December 15, 2019. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU
2016-13
“Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.
d .	Acquisitions:
Teva’s consolidated financial statements include the operations of acquired business es
from the date of the acquisition’s consummation. Acquired businesses are accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When Teva acquires net assets that do not constitute a business, as defined under U.S. GAAP, no goodwill is recognized and acquired IPR&D is expensed.
Contingent consideration incurred in a business combination is included as part of the acquisition price and recorded at a probability weighted assessment of its fair value as of the acquisition date. The fair value of the contingent consideration is re-measured
at each reporting period, with any adjustments in fair value recognized in earnings under other assets impairments, restructuring and other items.
e.	Collaborative arrangements:
Collaborative agreements are contractual arrangements in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
The Company recognizes revenue generated and costs incurred on sales to third parties as it relates to collaborative agreements as gross or net. If the Company is the principal participant in a transaction, revenues and costs are recorded on a gross basis; otherwise, revenues are recorded on a net basis.
f.	Equity investments:
The Company measures equity investments at fair value with changes in fair value recognized in net income. The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within ASU
2016-01
“Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities” to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.
g.	Fair value measurement:
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
h.	Investment in debt securities:
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
Unrealized gains of available for sale debt securities, net of taxes, are reflected in other comprehensive income. Unrealized losses considered to be temporary are reflected in other comprehensive income; unrealized losses that are considered to be other-than-temporary are charged to income as an impairment charge. Realized gains and losses for debt securities are included in financial expense, net.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
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
i.	Cash and cash equivalents:
All highly liquid investments, which include short-term bank deposits and money market instruments, that are not restricted as to withdrawal or use, and investment in short-term debentures, the period to maturity of which did not exceed three months at the time of investment, are considered to be cash equivalents.
j.	Accounts receivables:
Accounts receivables are stated at their net realizable value. The allowance against gross accounts receivables reflects the best estimate of losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. An allowance for doubtful debts is reflected in net accounts receivables. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted.
k .	Concentration of credit risks:
Most of Teva’s cash and cash equivalents (which, along with investment in securities, totaled $2,030 million at December 31, 201
9
) were deposited with European, U.S. and Israeli banks and financial institutions and were comprised mainly of cash deposits.
The pharmaceutical industry, particularly in the United States, has been significantly affected by consolidation among managed care providers, large pharmacy chains, wholesaling organizations and other buyer groups. The U.S. market constituted approximately 47% of Teva’s consolidated revenues in 201
9
. The exposure of credit risks relating to other trade receivables outside the U.S.
is limited, due to the relatively large number of group customers and their wide geographic distribution. Teva performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral.
l .	Inventories:
Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials, purchased products, manufactured finished products, products in process and capitalized production costs are determined predominantly on a standard cost basis, approximating actual costs. Other methods which are utilized for determining the value of inventories are moving average, cost basis and the first in first out method. Teva regularly reviews its inventories for obsolescence and other impairment risks and reserves are established when necessary.
Inventories acquired in a business combination are
stepped-up
to their estimated fair value and amortized to cost of sales as that inventory is sold.
m.	Long-lived assets:
Teva’s long-lived,
non-current
assets are comprised mainly of goodwill, identifiable intangible assets, property, plant and equipment, and operating lease ROU assets. All long-lived assets are monitored for
11
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
impairment indicators throughout the year. Impairment testing for goodwill and all indefinite
-
li
ved
intangible assets is performed at least annually. When necessary, charges for impairments of long-lived assets are recorded for the amount by which the fair value is less than the carrying value of these assets.
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

An interim goodwill impairment test may be required in advance of the annual impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For example, a substantial decline in the Company’s market capitalization, unexpected adverse business conditions, economic factors and unanticipated competitive activities may indicate that an interim impairment test is required. In the event that the Company’s market capitalization declines below its book value, the Company considers the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists.
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
Indefinite life intangible assets are mainly comprised of IPR&D assets. Teva monitors these assets for items such as research and development milestones and progress to identify any triggering events. Teva determines the fair value of the asset annually or when triggering events are present, based on discounted cash flows and records an impairment loss if book value exceeds fair value.
IPR&D acquired in a business combination is capitalized as an indefinite life intangible asset until the related research and development efforts are either completed or abandoned. In the reporting periods where they are treated as indefinite life intangible assets, they are not amortized but rather are monitored triggering events and tested for impairment. Upon completion of the related research and development efforts, management determines the useful life of the intangible assets and amortizes them accordingly. In case of abandonment or a reduction in the expected realizable value of the asset, the related research and development assets are impaired.
11
4

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
For property, plant and equipment and
l
ease
right-of-use
assets, whenever impairment indicators are identified, Teva reconsiders the asset’s estimated life, calculates the undiscounted value of the asset’s cash flows and compares such value against the asset’s carrying amount. If the carrying amount is greater, Teva records an impairment loss for the excess of book value over fair value.
Lease
right-of-use
(ROU) assets
See notes 1c, 1dd and 8 for further discussion.
n.	Contingencies:
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
The Company recognizes gain contingencies when they are realized or when all related contingencies have been resolved.
o.	Treasury shares:
Treasury shares are presented as a reduction of Teva shareholders’ equity and carried at their cost to Teva, under treasury shares.
11
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
p .	Stock-based compensation:
Teva recognizes stock based compensation for the estimated fair value of share-based awards, restricted share units (“RSUs”) and performance share units (“PSUs”). The compensation expense for PSUs is recognized only if it is probable that the performance condition will be achieved.
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
q.	Deferred income taxes:
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

2.	Amounts of tax-exempt income generated from the Company’s current Approved Enterprises and unremitted earnings from foreign subsidiaries retained for reinvestment in the Group. See note 13f.
r .	Uncertain tax positions:
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

11
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
s.	Derivatives and hedging:
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
For derivative instruments that are designated and qualify as a cash-flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the anticipated transaction in the same period or periods during which the hedged transaction affects earnings.
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
t .	Revenue recognition:
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
11
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
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
The amount of consideration to which Teva expects to be entitled varies as a result of rebates, chargebacks, returns and other sales reserves and allowances (“SR&A”) that the Company offers to its customers and their customers, as well as the occurrence or nonoccurrence of future events, including milestone events. A minimum amount of variable consideration is recorded by the Company concurrently with the satisfaction of performance obligations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently
11
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
resolved. Estimates of variable consideration are based on historical experience and the specific terms in the individual agreements (which the Company believes approximates expected value). Rebates and chargebacks are the largest components of SR&A. If a minimum cannot be reasonably estimated, such revenue may be deferred to a future period when better information is available. For further description of SR&A components and how they are estimated, see “Variable Consideration” below.
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
—
i.e. if they are separately identifiable from other items in the arrangement and if the customer can benefit from them on their own or with other resources that are readily available to the customer. The consideration is allocated between IP rights and services based on their relative stand-alone selling prices.
Revenue for distinct IP rights is accounted for based on the nature of the promise to grant the license. In determining whether the Company’s promise is to provide a right to access its IP or a right to use its IP, the Company considers the nature of the IP to which the customer will have rights. IP is either functional IP which has significant standalone functionality or symbolic IP which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to the Company’s IP.
Revenue from sales based milestones and royalties promised in exchange for a license of IP is recognized only when, or as, the later of subsequent sale or the performance obligation to which some or all of the sales-based royalty has been allocated, is satisfied. Revenues from licensing arrangements included royalty income of $147 million, $165 million and $327 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amounts recognized in 2017 include royalty income resulting from the Ninlaro
®
transaction.
Distribution revenues are derived from sales of third-party products for which the Company acts as distributor, mostly in the United States via Anda and in Israel via Salomon Levin and Elstein Ltd. (SLE). In the United States, the Company is the principal in these arrangements and therefore records revenue on a gross basis as it controls the promised goods before transferring these goods to the customer. In Israel, the Company is the
11
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

agent in these arrangements and therefore records revenue on a net basis as it has no discretion in establishing prices for any specifies goods or services, limited inventory risk and is not primarily responsible for contract fulfillment. See also section b above. Revenue is recognized when the customer obtains control of the products. This generally occurs when products are shipped once the Company has a present right to payment and legal title and risk and rewards of ownership are obtained by the customer.
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
Contract liabilities are mainly comprised of deferred revenues which were immaterial as of December 31, 2019 and 2018.
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
Chargebacks
The Company has arrangements with various third parties, such as managed care organizations and drug store chains, establishing prices for certain of Teva’s products. While these arrangements are made between the
1
20

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Company and the customers, the customers independently select a wholesaler from which they purchase the products. Alternatively, certain wholesalers may enter into agreements with the customers, with Teva’s concurrence, which establish the pricing for certain products which the wholesalers provide. Under either arrangement, Teva will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract price
s
. Provisions for chargebacks involve estimates of contract prices of over 2,000 products and multiple contracts with multiple wholesalers. Provision
s
for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract price
s
for multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers and, therefore, will not necessarily fluctuate in proportion to an increase or decrease in sales. Provisions for estimating chargebacks are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Teva considers current and expected price competition when evaluating the provision for chargebacks. Chargeback provisions are compared to externally obtained distribution channel reports for reasonableness. The Company regularly monitors the provision for chargebacks and makes adjustments when the Company believes that actual chargebacks may differ from estimated provisions.
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
Returns
Returns primarily relate to customer returns of expired products which, the customer has the right to return up to one year following the expiration date. Such returned products are destroyed and credits and/or refunds are issued to the customer for the value of the returns. Accordingly, no returned assets are recoded in connection with those products. The returns provision is estimated by applying a historical return rate to the amounts of revenue estimated to be subject to returns. Revenue subject to returns is estimated based on the lag time from time of sale to date of return. The estimated lag time is developed by analyzing historical experience. Additionally, The Company considers specific factors, such as estimated levels of inventory in the distribution channel, product dating and expiration, size and maturity of launch, entrance of new competitors, changes in formularies or packaging and any changes to customer terms, for determining the overall expected levels of returns.
Prompt Pay Discounts
Prompt pay discounts are offered to most customers to encourage timely payment. Discounts are estimated at the time of invoice based on historical discounts in relation to sales. Prompt pay discounts are almost always utilized by customers. As a result, the actual discounts do not vary significantly from the estimated amount.
1
2
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
u .	Research and development:

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
Research and development
in-process
acquired as part of an asset purchase, which has not reached technological feasibility and has no alternative future use, is expensed as incurred.
v .	Shipping and handling costs:

Shipping and handling costs, which are included in S&M expenses, were $138 million, $159 million and $164 million for the years ended December 31, 2019, 2018 and 2017, respectively.
w .	Advertising costs:

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2019, 2018 and 2017 were $213 million, $256 million and $318 million, respectively.
x .	Restructuring:

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

y.	Segment reporting:

The Company’s business includes three reporting segments based on three geographical areas:
(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union and certain other European countries.

(c)	International Markets segment, which includes all countries in which Teva operates other than those in the North America and Europe segments.

1
22

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
z .	Earnings per share:

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
aa .	Securitization

Teva accounts for transfers of certain of its trade receivable as sales when it has surrendered control over the related assets in accordance with ASC Topic 860 “Transfer and Servicing” of Financial Assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheet at fair value. Refer to note 10f.
bb .	Divestitures:

The Company nets the proceeds on the divestitures of products with the carrying amount of the related assets and records gain or loss on sale within other income. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when it is probable that a significant reversal of income will not occur, or in the case of a business, when such payments are realizable. For divestures of businesses, including divestitures of products that qualify as a business, the Company reflects the relative fair value of goodwill associated with the businesses in the determination of gain or loss on sale.
cc.	Debt instruments

Debt instruments are initially recognized at the fair value of the consideration received. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liability. They are subsequently recognized at
12
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
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
470-50
“Debt”.

dd.	Leases

The Company’s lease accounting policy until December 31, 2018, prior to the adoption of the new lease standard
Teva leases real estate, cars and equipment for use in its operations, which are classified as operating leases. In addition to rent, the leases may require Teva to pay directly for fees, insurance, maintenance and other operating expenses. Rental expense for the year ended December 31, 2018 and the year
ended December 31, 2017,
were
$175 million
 and $200 million
, respectively. The Company also has capital leases for properties.
The Company’s lease accounting policy from January 1, 2019, following the adoption of the new lease standard
Teva adopted the new accounting standard ASC 842 “Leases” and all the related amendments on January 1, 2019 and used the effective date as Teva’s date of initial application.
Teva determines if an arrangement is a lease at inception. Lease classification is governed by five criteria in ASC 842-10-25-2. If any of these five criteria is met, Teva classifies the lease as a finance lease. Otherwise, Teva classifies the lease as an operating lease. When determining lease classification, Teva’s approach in assessing two of the mentioned criteria is: (i) generally, 75% or more of the remaining economic life of the underlying asset is a major part of the remaining economic life of that underlying asset; and (ii) generally, 90% or more of the fair value of the underlying asset comprises substantially all of the fair value of the underlying asset.
Operating leases are included in operating lease
right-of-use
(“ROU”) assets, other current liabilities and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.
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
The new standard also provides practical expedients for an entity’s ongoing accounting. Teva elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means that for those leases, Teva does not recognize ROU assets or lease liabilities, including ROU assets or lease liabilities for existing short-term leases of assets in transition, but recognizes lease expenses over the lease term on a straight line basis. Teva also elected the practical expedient to not separate lease and non-lease
components for all of Teva’s leases, other than leases of real estate.
12
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Lease terms will include options to extend or terminate the lease when it is reasonably certain that Teva will either exercise or not exercise the option to renew or terminate the lease.
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
Teva rents out or subleases certain assets to third parties, which has an immaterial impact on Teva’s consolidated financial statements.
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
12
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
On February 15, 2018, Teva and the Rimsa sellers entered into a settlement agreement and mutual releases with respect to Teva’s breach of contract claim, pursuant to which the Rimsa sellers made a one-time
payment to Teva. Teva’s breach of contract claim was subsequently dismissed by the court. As the measurement period has ended, this payment was recorded as a gain under legal settlements and loss contingencies in the first quarter of 2018
.
b.	Assets and Liabilities Held For Sale:
The table below summarizes the major classes of assets included as held for sale as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(U.S. $ in millions)
Property, plant and equipment, net	98	92
Goodwill	—	51
Adjustments of assets held for sale to fair value	(11)	(51)
Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$87	$92

c.	Other significant agreements:
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

12
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
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
AUSTEDO
®
On September, 19, 2017, Teva entered into a partnership agreement with Nuvelution Pharma, Inc. (“Nuvelution”) for development of
AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. Nuvelution is funding and managing clinical development, driving all operational aspects of the phase 3 program, and Teva is leading the regulatory process and is responsible for commercialization. If FDA approval is obtained for AUSTEDO for the treatment of Tourette syndrome, Teva will pay Nuvelution a pre-agreed
amount as compensation for their contribution to the partnership. In February 2020, Teva received results for these clinical trials, which found that the clinical trials failed to meet their primary endpoints. No new safety signals were identified in these studies. See note 23.
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
A milestone
payment of $20 million was received in 2017. The agreement
stipulates additional milestone payments to Teva of up to $260 million, as well as future royalties.
Ninlaro
®
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
®
and HERZUMA
®
, two biosimilar products for the U.S. and Canadian markets. Teva paid Celltrion $160 million, of which up to $60 million is refundable or creditable under certain circumstances.
12
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Teva and Celltrion will share the profit from the commercialization of these products. Teva launched TRUXIMA in the United States in November 2019. HERZUMA is expected to be available in the United States in the first quarter of 2020.
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
NOTE 3—Revenue from contracts with customers:
On January 1, 2018, Teva adopted the new revenue standard to all contracts using the modified retrospective method. The cumulative initial effect of applying the new revenue standard was immaterial.
Revenue recognition prior to and following the adoption of the new revenue standard
See note 1 for a summary of the significant accounting policies.
12
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 19.

	Year ended December 31, 201 9
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	6,941	4,770	2,045	754	14,510
Licensing arrangements	109	29	4	5	147
Distribution	1,492	2	20	—	1,514
Other	§	(6)	177	545	716

	$8,542	$4,795	$2,246	$1,304	$16,887

	Year ended December 31, 201 8
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	7,838	5,153	2,151	739	15,881
Licensing arrangements	111	23	22	9	165
Distribution	1,347	7	19	—	1,373
Other	1	3	230	618	852
	$9,297	$5,186	$2,422	$1,366	$18,271

	Year ended December 31, 201 7
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	10,706	5,244	2,558	748	19,256
Licensing arrangements	281	3	38	5	327
Distribution	1,153	214	17	—	1,384
Other	1	5	250	630	886
	$12,141	$5,466	$2,863	$1,383	$21,853

§	Represents an amount less than $1 million .
The financial data presented in the tables above with respect to prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b.
Variable consideration
Variable consideration mainly includes SR&A, comprised of rebates (including Medicaid and other governmental program discounts), chargebacks, returns and other promotional (including shelf stock adjustments) items. Provisions for prompt payment discounts are netted against trade receivables.
The Company recognizes these provisions at the time of sale and adjusts them if the actual amounts differ from the estimated provisions. For description of the nature of each deduction and how provisions are estimated see
 n
ote
 1.
12
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
SR&A to U.S. customers comprised approximately 83% of the Company’s total SR&A as of December 31, 2019, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the period ended December 31, 2018 and 2019 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S. $ in millions)
Balance at January 1, 2018	$196	$3,077	$1,908	$1,849	$780	$267	$7,881	$8,077
Provisions related to sales made in current year period	514	6,572	1,284	10,206	442	417	18,899	$19,413
Provisions related to sales made in prior periods	3	(14)	24	—	28	(30)	(62)	$(59)
Credits and payments	(538)	(6,596)	(1,850)	(10,519)	(606)	(463)	(19,942)	$(20,480)
Translation differences	—	(33)	(5)	(6)	(6)	(15)	(65)	$(65)

Balance at December 31, 2018	$175	$3,006	$1,361	$1,530	$638	$176	$6,711	$6,886

Provisions related to sales made in current year period	383	5,552	976	9,565	281	394	16,767	$17,150
Provisions related to sales made in prior periods	—	(92)	(151)	(17)	77	(6)	(189)	$(189)
Credits and payments	(471)	(5,570)	(1,076)	(9,736)	(360)	(392)	(17,134)	$(17,605)
Translation differences	—	(1)	(1)	1	1	4	4	$4

Balance at December 31, 201 9	$87	$2,895	$1,109	$1,342	$637	$176	$6,159	$6,246

NOTE
4
—Inventories:
Inventories, net of reserves, consisted of the following:

	December 31,
	2019	2018
	(U.S. $ in millions)
Finished products	$2,504	$2,665
Raw and packaging materials	1,183	1,328
Products in process	583	590
Materials in transit and payments on account	151	148

	$4,422	$4,731

1
30

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
NOTE 5—Property, plant and equipment:
Property, plant and equipment, net, consisted of the following:

	December 31,
	2019	2018
	(U.S. $ in millions)
Machinery and equipment	$5,385	$5,658
Buildings	2,839	3,133
Computer equipment and other assets	2,131	2,089
Assets under construction and payments on account	672	565
Land	323	351

	11,350	11,796
Less—accumulated depreciation	(4,914)	(4,928)

	$6,436	$6,868

Depreciation expenses were
$609
million,
$676
million and
$632
million in the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018 and 2017
,
 Teva had impairments of property, plant and equipment in the amount of

$139 million, $500 million and $544 million, respectively. See note 15.

NOTE 6—Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	December 31,
	2019	2018	2019	2018	2019	2018
	(U.S. $ in millions)
Product rights	$19,663	$20,361	$10,640	$9,565	$9,023	$10,796
Trade names	600	606	126	91	474	515
In-process research and development (IPR&D)	1,735	2,694	—	—	1,735	2,694

Total	$21,998	$23,661	$10,766	$9,656	$11,232	$14,005

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various categories with a weighted average life of approximately 12 years. Amortization of intangible assets amounted to $1,113 million, $1,166 million and $1,444 million in the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, the estimated aggregate amortization of intangible assets for the years 2020 to 2024 is as follows: 2020—$1,019 million; 2021—$856 million; 2022—$794 million; 2023—$790 million and 2024—$773 million. These estimates do not include the impact of IPR&D that is expected to be successfully completed and reclassified to product rights.

1
31

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of the following acquisitions and related assets: various generic products (Actavis Generics)—$1,453 million; various generic products (Rimsa)—$48 million and
A
USTEDO
—$211 million. IPR&D carry intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
In 2019, Teva reclassified
$291
million of products from IPR&D to product rights following regulatory approval, of which
$174
million
 were reclassified
in connection with methylphenidate ER.
Intangible assets impairment
Impairment of identifiable intangible assets amounted to $1,639 million, $1,991 million and $3,238 million in the years ended December 31, 2019, 2018 and 2017, respectively
. These amounts
are recorded in earnings under intangible assets impairment.
Impairments in 2019 mainly consisted of:
1.
Identifiable product rights of $
958
 million,
mainly
related to: (i)
$
647

million due to updated market assumptions regarding price and volume of certain
products acquired from Actavis Generics and primarily marketed in the United States
,
(ii)
$
128

million related to
a
decrease in future expected sales
in Japan as a result of
generic competition
,
 and
 (iii) $123 million related to
the
discontinuation of
certain
products from Actavis
 Generics
’ portfolio in several international markets
.

2.
IPR&D assets of $681 million, related to: (i) $497
million related to various generic pipeline products acquired from Actavis Generics
,
due to development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date or discount rate) in the United States
,
(ii) $125
million related to lenalidomide (generic equivalent of REVLIMID
®
)
,
due to modified competition assumptions as a result of settlements between the innovator and other generic filers
,
and

(iii) $59 million
related to a change in assumptions concerning the future European market share of a number of pipeline products acquired from Actavis Generics.

1
32

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
NOTE 7—Goodwill:

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows
:

	North America	Europe	International Market	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 201 8 (1)	11,144	9,001	5,404	2,865	28,414
Changes during the year:
Goodwill impairment (2)	—	—	(2,834)	(193)	(3,027)
Goodwill disposal (3)	—	(65)	(14)	—	(79)
Goodwill reclassified as assets to held for sale	—	(3)	—	(17)	(20)
Translation differences and Other	(46)	(280)	(77)	32	(371)
Balance as of December 31, 201 8 (1)	$11,098	$8,653	$2,479	$2,687	$24,917
Changes during the year:
Goodwill disposal	(23)	(5)	—	—	(28)
Translation differences and Other	16	(112)	53	—	(43)
Balance as of December 31, 201 9 (1)	$11,091	$8,536	$2,532	$2,687	$24,846

(1)	Accumulated goodwill impairment as of December 31, 2019, December 31, 2018 and January 1, 2018 was approximately $21.0 billion, $21.0 billion and $18.0 b illion, respectively.

(2)	Goodwill impairment mainly attributable to the International Markets segment , Mexico and Medis.

(3)	Mainly due to the divestment of the women’s health business, the sale of Actavis Brazil and other activities.

Teva operates its business through three segments: North America, Europe and International Markets. Teva began reporting its financial results under this structure in the first quarter of 2018. Each of these business segments is a reporting unit. Additional reporting units include the Teva’s production and sale of APIs to third parties (“Teva API”) and an out-licensing

platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. The Teva API and Medis reporting units are included in Other above. See note
1
9
.
Teva determines the fair value of its reporting units using the income approach. The income approach is a forward-looking approach for estimating fair value. Within the income approach, the method used is the discounted cash flow method. Teva starts with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital (“WACC”), adjusted for the relevant risk associated with country-specific and business-specific characteristics. If any of these expectations were to vary materially from Teva’s assumptions, Teva may record an impairment of goodwill allocated to these reporting units in the future.
During the first quarter of 2019, management assessed developments that occurred in
the quarter and concluded that it was not more likely than not that the fair value of any of its reporting units was below their carrying amount as of March 31, 2019 and, therefore, no quantitative assessments were performed.

In the second quarter of 2019, Teva completed its long-range planning (“LRP”) process, which is part of Teva’s internal financial planning and budgeting process, and includes discussion and review by Teva’s management and board of directors. Certain events and changes in circumstances reflected in the LRP indicated
13
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
that it was more likely than not that the carrying amount of the North America and International Markets reporting units may exceed their fair value. Consequently, management conducted a quantitative analysis for these reporting units, which resulted in no impairment charge. Teva determined that it was not more likely than not that the fair value of its remaining reporting units was less than their carrying amount. In connection with its goodwill impairment test during the second quarter of 2019
, management noted that the Company’s market capitalization, including a reasonable control premium, was significantly below management’s assessment of the aggregate fair value of its reporting units. Management analyzed the difference and the underlying factors, mainly in connection with sales projections of AJOVY in the Europe and International Markets reporting units, sales projections of AUSTEDO in the North America reporting unit and market concerns regarding the volatility and uncertainty of certain litigation risks, namely from the opioid and price fixing litigations, and concern surrounding the Company’s cash flow and overall liquidity. After considering these factors management concluded that the fair value of Teva’s reporting units exceeded their carrying amount and therefore did not record an impairment charge in the second quarter of 2019 related thereto.
During the third quarter of 2019, management assessed developments that occurred in the quarter and concluded that it was not more likely than not that the fair value of any of its reporting units was below their carrying amount as of September 30, 2019 and, therefore, no quantitative assessments were performed.
Pursuant to Company policy, Teva conducted the annual goodwill impairment test for all reporting units during the fourth quarter of 2019. Management considered all information available, including information gathered from the 2020 Annual Operating Plan (“AOP”), and how it would affect the LRP prepared in the second quarter of 2019. Teva conducted its annual impairment test with the assistance of an independent valuation expert.
No goodwill impairment charge was recorded during the fourth quarter of 2019.
North America
During 2019, management noted a decrease in the fair value of the North America reporting unit, mainly due to lower projections for sales of
AJOVY
and due to changes to certain discount rate parameters and the selected Terminal Growth Rate (“TGR”), partially offset by net increase of projections of other products.
The estimated fair value exceeds its carrying amount for the North America reporting unit by 26%.
The Company used a terminal growth rate of 1.61% and a discount rate of 10.22%. If Teva holds all other assumptions constant, a reduction in the terminal growth rate of
 0.50%
to 1.11%
,
or an increase in discount rate of 0.50%
to 10.72%
,
would result in
a reduction of the excess of fair value over carrying amount with respect to Teva’s
North America reporting unit
 to 21% and 18%, respectively
.
Europe
During 2019, management noted a decrease in the fair value of the Europe reporting unit, mainly due to projected currency translation effect.
The estimated fair value exceeds the estimated carrying amount for the Europe reporting unit by 12%.
The Company used a terminal growth rate of 1.36% and a discount rate of 9.52%. If Teva holds all other assumptions constant, a reduction in the terminal growth rate of 0.50%

to 0.86%
or an increase in discount rate of 0.50%
to 10.02%
,
would result in
a reduction of the excess of fair value over carrying amount with respect to Teva’s
Europe reporting unit
 to 8% and 6%, respectively
.

13
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
International Markets
During 2019, management noted an increase in the fair value of the International Markets reporting unit mainly due to higher projections of certain products and changes to certain discount rate parameters and the selected TGR, partially offset by decrease in the profitability projections in the Japanese market related to new price regulation and further generic competition.
The estimated fair value exceeds the estimated carrying amount for the International Markets reporting unit by 16%.
The Company used a terminal growth rate of 2.03% and a discount rate of 9.80%. If Teva holds all other assumptions constant, a reduction in the terminal growth rate of 0.50%
 to 1.53%
or an increase in discount rate of 0.50%
 to 10.3%
,
would result in
a reduction of the excess of fair value over carrying amount with respect to Teva’s
International Markets reporting unit
 to 11% and 9%, respectively
.
Remaining reporting units
The percentage difference between estimated fair value and estimated carrying amount for the Medis and Teva API reporting units is 72% and 23%, respectively.
Market Capitalization
Teva analyzed the aggregate fair value of its reporting units compared to its market capitalization as part of its annual goodwill impairment test, in order to assess the reasonableness of the results of its cash flow projections used for its goodwill impairment analysis.
Teva noted its market capitalization was below management’s assessment of the aggregate fair value of the Company’s reporting units. However, as of December 31, 2019, the Company’s market capitalization plus a reasonable control premium exceeded its book value.
In further consideration of the market capitalization analysis at year end, management analyzed the differences and the underlying factors addressed during the Company’s second quarter market reconciliation analysis and noted the following changes:
•
In the second quarter of 2019, management noted a difference with regard to sales projections of AJOVY and AUSTEDO in the International Markets reporting unit. Management continues to believe that the majority of analysts do not focus on this market in preparing their financial models and, as a result, have not attributed value to the launch potential in this reporting unit. Accordingly, management’s projections exceed those it believes are being used by analysts, particularly in International Markets. However, if management were to conform to analyst expectations, the International Markets reporting unit’s fair value would approximate its book value. Future impairment charges, if any, reflecting conditions at that time may be materially different.

•
In the second quarter of 2019, management also noted a difference with regard to sales projections of AUSTEDO in the North America reporting unit, resulting in higher fair value as analyzed by management compared to Teva’s market capitalization. Management continues to believe that it has more accurate information based on its knowledge of the market and its growth and therefore no adjustment was incorporated to the fair value.

13
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
However, even if management was to reduce its AUSTEDO projections to those it believes are being used by analysts, the estimated fair value of the North America reporting unit would still exceed its carrying amount.
•
Management continues to believe market concerns regarding the volatility and uncertainty of certain litigation risks, namely from the opioid and price fixing litigations, are impacting its market capitalization. Management believes that these concerns led to an acute reaction, which resulted in a decline in Teva’s share price in the second quarter of 2019, and will continue to impact the Company’s stock price into 2020. However, developments in these cases are expected to clarify the outlook with regards to the opioid litigation, assuming the proposed settlement framework is finalized in 2020. Based upon Teva’s current estimates of fair value, even if management was to adjust the fair value of the North America reporting unit for this uncertainty, the estimated fair value would still exceed its carrying amount.

If management were to conform to the market’s expectations in the North America reporting unit in connection with both AUSTEDO projections and the volatility and uncertainty of certain litigation risks, the Company would record a goodwill impairment charge of $1,230 million. Future impairment charges, if any, reflecting conditions at that time may be materially different.
Management will continue to monitor business conditions and potential events or circumstances that could have a negative effect on the estimated fair value of the Company.
NOTE 8—Leases:
Teva adopted the new accounting standard ASC 842 “Leases” and all related amendments on January 1, 2019 and used the effective date as Teva’s date of initial application.
The components of operating lease cost for the year ended December 31, 2019 were as follows:

Year ended December 31, 2019
(U.S. $ in millions)
Operating lease cost:
Fixed payments and variable payments that depend on an index or rate	$166
Variable lease payments not included in the lease liability	6
Short-term lease cost	6

Total operating lease cost	$178

Supplemental cash flow information related to operating leases was as follows:

Year ended December 31, 2019
(U.S. $ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$169

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$142

13
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Supplemental balance sheet information related to operating leases was as follows:

December 31, 2019
(U.S. $ in millions)
Operating leases:
Operating lease ROU assets	$514
Other current liabilities	118
Operating lease liabilities	435

Total operating lease liabilities	$553

December 31,
2019
Weighted average remaining lease term
Operating leases	7.5 years
Weighted average discount rate
Operating leases	6.0%

Maturities of operating lease liabilities were as follows:

December 31,
2019
(U.S. $ in millions)
2020	$146
2021	117
2022	92
2023	66
2024 and thereafter	298
Total operating lease payments	$719
Less: imputed interest	166
Present value of lease liabilities	$553

December 31,
2018
(U.S. $ in millions)
According to ASC 840:
2019	$193
2020	154
2021	118
2022	91
2023	66
2024 and thereafter	283
Total lease payments	$905

13
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
As of December 31, 2019, Teva has additional operating leases for office space which have yet to commence, with undiscounted future payments of $92 million. These operating leases will commence during fiscal year 2020 with lease terms of 9 to 12 years.
On October 10, 2019, Teva entered into an agreement to sell and lease back the land and building of its distribution center in Israel. Net proceeds from the asset sale amounted to $128 million.
As of December 31, 2019, Teva’s total finance lease assets and finance lease liabilities were
$37 million and $29 million, respectively. The difference between those amounts is mainly due to prepaid payments.
NOTE 9—Debt obligations:
a.	Short-term debt:

			December 31,
	Weighted average interest rate as of December 31, 201 9	Maturity	2019	2018
			(U.S. $ in millions)
Bank and financial institutions	—	—	—	2
Convertible debentures	0.25%	2026	514	514
Current maturities of long-term liabilities			1,831	1,700

Total short term debt			$2,345	$2,216

Convertible senior debentures
Teva 0.25% convertible senior debentures, due 2026, principal amount as of December 31, 2019 and 2018 were $514 million. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the
B
alance
S
heet under short-term debt. Holders of the convertible debentures will be able to cause Teva to redeem the debentures on February 1, 2021.
13
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Long-term debt:

	Weighted average interest rate as of December 31, 201 9	Maturity	December 31, 2019	December 31, 2018
	%		(U.S. $ in millions)
Senior notes EUR 1,010 million (2)	0.38%	2020	$1,131	$1,897
Senior notes EUR 1,500 million	1.13%	2024	1,673	1,707
Senior notes EUR 1,300 million	1.25%	2023	1,451	1,480
Senior notes EUR 900 million	4.50%	2025	1,008	1,029
Senior notes EUR 750 million	1.63%	2028	833	850
Senior notes EUR 700 million	3.25%	2022	784	801
Senior notes EUR 700 million	1.88%	2027	782	798
Senior notes EUR 1,000 million (4)	6.00%	2025	1,120	—
Senior notes USD 1,000 million (5)	7.13%	2025	1,000	—
Senior notes USD 3,500 million	3.15%	2026	3,494	3,493
Senior notes USD 1,475 million (3)	2.20%	2021	1,474	2,997
Senior notes USD 3,000 million	2.80%	2023	2,995	2,993
Senior notes USD 1,556 million (1)	1.70%	2019	—	1,700
Senior notes USD 2,000 million	4.10%	2046	1,985	1,985
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 844 million	2.95%	2022	856	860
Senior notes USD 789 million	6.15%	2036	782	782
Senior notes USD 700 million	2.25%	2020	700	700
Senior notes USD 613 million	3.65%	2021	618	621
Senior notes USD 588 million	3.65%	2021	587	587
Senior notes CHF 350 million	0.50%	2022	361	356
Senior notes CHF 350 million	1.00%	2025	362	356
Fair value hedge accounting adjustments			—	(9)
Total senior notes			26,496	28,483
Other long-term debt	1.13%	2026	1	12
Less current maturities			(1,831)	(1,700)
Derivative instruments			—	9
Less debt issuance costs			(103)	(104)
Total senior notes and loans			$24,562	$26,700

(1)	During the first six months of 2019, Teva repurchased and canceled approximately $144 million principal amount of its $1,700 million 1.7% senior notes due in July 2019. In July 2019, Teva repaid at maturity $1,556 million of its 1.7% senior notes.

(2)	In December 2019, Teva consummated an early redemption of 650 million Euro of its 1,660 million Euro 0.375% senior notes due in July 2020.

(3)	In November 2019, Teva consummated a cash tender offer for its $3,000 million 2.2% senior notes due in July 2021. As a result of the offer, Teva redeemed $1,525 million aggregate principal amount of this senior note.

(4)	In November 2019, Teva Pharmaceutical Finance Netherlands II B.V, a Teva finance subsidiary, issued senior notes in an aggregate principal amount of 1,000 million Euro bearing 6.0% annual interest and due January 2025.

13
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
—
(Continued)
(5)	In November 2019, Teva Pharmaceutical Finance Netherlands III B.V, a Teva finance subsidiary, issued senior notes in an aggregate principal amount of $1,000 million bearing
7.125% annual interest and due January 2025
.
Long term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts (as defined), if any.
Long term debt as of December 31, 2019 is effectively denominated (taking into consideration cross currency swap agreements) in the following currencies: U.S. dollar 66%, euro 31% and Swiss franc 3%.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $2.3 billion revolving credit facility (“RCF”).
In April 2019, the Company entered into a $2.3 billion unsecured syndicated RCF, which replaced the previous $3 billion revolving credit facility. The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit was 6.25x through December 31, 2019, gradually declines to 5.75x in the third and fourth quarters of 2020, and continues to gradually decline over the remaining term of the RCF.
The RCF can be used for general corporate purposes, including repaying existing debt.
As of December 31, 2019, and as of the date of this
Annual Report
on Form
10-
K
,
no amounts
were
outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date these financial statements are issued.
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
As of December 31, 2019,
the

required annual principal payments of long-term debt, excluding debt issuance cost
, including convertible senior debentures,
starting
from
the year 2021, are as follows:

December 31, 2019
(U.S. $ in millions)
2021	$2,679
2022	2,002
2023	4,446
2024	2,923
2025 and thereafter	13,131

$25,181

1
40

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
NOTE 10—Derivative instruments and hedging activities:
a.	Foreign exchange risk management:
In 2019, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
The Company enters into forward exchange contracts, purchases and writes options in order to hedge the currency exposure on balance sheet items and operating activities. In addition, the Company takes measures to reduce exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the companies in the Group. The currency hedged items are usually denominated in the following main currencies: the British pound (GBP), the euro (EUR), the Swiss franc (CHF), the Japanese yen (JPY), the Polish zloty (PLN), the new Israeli shekel (NIS), the Russian ruble (RUB), Canadian dollar (CAD), the Mexican peso (MXN), the Indian rupee (INR) and other European and Latin American currencies.
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
c.	Derivative instrument disclosure:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	December 31,
	2019	2018
	(U.S. $ in millions)
Cross-currency swap—cash flow hedge	$—	$588
Interest rate swap—fair value hedge	—	500
Cross-currency swap—net investment hedge	1,000	1,000
1
41

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Derivative instrument outstanding:
The following table summarizes the classification and fair value of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$32	$18
Other non-current assets:
Cross-currency swaps—cash flow hedge	—	58		—
Liability derivatives:
Other current liabilities:
Cross-currency swaps—net investment hedge	(22)	—
Option and forward contracts	—	—	(41)	(26)
Other taxes and long-term liabilities:
Cross-currency swaps—net investment hedge	—	(41)	—	—
Senior notes and loans:
Interest rate swaps—fair value hedge	—	(9)	—	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

	Financial expenses, net			Other comprehensive income
	Year ended December 31,			Year ended December 31,
	2019	2018**	2017**	2019	2018**	2017**
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$822	$959	$895	$160	$(585)	$1,369
Cross-currency swaps—cash flow hedge (1)	(2)	(2)	(3)	(33)	(35)	71
Cross-currency swaps—net investment hedge (2)	(29)	(31)	(13)	(22)	(51)	97
Interest rate swaps—fair value hedge (3)	2	*	(4)	—	—	—

*	Represents an amount less than $0.5 million.
**	Comparative figures are based on prior hedge accounting standard.

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net			Net revenues
	Year ended December 31,			Year ended December 31,
	2019	2018	2017	2019	2018	2017
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$822	$959	$895	$16,887	$18,271	$21,853
Option and forward contracts (4)	(51)	(12)	82	—	—	—
Option and forward contracts Economic hedge (5)	—	—	—	14	(4)	—

1
42

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

(1)	With respect to cross-currency swap agreements, Teva recognized gains which mainly reflect the differences between the fixed interest rate and the floating interest rate. In the fourth quarter of 2019, Teva terminated cross-currency swap agreements against its outstanding 3.65% senior notes maturing in November 2021. The settlement of these transactions resulted in cash proceeds of $95 million. The cash flow hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses-net over the life of the debt as additional interest expense.
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
float-for-float
interest rates paid
in euros
and received
 in U.S. dollar
. No amounts were reclassified from accumulated other comprehensive income into income related to the sale of a subsidiary.
(3)	In the fourth quarter of 2016, Teva entered into an interest rate swap agreement designated as fair value hedge relating to its 2.8% senior notes due 2023 with respect to $500 million notional amount of outstanding debt. With respect to this interest rate swap agreement, Teva recognized a loss which mainly reflects the differences between the fixed interest rate and the floating interest rate. In the third quarter of 2019, Teva terminated this interest rate swap agreement. The settlement of these transactions resulted in cash proceeds
of $
10
 million. The fair value hedge accounting adjustments of
fair value hedge
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
(5)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on revenues and expenses recorded in euro, the British pound, the Russian ruble and some other currencies during the quarter for which such instruments are purchased. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as economic hedge. These derivative instruments are recognized on the Balance Sheet at their fair value, with changes in the fair value recognized under the same line item in the Statements of Income as the underlying exposure being hedged. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated Statements of Cash Flows.

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
14
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
will be amortized under financial
expenses-net
over the life of the debt. Such losses mainly reflect the changes in the benchmark interest rate between the date the agreements were entered into and the actual date of the U.S. debt issuance in July 2016.
With respect to the forward starting interest rate swaps and treasury lock agreements, losses of $29 million, $28 million and $27 million were recognized under financial expenses, net for the years ended December 31, 2019,

2018 and 2017, respectively.
In the third quarter of 2019, Teva terminated
$500 million
interest rate swap agreements designated as fair value hedge relating to its 2.8% senior notes due 2023 with respect to $3,000 million notional amount. Settlement of these transactions resulted in cash proceeds
of $
10
 million. The fair value hedge accounting adjustments of these instruments, which are
recorded under senior notes and loans, are amortized under financial expenses
-
net over the life of the debt.
In the fourth quarter of 2019, Teva terminated $588 million cross-currency swap agreements against its outstanding 3.65% senior notes maturing in November 2021. Settlement of these transactions resulted in cash proceeds of $95 million. The cash flow hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses-net
over the life of the debt.
With respect to the interest rate swap agreements, gains of $6 million, $6 million and $7 million were recognized under financial expenses, net for the years ended December 31, 2019, 2018 and 2017, respectively.
f.	Securitization:
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
This program expires on August 21, 2020 but can be renewed with consent from the parties to the program up to August 31, 2021 or any other date agreed between the parties.
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
14
4

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
DPP asset as of December 31, 2019 and 2018 was $250 million and $231 million, respectively.
As of December 31, 2019 and 2018, the balance of Teva’s securitized assets sold were $690 million and $686 million, respectively.
The following table summarizes the sold receivables outstanding balance net of DPP asset under the outstanding securitization program:

	As of and for the year ended December 31,
	2019	2018
	(U.S. $ in millions)
Sold receivables at the beginning of the year	$686	$799
Proceeds from sale of receivables	4,852	5,071
Cash collections (remitted to the owner of the receivables)	(4,849)	(5,151)
Effect of currency exchange rate changes	1	(33)

Sold receivables at the end of the year	$690	$686

NOTE 11—Legal settlements and loss contingencies:
Legal settlements and loss contingencies for 2019 amounted to an expense

of $1,178 million, compared to
 an inc
ome
 of $1,208
million and an expense of $500 million in 2018 and 2017, respectively. The expense in 2019 w as
mainly related to an estimated provision recorded in connection with settlement of
the remaining opioid cases. The 2018 income primarily consisted of the working capital adjustment with Allergan, the Rimsa settlement and reversal of the reserve recorded in the second quarter of 2017 with respect to the carvedilol patent litigation.
As of December 31, 2019 and 2018, accrued amounts for legal settlements and loss contingencies of $1,580 million and $562 million, respectively, we
re recorded in accrued expenses.
NOTE 12—Commitments and contingencies:
a.	Commitments:
Royalty commitments:
The Company is committed to pay royalties to owners of
know-how,
partners in alliances and other certain arrangements and to parties that financed research and development, at a wide range of rates as a percentage of sales or of the gross margin of certain products, as defined in the underlying agreements.

14
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Until September 30, 2018, royalty expenses were reported in cost of goods sold if related to the acquisition of a product, and if not, such expenses we
re included in S&M expenses. Commencing October 1, 2018, royalty expenses are retroactively reported entirely under cost of goods sold. Royalty expenses in each of the years ended December 31, 2019, 2018 and 2017 were $403 million, $536 million and $956 million, respectively.
Milestone commitments:
Teva has committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, Teva may be required to pay such amounts. As of December 31, 2019, if all milestones and targets, for compounds in phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $426 million.
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
For income tax contingencies, see note 13.

14
6

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
$235.5
million, not including
pre-
or post-judgment interest or a multiplier for willfulness. Following post-trial motions filed by the parties, on March 28, 2018, the district court issued an opinion overturning the jury verdict and instead found no induced infringement by Teva, thereby finding that Teva did not owe any damages; the district court also denied Teva’s motion seeking to overturn the jury verdict with respect to invalidity. The provision that was originally included in the financial statements following the damages verdict in this matter was reversed following the opinion overturning the verdict as the exposure was no longer considered probable. A hearing on an appeal filed by both parties was held on September 4, 2019 and Teva awaits the Court’s decision. If the appeal of the district court’s decision is decided against Teva, the case would be remanded to the district court for it to consider Teva’s other legal and equitable defenses that have not yet been considered by the district court.
In 2014, Teva Canada succeeded in its challenge of the bortezomib (the generic equivalent of Velcade
®
) product and mannitol ester patents under the Patented Medicines (Notice Of Compliance) Regulations (“PM(NOC)”). At the time of Teva’s launch in 2015, annual sales of Velcade were approximately 94 million Canadian dollars. Additionally, Teva commenced an action under Section 8 of PM(NOC) to recover damages for being kept off of the market during the PM(NOC) proceedings. Janssen and Millennium filed a counterclaim for

14
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
infringement of the same two patents as well as a patent covering a process to prepare bortezomib. The product patent expired in October 2015; the other patents expire in January 2022 and March 2025. In 2017, Teva entered into an agreement with Janssen and Millennium which limits the damages payable by either party depending on the outcome of the infringement/impeachment action. As a result, the most Janssen and Millennium could recover is 200 million Canadian dollars plus post-judgment interest. In June 2018, the court ruled that Janssen and Millennium pay Teva 5 million Canadian dollars in Section 8 damages. Janssen and Millennium filed an appeal
, which was denied by the appellate court on November 4, 2019. On January 3, 2020, Janssen and Millennium applied for leave to appeal to the Canadian Supreme Court. If the decision is ultimately overturned, Teva could owe the capped damages set forth above. In addition to the potential damages that could be awarded, Teva could be ordered to cease sales of its bortezomib product.
On July 8, 2011, Helsinn sued Teva over its filing of an ANDA to market a generic version of palonosetron IV solution (the generic equivalent of Aloxi
®
) and in November 2015, the U.S. District Court for the District of New Jersey ruled against Teva. The district court’s decision was reversed by the Federal Circuit Court of Appeals, after which Helsinn filed an appeal with the U.S. Supreme Court. On January 22, 2019, the Supreme Court affirmed the appellate court’s decision finding the asserted patent invalid. Separately, in October 2014, Helsinn filed an additional claim against Teva concerning later-acquired patents. Teva launched its generic palonosetron IV solution after obtaining final regulatory approval on March 23, 2018. On November 29, 2019, Teva and Helsinn settled their dispute regarding palonosetron IV solution. The settlement includes a full mutual release of claims and allows Teva to continue to market its generic product.
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

14
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Teva and its subsidiaries have increasingly been named as defendants in cases that allege antitrust violations arising from such settlement agreements. The plaintiffs in these cases, which are usually direct and indirect purchasers of pharmaceutical products, and often assert claims on behalf of classes of all direct and indirect purchasers, typically allege that (1) Teva received something of value from the innovator in exchange for an agreement to delay generic entry, and (2) significant savings could have been realized if there had been no settlement agreement and generic competition had commenced earlier. These class action cases seek various forms of injunctive and monetary relief, including damages based on the difference between the brand price and what the generic price allegedly would have been and disgorgement of profits, which are automatically tripled under the relevant statutes, plus attorneys’ fees and costs. The alleged damages generally depend on the size of the branded market and the length of the alleged delay, and can be substantial
—
potentially measured in multiples of the annual brand sales
—
particularly where the alleged delays are lengthy or branded drugs with annual sales in the billions of dollars are involved.
Teva believes that its settlement agreements are lawful and serve to increase competition, and has defended them vigorously. In Teva’s experience to date, these cases have typically settled for a fraction of the high end of the damages sought, although there can be no assurance that such outcomes will continue.
In June 2013, the U
.
S
.
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
In May 2015, Cephalon entered into a consent decree with the FTC (the “Modafinil Consent Decree”) under which the FTC dismissed its claims against Cephalon in the FTC Modafinil Action in exchange for payment of $1.2 billion (less set-offs
for prior settlements) by Cephalon and Teva into a settlement fund. The settlement fund does not cover any judgments or settlements outside the United States. Under the Modafinil Consent Decree, Teva also agreed to certain injunctive relief with respect to the types of settlement agreements Teva may enter into to resolve patent litigation in the United States for a period of ten years. The remaining balance of the settlement fund after consideration of the settlement with the State of California noted above is approximately $19 million. In February 2019, in connection with the settlement of other unrelated FTC antitrust lawsuits, as described below, Teva and the FTC agreed to amend certain non-financial
provisions of the Modafinil Consent Decree and to restart its ten-year
term.

14
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Additionally, following an investigation initiated by the European Commission in April 2011 regarding a modafinil patent settlement in Europe, the European Commission issued a Statement of Objections in July 2017 against both Cephalon and Teva alleging that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil. No final decision regarding liability has yet been taken by the European Commission. The sales of modafinil in the European Economic Area during the last full year of the alleged breach amounted to
€
46.5
 million.
In January 2009, the FTC and the State of California filed a complaint for injunctive relief in California federal court alleging that a September 2006 patent lawsuit settlement between Watson Pharmaceuticals, Inc. (“Watson”), from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”) relating to AndroGel
®
1% (testosterone gel) violated the antitrust laws. Additional lawsuits alleging similar claims were later filed by private plaintiffs (including plaintiffs purporting to represent classes of similarly situated claimants as well as retailer plaintiffs filing separately) and the various actions were consolidated in a multidistrict litigation in Georgia federal court. On February 22, 2019, the FTC stipulated to the dismissal of its claims against Watson, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. Teva also settled with most of the retailer plaintiffs in April 2019. On July 16, 2018, the direct purchaser plaintiffs’ motion for class certification was denied, and in December 2019, Teva reached a settlement agreement with the three direct purchasers that had sought class certification. Settlement amounts were paid in full. In addition, in

August 2019
, certain other direct-purchaser plaintiffs (who would have been members of the direct purchaser class, had it been certified) filed their own claims in federal court in Philadelphia, challenging (in one complaint) both the
September 2006
settlement between Watson and
Solvay
referenced above, as well as
Teva
’s
December 2011
settlement with AbbVie involving AndroGel
®
and TriCor
®
, referenced below. Annual sales of AndroGel
®
1
% were approximately $
350
 million at the time of the settlement and approximately $
140
 million at the time
Actavis
launched its generic version of AndroGel
®
1
% in
November 2015
. A provision for this case was included in the financial statements.
In December 2011, three groups of plaintiffs sued Wyeth and Teva for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving extended release venlafaxine (generic Effexor XR
®
) entered into in November 2005. The cases were filed by a purported class of direct purchasers, by a purported class of indirect purchasers and by certain chain pharmacies in the U
.
S
.
District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. In October 2014, the court granted Teva’s motion to dismiss in the direct purchaser cases, after which the parties agreed that the court’s reasoning applied equally to the indirect purchaser cases. Plaintiffs appealed and, in August 2017, the Third Circuit reversed the district court’s decision and remanded for further proceedings. Annual sales of Effexor XR
®
were approximately $2.6 billion at the time of settlement and at the time Teva launched its generic version of Effexor XR
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs sued GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal
®
) entered into in February 2005. The plaintiffs claim that the settlement agreement unlawfully delayed generic entry and seek unspecified damages. In December 2012, the court dismissed the case, but in June 2015, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further proceedings. In December 2018, the court granted the direct-purchaser plaintiffs’ motion for class certification. On March 18, 2019, the appeals court granted the defendants’ petition for immediate appellate review and the district court has stayed the litigation pending the outcome of the appeal. Annual sales of Lamictal
®
were approximately $
950

million at the time of the settlement and approximately $
2.3

billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April

1
50

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

2005 to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchaser class and, in August 2019, the district court certified the direct-purchaser class, although the court has yet to rule on the indirect purchaser
s
’ pending motion for class certification. In October 2016, the District Attorney for Orange County, California, filed a similar complaint, which has since been amended, in California state court, alleging violations of state law. Defendants moved to strike the District Attorney’s claims for restitution and civil penalties to the extent not limited to alleged activity occurring in Orange County. The Superior Court denied that motion. The Court of Appeal subsequently reversed the decision and review of the Appellate Court decision is now pending before the California Supreme Court. Annual sales of Niaspan
®
were approximately

$
416

million at the time of the settlement and approximately
$
1.1

billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
In November 2013, a putative class action was filed in Pennsylvania federal court against Actavis, Inc. and certain of its affiliates, alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals Inc. relating to Lidoderm
®
(lidocaine transdermal patches) violated the antitrust laws. Additional lawsuits containing similar allegations followed on behalf of other classes of putative direct purchaser and end-payer
plaintiffs, as well as retailers acting in their individual capacities, and those cases were consolidated as a multidistrict litigation in federal court in California. On February 21, 2017, the court granted both the indirect purchaser plaintiffs’ and the direct purchaser plaintiffs’ motions for class certification. Teva settled the multidistrict litigation with the various plaintiff groups in the first quarter of 2018, a provision was included in the financial statements and settlement amounts were subsequently paid in full
. The FTC also filed suit to challenge the Lidoderm
®
settlement, initially bringing antitrust claims against Watson, Endo and Allergan in Pennsylvania federal court in March 2016. The FTC later voluntarily dismissed those claims and refiled them (along with a stipulated order for permanent injunction to settle its claims against Endo) in the same California federal court in which the private multidistrict litigation referenced above was pending. On February 3, 2017, the State of California filed its own complaint against Allergan and Watson, and that complaint was also assigned to the California federal court presiding over the multidistrict litigation. On February 22, 2019, the FTC dismissed its claims against Actavis and Allergan, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. On July 23, 2019, Teva and the State of California also reached a settlement agreement. On September 16, 2019, end-payers
Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan filed their own lawsuit against Watson, and other defendants, in Michigan state court. That lawsuit was subsequently removed to federal court and remains pending. On January 24, 2020, the State of Mississippi filed a lawsuit against Teva and Watson in Mississippi state court, which also remains pending.
Since November 2013, numerous lawsuits have been filed in various federal courts by purported classes of end payers for, and direct purchasers of, Aggrenox
®
(dipyridamole/aspirin tablets) against Boehringer Ingelheim (“BI”), the innovator, and several Teva subsidiaries. The lawsuits allege, among other things, that the settlement agreement between BI and Barr entered into in August 2008 violated the antitrust laws. A multidistrict litigation has been established in the U.S. District Court for the District of Connecticut. On April 11, 2017, the Orange County District Attorney filed a complaint for violations of California’s Unfair Competition Law based on the Aggrenox
®
patent litigation settlement. Teva has settled with the putative classes of direct purchasers and end payers, as well as with the opt-out
direct purchaser plaintiffs, and with two of the
opt-out
end payer plaintiffs. A provision with respect to the settlements was included in the financial statements and settlement amounts were subsequently paid in full
. The district court overruled certain objections to the end payer settlement, including objections made by the Orange County District Attorney, and approved the settlement. The District Attorney subsequently appealed the court’s approval to the Second Circuit, but that appeal was dismissed in December 2019 and the District Attorney also subsequently dismissed the April 2017 complaint referenced above.
Opt-outs
from the end payer class also appealed certain aspects of the court’s approval order to the Second Circuit and that

1
51

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
appeal remains pending. Annual sales of

Aggrenox
®
were approximately $
340
 million at the time of the settlement and approximately $
455
 million at the time
Teva
launched its authorized generic version of
Aggrenox
®
in July 2015.
Since January 2014, numerous lawsuits have been filed in the U.S. District Court for the Southern District of New York by purported classes of end payers for, and direct purchasers of, Actos
®
and Actoplus Met (pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson. The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers violated the antitrust laws. The court dismissed the end payer lawsuits against all defendants in September 2015. On February 8, 2017, the Court of Appeals for the Second Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. The direct purchasers’ case had been stayed pending resolution of the appeal in the end payer matter and the direct purchasers amended their complaint for a second time following the Second Circuit’s decision, but on October 8, 2019, the district court dismissed, with prejudice, the direct purchasers’ claims against the generic manufacturers (including Teva, Actavis, and Watson). At the time of the settlement, annual sales of Actos
®
and Actoplus Met were approximately
$3.7 billion and approximately $500 million, respectively. At the time Teva launched its authorized generic version of Actos
®
and Actoplus Met in August 2012, annual sales of Actos
®
and Actoplus Met were approximately $2.8 billion and approximately $430 million, respectively.
In September 2014, the FTC sued AbbVie Inc. and certain of its affiliates (“AbbVie”) as well as Teva in federal court in Philadelphia alleging that they violated the antitrust laws when they entered into a December 2011 settlement agreement to resolve the AndroGel
®
patent litigation and a supply agreement under which AbbVie agreed to supply Teva with an authorized generic version of TriCor
®
. The FTC alleges that Teva agreed to delay the entry of its generic testosterone gel product in exchange for entering into the TriCor supply agreement. In May 2015, the court dismissed the FTC’s claim concerning the settlement and supply agreements, and thus dismissed Teva from the case entirely. The FTC proceeded with a separate claim against AbbVie alone and in June 2018, following a bench trial, the court held that AbbVie had violated the antitrust laws by filing sham patent infringement lawsuits against both Teva and Perrigo in the underlying AndroGel patent litigation. The court ordered AbbVie to pay

$
448

million in disgorgement but declined to award injunctive relief. The FTC filed a notice of appeal as to, among other things, the district court’s May 2015 dismissal of the FTC’s claim against Teva, but in February 2019, the FTC stipulated to dismiss Teva from its appeal, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. In August 2019, two groups of direct-purchaser plaintiffs filed similar claims against AbbVie and Teva, in the same federal court in Philadelphia where the FTC’s claims had been pending. The first group, comprised of the three direct purchasers that had sought class certification in the Georgia AndroGel
®
case, referenced above, were challenging Teva’s December 2011 settlement with AbbVie, but in December 2019, Teva reached a settlement agreement with these plaintiffs. The second group, comprised of other direct purchasers, have filed claims challenging both Teva’s December 2011 settlement with AbbVie and the September 2006 AndroGel
®
settlement between Watson and Solvay, referenced above.
Those claims remain
pending.
In May 2015, a purported class of end payers for Namenda IR
®
(memantine hydrochloride) filed a lawsuit against Forest Laboratories, LLC (“Forest”), the innovator, and several generic manufacturers, including Teva. In November 2019, two additional plaintiffs filed a similar lawsuit – purportedly as opt-outs
from the end payers class – against the same defendants. These lawsuits allege, among other things, that settlement agreements between Forest and the generic manufacturers to resolve patent litigation over Namenda IR
®
violated the antitrust laws. Annual sales of Namenda IR
®
at the time of the settlement were approximately

$
1.1
 billion and approximately $
550

million at the time other manufacturers first launched generic versions of Namenda IR
®
in July 2015.
In January 2019, generic manufacturer Cipla Limited filed a lawsuit against Amgen in Delaware federal court, alleging, among other things, that a January 2, 2019 settlement agreement between Amgen and Teva,

1
52

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
resolving patent litigation over cinacalcet (generic Sensipar
®
), violated the antitrust laws. In March 2019, Cipla Limited amended its complaint to name Teva as an additional defendant, and putative classes of direct-purchaser and end-payer
plaintiffs have also filed antitrust lawsuits (which have since been consolidated in federal court in Delaware) against Amgen and Teva related to the January 2, 2019 settlement. Both Cipla Limited and the putative class plaintiffs seek damages and injunctive relief and the defendants moved to dismiss their claims on October 15, 2019. Those motions remain pending. Annual sales of Sensipar
®
in the United States were approximately $1.4 billion at the time Teva launched its generic version of Sensipar
®
in December 2018, and at the time of the January 2, 2019 settlement.
On December 16, 2016, the U.K. Competition and Markets Authority (“CMA”) issued a statement of objections (a provisional finding of breach of the Competition Act) in respect of certain allegations against Allergan, Actavis UK and certain Auden Mckenzie entities alleging competition law breaches in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. On December 18, 2017, the CMA issued a Statement of Draft Penalty Calculation. On March 3, 2017 and February 28, 2019, the CMA issued second and third statements of objections in respect of certain additional allegations relating to the same products and covering part of the same time periods as in the first statement of objections. On February 12, 2020, the CMA issued a supplementary statement of objections effectively combining the three previously issued statements referenced above. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to the December 1
6
, 201
6
 and March 3, 2017 statements of objections, and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter. In the event of any such fines or damages, Teva expects to assert claims, including claims for breach of warranty, against the sellers of Auden Mckenzie. The terms of the purchase agreement may preclude a full recovery by Teva. A liability for this matter has been recorded in purchase accounting related to the acquisition of Actavis Generics.
Since November 2016, several putative indirect purchaser and direct purchaser class actions were filed in federal courts in Wisconsin, Massachusetts and Florida against Shire U.S., Inc. and Shire LLC (collectively, “Shire”), Actavis and Teva, alleging that Shire’s 2013 patent litigation settlement with Actavis related to the ADHD drug Intuniv
®
(guanfacine) violated various state consumer protection and antitrust laws. All cases are now in Massachusetts federal court. In August 2019, the court denied the indirect purchasers’ motion for class certification, and they filed a petition for immediate appellate review, which remains pending. In September 2019
,
the court granted the direct purchasers’ motion for class certification and the parties filed various summary judgment motions, which remain pending. Annual sales of Intuniv
®
were approximately

$
335

million at the time of the settlement and approximately

$
327

million at the time Actavis launched its generic version of Intuniv
®
in 2014.
In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the DOJ Antitrust Division seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. In May 2018, Teva received a civil investigative demand from the DOJ Civil Division, pursuant to the federal False Claims Act, seeking documents and information produced since January 1, 2009 relevant to the Civil Division’s investigation concerning allegations that generic pharmaceutical manufacturers, including Teva, engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted in violation of the False Claims Act. Teva is cooperating with these subpoena requests.
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations.

15
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these same attorneys general filed yet another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products, many of which were not previously at issue in the Pennsylvania MDL. In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”).
Beginning on March 2, 2016, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On April 6, 2017, these cases were transferred to the Pennsylvania MDL. Additional cases were transferred to that court and the plaintiffs filed consolidated amended complaints on August 15, 2017. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, certain individual plaintiffs commenced a civil action in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaint has been filed and the case has been placed in deferred status. On November 13, 2019, several counties in New York commenced a civil action against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaint has been transferred to the Pennsylvania MDL.
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
A number of state attorneys general have filed various actions against Teva and/or certain of its subsidiaries relating to reimbursements or drug price reporting under Medicaid or other programs. Such price reporting is alleged to have caused states and others to pay inflated reimbursements for covered drugs. Teva and its

15
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
subsidiaries have reached settlements in most of these cases. On October 4, 2018, Teva settled longstanding litigation filed by the State of Illinois against subsidiaries of Teva and Watson for a total settlement amount of $135 million. Teva accepted the settlement while denying any liability with respect to the claims made by the state.
Following
the final settlement payment,
on Jan
uary 8, 2020, the
tr
ial
court dismissed with pr
e
judice
the Illinois litigation. In August 2013, judgment was entered in a separate case brought by the State of Mississippi against Watson, pursuant to which Watson was ordered to pay compensatory damages amounting to $12.4 million. In March 2014, the Mississippi court amended the judgment to also include punitive damages in the amount of $17.9 million. The judgment was affirmed in all respects by the Mississippi Supreme Court in January 2018 and has since been satisfied in full. Certain Actavis subsidiaries were dismissed by the trial court in an action brought by the State of Utah. That dismissal was affirmed by the Utah Court of Appeals on February 28, 2019. The State’s time to seek further appellate review has expired and the matter is now concluded.

A provision for these cases was included in the financial statements and settlement amounts were paid in full
.
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
®
and AZILECT
®
, focusing on educational and speaker programs. The demand states that the government is investigating possible civil violations of the federal False Claims Act. In March 2015, the docket in this matter and a False Claims Act civil qui tam complaint concerning this matter were unsealed by the court after the government declined to intervene. In February 2016, the court denied Teva’s motions to dismiss the False Claims Act claims and instructed the relators to amend their complaint with additional information. In March 2016, the relators filed an amended complaint. Teva’s motion for summary judgment on all claims was denied on February 27, 2019. On January 6, 2020, the court dismissed the case after the parties reached a settlement. A provision for this settlement is included in Teva’s financial statements.

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
In May 2017, a qui tam action was filed against a number of Teva subsidiaries. The qui tam action was unsealed on June 13, 2018 after the government declined to intervene. The relator in the case alleges that Teva violated the False Claims Act by devising and engaging in promotional schemes that violate the Anti-Kickback Statute (“AKS”), resulting in false certifications of compliance with the AKS. Specifically, the relator alleges that Teva paid in-kind
remuneration to physicians through reimbursement support and nursing services in order to increase the number of COPAXONE prescriptions. An amended complaint was filed on October 15, 2018. Teva and the DOJ moved to dismiss the case. On November 26, 2019, the court granted the DOJ’s motion to dismiss.
On March 21, 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Teva is cooperating in responding to the subpoena.

15
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
In December 2016, Teva resolved certain claims under the U.S. Foreign Corrupt Practices Act (“FCPA”) with the SEC and the DOJ. The settlement included a fine, disgorgement and prejudgment interest, a three-year deferred prosecution agreement (“DPA”) for Teva and the retention of an independent compliance monitor for a period of three years. If, during the term of the DPA, the DOJ had determined that Teva had committed a felony under federal law, provided deliberately false or misleading information or otherwise breached the DPA, Teva could have been subject to prosecution and additional fines or penalties, including the deferred charges. In November 2019, Teva’s independent compliance monitor certified that Teva’s compliance program is reasonably designed and implemented to prevent and detect violations of anti-corruption laws. In February 2020 the term of the monitorship provided for by the DPA and Teva’s consent judgement with the SEC expired. Upon completion of this term, Teva’s Chief Compliance Officer submitted a certification to the SEC confirming that Teva has complied with the monitorship requirements. Also, in February 2020, Teva’s CEO and CFO submitted certifications to the DOJ confirming that Teva has complied with its disclosure obligations under the DPA. Under the terms of the DPA, upon receipt of these certifications, and satisfactory completion of all other requirements, the DOJ is expected to move to dismiss the information filed against Teva.
Opioids Litigation
Since May 2014, more than 2,000 complaints have been filed with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties, states, other governmental agencies, tribes and private plaintiffs (including various putative class actions of individuals) in both state and federal courts. Most of the federal cases have been consolidated into a multidistrict litigation in the Northern District of Ohio (“MDL Opioid Proceeding”) and many of the cases filed in state court have been removed to federal court and consolidated into the MDL Opioid Proceeding. Other cases remain pending in various states. In some jurisdictions, such as Illinois, New York, Pennsylvania, South Carolina, Texas and Utah, certain state court cases have been transferred to a single court within their respective state court systems for coordinated pretrial proceedings. Absent resolutions, trials are expected to proceed in several states in 2020. A court in New York has set a date, for a liability trial only, to start in March 2020. A court in California also set a date for a trial to start in June 2020. Complaints asserting claims under similar provisions of different state law, generally contend that the defendants allegedly engaged in improper marketing and distribution of opioids, including ACTIQ
®
and FENTORA
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
15
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
minimum amount in the assessed range for such opioid-related cases in accordance with Accounting Standards Codification 450 “Accounting for Contingencies.”
On October 21, 2019, Teva reached a settlement with the two plaintiffs in the MDL Opioid Proceeding that was scheduled for trial for the Track One case, Cuyahoga and Summit Counties of Ohio. Under the terms of the settlement, Teva will provide the two counties with opioid treatment medication, buprenorphine naloxone (sublingual tablets), known by the brand name Suboxone
®
, with a value of

$
25

million at wholesale acquisition cost and distributed over three years to help in the care and treatment of people suffering from addiction, and a cash payment in the amount of $20 million, to be paid in four payments over three years.
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
Following these developments, the Company considered a range of potential settlement outcomes. No single outcome in the range was considered to be more likely than any other outcome; accordingly, in the third quarter of 2019, Teva accrued to the new low end of the range, resulting in an increase in Teva’s previously recorded estimated liability. There was no change in this estimate in the fourth quarter of 2019.
Separately, on April 27, 2018, Teva received subpoena requests from the United States Attorney’s office in the Western District of Virginia and the Civil Division seeking documents relating to the manufacture, marketing and sale of branded opioids. In August 2019, Teva received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act. In September 2019, Teva received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. The Company is cooperating with NYDFS’s inquiry and producing documents in response to the various subpoenas and requests for information. Currently, Teva cannot predict how the nationwide settlement framework agreement (if finalized) will affect these investigations. In addition, a number of state attorneys general, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Other states are conducting their own investigations outside of the multistate group. Teva is cooperating with these ongoing investigations and cannot predict their outcome at this time.
In addition, several jurisdictions in Canada have initiated litigation regarding opioids alleging similar claims as those in the United States. The cases in Canada are likely to be consolidated and are in their early stages.
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. After those two lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut, the court appointed the Ontario Teachers’ Pension Plan Board as lead plaintiff (the “Ontario

15
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Teachers Securities Litigation”). The lead plaintiff then filed a consolidated amended complaint. On April 3, 2018, the court dismissed the case without prejudice. The lead plaintiff filed a second amended complaint on June 22, 2018, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and August 3, 2017. On September 25, 2019, the court denied in substantial part and granted in part the defendants’ motions to dismiss. On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials issued during the class period. The amended complaint seeks unspecified damages, legal fees, interest, and costs. Also on December 13, 2019, lead plaintiff and the defendants filed a joint motion to consolidate with the Ontario Teachers Securities Litigation related actions against Teva and its current and former officers and directors that are pending in the District of Connecticut. That motion is pending before the court.
On July 17, 2017, a lawsuit was filed in the U.S. District Court for the Southern District of Ohio derivatively on behalf of the Teva Employee Stock Purchase Plan, and alternatively as a putative class action lawsuit on behalf of individuals who purchased Teva stock through that plan. That complaint seeks unspecified damages, legal fees, interest and costs. The complaint alleges that Teva failed to maintain adequate financial controls based on the facts underpinning Teva’s FCPA DPA and also based on allegations substantially similar to those in the Ontario Teachers Securities Litigation. On November 29, 2017, the court granted Teva’s motion to transfer the litigation to the U.S. District Court for the District of Connecticut where the Ontario Teachers Securities Litigation is pending. On November 1, 2019, the plaintiff filed an amended class action complaint, purportedly on behalf of individuals who purchased or otherwise acquired Teva’s securities through the Teva Employee Stock Purchase Plan between February 9, 2015 and November 3, 2016. The allegations in the amended complaint are substantially similar to the allegations in the Ontario Teachers Securities Litigation. On December 13, 2019, the defendants filed a motion to consolidate this action with the Ontario Teachers Securities Litigation. That motion remains pending.
On August 3, 2017, a lawsuit was filed in the U.S. District Court for the District of Connecticut by OZ ELS Master Fund, Ltd. and related entities. The complaint asserts that Teva and certain of its current and former officers violated the federal securities laws in connection with Teva’s alleged failure to disclose Teva’s participation in an alleged anticompetitive scheme to fix prices and allocate markets for generic drugs in the United States. On November 1, 2019, plaintiffs filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and August 3, 2017. The allegations in the amended complaint are substantially similar to the allegations in the Ontario Teachers Securities Litigation. On December 13, 2019, the defendants filed a motion to consolidate this action with the Ontario Teachers Securities Litigation. That motion remains pending.
On August 21 and 30, 2017, Elliot Grodko and Barry Baker filed putative securities class actions in the U.S. District Court for the Eastern District of Pennsylvania purportedly on behalf of purchasers of Teva’s securities between November 15, 2016 and August 2, 2017 seeking unspecified damages, legal fees, interest, and costs. The complaints allege that Teva and certain of its current and former officers violated the federal securities laws and Israeli securities laws by making false and misleading statements in connection with Teva’s acquisition and integration of Actavis Generics. On November 1, 2017, the court consolidated the Baker and Grodko cases. On April 10, 2018, the court granted Teva’s motion to transfer the consolidated action to the District of Connecticut where the Ontario Teachers Securities Litigation is currently pending. On December 13, 2019, the defendants filed a motion to consolidate this action with the Ontario Teachers Securities Litigation. That motion remains pending.
15
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Between August 2018 and July 2019, sixteen complaints were filed against Teva and current and former officer and director defendants seeking unspecified compensatory and rescissory damages, legal fees, costs and expenses. The allegations in these complaints are substantially similar to the allegations in the Ontario Teachers Securities Litigation, but have been brought on behalf of plaintiffs that have “opted out” of the putative class in the Ontario Teachers Securities Litigation. The plaintiffs in these
“opt-out”
cases filed their complaints in the Court of Common Pleas of Montgomery County, Pennsylvania, the U.S. District Court for the Eastern District of Pennsylvania and the U.S. District Court for the District of Connecticut. Teva and the current and former officer and director defendants filed motions or stipulations to transfer the cases filed in Pennsylvania to the U.S. District Court for the District of Connecticut, where the Ontario Teachers Securities Litigation is pending. To date, all such cases have been transferred to the District of Connecticut, except the case that is currently pending in the Court of Common Pleas of Montgomery County, Pennsylvania. On December 13, 2019, the defendants filed motions to consolidate all such cases in the District of Connecticut with the Ontario Teachers Securities Litigation. Those motions remain pending.
On June 21, 2019, the Employees’ Retirement System of the City of St. Petersburg, Florida filed a putative securities class action in the U.S. District Court for the Eastern District of Pennsylvania purportedly on behalf of purchasers of Teva’s securities between August 4, 2017 and May 10, 2019 seeking unspecified damages, legal fees, interest, and costs. On October 8, 2019, the court granted Teva’s motion to transfer the litigation to the U.S. District Court for the District of Connecticut where the Ontario Teachers Securities Litigation is pending. On December 13, 2019, the defendants filed a motion to consolidate this action with the Ontario Teachers Securities Litigation. That motion remains pending.
Motions to approve derivative actions against certain past and present directors and officers have been filed in Israel alleging negligence and recklessness with respect to the acquisition of the Rimsa business and the acquisition of Actavis Generics. Motions for document disclosure prior to initiating derivative actions were filed with respect to several patent settlement agreements, opioids and the U.S. price-fixing investigations. Motions to approve securities class actions against Teva and certain of its current and former directors and officers were filed in Israel based on allegations of improper disclosure of the above-mentioned pricing investigation, as well as lack of disclosure of negative developments in the generic sector, including price erosion with respect to Teva’s products. Other motions were filed in Israel to approve a derivative action, discovery and a class action related to claims regarding Teva’s above-mentioned FCPA resolution with the SEC and DOJ.
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

15
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
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
NOTE 13—Income taxes
:
a.	Income (loss) before income taxes:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
Parent Company and its Israeli subsidiaries	$542	$1,022	$1,451
Non-Israeli subsidiaries	(1,807)	(3,618)	(19,830)

	$(1,265)	$(2,596)	$(18,379)

b.	Income taxes:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
In Israel	$107	$131	$96
Outside Israel	(385)	(326)	(2,029)

	$(278)	$(195)	$(1,933)

Current	$885	$700	$373
Deferred	(1,163)	(895)	(2,306)

	$(278)	$(195)	$(1,933)

1
60

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	2019	2018	2017
	(U.S. $ in millions)
Income ( L oss) before income taxes	$(1,265)	$(2,596)	$(18,379)
Statutory tax rate in Israel	23.0%	23.0%	24.0%

Theoretical provision for income taxes	$(291)	$(597)	$(4,411)
Increase (decrease) in effective tax rate due to:
The Parent Company and its Israeli subsidiaries - Mainly tax benefits arising from reduced tax rates under benefit programs	(44)	(134)	(253)
Non-Israeli subsidiaries, including impairments (*)	(115)	381	3,817
U.S. Tax Cuts and Jobs Act effect		97	(1,061)
Increase (decrease) in other uncertain tax positions—net	172	58	(25)

Effective consolidated income taxes	$(278)	$(195)	$(1,933)

*
In 2019,
i
ncome before income taxes includes intangible impairment
s
in
non-Israeli
subsidiaries with a corresponding tax effect. In 2017 and 2018,
i
ncome before income taxes includes goodwill impairment
s
in
non-Israeli
subsidiaries that did not have a corresponding tax effect.

The effective tax rate is the result of a variety of factors, including the geographic mix and type of products sold during the year, different effective tax rates applicable to non-Israeli
subsidiaries that have tax rates different than Teva’s average tax rates, the impact of impairment, restructuring and legal settlement charges and adjustments to valuation allowances on deferred tax assets on such subsidiaries.
c.	Deferred income taxes:

	December 31,
	2019	2018
	(U.S. $ in millions)
Long-term deferred tax assets (liabilities)—net:
Inventory related	$144	$113
Sales reserves and allowances	198	199
Provision for legal settlements	260	42
Intangible assets (*)	(1,733)	(2,282)
Carryforward losses and deductions and credits (**)	1,689	1,340
Property, plant and equipment	(170)	(167)
Deferred interest	648	391
Provisions for employee related obligations	106	102
Other	122	123

	1,264	(139)
Valuation allowance—in respect of carryforward losses and deductions that may not be utilized (**)	(1,974)	(1,633)

	$(710)	$(1,772)

*	The decrease in deferred tax liability is mainly due to impairment and amortization.
**	The amounts are shown after reduction for unrecognized tax benefits of $ 115 million and $35 million as of December 31, 2019 and 2018, respectively.

1
61

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Th
ese
 amount
s
represent the tax effect of gross carryforward losses and deductions with the following expirations: 2020-2022—$61 million; 2023-
2029—$672 million; 2030 and thereafter—$193 million. The remaining balance—$879 million—can be utilized with no expiration date.

The deferred income taxes are reflected in the balance sheets among:

	December 31,
	2019	2018
	(U.S. $ in millions)
Long-term assets—deferred income taxes	386	368
Long-term liabilities—deferred income taxes	(1,096)	(2,140)

	$(710)	$(1,772)

d.	Uncertain tax positions:
The following table summarizes the activity of Teva’s gross unrecognized tax benefits:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
Balance at the beginning of the year	$1,072	$1,034	$734
Increase related to prior year tax positions, net	23	76	56
Increase related to current year tax positions	246	11	26
Decrease related to settlements with tax authorities and lapse of applicable statutes of limitations	(118)	(49)	(56)
Liabilities assumed in acquisitions	—	—	273
Other	—	—	1

Balance at the end of the year	$1,223	$1,072	$1,034

Uncertain tax positions, mainly of a long-term nature, included accrued potential penalties and interest of $
164
million,
$131
 million and $
112
 million as of December 31, 2019, 2018 and 2017, respectively. The total amount of interest and penalties reflected in the consolidated statements of income was a net increase of $33 million for the year ended December 31, 2019, a net increase of
$19
 million for the year ended December 31, 2018 and a net
in
crease of $29 million for the year ended December 31, 2017. Substantially all the above uncertain tax benefits, if recognized, would reduce Teva’s annual effective tax rate. Teva does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.
e.	Tax assessments:
Teva files income tax returns in various jurisdictions with varying statutes of limitations.
Teva
and its subsidiaries in Israel have received final tax assessments through tax year 2007.
In 2013, Teva settled the 2005-2007 income tax assessment with the Israeli tax authorities, paying $
213
 million. No further taxes are due in relation to these years. Certain guidelines which were set pursuant to the agreement reached in relation to the 2005-2007 assessment have been implemented in the audit of tax years 2008-2011, and are reflected in the provisions.

1
62

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
The Israeli tax authorities issued tax assessment decrees for 2008-2012 and a tax assessment for 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2012 decrees before the Central District Court in Israel and challenged the tax assessment for 2013-2016 as well. The Company believes it has adequately provided for these items such that any adverse results would have an immaterial impact on Teva’s financial statements.
In the United States, Teva has one tax issue in dispute for the 2009-2011 audit cycle, which is currently in litigation. The 2012-2014 audit cycle is ongoing, with an assessment report expected to be received in 2020. Additionally, Teva’s U.S. subsidiaries have multiple audit cycles open. The Company believes it has adequately provided for these items and that any adverse results would have an immaterial impact on Teva’s financial statements.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is scheduled to begin in July 2020. A final and binding decision against Teva in this case may lead to an impairment in the amount of $146 million.
The Company’s subsidiaries in Europe have received final tax assessments mainly through tax year 2014.
f.	Basis of taxation:
The Company and its subsidiaries are subject to tax in many jurisdictions, and estimation is required in recording the assets and liabilities related to income taxes. The Company believes that its accruals for tax liabilities are adequate for all open years. The Company considers various factors in making these assessments, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these assessments can involve a series of complex judgments regarding future events.
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
16
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Incentives Applicable starting 2014:
The Incentives Regime – Amendment 68 to the Investment Law
Under Amendment 68 to the Investment Law, which Teva started applying in 2014, upon an irrevocable election made by a company, a uniform corporate tax rate will apply to all qualifying industrial income of such company (“Preferred Enterprise”), as opposed to the previous law’s incentives, which were limited to income from Approved Enterprises during the benefits period. Under the law, when the election is made, the uniform tax rate for 2014 until 2016 was 9% in areas in Israel designated as Development Zone A and 16% elsewhere in Israel. The uniform tax rate for Development Zone A, as of January 1, 2017, is 7.5% (as part of changes enacted in Amendment 73, as described below). The profits of these “Preferred Enterprise” will be freely distributable as dividends, subject to a 20% or lower withholding tax, under an applicable tax treaty. Certain “Special Preferred Enterprises” that meet more stringent criteria (significant investment, R&D or employment thresholds) will enjoy further reduced tax rates of 5% in Zone A and 8% elsewhere. In order to be classified as a “Special Preferred Enterprises,” the approval of three governmental authorities in Israel is required.
The New Technological Enterprise Incentives Regime – Amendment 73 to the Investment Law
Since 2017, a portion of the Company’s taxable income in Israel is entitled to a preferred 6% tax rate under Amendment 73 to the Investment Law as it pertains to Special Preferred Technological Enterprises.
The new incentives regime applies to “Preferred Technological Enterprises” or “Special Preferred Technological Enterprises”. A “Preferred Technological Enterprise” is an enterprise that meet certain conditions, including, inter alia:
a.	Investment of at least 7% of income, or at least NIS 75 million (approximately $ 22 million) in R&D activities; and
b.	One of the following:
a.	At least 20% of the workforce (or at least 200 employees) are employed in R&D;
b.	A venture capital investment approximately equivalent to at least $ 2 million was previously made in the company; or
c.	Growth in sales or workforce by an average of 25% over the three years preceding the tax year.

A “Special Preferred Technological Enterprise” is an enterprise that meets, inter alia conditions 1 and 2 above, and in addition has total annual consolidated revenues above NIS 10 billion (approximately $2.9 billion).
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

16
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
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
The
one-time
deemed repatriation tax is based on the post-1986 earnings and profits for which the Company has previously deferred from U.S. income taxes and is payable over 8 years. The year ended December 31, 2017 included a $112 million provisional estimate for Teva’s one-time
deemed repatriation taxes liability. During 2018, Teva completed its analysis of the impacts of the Act and recorded an additional expense of $97 million, pursuant to guidance issued by the U.S. Department of Treasury and revisions to the Company’s estimates since the assessment date.
NOTE 14—Equity:
a.	Ordinary shares and ADSs
As of December 31, 2019 and 2018, Teva had approximately 1.2 billion ordinary shares issued. Teva ordinary shares are traded on the
Tel-Aviv
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

16
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
As of December 31, 2019, 62.7 million equivalent share units remain available for future awards.
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
Status of options
A summary of the status of the options as of December 31, 2019, 2018 and 2017, and changes during the years ended on those dates, is presented below (the number of options represents ordinary shares exercisable in respect thereof).

	Year ended December 31,
	2019		2018		2017
	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price
Balance outstanding at begin n ing of year	48,393	$38.62	43,121	$44.32	32,789	$50.71
Changes during the year:
Granted	—	—	12,401	19.12	15,467	32.08
Exercised	(11)	16.99	(84)	17.01	(7)	17.44
Forfeited	(8,318)	42.12	(7,040)	39.38	(4,953)	47.92
Expired	—	—	(5)	50.65	(175)	59.81

Balance outstanding at end of year	40,064	37.90	48,393	38.62	43,121	44.32

Balance exercisable at end of year	26,601	43.41	24,086	46.89	19,129	47.94

The weighted average fair value of options granted during these years was generally estimated by using the Black-Scholes option-pricing model as follows:

	Year ended December 31,
	2019	2018	2017
Weighted average fair value	—	$7.4	$5.7
16
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The fair value of these options was estimated on the date of grant, based on the following weighted average assumptions:

	Year ended December 31,
	2019	2018	2017
Dividend yield	—	0%	3.7%
Expected volatility	—	40%	29%
Risk-free interest rate	—	2.6%	2.1%
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
The following tables summarize

information a
s of
December 31, 2019 regarding the number of ordinary shares issuable upon (1) outstanding options and (2) vested options:

(1) Number of ordinary shares issuable upon exercise of outstanding options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life	Aggregate intrinsic value (in millions)
	Number of shares	$	Years	$
Lower than $15.01	592	11.40	7.85	—
$15.01 - $25.00	10,938	18.94	8.13	—
$25.01 - $35.00	7,914	34.62	7.16	—
$35.01 - $45.00	5,511	40.59	2.49	—
$45.01 - $55.00	10,328	50.74	4.53	—
$55.01 - $65.00	4,781	59.20	5.31	—

Total	40,064	37.90	5.89	—

(2) Number of ordinary shares issuable upon exercise of vested options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life	Aggregate intrinsic value (in millions)
	Number of shares	$	Years	$
Lower than $15.01	197	11.40	7.85	—
$15.01 - $25.00	3,211	18.57	8.05	—
$25.01 - $35.00	3,983	34.61	7.16	—
$35.01 - $45.00	5,511	40.59	2.49	—
$45.01 - $55.00	9,165	50.43	4.32	—

$ 55.01 - $ 65.00	4,534	59.37	5.27	—
Total	26,601	43.41	5.00	—

The aggregate intrinsic value in the above tables represents the total pre-tax
intrinsic value, based on the Company’s closing stock price of $9.8 on December 31, 2019, less the weighted average exercise price in each range. This represents the potential amount receivable by the option holders had all option holders exercised their options as of such date. As of December 31, 2019, there was an immaterial amount of options exercisable that were in-the-money.

16
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was immaterial, based on the Company’s average stock price of
$11.50
,

$20.92

and $25.62, for the years then ended, respectively
.
Status of
non-vested
RSUs and PSUs
The fair value of RSUs and PSUs is estimated based on the market value of the Company’s stock on the date of award grant (fair value of PSUs includes the effect of market conditions), less an estimate of dividends that will not accrue to RSU and PSU holders prior to vesting.
The following table summarizes information about the number of RSUs and PSUs issued and outstanding:

	Year ended December 31,
	2019		2018		2017
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Balance outstanding at beginning of year	10,403	$20.93	7,468	$27.95	4,636	$45.15
Granted	9,303	15.36	5,900	18.80	5,461	20.10
Vested	(2,435)	30.24	(1,638)	37.30	(1,884)	39.63
Forfeited	(1,294)	18.74	(1,327)	32.50	(745)	42.84

Balance outstanding at end of year	15,977	16.49	10,403	20.93	7,468	27.95

The Company expenses compensation costs
are
based on the grant-date fair value. For the years ended December 31, 2019, 2018 and 2017, the Company recorded stock-based compensation costs as follows:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
Employee stock options	$46	$74	$64
RSUs and PSUs	73	81	69

Total stock-based compensation expense	119	155	133
Tax effect on stock-based compensation expense	14	18	24

Net effect	$105	$137	$109

A
s of
December 31, 2019, the total unrecognized compensation cost before tax on employee stock options and RSU/PSUs amounted to $53 million and $159 million, respectively. This cost is expected to be recognized over a weighted average period of approximately 1.9 years and
2.7
years, respectively.
d.	Dividends:

Commencing in April 2015, dividends on Teva’s ordinary shares were declared in U.S. dollars. Dividends paid
per share in the years ended December 31, 2019, 2018 and 2017 were $0, $0 and $0.85, respectively.
In addition, total dividends paid on Teva’s mandatory convertible preferred shares in the years ended December 31, 2019, 2018 and 2017 were

$
0
,
$
0

and $70

million, respectively.

16
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Teva has not paid dividends on Teva ordinary shares or ADSs since December 2017.
e.	Accumulated other comprehensive loss:
The components of accumulated other

comprehensive loss attributable to Teva are presented in the table below:

	Net Unrealized Gains/(Losses)			Benefit Plans
	Foreign currency translation adjustments	Available- for- sale securities	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/credits	Total

Balance, January 1, 201 7	(2,592)	(7)	(479)	(81)	(3,159)
Other comprehensive income/(loss) before reclassifications	1,075	64	(167)	(3)	969
Amounts reclassified to the statements of income	378	(66)	27	(5)	334

Net other comprehensive income/(loss) before tax	1,453	(2)	(140)	(8)	1,303
Corresponding income tax		5	—	(2)	3

Net other comprehensive income/(loss) after tax*	1,453	3	(140)	(10)	1,306

Balance, December 31, 2017	(1,139)	(4)	(619)	(91)	(1,853)

Cumulative effect of new accounting standard **	—	5	—	—	5
Other comprehensive income/(loss) before reclassifications	(739)	(1)	87	4	(649)
Amounts reclassified to the statements of income		1	28	13	42

Net other comprehensive income/(loss) before tax	(739)	—	115	17	(607)
Corresponding income tax	—		—	(4)	(4)

Net other comprehensive income/(loss) after tax*	(739)	—	115	13	(611)

Balance, December 31, 2018	(1,878)	1	(504)	(78)	(2,459)
Other comprehensive income/(loss) before reclassifications	84	(1)	54	(11)	126
Amounts reclassified to the statements of income			30	(10)	20
Net other comprehensive income/(loss) before tax	84	(1)	84	(21)	146
Corresponding income tax	—	—	—	1	1
Net other comprehensive income/(loss) after tax*	84	(1)	84	(20)	147
Balance, December 31, 2019	(1,794)	—	(420)	(98)	(2,312)

*	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of $14 million gain in 201 9 , $26 million gain in 201 8 and $63 million loss in 201 7 .

**	Following the adoption of ASU 2016-01, the Company recorded a $5 million opening balance reclassification from accumulated other comprehensive income to retained earnings.

16
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
NOTE 15—Other assets impairments, restructuring and other items:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
Impairment of long-lived tangible assets (1)	$139	$500	$544
Contingent consideration (see note 2 0 )	59	57	154
Acquisition, integration and related costs	—	13	105
Restructuring	199	488	535
Venezuela deconsolidation charge (see note 1)	—	—	396
Other	26	(71)	102

Total	$423	$987	$1,836

(1)	Including impairments related to exit and disposal activities

Following Teva’s
two-year
restructuring plan announced in December 2017 and its ongoing plant rationalization efforts, the Company may change its current plans with respect to any given asset and/or the assumptions underlying such plans. Consequently, additional impairments may be recorded in the future.
Impairments
Impairments of tangible assets for the years ended on December 31, 2019, 2018 and 2017 were $139 million $500 million, and $544 million, respectively
.

Contingent consideration
In 2019, Teva recorded $59 million of contingent consideration expenses, compared to $57 million and $154 million
in 2018
and 2017
,
r
espectively.
The expenses in 2019
were
mainly related
to a change in the estimated future royalty payments from Eagle in connection with bendamustine sales and an increase in the expected future royalty payments to Eagle due to the orphan drug status granted to BENDEKA
®
, offset by the change in future royalty payments in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition.
Restructuring
In 2019, Teva recorded $199 million of restructuring expenses, compared to $488 million in 2018
and
 $535 million in 2017.

The expenses in 2019 were primarily related to headcount reductions across all functions, as part of the restructuring plan announced in 2017.
In December 2017, Teva announced a comprehensive
two-year
restructuring plan intended to reduce its cost base by $3 billion, unify and simplify its organization and improve business performance, profitability, cash flow generation and productivity. This plan achieved its goals by the end of 2019. Teva is continuing to evaluate opportunities to further optimize its manufacturing and supply network to achieve additional operational efficiencies.
Since the announcement of its restructuring plan, Teva reduced its global headcount by approximately
13,000
 full-time-equivalent employees.

1
70

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
The following tables provide the components of costs associated with Teva’s restructuring plan, including other costs associated with Teva’s restructuring plan and recorded under different items:

	Year ended December 31,
	201 9	201 8	201 7
	(U.S. $ in millions)
Restructuring
Employee termination	$159	$410	$443
Other	40	78	92

Total	$199	$488	$535

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 201 8	$(294)	$(17)	$(311)
Provision	(410)	(78)	(488)
Utilization and other*	500	66	566

Balance as of December 31, 201 8	$(204)	$(29)	$(233)

Provision	(159)	(40)	(199)
Utilization and other*	155	62	217

Balance as of December 31, 201 9	$(208)	$(7)	$(215)

*	Includes adjustments for foreign currency translation.

Significant regulatory events
In July 2018, the FDA completed an inspection of Teva’s manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-483
to the site. In October 2018, the FDA notified Teva that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, Teva received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control and investigations at this site. Teva has been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings. If Teva is
unable to remediate the findings to the FDA’s satisfaction, it may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. Teva expects to generate approximately $230 million in revenues from this site in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility or prevent approvals of new products from the site.
In July 2018, Teva announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown nitrosamine impurity called NDMA found in valsartan API supplied to it by Zhejiang Huahai Pharmaceutical Co., Ltd. (“Huahai”). Since July 2018, Teva has been actively engaged with regulatory agencies around the world in reviewing its sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, Teva has initiated additional voluntary recalls. The aggregate direct impact of this

1
71

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
recall on Teva’s 2018 and 2019 financial statements was $54 million, primarily related to inventory write-downs and returns. As a result of this loss, Teva initiated negotiations with Huahai and in December 2019, Teva reached a settlement with Huahai resolving its claims related to certain sartan API Huahai supplied to Teva. Under the settlement agreement, Huahai agreed to compensate Teva for some of the direct losses suffered by Teva and provide Teva prospective cost reductions for API. The settlement does not release Huahai from liability for any losses Teva may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. In addition, multiple lawsuits have been filed in connection with this matter, which may lead to additional customer penalties, impairments and litigation costs. Teva expects additional expenses and loss of revenues and profits in connection with this matter going forward.
NOTE 16
—
Other income:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs (1)	$50	67	1,083
Section 8 and similar payments (2)	5	195	83
Gain ( loss) on sale of assets	(1)	9	11
Other, net	22	20	22

Total other income	$76	$291	$1,199

(1)	Mainly related to the divestment of several activities in the International Markets segment.

(2)	Section 8 of the Patented Medicines (Notice of Compliance) Regulation relates to recoveries of lost revenue related to patent infringement proceedings in Canada.

NOTE 17—Financial expenses
—
net:

	Year ended December, 31
	2019	2018	2017
	(U.S. $ in millions)
Venezuela devaluation (1)	$—	$—	$42
Interest expenses and other bank charges	881	920	875
Income from investments	(41)	(39)	(84)
Foreign exchange (gains) losses — net	(15)	13	65
Other, net (2)	(4)	65	(3)

Total finance expense—net	$822	$959	$895

(1)	For further information regarding the Venezuela devaluation, refer to note 1a.

(2)	In 2018 , Other, net comprised mainly of a make-whole payment of $46 million following early redemption of senior notes during 2018.

1
72

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
NOTE 18—Earnings (loss) per share:
The net income attributable to Teva and the weighted average number of ordinary shares used in the
computation of basic and diluted
loss
per share for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(U.S. $ in millions, except share data)
Net income (loss) used for the computation of diluted loss per share	$(999)	$(2,399)	$(16,525)

Weighted average number of shares used in the computation of basic loss per share	1,091	1,021	1,016
Add:

Weighted average number of shares used in the computation of diluted loss per share	1,091	1,021	1,016

Basic earnings and loss per share are computed by dividing net results attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”)) during the period, net of treasury shares.
In computing dilutive loss per share for the years ended December 31, 2019, 2018 and 2017
,
no account was taken of the potential dilution of the assumed exercise of employee stock options, RSUs and PSUs, amounting to 113 million,

51 million and 38 million weighted average shares, respectively, and convertible senior debentures, since they had an anti-dilutive effect on loss
per share.
Additionally, in computing dilutive
loss
per share for the period between January 1, 2018 and December 17, 2018 and for the year ended December 31, 2017, no account was taken of the potential dilution of the mandatory convertible preferred shares amounting to 74 million and 59 million weighted average shares, respectively, since they had an anti-dilutive effect on loss per share.
NOTE 19
—
Segments:
Teva operates its business and reports its financial results in three
segments:
(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union and certain other European countries.

(c)	International Markets segment, which includes all countries other than those in the North America and Europe segments.

The Company began reporting its financial results under this structure in the first quarter of 2018. This change was reflected through retroactive recasting
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
17
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
a.	Segment information:

	Year ended December 31,
	2019
	North America	Europe	International Markets *
	(U.S. $ in millions)
Revenues	$8,542	$4,795	$2,246
Gross profit	4,350	2,704	1,167
R&D expenses	652	262	88
S&M expenses	1,021	890	481
G&A expenses	439	239	138
Other income	(14)	(5)	(3)

Segment profit	$2,252	$1,318	$464

	Year ended December 31,
	2018
	North America	Europe	International Markets *
	(U.S. $ in millions)
Revenues	$9,297	$5,186	$2,422
Gross profit	4,979	2,884	1,254
R&D expenses	713	283	96
S&M expenses	1,154	1,003	518
G&A expenses	484	325	153
Other income	(209)	—	(11)

Segment profit	$2,837	$1,273	$498

17
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31,
	2017
	North America	Europe	International Markets*
	(U.S. $ in millions)
Revenues	$12,141	$5,466	$2,863
Gross profit	7,322	2,887	1,433
R&D expenses	969	390	154
S&M expenses	1,288	1,130	672
G&A expenses	533	354	189
Other income	(92)	(16)	(8)
Segment profit	$4,624	$1,029	$426

*	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b.

	Year ended
	December 31,
	2019	2018	2017
	(U.S. $ in millions)
North America profit	$2,252	$2,837	$4,624
Europe profit	1,318	1,273	1,029
International Markets profit	464	498	426

Total reportable segments profit	4,034	4,608	6,079
Profit (loss) of other activities	108	115	(6)

Total segments profit	4,142	4,723	6,073
Amounts not allocated to segments:
Amortization	1,113	1,166	1,444
Other asset impairments, restructuring and other items	423	987	1,836
Goodwill impairment	—	3,027	17,100
Intangible asset impairments	1,639	1,991	3,238
Gain on divestitures, net of divestitures related costs	(50)	(66)	(1,083)
Inve nto r y St ep — up	—	—	67
Other R&D expenses	(15)	83	221
Costs related to regulatory actions taken in facilities	45	14	47
Legal settlements and loss contingencies	1,178	(1,208)	500
Other unallocated amounts	252	366	187

Consolidated operating income (loss)	(443)	(1,637)	(17,484)

Financial expenses, net	822	959	895

Consolidated income (loss) before income taxes	$(1,265)	$(2,596)	$(18,379)

17
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
b.	Segment revenues by major products and activities:
The following tables present revenues by major products and activities for each segment for the year ended December 31, 2019, 2018 and 2017:
North America segment:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
Generic products	$3,963	$4,056	$5,203
COPAXONE	1,017	1,759	3,116
BENDEKA/TREANDA	496	642	656
ProAir*	274	397	501
QVAR	250	182	313
AJOVY	93	3	—
AUSTEDO	412	204	24
Anda	1,492	1,347	1,153
Other	546	708	1,175

Total	$8,542	$9,297	$12,141

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.
Europe segment:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
Generic products	$3,470	$3,593	$3,471
COPAXONE	432	535	595
Respiratory products	354	402	368
Other	539	656	1,033

Total	$4,795	$5,186	$5,466

International Markets segme
n
t:

	Year ended December 31,
	2019	2018	2017
	(U.S. $ in millions)
Generic products	$1,893	$2,022	$2,370
COPAXONE	63	72	91
Distributio n	20	19	17
Other	271	309	385
Total	$2,246	$2,422	$2,863

*	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1b.

17
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Teva revenues from external customers attributed to Israel were less than 5% of the consolidated revenues in the years ended December 31, 2019, 2018 and 2017, respectively.
c.	Supplemental data — major customers:
The following table represents the percentage of consolidated third party net sales to Teva’s major customers during the years ended December 31, 2019, 2018 and 2017.

	Percentage of Third Party Net Sales
	2019	2018	2017
McKesson Corporation	13%	12%	16%
AmerisourceBergen Corporation	12%	14%	15%
Most of Teva’s revenues from these customers were
generated
in the North America segment.
d.	Property, plant and equipment—by geographical location were as follows:

	December 31,
	2019	2018
	(U.S. $ in millions)
Israel	$1,670	$1,987
United States	864	950
Croatia	517	538
Germany	665	518
Czech republic	343	352
Hungary	330	343
Japan	177	188
Other	1,870	1,992

Total property, plant and equipment	$6,436	$6,868

17
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
NOTE 20
—
Fair value measurement:
Financial items

carried at fair value as of

December 31, 2019 and 2018 are classified in the tables below in one of the three categories described in note 1
g
:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$577	$—	$—	$577
Cash, deposits and other	1,398	—	—	1,398
Investment in securities:
Equity securities	42	—	—	42
Other, mainly debt securities	2	—	12	14
Derivatives:
Asset derivatives — options and forward contracts	—	32	—	32
Liabilities derivatives — options and forward contracts	—	(41)	—	(41)
Liabilities derivatives — interest rate and cross-currency swaps	—	(22)	—	(22)
Contingent consideration*	—	—	(460)	(460)

Total	$2,019	$(31)	$(448)	$1,540

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$203	$—	$—	$203
Cash, deposits and other	1,579	—	—	1,579
Investment in securities:
Equity securities	51	—	—	51
Other, mainly debt securities	2	—	10	12
Derivatives:
Asset derivatives — options and forward contracts	—	18	—	18
Asset derivatives — cross-currency swaps	—	58	—	58
Liability derivatives — options and forward contracts	—	(26)	—	(26)
Liabilities derivatives — interest rate and cross-currency swaps	—	(50)	—	(50)
Contingent consideration*	—	—	(507)	(507)

Total	$1,835	$—	$(497)	$1,338

*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
Teva determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the

17
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the United States and Europe
;
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
The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs
.

	December 31, 2019	December 31, 2018
	(U.S. $ in millions)
Fair value at the beginning of the period	$(497)	$(717)
Investment in debt securities	2	(8)
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	92	—
Labrys acquisition	—	(17)
Eagle transaction	(151)	(40)
Settlement of contingent consideration:
Labrys acquisition	—	151
Eagle transaction	106	134
Fair value at the end of the period	$(448)	$(497)

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

17
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value consist of senior notes and convertible senior debentures (see note 9), and are presented in the below table in terms of fair value:

	Estimated fair value*
	December 31,
	2019	2018
	(U.S. $ in millions)
Senior notes included under long-term liabilities	$22,686	$23,560
Senior notes and convertible senior debentures included under short-term liabilities	2,318	2,140

Fair value at the end of the period	$25,004	$25,700

* The fair value was estimated based on quoted market prices.
NOTE 21—Long-term employee-related obligations:
a.	Long-term employee-related obligations consisted of the following:

	December 31,
	2019	2018
	(U.S. $ in millions)
Accrued severance obligations	$76	$75
Defined benefit plans	165	146

Total	$241	$221

As of December 31, 2019 and 2018,
Teva
had $82 million and $137 million, respectively, deposited in funds managed by financial institutions
and
earmarked by management to cover severance pay liability mainly in respect of Israeli employees. Such deposits are not considered to be “plan assets” and are therefore included in long-term investments and receivables.
Most of the change resulted from actuarial updates, as well as from exiting from several defined benefit plans in several countries.
The Company expects to expense an approximate contribution of $116 million in 2020 to pension funds and insurance companies in connection wit
h
its severance and pension pay obligations.
The main terms of the different arrangements with employees are described in below.
b.	Terms of arrangements:
Israel
Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Parent Company and its Israeli subsidiaries make ongoing deposits into employee pension plans to fund their severance liabilities. Generally, employees that joined the Company after 2005, have signed an arrangement, pursuant to which such deposits are made in lieu of the Company’s severance liability. Therefore, no obligation is provided for in the financial statements. Severance pay liabilities with respect to employees who were employed by the Parent Company and its Israeli subsidiaries prior to that date, as well as employees who have special contractual arrangements, are provided for in the financial statements based upon the number of years of service and the latest monthly salary of such employees.

1
80

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
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
North Americ
a
The Company’s North American subsidiaries mainly provi
de
various defined contribution plans for the benefit of their employees. Under these plans, contributions are based on specified percentages of pay. Additionally, a multi-employer plan is maintained in accordance with various union agreements.
Latin Americ
a
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
The Company expects to pay the following future minimum benefits to its employees: $7 million in 2020; $7 million in 2021; $7 million in 2022; $7 million in 2023; $7 million in 2024 and $41 million in the aggregate
between
2025
to
2029
. These amounts do not include amounts that may be paid to employees who cease working with the Company before their normal retirement age.
NOTE 22 – Selected quarterly financial data (unaudited
):
The following table presents selected unaudited quarterly financial data for 201
9
 and 201
8
:

	2019
	4th quarter	3rd quarter	2nd quarter	1st quarter
	(U.S $ in millions except per share amounts)
Net revenues *	4,468	4,093	4,177	4,149
Gross profit	1,958	1,830	1,893	1,856
Net income (loss)	75	(307)	(671)	(97)
Net income (loss) attributable to Teva	110	(314)	(689)	(105)
Net income (loss) attributable to ordinary shareholders	110	(314)	(689)	(105)
Earnings per share attributable to ordinary shareholders:
Basic	0.10	(0.29)	(0.63)	(0.10)
Diluted	0.10	(0.29)	(0.63)	(0.10)

1
81

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	2018
	4th quarter	3rd quarter	2nd quarter	1st quarter
	(U.S $ in millions except per share amounts)
Net revenues *	4,419	4,385	4,552	4,916
Gross profit	1,971	1,977	2,033	2,315
Net income (loss)	(3,243)	(197)	(166)	1,134
Net income (loss) attributable to Teva	(2,886)	(208)	(176)	1,120
Net income (loss) attributable to ordinary shareholders	(2,940)	(273)	(241)	1,055
Earnings per share attributable to ordinary shareholders:
Basic	(2.85)	(0.27)	(0.24)	1.04
Diluted	(2.85)	(0.27)	(0.24)	1.03

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See table below and not
e
1b.

The following table summarizes the impact of the revision on net revenues and cost of sales in the consolidated statement of income for the relevant periods:

		Net revenues			Cost of sales
		As reported	Adjustment	As revised	As reported	Adjustment	As revised
		(U.S. $ in millions)
2018	Q1	5,065	(149)	4,916	2,750	(149)	2,601
	Q2	4,701	(150)	4,552	2,668	(150)	2,518
	Q3	4,529	(143)	4,385	2,552	(143)	2,409
	Q4	4,559	(141)	4,419	2,588	(141)	2,447

2019	Q1	4,295	(146)	4,149	2,440	(146)	2,293
	Q2	4,337	(159)	4,177	2,443	(159)	2,284
	Q3	4,264	(171)	4,093	2,435	(171)	2,264
NOTE 23 – Subsequent event:
In September 2017, we entered into a partnership agreement with Nuvelution for the development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. See note 2. On February 19, 2020, we received results for these clinical trials, which found that the clinical trials failed to meet their primary endpoints. As a result, we will incur an intangible asset impairment of $211 million in the first quarter of 2020.
1
82

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2019
(U.S. $ in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2019	$232	$(16)	$—	$(7)	$209

Year ended December 31, 2018	$232	$13	$(9)	$(4)	$232

Year ended December 31, 2017	$191	$12	$51	$(22)	$232

Allowance in respect of carryforward tax losses and deductions that may not be utilized:
Year ended December 31, 2019	$1,633	$555	$—	$(214)	$1,974

Year ended December 31, 2018	$1,504	$407	$5	$(283)	$1,633

Year ended December 31, 2017	$1,690	$173	$390	$(749)	$1,504

18
3

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
After evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of Teva’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2019, Teva’s internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2019 has been audited by Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements.”
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.
18
4

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to Teva’s 2020 Proxy Statement, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019, with respect to Teva’s directors, executive officers and corporate governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.
ITEM 11. EXECUTIVE COMPENSATION
Reference is made to Teva’s 2020 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2019, with respect to Teva’s executive compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to Teva’s 2020 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2019, with respect to the security ownership of certain beneficial owners and management and related stockholder matters of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to Teva’s 2020 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2019, with respect to certain relationships and related transactions, and director independence of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is made to Teva’s 2020 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2019, with respect to principal accountant fees and services provided to Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.
18
5

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

4.13	Permanent Global Certificate, dated as of April 25, 2012, and the Terms of the CHF 450,000,000 1.5 per cent Notes due 2018 (17)

4.14	Guarantee, dated as of April 25, 2012, by Teva Pharmaceutical Industries Limited (18)

4.15	Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V. and The Bank of New York Mellon, as trustee (19)

4.16
Supplemental Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.250% Senior Notes due 2023 and the form of 1.875% Senior Notes due 2027 (20)

4.17
Second Supplemental Senior Indenture, dated as of July 25, 2016, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 0.375% Senior Notes due 2020, the form of 1.125% Senior Notes due 2024 and the form of 1.625% Senior Notes due 2028 (21)

4.18	Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (22)

4.19
First Supplemental Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.200% Senior Notes due 2021, the form of 2.800% Senior Notes due 2023, the form of 3.150% Senior Notes due 2026 and the form of 4.100% Senior Notes due 2046 (23)

4.20	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 300,000,000 0.125 per cent Notes due 2018 (24)

4.21	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 0.500 per cent Notes due 2022 (25)

4.22	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 1.000 per cent Notes due 2025 (26)

4.23	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2022 Notes) (27)

4.24	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2025 Notes) (28)

4.25	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (29)

4.26
First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 6.000% Senior Notes due 2024 and the form of 6.750% Senior Notes due 2028 (30)

4.27	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (31)

4.28
First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 3.250% Senior Notes due 2022 and the form of 4.500% Senior Notes due 2025 (32)

4.29
Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 6.000% Senior Notes due 2025 (33)

4.30
Registration Rights Agreement, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the initial purchasers party thereto (34)

4.31
Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.125% Senior Notes due 2025 (35)

4.32
Registration Rights Agreement, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the initial purchasers party thereto (36)

4.33	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 *

4.34	Other long-term debt instruments: The registrant hereby undertakes to provide the Securities and Exchange Commission with copies upon request.

10.1
Senior Unsecured Revolving Credit Agreement, dated as of April 8, 2019, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Finance Netherlands II B.V., Bank of America, N.A. and the lenders party thereto (37)

10.2	Employment Agreement, dated September 7, 2017, between Teva Pharmaceutical Industries Limited and Kåre Schultz (38)

10.3	Employment Agreement, dated as of February 8, 2018, between Teva Pharmaceuticals USA, Inc. and Michael McClellan (39)

10.4	Letter Agreement, dated as of September 19, 2017, between Teva Pharmaceuticals USA, Inc. and Michael McClellan (40)

10.5	Letter Agreement, dated as of April 26, 2017, between Teva Pharmaceuticals USA, Inc. and Michael McClellan (41)

10.6	Amended and Restated Employment Agreement, dated as of February 7, 2018, between Teva Pharmaceuticals USA, Inc. and Carlo de Notaristefani (42)

10.7	Separation Agreement, dated as of November 4, 2019, between Teva Pharmaceuticals USA, Inc. and Carlo de Notaristefani *

10.8	Employment Agreement, dated as of June 18, 2017, between Teva Pharmaceuticals USA, Inc. and Hafrun Fridriksdottir (43)

10.9	Amendment to Employment Agreement between Teva Pharmaceuticals USA, Inc. and Hafrun Fridriksdottir, dated as of January 4, 2019 (44)

10.10	Employment Agreement, dated as of December 22, 2013, between Teva Pharmaceuticals USA Inc. and Brendan O’Grady *

10.11	Employment Agreement, dated as of April 1, 2019, between Teva Pharmaceutical Industries Limited and Gianfranco Nazzi *

10.12	Long-Term Assignment Letter, dated as of August 9, 2018, between Teva Pharmaceutical Industries Limited and Michael McClellan (45)

10.13	Employment Agreement, dated as of November 6, 2019, between Teva Pharmaceutical Industries Limited and Eli Kalif *

10.14	Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (46)

10.15	Teva Pharmaceuticals USA, Inc. Supplemental Deferred Compensation Plan (47)

10.16	Teva Pharmaceuticals USA, Inc. Defined Contribution Supplemental Executive Retirement Plan (48)

10.17	Form of Indemnification and Release Agreement (49)

10.18	Form Director Award Agreement (50)

10.19	Hafrun Fridriksdottir Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants (51)

10.20	Kåre Schultz Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to November 3, 2017 grant (52)

10.21
Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants made to Michael McClellan and Hafrun Fridriksdottir and selected 2017 grants made to Michael McClellan (53)

10.22	Hafrun Fridriksdottir Substitute Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to August 2, 2016 stock option grant (54)

10.23
Hafrun Fridriksdottir Substitute Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to August 2, 2016 restricted stock unit grant (55)

10.24
Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2017 grants made to Carlo de Notaristefani, Hafrun Fridriksdottir and Kåre Schultz (56)

10.25	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants made to Carlo de Notaristefani (57)

10.26
Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2018 grants made to Kåre Schultz, Michael McClellan, Carlo de Notaristefani, Hafrun Fridriksdottir, Gianfranco Nazzi and Brendan O’Grady (58)

10.27	Form Bonus Letter Agreement (59)

10.28	Michael McClellan Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to September 18, 2017 grant (60)

10.29	Form Special Award Letter applicable to selected 2017 grants made to Gianfranco Nazzi and Brendan O’Grady *

10.30
Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants and 2017 grants made to Gianfranco Nazzi and Brendan O’Grady *

10.31	Form Award Agreement (RSUs and PSUs) under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan *

10.32	Amendment to Employment Agreement between Teva Pharmaceutical Industries Limited and Eli Kalif, dated as of February 6, 2020 *

21	Subsidiaries of the Registrant *

23	Consent of Kesselman & Kesselman, independent registered public accountants *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

1.	English translation or summary from Hebrew original, which is the official version.

2.	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form F-1(Reg. No. 33-15736).

3.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on December 14, 2018.

4.	Incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on December 14, 2018.

5.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 4, 2018.

6.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on January 31, 2006.

7.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on January 31, 2006.

8.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on January 31, 2006.

9.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on May 4, 2010.

10.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on November 10, 2011.

11.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on December 18, 2012.

12.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on November 10, 2011.

13.	Incorporated by reference to Exhibit 4.4 to Form 6-K filed on November 10, 2011.

14.	Incorporated by reference to Exhibit 4.4 to Form 6-K filed on December 18, 2012.

15.	Incorporated by reference to Exhibit 4.5 to Form 6-K filed on November 10, 2011.

16.	Incorporated by reference to Exhibit 4.6 to Form 6-K filed on November 10, 2011.

17.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on April 25, 2012.

18.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on April 25, 2012.

19.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on March 31, 2015.

20.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on March 31, 2015.

21.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 25, 2016.

22.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on July 21, 2016.

23.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 21, 2016.

24.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on July 28, 2016.

25.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 28, 2016.

26.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on July 28, 2016.

27.	Incorporated by reference to Exhibit 4.5 to Form 6-K filed on July 28, 2016.

28.	Incorporated by reference to Exhibit 4.6 to Form 6-K filed on July 28, 2016.

29.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2018.

30.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 14, 2018.

31.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on March 14, 2018.

32.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed on March 14, 2018.

33.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 25, 2019.

34.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on November 25, 2019.

35.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed on November 25, 2019.

36.	Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed on November 25, 2019.

37.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 10, 2019.

38.	Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed on February 12, 2018.

39.	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 12, 2018.

40.	Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on February 12, 2018.

41.	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on February 12, 2018.

42.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on February 12, 2018.

43.	Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed on February 12, 2018.

44.	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed on February 19, 2019.

45.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 1, 2018.

46.	Incorporated by reference to Exhibit A to Proxy Statement filed on June 8, 2017.

47.	Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed on February 12, 2018.

48.	Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed on February 12, 2018.

49.	Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed on February 12, 2018.

50.	Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed on February 12, 2018.

51.	Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K filed on February 12, 2018.

52.	Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed on February 12, 2018.

53.	Incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed on February 12, 2018.

54.	Incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-K filed on February 12, 2018.

55.	Incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed on February 12, 2018.

56.	Incorporated by reference to Exhibit 10.60 to Annual Report on Form 10-K filed on February 12, 2018.

57.	Incorporated by reference to Exhibit 10.61 to Annual Report on Form 10-K filed on February 12, 2018.

58.	Incorporated by reference to Exhibit 10.63 to Annual Report on Form 10-K filed on February 12, 2018.

59.	Incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed on February 12, 2018.

60.	Incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K filed on February 12, 2018.

ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

By:	/s/ Kåre Schultz
Name:	Kåre Schultz
Title:	President and Chief Executive Officer
Dated:	February 21, 2020
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each of the undersigned directors and/or officers of Teva Pharmaceutical Industries Limited, a corporation organized under the laws of Israel, hereby constitutes and appoints Kåre Schultz, Eli Kalif, David M. Stark and Deborah A. Griffin, and each of them, his or her true and lawful attorneys-in-fact
and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign, execute and deliver with the U.S. Securities and Exchange Commission any and all amendments to this annual report on Form
10-K,
with all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact
and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ Dr. Sol J. Barer Dr. Sol J. Barer	Chairman of the Board of Directors	February 21, 2020

By:	/s/ Kåre Schultz Kåre Schultz	President and Chief Executive Officer and Director	February 21, 2020

By:	/s/ Eli Kalif Eli Kalif	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 21, 2020

By:	/s/ Deborah A. Griffin Deborah A. Griffin	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

By:	/s/ Rosemary A. Crane Rosemary A. Crane	Director	February 21, 2020

By:	/s/ Amir Elstein Amir Elstein	Director	February 21, 2020

	Name	Title	Date

By:	/s/ Murray A. Goldberg Murray A. Goldberg	Director	February 21, 2020

By:	/s/ Jean-Michel Halfon Jean-Michel Halfon	Director	February 21, 2020

By:	/s/ Gerald M. Lieberman Gerald M. Lieberman	Director	February 21, 2020

By:	/s/ Roberto A. Mignone Roberto A. Mignone	Director	February 21, 2020

By:	/s/ Dr. Perry D. Nisen Dr. Perry D. Nisen	Director	February 21, 2020

By:	/s/ Nechemia (Chemi) J. Peres Nechemia (Chemi) J. Peres	Director	February 21, 2020

By:	/s/ Prof. Ronit Satchi-Fainaro Prof. Ronit Satchi-Fainaro	Director	February 21, 2020
193