Form 10-Q
period 2020-03-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2020-05-07
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
of the Act).    Yes
☐
    No
☒
As of March 31, 2020, the registrant had 1,095,524,777 ordinary shares outstanding.

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
R&D, references to “S&M” are to Selling and Marketing and references to “G&A” are to General and Administrative. Some amounts in this report may not add up due to rounding. All percentages have been calculated using unrounded amounts. This report on Form
10-Q
contains many of the trademarks and trade names used by Teva in the United States and internationally to distinguish its products and services. Any third-party trademarks mentioned in this report are the property of their respective owners.
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
•	our substantial indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments, may result in a further downgrade of our credit ratings; and our inability to raise debt or borrow funds in amounts or on terms that are favorable to us;
•	our business and operations in general, including uncertainty regarding the magnitude, duration, and geographic reach of the
COVID-19
pandemic and its impact on our business, financial condition, operations, cash flows, and liquidity and on the economy in general; manufacturing or quality control protocols; interruptions in our supply chain, including due to potential effects of the
COVID-19
pandemic on our operations and business in geographic locations impacted by the pandemic and on the business operations of our customers and suppliers; our ability to successfully execute and maintain the activities and efforts related to the measures we have taken or may take in response to the
COVID-19
pandemic and associated costs therewith; challenges associated with conducting business globally, including adverse effects of the
COVID-19
pandemic; costs resulting from the extensive governmental regulation to which we are subject or delays in governmental processing time due to modified government operations due to the
COVID-19
pandemic, including effects on product and patent approvals due to the
COVID-19
pandemic; disruptions of information technology systems; and our ability to successfully compete in the marketplace;
•	our business and operations in general, including: effectiveness of our restructuring plan announced in December 2017; our ability to attract, hire and retain highly skilled personnel; our ability to develop and commercialize additional pharmaceutical products; compliance with anti-corruption sanctions and trade control laws; manufacturing or quality control problems; interruptions in our supply chain; disruptions of information technology systems; breaches of our data security; variations in intellectual property laws; challenges associated with conducting business globally, including adverse effects of political or economic instability, major hostilities or terrorism; significant sales to a limited number of customers; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; our prospects and opportunities for growth if we sell assets and potential difficulties related to the operation of our new global enterprise resource planning (ERP) system;

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
•	compliance, regulatory and litigation matters, including: increased legal and regulatory action in connection with public concern over the abuse of opioid medications in the U.S. and our ability to reach a final resolution of the remaining opioid-related litigation; costs and delays resulting from the extensive governmental regulation to which we are subject; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; governmental investigations into S&M practices; potential liability for patent infringement; product liability claims; increased government scrutiny of our patent settlement agreements; failure to comply with complex Medicare and Medicaid reporting and payment obligations; and environmental risks;
•	other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our intangible assets; potential significant increases in tax liabilities; and the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business;
and other factors discussed in this Quarterly Report on Form
10-Q
and in our Annual Report on Form
10-K
for the year ended December 31, 2019, including in the sections captioned “Risk Factors.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,804	$1,975
Accounts receivables, net of allowance for credit losses of $127 million and $135 million as of March 31, 2020 and December 31, 2019	5,189	5,676
Inventories	4,290	4,422
Prepaid expenses	977	870
Other current assets	538	434
Assets held for sale	86	87

Total current assets	12,884	13,464
Deferred income taxes	440	386
Other non-current assets	550	591
Property, plant and equipment, net	6,221	6,436
Operating lease right-of-use assets	489	514
Identifiable intangible assets, net	10,256	11,232
Goodwill	24,490	24,846

Total assets	$55,330	$57,470

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,630	$2,345
Sales reserves and allowances	5,662	6,159
Accounts payables	1,710	1,718
Employee-related obligations	540	693
Accrued expenses	1,718	1,869
Other current liabilities	1,061	889

Total current liabilities	12,322	13,674
Long-term liabilities:
Deferred income taxes	912	1,096
Other taxes and long-term liabilities	2,624	2,640
Senior notes and loans	24,473	24,562
Operating lease liabilities	411	435

Total long-term liabilities	28,420	28,733

Commitments and contingencies , see note 10
Total liabilities	40,742	42,407

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; March 31, 2020 and December 31, 2019: authorized 2,495 million shares; issued 1,201 million shares and 1,198 million shares, respectively	56	56
Additional paid-in capital	27,342	27,312
Accumulated deficit	(6,887)	(6,956)
Accumulated other comprehensive loss	(2,852)	(2,312)
Treasury shares as of March 31, 2020 and December 31, 2019 — 106 million ordinary shares	(4,128)	(4,128)

	13,531	13,972

Non-controlling interests	1,057	1,091

Total equity	14,588	15,063

Total liabilities and equity	$55,330	$57,470

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Net revenues	$4,357	$4,149
Cost of sales	2,294	2,293

Gross profit	2,063	1,856
Research and development expenses	221	261
Selling and marketing expenses	613	648
General and administrative expenses	304	292
Intangible assets impairments	649	469
Other assets impairments, restructuring and other items	121	1
Legal settlements and loss contingencies	(25)	57
Other income	(13)	(6)

Operating (loss) income	191	134
Financial expenses, net	224	218

Income (loss) before income taxes	(33)	(84)
Income taxes (benefit)	(59)	9
Share in (profits) losses of associated companies, net	1	4

Net income (loss)	25	(97)
Net income ( loss) attributable to non-controlling interests	(44)	8

Net income (loss) attributable to Teva	69	(105)

Net income (loss) attributable to ordinary shareholders	$69	$(105)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.06	$(0.10)

Diluted	$0.06	$(0.10)

Weighted average number of shares (in millions):
Basic	1,093	1,090

Diluted	1,096	1,090

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Net income (loss)	$25	$(97)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(560)	47
Unrealized gain from derivative financial instruments	30	47

Total other comprehensive income (loss)	(530)	94

Total comprehensive income (loss)	(505)	(3)
Comprehensive income (loss) attributable to non-controlling interests	(34)	2

Comprehensive income (loss) attributable to Teva	$(471)	$(5)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2019	1,198	56	27,312	(6,956)	(2,312)	(4,128)	13,972	1,091	15,063
Comprehensive income (loss)				69	(540)		(471)	(34)	(505)
Issuance of Shares	3	*							*
Stock-based compensation expense			30				30		30

Balance at March 31, 2020	1,201	$56	$27,342	$(6,887)	$(2,852)	$(4,128)	$13,531	$1,057	$14,588

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2018	1,196	56	27,210	(5,958)	(2,459)	(4,142)	14,707	1,087	15,794
Comprehensive income (loss)				(105)	100		(5)	2	(3)
Issuance of shares	2	*							*
Issuance of Treasury Shares			(3)			5	2		2
Stock-based compensation expense			34				34		34
Other			(6)				(6)		(6)

Balance at March 31, 2019	1,198	$56	$27,234	$(6,063)	$(2,359)	$(4,137)	$14,732	$1,089	$15,821

*	Represents an amount less than $ 0.5 million.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Operating activities:
Net income (loss)	$25	$(97)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	399	443
Impairment of long-lived assets	724	489
Net change in operating assets and liabilities	(666)	(805)
Deferred income taxes – net and uncertain tax positions	(233)	(33)
Stock-based compensation	30	34
Net loss (gain) from sale of long-lived assets and investments	24	(2)
Other items	2	83

Net cash provided by operating activities	305	112

Investing activities:
Beneficial interest collected in exchange for securitized accounts receivables	368	362
Purchases of property, plant and equipment	(128)	(125)
Proceeds from sale of long lived assets	6	11
Other investing activities	6	24

Net cash provided by investing activities	252	272

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(700)	(126)
Tax withholding payments made on shares and dividends	—	(52)
Other financing activities	—	(11)

Net cash used in financing activities	(700)	(189)

Translation adjustment on cash and cash equivalents	(28)	(4)

Net change in cash and cash equivalents	(171)	191
Balance of cash and cash equivalents at beginning of period	1,975	1,782

Balance of cash and cash equivalents at end of period	$1,804	$1,973

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$375	$396

Amounts may not add up due to rounding
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of presentation:
a. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all recurring adjustments necessary to fairly state the financial position and results of operations of Teva. The information included in this Quarterly Report on Form
10-Q
should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form
10-K
for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”). Amounts as of December 31, 2019 were derived from the audited balance sheet at that date, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included.
In the process of preparing the consolidated financial statements, management makes estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. The inputs into Teva’s judgments and estimates also consider the economic implications of COVID-19 on its critical and significant accounting estimates, most significantly in relation to sales, reserves and allowances, IPR&D assets, marketed product rights and goodwill, all of which will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on customers and markets. All estimates made by Teva related to the impact of COVID-19 within its financial statements may change in future periods. Actual results could differ from those estimates.
Certain comparative figures have been reclassified to conform to current presentation. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.
b. Significant accounting policies
Recently adopted accounting pronouncements
In March 2020, the FASB issued ASU
2020-04
“Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. There was no impact to the Company’s consolidated financial statements for the quarter ended March 31, 2020 as a result of adopting this standard update. The Company will continue to evaluate this guidance to determine the impact it may have in the future on its consolidated financial statements.
In April 2019, the FASB issued ASU
2019-04
“Codification Improvements to Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825).” This ASU provides clarifications of three topics related to financial instruments accounting. Teva adopted the provisions of this update as of January 1, 2020 with no material impact on its consolidated financial statements.
In November 2018, the FASB issued ASU
2018-18
“Collaborative Arrangements (Topic 808)—Clarifying the interaction between Topic 808 and Topic 606.” The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account
guidance in ASC 808 to align with guidance in ASC 606 and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. Teva adopted the provisions of this update as of January 1, 2020 with no material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU
2018-15
“Intangibles—Goodwill and
other—Internal-use
software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. Teva applied the guidance prospectively to all implementation costs incurred after the date of adoption. Teva adopted the provisions of this update as of January 1, 2020 with no material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU
2018-13
“Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance must be applied on a retrospective basis and others on a prospective basis. Teva adopted the provisions of this update as of January 1, 2020 with no material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU
2016-13
“Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Teva adopted the provisions of this update as of January 1, 2020 with no impact on its consolidated financial statements.
Recently issued accounting pronouncement, not yet adopted
In December 2019, the FASB issued ASU
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
In addition, the Update also simplifies the accounting for income taxes in certain topics as follows: (1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based
tax; (2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifying that an entity can elect (rather than be required to) allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
c. Revision of Previously Reported Consolidated Financial Statements
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
Specifically, the Company concluded that it presented revenues from its Israeli distribution business on a gross basis, although it should have reported such revenues on a net basis. Because Teva has no discretion in establishing prices for any specified goods or services, limited inventory risk and is not primarily responsible for contract fulfillment, Teva does not meet the criteria for reporting revenues from such business as a principal (on a gross basis), as opposed to as an agent (on a net basis).
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the impact of the revision on net revenues and cost of sales in the consolidated statement of income for the relevant period:

		Net revenues			Cost of sales
		As reported	Adjustment	As revised	As reported	Adjustment	As revised
		(U.S. $ in millions)
2019	Q1	4,295	(146)	4,149	2,440	(146)	2,293
NOTE 2 – Certain transactions:
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
On January 8, 2018, Teva signed a global license agreement with Alder BioPharmaceuticals (“Alder”). The agreement validates Teva’s IP and resolves Alder’s opposition to Teva’s European patent with respect to anti-calcitonin gene-related peptide (CGRP) antibodies, including the withdrawal of Alder’s appeal before the European Patent Office. Under the terms of the agreement, Alder will receive a non-exclusive
license to Teva’s anti-CGRP antibodies patent portfolio to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea. Teva received a $25 million upfront payment that was recognized as revenue during the first quarter of 2018, and a
$25
million milestone payment in March 2020 that was recognized as revenue in the first quarter of 2020. The agreement stipulates additional milestone payments to Teva of up to $150 million, as well as future royalties.
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
AUSTEDO
®
On September 19, 2017, Teva entered into a partnership agreement with Nuvelution Pharma, Inc. (“Nuvelution”) for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. There are no further plans in this indication following clinical trial results received in February 2020, which failed to meet their primary endpoints.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Otsuka
On May 12, 2017, Teva entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”), providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for AJOVY in Japan and, if approved, to commercialize the product in Japan. Otsuka paid Teva an upfront payment of $50 million in consideration for the transaction. Teva may receive additional milestone payments upon filing with Japanese regulatory authorities, receipt of regulatory approval and achievement of certain revenue targets. Otsuka will also pay Teva royalties on AJOVY sales in Japan. Results for these trials were received in January 2020 indicating that primary and secondary endpoints were achieved and that no clinically significant adverse events were observed in subjects.
Celltrion
In October 2016, Teva and Celltrion, Inc. (“Celltrion”) entered into a collaborative agreement to commercialize TRUXIMA
®
and HERZUMA
®
, two biosimilar products for the U.S. and Canadian markets. Teva paid Celltrion $160 million, of which up to $60 million is refundable or creditable. Teva and Celltrion will share the profit from the commercialization of these products. These two products, TRUXIMA and HERZUMA, were approved by the FDA in November and December 2018, respectively and were launched in the United States in November 2019 and March 2020, respectively.
Regeneron
In September 2016, Teva and Regeneron Pharmaceuticals, Inc. (“Regeneron”) entered into a collaborative agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. Teva and Regeneron share equally in the global commercial rights to this product, as well as ongoing associated R&D costs of approximately
$1
billion. Teva made an upfront payment of
$250
million to Regeneron in the third quarter of 2016 as part of the agreement. The agreement stipulates additional development milestone payments to Regeneron, as well as future royalties.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended March 31, 2020
	North America	Europe		International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,625		1,370	482	177	3,655
Licensing arrangements	25		12	3	1	41
Distribution	426		2	6	—	434
Other	6		19	74	129	227

	$2,082		$1,402	$565	$307	$4,357

	Three months ended March 31, 2019
	North America	Europe		International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of g oods	1,637		1,259	468	187	3,551
Licensing arrangements	31		5	§	1	37
Distribution	379	§		5	—	383
Other	—	§		48	128	176

	$2,047		$1,264	$521	$317	$4,149

§	Represents an amount less than $1 million.
The financial data presented in the tables above with respect to prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c.
Variable consideration
Variable consideration mainly includes sales reserves and allowances (“SR&A”), comprised of rebates (including Medicaid and other governmental program discounts), chargebacks, returns and other promotional (including shelf stock adjustments) items. Provisions for prompt payment discounts are netted against accounts receivables.
The Company recognizes these provisions at the time of sale and adjusts them if the actual amounts differ from the estimated provisions.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
SR&A to U.S. customers comprised approximately 82% of the Company’s total SR&A as of March 31, 2020, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the three months ended March 31, 2020 and 2019 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S. $ in millions)
Balance at December 31, 2019	$87	$2,895	$1,109	$1,342	$637	$176	$6,159	$6,246
Provisions related to sales made in current year period	102	1,370	233	2,223	139	33	3,998	4,100
Provisions related to sales made in prior periods	—	(106)	(29)	(16)	(1)	4	(148)	(148)
Credits and payments	(106)	(1,513)	(248)	(2,396)	(112)	(35)	(4,304)	(4,410)
Translation differences	—	(21)	(2)	(6)	(4)	(10)	(43)	(43)

Balance at March 31, 2020	$83	2,625	$1,063	$1,147	$659	$168	$5,662	$5,745

	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S.$ in millions)
Balance at December 31, 2018	$175	$3,006	$1,361	$1,530	$638	$176	$6,711	$6,886
Provisions related to sales made in current year period	112	1,350	324	2,320	72	114	4,180	4,292
Provisions related to sales made in prior periods	—	—	1	(5)	3	(1)	(2)	(2)
Credits and payments	(125)	(1,613)	(438)	(2,413)	(117)	(101)	(4,682)	(4,807)
Translation differences	—	(6)	(1)	—	—	—	(7)	(7)

Balance at March 31, 2019	$162	2,737	$1,247	$1,432	$596	$188	$6,200	$6,362

Allowance for credit losses
Accounts receivable are recognized net of allowance for credit losses. Allowances for credit losses were $127 million and $135 million as of March 31, 2020 and December 31, 2019, respectively. The decrease is mainly due to currency fluctuations.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
	2020	2019
	(U.S. $ in millions)
Finished products	$2,193	$2,504
Raw and packaging materials	1,306	1,183
Products in process	650	583
Materials in transit and payments on account	141	151

Total	$4,290	$4,422

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019	2020	2019
	(U.S. $ in millions)
Product rights	$19,371	$19,663	$10,969	$10,640	$8,402	$9,023
Trade names	595	600	135	126	460	474
In process research and development	1,394	1,735	—	—	1,394	1,735

Total	$21,361	$21,998	$11,104	$10,766	$10,256	$11,232

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various therapeutic categories from various acquisitions with a weighted average life of approximately
12
years. Amortization of intangible assets amounted to
$258 million and $283
million in the three months ended March 31, 2020 and 2019, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of various generic products from the Actavis Generics acquisition for
$1,333
million. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets in the first three months of
2020 and 2019 were
$649 million and $469
million, respectively.
Impairments in the first quarter of 2020 consisted of:
(a)
IPR&D assets of $331 million, primarily due to: (i) $211 million related to AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States; and (ii) $106 million related to generic pipeline products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States; and

(b)
Identifiable product rights of $318 million, mainly due to: (i) $165 million in Japan in connection with ongoing regulatory pricing reductions and generic competition; and (ii) $138 million due to updated market assumptions regarding price and volume of certain generic products primarily marketed in the United States.

Impairments in the first quarter of 2019 consisted of:
(a)
IPR&D assets of $265 million, mainly due to: (i) $125 million related to lenalidomide (generic equivalent of Revlimid
®
) due to modified competition assumptions as a result of settlements between the innovator and other generic filers and (ii) $140 million of other generic products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size competition assumptions, legal landscape, launch date or discount rate); and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
(b)	Identifiable product rights of $204 million, mainly due to updated market assumptions regarding price and volume of products acquired from Actavis Generics and primarily marketed in the United States.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 6 – Goodwill:
The changes in the carrying amount of goodwill for the period ended March 31, 2020 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of December 3 1, 2019	$11,091	$8,536	$2,532	$2,687	$24,846
Changes during the period:
Translation differences	(31)	(143)	(182)	—	(357)

Balance as of March 31, 2020	$11,060	$8,393	$2,350	$2,687	$24,490

Teva operates its business through three
 reporting
segments: North America, Europe and International Markets. Each of these business segments is a reporting unit. Additional reporting units include Teva’s production and sale of APIs to third parties (“Teva API”) and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. The Teva API and Medis reporting units are included under “Other” in the above table. See note 15 for additional segment information.
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
First Quarter Developments
During the first quarter of 2020, management assessed developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount. As part of this assessment, management also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.
Teva evaluated qualitative factors, including expected effects of
COVID-19
on its business. The impact of the
COVID-19
pandemic on Teva’s business has been evaluated and it is not expected to significantly alter the Company’s business model at this time. Based on this assessment, management has concluded that it is not more likely than not that the fair value of any of the reporting units is below its carrying value as of March 31, 2020 and, therefore, no quantitative assessment was performed. If circumstances were to change from Teva’s expectations about the duration or impact of
COVID-19,
one or more business units could be impacted, which may result in an impairment.
Market Capitalization
Teva analyzed the aggregate fair value of its reporting units, calculated as part of the annual goodwill impairment test performed in the fourth quarter of 2019, compared to its market capitalization.
At December 31, 2019, Teva’s market capitalization was below management’s assessment of the aggregate fair value of the Company’s reporting units. Management viewed this as a temporary situation mainly attributed to an acute reaction by the market primarily related to opioid and price fixing litigation risks. Management continues to believe market concerns regarding the uncertainty of these matters are impacting its market capitalization. However, developments in the case are expected to clarify the outlook with regards to the opioid litigation, assuming the proposed settlement framework is finalized in 2020.
During 2020, Teva experienced additional volatility in its share price resulting from the impact of the
COVID-19
pandemic on equity markets and the global economy. Management believes the current market reaction is based upon the lack of information regarding the impact the pandemic might have on Teva’s business and the entire economy. The economic uncertainties in the market related to the
COVID-19
pandemic, along with the uncertainties related to Teva’s litigations, result in a similar gap between book value and market value at the date of this filing as compared to the gap that existed at December 31, 2019. Further, as of the date of this filing, the Company’s market capitalization plus a reasonable control premium exceeds its book value. Based on management’s assessment of the developments in the first quarter of 2020 and considering the Company’s current market capitalization as comparable to that of December 31, 2019, management concluded that the estimated fair value of its reporting units more likely than not exceeds its carrying amount.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Management will continue to monitor business conditions, including the impact of
COVID-19,
and will consider future developments in Teva’s market capitalization when assessing whether additional goodwill impairment is required in future periods.
NOTE 7 – Debt obligations:
a.
Short-term debt:

			March 31, 2020	December 31, 2019
	Weighted average interest rate as of March 31, 2020	Maturity
			(U.S. $ in millions)
Convertible debentures	0.25%	2026	$514	$514
Current maturities of long-term liabilities			1,116	1,831

Total short-term debt			$1,630	$2,345

Convertible senior debentures
Teva’s 0.25% convertible senior debentures due 2026, with $514 million principal amount outstanding as of March 31, 2020 and December 31,2019, include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt. Holders of the convertible debentures will be able to cause Teva to redeem the debentures on February 1, 2021.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Long-term debt:

	Weighted average interest rate as of March 31, 2020	Maturity	March 31, 2020	December 31, 2019
			(U.S. $ in millions)
Senior notes EUR 1,010 million	0.38%	2020	$1,116	$1,131
Senior notes EUR 1,500 million	1.13%	2024	1,651	1,673
Senior notes EUR 1,300 million	1.25%	2023	1,432	1,451
Senior notes EUR 1,000 million	6.00%	2025	1,105	1,120
Senior notes EUR 900 million	4.50%	2025	994	1,008
Senior notes EUR 750 million	1.63%	2028	822	833
Senior notes EUR 700 million	3.25%	2022	773	784
Senior notes EUR 700 million	1.88%	2027	771	782
Senior notes USD 3,500 million	3.15%	2026	3,494	3,494
Senior notes USD 1,475 million	2.20%	2021	1,474	1,474
Senior notes USD 3,000 million	2.80%	2023	2,995	2,995
Senior notes USD 2,000 million	4.10%	2046	1,985	1,985
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000
Senior notes USD 844 million	2.95%	2022	855	856
Senior notes USD 789 million	6.15%	2036	783	782
Senior notes USD 700 million (1)	2.25%	2020	—	700
Senior notes USD 613 million	3.65%	2021	618	618
Senior notes USD 588 million	3.65%	2021	587	587
Senior notes CHF 350 million	0.50%	2022	366	361
Senior notes CHF 350 million	1.00%	2025	366	362

Total senior notes			25,687	26,496
Other long-term debt	1.14%	2026	1	1
Less current maturities			(1,116)	(1,831)
Less debt issuance costs			(98)	(103)

Total senior notes and loans			$24,473	$24,562

(1)	During the first quarter of 2020, Teva repaid at maturity $700 million of its 2.25% senior notes.

Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any.
Long-term debt as of March 31, 2020 is effectively denominated in the following currencies:
66%
in U.S. dollar,
31%
in euro and
3%

in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its
$2.3 billion revolving credit facility (“RCF”).
In April 2019, the Company entered into a $2.3
billion unsecured syndicated RCF. The RCF agreement provides for two separate tranches, a
$1.15 billion
t
ranche A and a $1.15 billion
t
ranche B. Loans and letters of credit will be available from time to time under each tranche for Teva’s general corporate purposes. Tranche A has a maturity date of April 8, 2022, with two one-year
extension options, of which $1.0 billion
was
 extended to April 8, 2023. Tranche B has a maturity date of April 8, 2024.
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit is 6.0x in the first and second quarters of 2020 and declines to 5.75x in the third and fourth quarters of 2020, and continues to gradually decline over the remaining term of the RCF.
The RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2020, no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date these financial statements are issued.

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
NOTE 8 – Derivative instruments and hedging activities:
a. Foreign exchange risk management:
In the first three months of 2020, approximately 50% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
The Company enters into forward exchange contracts, purchases and writes options in order to hedge the currency exposure on balance sheet items, revenues and expenses. In addition, the Company takes measures to reduce exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the companies within Teva. The currency hedged items are usually denominated in the following main currencies: the Russian ruble, the euro, the Swiss franc, the Japanese yen, the British pound, the Canadian dollar, the Polish zloty, the Indian rupee and other European and Latin American currencies.
Depending on market conditions, foreign currency risk is also managed through the use of foreign currency debt.
The Company hedged against possible fluctuations in foreign subsidiaries’ net assets (“net investment hedge”) and from time to time enters into cross-currency swaps and forward contracts in order to hedge such an exposure.
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
c. Derivative instruments notional amounts:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	March 31,	December 31,
	2020	2019
	(U.S. $ in millions)
Cross-currency swap—net investment hedge	$—	$1,000

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
d.
Derivative instrument outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$104	$32
Liability derivatives:
Other current liabilities:
Cross-currency swaps—net investment hedge	—	(22)	—	—
Option and forward contracts	—	—	(94)	(41)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$224	$218	$(530)	$94
Cross-currency swaps—cash flow hedge (1)	—	(1)	—	(20)
Cross-currency swaps—net investment hedge (2)	(2)	(7)	(21)	$(20)
Interest rate swaps—fair value hedge (3)	—	1	—	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$224	$218	$(4,357)	$(4,149)
Option and forward contracts (4)	24	(42)	—	—
Option and forward contracts economic hedge (5)	—	—	(60)	—

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
(2)
In each of the first and second quarters of 2017, Teva entered into a cross currency swap agreement with a notional amount of $500 million maturing in 2020. These cross currency swaps were designated as a net investment hedge of Teva’s foreign subsidiaries euro denominated net assets, in order to reduce the risk of adverse exchange rate fluctuations. With respect to these cross currency swap agreements, Teva recognized gains which mainly reflect the differences between the float-for-float
interest rates paid and received. In the first quarter of 2020, these cross-currency swap agreements expired
. The settlement of these transactions resulted in cash proceeds of $3 million.

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

(4)
Teva uses foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, Teva recognizes gains or losses that offset the revaluation of the balance sheet items also recorded under financial expenses
-
net.

(5)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, the British pound, the Russian ruble and some other currencies during the quarter for which such instruments are transacted. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. In the first quarter of 2020, the positive impact from these derivatives recognized under revenues was $60 million, partially offset by a $5 million negative impact recognized under cost of sales. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

e.
Matured forward starting interest rate swaps and treasury lock agreements:
Certain forward starting interest rate swaps and treasury lock agreements were terminated in July 2016 in connection with Teva’s debt issuances. The termination of these transactions resulted in a loss position of $493 million, which was recorded in other comprehensive income (loss) and is amortized under financial expenses-net
over the life of the debt.
With respect to these forward starting interest rate swaps and treasury lock agreements
,
losses of $8 million and $7 million were recognized under financial expenses, net for the three months ended March 31, 2020 and 2019, respectively.
In the third quarter of 2019, Teva terminated $500 million interest rate swap agreements designated as a fair value hedge relating to its 2.8% senior notes due 2023 with respect to $3,000 million notional amount. Settlement of these transactions resulted in cash proceeds of $10 million. The fair value hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses-net
over the life of the debt.
In the fourth quarter of 2019, Teva terminated $588 million cross-currency swap agreements against its outstanding 3.65% senior notes maturing in November 2021. Settlement of these transactions resulted in cash proceeds of $95 million. The cash flow hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses-net
over the life of the debt.
In the first quarter of 2020, a $1,000 million cross currency swap agreement designated as a net investment hedge of Teva’s foreign subsidiaries euro denominated net assets expired. Settlement of these transactions resulted in cash proceeds of $3 million.
With respect to the interest rate
swap and cross-currency

swap agreements, gains of $1 million and $2 million were recognized under financial expenses, net for the three months ended March 31, 2020 and 2019, respectively.
NOTE 9 – Legal settlements and loss contingencies:
In the first quarter of 2020, Teva recorded an income of $25 million in legal settlements and loss contingencies, compared to an expense of $57 million in the first quarter of 2019. The income in the first quarter of 2020 was mainly due to a settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics).

TEVA
PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2020 and December 31, 2019, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses was $1,539 million and $1,580 million, respectively.
NOTE 10 – Commitments and contingencies:
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
Teva could also be sued for patent infringement outside of the context of the Hatch-Waxman Act. For example, Teva could be sued for patent infringement after commencing sales of a product. In addition, for biosimilar products, Teva could be sued according to the “patent dance” procedures of the Biologics Price Competition and Innovation Act (BPCIA).
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
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
In 2014, Teva Canada succeeded in its challenge of the bortezomib (the generic equivalent of Velcade
®
) product and mannitol ester patents under the Patented Medicines (Notice Of Compliance) Regulations (“PM

(NOC)”). At the time of Teva’s launch in 2015, annual sales of Velcade were approximately 94 million Canadian dollars. Additionally, Teva commenced an action under Section 8 of PM

(NOC) to recover damages for being kept off of the market during the PM

(NOC) proceedings. Janssen and Millennium filed a counterclaim for infringement of the same two patents as well as a patent covering a process to prepare bortezomib. The product patent expired in October 2015; the other patents expire in January 2022 and March 2025. In 2017, Teva entered into an agreement with Janssen and Millennium which limits the damages payable by either party depending on the outcome of the infringement/impeachment action. As a result, the most Janssen and Millennium could recover is 200 million
Canadian dollars plus post-judgment interest. In June 2018, the court ruled that Janssen and Millennium pay Teva 5 million Canadian dollars in Section 8 damages. Janssen and Millennium filed an appeal, which was denied by the appellate court on November 4, 2019. On January 3, 2020, Janssen and Millennium applied for leave to appeal to the Canadian Supreme Court. If the decision is ultimately overturned, Teva could owe the capped damages set forth above. In addition to the potential damages that could be awarded, Teva could be ordered to cease sales of its bortezomib product.
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
2
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
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
Beginning in April 2006, certain subsidiaries of Teva were named in a class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania with allegations that the settlement agreements entered into between Cephalon, Inc., now a Teva subsidiary (“Cephalon”), and various generic pharmaceutical companies in late 2005 and early 2006 to resolve patent litigation involving certain finished modafinil products (marketed as PROVIGIL
®
) were unlawful because they had the effect of excluding generic competition. The cases also allege that Cephalon improperly asserted its PROVIGIL patent against the generic pharmaceutical companies. Separately, Apotex challenged Cephalon’s PROVIGIL patent and, in October 2011, the court found the patent to be invalid and unenforceable based on inequitable conduct. Teva has either settled or reached agreements in principle to settle with all plaintiffs in such cases, except for an action brought by the State of Louisiana. The settlement with the State of California that was reached in 2019 is still pending final court approval. All settlements entered into in connection with the above proceeding are covered by the settlement fund explained below.
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
In December 2011, three groups of plaintiffs sued Wyeth and Teva for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving extended release venlafaxine (generic Effexor XR
®
) entered into in November 2005. The cases were filed by a purported class of direct purchasers, by a purported class of indirect purchasers and by certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. In October 2014, the court granted Teva’s motion to dismiss in the direct purchaser cases, after which the parties agreed that the court’s reasoning applied equally to the indirect purchaser cases. Plaintiffs appealed and, in August 2017, the Third Circuit reversed the district court’s decision and remanded for further proceedings. In March 2020, the district court temporarily stayed discovery and referred the case to mediation. Annual sales of Effexor XR
®
were approximately $2.6 billion at the time of settlement and at the time Teva launched its generic version of Effexor XR
®
in July 2010.
2
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
In February 2012, two purported classes of direct-purchaser plaintiffs sued GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal
®
) entered into in February 2005. The plaintiffs claim that the settlement agreement unlawfully delayed generic entry and seek unspecified damages. In December 2012, the court dismissed the case, but in June 2015, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further proceedings. In December 2018, the district court granted the direct-purchaser plaintiffs’ motion for class certification, but on April 22, 2020, the Third Circuit reversed that ruling and remanded for further class certification proceedings. Annual sales of Lamictal
®
were approximately $950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005, to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class and, in August 2019, the district court certified the direct-purchaser class, although the court has yet to rule on the indirect purchasers’ pending motion for class certification. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, which has since been amended, alleging violations of state law. Defendants moved to strike the District Attorney’s claims for restitution and civil penalties to the extent not limited to alleged activity occurring in Orange County. The Superior Court denied that motion. The Court of Appeals subsequently reversed the decision and review of the Appellate Court decision is now pending before the California Supreme Court. Annual sales of Niaspan
®
were
approximately $416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
Beginning in 2013, several putative class actions were filed against Actavis, Inc. and certain of its affiliates, alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals Inc. relating to Lidoderm
®
(lidocaine transdermal patches) violated the antitrust laws. The cases were consolidated as a multidistrict litigation in federal court in California and were settled in 2018. The FTC also filed suit to challenge the Lidoderm
®
settlement, although in February 2019, the FTC dismissed its claims against Actavis and Allergan, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. In July 2019, Teva also settled a complaint brought by the State of California. On September 16, 2019, end-payers
Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan filed their own lawsuit against Watson, and other defendants, in Michigan state court and that lawsuit remains pending. On January 24, 2020, the State of Mississippi filed a lawsuit against Teva and Watson in Mississippi state court, which the defendants have moved to dismiss, which motion remains pending.
Since January 2014, numerous lawsuits have been filed in the U.S. District Court for the Southern District of New York by purported classes of end-payers
for, and direct-purchasers of, Actos
®
and Actoplus Met (pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson. The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers violated the antitrust laws. The court dismissed the end-payers’
lawsuits against all defendants in September 2015. On February 8, 2017, the Court of Appeals for the Second Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. The direct purchasers’ case had been stayed pending resolution of the appeal in the end payer matter and the direct purchasers amended their complaint for a second time following the Second Circuit’s decision, but on October 8, 2019, the district court dismissed, with prejudice, the direct purchasers’ claims against the generic manufacturers (including Teva, Actavis, and Watson). At the time of the settlement, annual sales of Actos
®
and Actoplus Met were
approximately $3.7 billion and approximately $500 million, respectively. At the time Teva launched its authorized generic version of Actos
®
and Actoplus Met in August 2012, annual sales of Actos
®
and Actoplus Met were approximately $2.8 billion and approximately $430 million, respectively.
In September 2014, the FTC sued AbbVie Inc. and certain of its affiliates (“AbbVie”) as well as Teva in federal court in Philadelphia alleging that they violated the antitrust laws by entering into a December 2011 settlement agreement to resolve the patent litigation on AndroGel
®
and a supply agreement under which AbbVie agreed to supply Teva with an authorized generic version of TriCor
®
. In May 2015, the court dismissed the FTC’s claim concerning the settlement and supply agreements, and thus dismissed Teva from the case entirely. The FTC proceeded with a separate claim against AbbVie alone and, in June 2018, secured a $448 million judgement against AbbVie. The FTC then filed a notice of appeal, including as to the claims against Teva that had been dismissed by the district court, but in February 2019, the FTC stipulated to dismiss Teva from its appeal, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. In August 2019, two groups of direct-purchaser plaintiffs filed similar claims against AbbVie and Teva, in the same federal court in Philadelphia where the FTC’s claims had been pending. In December 2019, Teva reached a settlement agreement with one group of plaintiffs. The second group’s claims challenge both Teva’s December 2011 settlement with AbbVie and the September 2006 AndroGel
®
settlement between Watson and Solvay, referenced above. Those claims remain pending.
In May 2015, a purported class of end payers for Namenda IR
®
(memantine hydrochloride) filed a lawsuit against Forest Laboratories, LLC (“Forest”), the innovator, and several generic manufacturers, including Teva. In November 2019, two additional plaintiffs filed a similar lawsuit – purportedly as opt-outs
from the end payers’ class – against the same defendants. These lawsuits allege, among other things, that settlement agreements between Forest and the generic manufacturers to resolve patent litigation over Namenda IR
®
violated the antitrust laws. Annual sales of Namenda IR
®
at the time of the settlement were approximately $1.1 billion and approximately $550 million at the time other manufacturers first launched generic versions of Namenda IR
®
in July 2015.
2
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
In January 2019, generic manufacturer Cipla Limited filed a lawsuit against Amgen in Delaware federal court, alleging, among other things, that a January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated the antitrust laws. In March 2019, Cipla Limited amended its complaint to name Teva as an additional defendant, and putative classes of direct-purchaser and end-payer
plaintiffs have also filed antitrust lawsuits (which have since been consolidated in federal court in Delaware) against Amgen and Teva related to the January 2, 2019 settlement. Both Cipla Limited and the putative class plaintiffs seek damages and injunctive relief and the defendants moved to dismiss their claims on October 15, 2019. Those motions remain pending. Annual sales of Sensipar
®
in the United States were approximately $1.4 billion at the time Teva launched its generic version of Sensipar
®
in December 2018, and at the time of the January 2, 2019 settlement.
On December 16, 2016, the U.K. Competition and Markets Authority (“CMA”) issued a statement of objections (a provisional finding of breach of the Competition Act) in respect of certain allegations against Allergan, Actavis UK and certain Auden Mckenzie entities alleging competition law breaches in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. On December 18, 2017, the CMA issued a Statement of Draft Penalty Calculation. On March 3, 2017 and February 28, 2019, the CMA issued second and third statements of objections in respect of certain additional allegations relating to the same products and covering part of the same time periods as in the first statement of objections. On February 12, 2020, the CMA issued a supplementary statement of objections effectively combining the three previously issued statements referenced above. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to the December 16, 2016 and March 3, 2017 statements of objections, and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. A liability for this matter has been recorded in the financial statements.
Government Investigations and Litigation Relating to Pricing and Marketing
Teva is involved in government investigations and litigation arising from the marketing and promotion of its pharmaceutical products in the United States.
In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the U.S. Department of Justice (“DOJ”) Antitrust Division seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. In May 2018, Teva received a civil investigative demand from the DOJ Civil Division, pursuant to the federal False Claims Act, seeking documents and information produced since January 1, 2009 relevant to the Civil Division’s investigation concerning allegations that generic pharmaceutical manufacturers, including Teva, engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted in violation of the False Claims Act. Teva is cooperating with these subpoena requests.
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these attorneys general filed yet another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products, many of which were not previously at issue in the Pennsylvania MDL. In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”).
Beginning on March 2, 2016, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On April 6, 2017, these cases were transferred to the Pennsylvania MDL. Additional cases were transferred to that court and the
2
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
plaintiffs filed consolidated amended complaints on August 15, 2017. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, certain individual plaintiffs commenced a civil action in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaint has been filed and the case has been placed in deferred status. On November 13, 2019, several counties in New York commenced a civil action against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaint has been transferred to the Pennsylvania MDL. On March 1, 2020, Harris County in Texas filed a complaint against several generic manufacturers including Teva and Actavis in the District Court for the Southern District of Texas. This complaint largely mirrors certain allegations in the complaints in the Pennsylvania MDL. This case has not been transferred to the Pennsylvania MDL.
On March 21, 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Teva is cooperating in responding to the subpoena.
In December 2016, Teva resolved certain claims under the U.S. Foreign Corrupt Practices Act (“FCPA”) with the SEC and the DOJ. The settlement included a fine, disgorgement and prejudgment interest, a three-year deferred prosecution agreement (“DPA”) for Teva and the retention of an independent compliance monitor for a period of three years. In February 2020 the term of the monitorship provided for by the DPA and Teva’s consent judgement with the SEC expired and on March 4, 2020, following Teva’s certification to the SEC and the DOJ confirming that Teva had complied with its disclosure obligations under the DPA, the DOJ filed a motion to dismiss the information filed against Teva at the time the DPA was entered into.
Opioids Litigation
Since May 2014, more than 2,900 complaints have been filed with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties, states, other governmental agencies, tribes and private plaintiffs (including various putative class actions of individuals) in both state and federal courts. Most of the federal cases have been consolidated into a multidistrict litigation in the Northern District of Ohio (“MDL Opioid Proceeding”) and many of the cases filed in state court have been removed to federal court and consolidated into the MDL Opioid Proceeding. Other cases remain pending in various states. In some jurisdictions, such as Illinois, New York, Pennsylvania, South Carolina, Texas, Utah and West Virginia, certain state court cases have been transferred to a single court within their respective state court systems for coordinated pretrial proceedings. Complaints asserting claims under similar provisions of different state law, generally contend that the defendants allegedly engaged in improper marketing and distribution of opioids, including ACTIQ
®
and FENTORA
®
. The complaints also assert claims related to Teva’s generic opioid products. In addition, personal injury plaintiffs, including various putative class actions of individuals, have asserted personal injury and wrongful death claims. Furthermore, approximately 600 complaints have named Anda, Inc. (and other distributors and manufacturers) alleging that Anda failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the abuse and diversion of such products to individuals who used them for other than legitimate medical purposes. Plaintiffs seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. Certain plaintiffs assert that the measure of damages is the entirety of the costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages. In many of these cases, plaintiffs are seeking joint and several damages among all defendants. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
Absent resolutions, trials are expected to proceed in several states in 2020 and 2021. A court in New York had set a date, for a liability trial only, to start in March 2020. However, that trial has been postponed due to the impact of
COVID-19.
A new trial date has not been set. It is also anticipated that a court in California may reset a trial date, most recently scheduled for June 2020, to the second half of 2020. It is difficult to predict when or if trials will occur in 2020 given the current impact of
COVID-19
on the United States and the U.S. judicial system.
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
On October 21, 2019, Teva reached a settlement with the two plaintiffs in the MDL Opioid Proceeding that was scheduled for trial for the Track One case, Cuyahoga and Summit Counties of Ohio. Under the terms of the settlement, Teva will provide the two counties with opioid treatment medication, buprenorphine naloxone (sublingual tablets), known by the brand name Suboxone
®
, with a value of $25 million at wholesale acquisition cost and distributed over three years to help in the care and treatment of people suffering from addiction, and a cash payment in the amount of $20 million, to be paid in four payments over three years.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
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

ten year period. In addition, Teva would also provide cash payments of up to $250 million over a ten year period. The Company cannot predict if the nationwide settlement framework will be finalized
.
Following these developments, the Company considered a range of potential settlement outcomes. No single outcome in the range was considered to be more likely than any other outcome; accordingly, in the third quarter of 2019, Teva accrued to the new low end of the range, resulting in an increase in Teva’s previously recorded estimated liability. There was no change in this estimate in the first quarter of 2020.
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
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff in that action filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. The amended complaint seeks unspecified damages, legal fees, interest, and costs. In July 2017, August 2017, and June 2019, other putative securities class actions were filed in other federal courts based on similar allegations, and those cases have been transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2020, eighteen complaints were filed against Teva and certain of its current and former officers and directors seeking unspecified compensatory damages, legal fees, costs and expenses. The similar claims in these complaints have been brought on behalf of plaintiffs, in various forums across the country, who have indicated that they intend to
“opt-out”
of the plaintiffs’ class if one is certified in the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. The case is now in discovery.
Motions to approve derivative actions against certain past and present directors and officers have been filed in Israel alleging negligence and recklessness with respect to the acquisition of the Rimsa business and the acquisition of Actavis Generics. Motions for document disclosure prior to initiating derivative actions were filed with respect to several settlement agreements, opioids and the U.S. price-fixing investigations. Motions to approve securities class actions against Teva and certain of its current and former directors and officers were filed in Israel based on allegations of improper disclosure of the above-mentioned pricing investigation, as well as lack of disclosure of negative developments in the generic sector, including price erosion with respect to Teva’s products. Various motions were filed in Israel to approve a derivative action, discovery and a class action related to claims regarding Teva’s above-mentioned FCPA resolution with the SEC and DOJ. The parties have reached an agreement in principle to settle these proceedings and the settlement was approved by the Tel Aviv District Court on April 6, 2020.

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
NOTE 11 – Income taxes:
In the first quarter of 2020, Teva recognized a tax benefit of $59 million, on pre-tax
loss of $33 million. In the first quarter of 2019, Teva recognized a tax expense of $9 million, on pre-tax
loss of $84 million. Teva’s tax rate for the first quarter of 2020 was mainly affected by impairments in jurisdictions in which tax rates are higher than Teva’s average tax rate on its ongoing business operations.
The statutory Israeli corporate tax rate is 23% in 2020. Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is scheduled to begin in
July 2020
. A final and binding decision against Teva in this case may lead to an impairment in the amount of $136 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended
	March 31,
	2020	2019
	(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$75	$20
Contingent consideration	6	(71)
Restructuring	39	32
Other	—	20

Total	$121	$1

(1)	Including impairments related to exit and disposal activities.
Impairme
nts
Impairments of tangible assets for the first three months of 2020 and 2019
were
$75 million and $20 million, respectively.

The impairments in the first three months of 2020
are mainly related to plant rationalization.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its plant rationalization plan.
Contingent consideration
In the three months ended March 31, 2020, Teva recorded an expense of
$6
million for contingent consideration, compared to an income of

$71
million

in the three months ended March 31, 2019. The income in the first quarter of 2019 was mainly related to a decrease in royalty payments expected in connection with lenalidomide (generic equivalent of Revlimid
®
) which was part of the Actavis Generics acquisition.
Restructuring
In the three months ended March 31, 2020, Teva

recorded $
39

million of restructuring expenses, compared

to $
32
 million
in the three months ended March 31, 2019. The expenses in the first quarter of 2020 were primarily related to residual expenses of the restructuring plan announced in 2017.
The following tables provide the components of costs associated with Teva’s restructuring plan, including other costs associated with Teva’s restructuring plan and recorded under different items:

	Three months ended March 31,
	2020	2019
	(U.S. $ in millions)
Restructuring
Employee termination	$33	$20
Other	6	12

Total	$39	$32

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )

Balance as of January 1, 2020	$(208)	$(7)	$(215)
Provision	(33)	(6)	(39)
Utilization and other*	69	6	75
Balance as of March 3 1 , 2020	$(172)	$(7)	$(179)

*	Includes adjustments for foreign currency translation.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Significant regulatory events
In July 2018, the FDA completed an inspection of Teva’s manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-483
to the site. In October 2018, the FDA notified Teva that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, Teva received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control, and investigations at this site. Teva has been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements, and to address those concerns as quickly and as thoroughly as possible.
An FDA follow up inspection occurred in January 2020, resulting in some follow up findings, and Teva received a letter from the FDA dated April 24, 2020 notifying that the site continues to be classified as OAI
. If Teva is unable to remediate the findings to the FDA’s satisfaction, it may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. Teva expects to generate approximately
$230
million in revenues
from this site in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility, however delays in FDA approvals of future products from the site may occur.
In July 2018, Teva announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown nitrosamine impurity called NDMA found in valsartan API supplied to Teva by Zhejiang Huahai Pharmaceuticals Co. Ltd. (“Huahai”). Since July 2018, Teva has been actively engaged with regulatory agency requests around the world in reviewing its sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, Teva has initiated additional voluntary recalls. The aggregate direct impact of the sartan recalls on Teva’s 2018 and 2019 financial statements was
$54 million,
primarily related to inventory write-downs and returns. As a result of this loss, Teva initiated negotiations with Huahai and in December 2019, Teva reached a settlement with Huahai resolving its claims related to certain sartan API supplied by Huahai to Teva. Under the settlement agreement, Huahai agreed to compensate Teva for some of the direct losses suffered by Teva and provide Teva prospective cost reductions for API. The settlement does not release Huahai from liability for any losses Teva may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. In addition, multiple lawsuits have been filed in connection with this matter, which may lead to additional customer penalties, impairments and litigation costs. Teva expects additional expenses and loss of revenues and profits in connection with this matter going forward.
NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net results attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”)) during the period, net of treasury shares.
In computing diluted earnings per share for the three months ended March 31, 2020, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, using the treasury stock method. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the three months ended March 31, 2019, no account was taken of the potential dilution by the assumed exercise of employee stock options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Basic and diluted earnings per share were $0.06 in the first quarter of 2020, compared to basic and diluted loss per share of $0.10 in the first quarter of 2019.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14 – Accumulated other comprehensive loss:
The components of, and changes within, accumulated other comprehensive losses attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2019	$(1,794)	$—	$(420)	$(98)	$(2,312)

Other comprehensive income (loss) before reclassifications	(570)	—	22	—	(548)
Amounts reclassified to the statements of income	—	—	8	—	8

Net other comprehensive income (loss) before tax	(570)	—	30	—	(540)

Net other comprehensive income (loss) after tax*	(570)	—	30	—	(540)

Balance as of March 31, 2020	$(2,364)	$—	$(390)	$(98)	$(2,852)

*	Amounts do not include a $10 million loss from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)

Balance as of December 31, 2018	$(1,878)	$1	$(504)	$(78)	$(2,459)

Other comprehensive income (loss) before reclassifications	53		40	—	93
Amounts reclassified to the statements of income	—	—	7	—	7

Net other comprehensive income (loss) before tax	53	—	47	—	100

Net other comprehensive income (loss) after tax*	53	—	47		100

Balance as of March 31, 2019	$(1,825)	$1	$(457)	$(78)	$(2,359)

*	Amounts do not include a $6 million loss from foreign currency translation adjustments attributable to non-controlling interests.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15 – Segments:
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
Teva’s CEO may review its strategy and organizational structure from time to time. Any changes in strategy may lead to a reevaluation of the Company’s segments and goodwill allocation to reporting units, as well as fair value attributable to its reporting units. See note
6
.
a.
Segment information:

	Three months ended March 31,
	2020
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,082	$1,402	$565
Gross profit	1,062	823	305
R&D expenses	146	55	15
S&M expenses	251	202	106
G&A expenses	118	66	34
Other income	(2)	(1)	(6)

Segment profit	$550	$502	$156

	Three months ended March 31,
	2019
	North America	Europe	International Markets *
	(U.S. $ in millions)
Revenues	$2,047	$1,264	$521
Gross profit	1,039	730	269
R&D expenses	165	66	22
S&M expenses	268	215	115
G&A expenses	112	48	36
Other (income) expense	(4)	(1)	—

Segment profit	$498	$403	$97

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c for additional information.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(U.S. $ in millions)
North America profit	$550	$498
Europe profit	502	403
International Markets profit	156	97

Total reportable segments profit	1,208	998
Profit of other activities	36	21

Total segments profit	1,244	1,019
Amounts not allocated to segments:
Amortization	258	283
Other assets impairments, restructuring and other items	121	1
Intangible asset impairments	649	469
Legal settlements and loss contingencies	(25)	57
Other unallocated amounts	49	75
Consolidated operating income (loss)	191	134
Financial expenses, net	224	218
Consolidated income (loss) before income taxes	$(33)	$(84)

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three months ended March 31, 2020 and 2019:

North America	Three months ended March 31,
	2020	2019
	(U.S. $ in millions)
Generic products	$952	$966
AJOVY	29	20
AUSTEDO	122	74
BENDEKA/TREANDA	105	122
COPAXONE	198	208
ProAir*	59	59
QVAR	45	64
Anda	426	379
Other	146	155

Total	$2,082	$2,047

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.
3
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Europe	Three months ended March 31,
	2020	2019
	(U.S. $ in millions)
Generic products	$1,032	$919
COPAXONE	109	114
Respiratory products	106	91
AJOVY	4	—
Other	151	140

Total	$1,402	$1,264

International markets *	Three months ended March 31,
	2020	2019
	(U.S. $ in millions)
Generic products	$449	$441
COPAXONE	12	13
Other	104	67

Total	$565	$521

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c for additional information.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 16 – Fair value measurement:
Financial items carried at fair value as of March 31, 2020 and December 31, 2019 are classified in the tables below in one of the three categories of fair value levels:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$260	$—	$—	$260
Cash, deposits and other	1,544	—	—	1,544
Investment in securities:
Equity securities	31	—	—	31
Other, mainly debt securities	2	—	12	14
Derivatives:
Asset derivatives—options and forward contracts	—	104	—	104
Liability derivatives—options and forward contracts	—	(94)	—	(94)
Contingent consideration*	—	—	(435)	(435)

Total	$1,837	$10	$(423)	$1,424

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$577	$—	$—	$577
Cash, deposits and other	1,398	—	—	1,398
Investment in securities:
Equity securities	42	—	—	42
Other, mainly debt securities	2	—	12	14
Derivatives:
Asset derivatives—options and forward contracts	—	32	—	32
Liability derivatives—options and forward contracts	—	(41)	—	(41)
Liability derivatives—interest rate and cross-currency swaps	—	(22)	—	(22)
Contingent consideration*	—	—	(460)	(460)

Total	$2,019	$(31)	$(448)	$1,540

*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

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

A probability of success factor ranging from 80% to 100% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied ranged from 8% to 9
%. The weighted average discount rate, calculated based on the relative fair value of our contingent consideration obligations, was 8.6%.
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
The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Three months ended March 31, 2020
(U.S. $ in millions)
Fair value at the beginning of the period	$(448)
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(5)
Eagle transaction	(1)
Settlement of contingent consideration:
Eagle transaction	31

Fair value at the end of the period	$(423)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures and are presented in the table below in terms of fair value (level 1 inputs):

	Fair value*
	March 31,	December 31,
	2020	2019
	(U.S. $ in millions)
Senior notes included under senior notes and loans	$21,960	$22,686
Senior notes and convertible senior debentures included under short-term debt	1,583	2,318

Total	$23,543	$25,004

*	Based on quoted market price. See note 7 for carrying value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The
COVID-19
Pandemic
As a leading global pharmaceutical company, Teva provides essential medicines to millions of patients around the world every day. Our priorities remain focused on the health and well-being of our employees and on our responsibility to continue to provide our medicines to the nearly 200 million patients who depend on us every day.
Our industry plays a critical role, particularly during such challenging times. We are working with governments to do all they can, in partnership with our industry, to maintain the development, production, supply and distribution of high quality medicines for patients worldwide during this unprecedented global health crisis.
Business Continuity
The supply chain supporting our key products – specialty, generics and API – remains largely uninterrupted, and with adequate product inventory across our network. Additionally, based on analysis of potential scenarios, we currently have inventory and redundancy plans in place to address potential shortfalls, if any. We are closely monitoring the evolving situation in our key manufacturing locations and commercial markets, and are accordingly adapting our business continuity plans. All our facilities that research, manufacture, order, pack, distribute and provide critical customer and patient services are currently functioning to meet demand for essential medicines for patients throughout the world.
Teva has worked since the early days of the
COVID-19
pandemic to support efforts of governments and health services to curb the impact of the virus. Our global manufacturing network has been tirelessly focused on securing and scaling production of both API and finished doses for potential treatments that may prove essential in treating the condition nearly everywhere Teva does business. Teva will continue to work with governments and international organizations throughout the world to support emerging needs related to this crisis, while doing everything possible to also continue to supply our vast portfolio of medicines to patients.
R&D and New Launches
We do not expect a material impact on our ongoing clinical research programs and product launches as a result of the
COVID-19
pandemic; however, if the pandemic continues for an extended period of time, we may experience delays in clinical trials due to cessation of recruitment for patient studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. All of our new product launches have been risk-assessed based on upcoming manufacturing and regulatory inspections.
Workforce Policy and Measures
Our employees across all aspects of our business are safeguarding the continuity of our activities and we are committed to supporting their efforts and caring for their personal health and safety. We are enacting appropriate measures to ensure the safe supply and transport of our medicines and APIs, and have established measures intended to ensure our sites remain open, allowing us to maintain our business, R&D and manufacturing operations. We have reduced the number of people in our facilities to only those who are essential and may not work remotely. By doing our part to reduce proximity to one another, we hope to better protect our overall workforce, and ultimately, the communities in which we live.

As we work through this health crisis, we are starting to plan our strategy for returning to usual operations at all organizational levels, under guiding principles to protect our business, maximize organizational productivity and efficiency while simultaneously ensuring a safe workplace.
Trends
We have limited insight into the extent to which our business may be impacted by the
COVID-19
pandemic and there are many unknowns facing our industry and society at large. At this stage of the pandemic, we are not experiencing material delays in development, production and distribution of medicines or disruptions in our supply chains; however, longer term affects cannot be predicted at this time and would depend on the duration and severity of the pandemic and the restrictive measures put in place to control its impact. We are experiencing increasing demand for certain medicines, as would be expected during a global crisis of this nature, and cannot assess whether such increased demand is the result of stocking by wholesalers or patients. Although no one can predict future demand for pharmaceutical products, market dynamics or the scope or duration of the financial and other challenges arising from the pandemic, it is possible that we will see a compensating effect during the remainder of the year, but we do not currently anticipate a material negative impact on our 2020 financial results due to the evolving global pandemic.
Highlights
Significant highlights in the first quarter of 2020 included:
•	Revenues in the first quarter of 2020 were $4,357 million, an increase of 5%, in both U.S. dollar and local currency terms, compared to the first quarter of 2019, mainly due to higher revenues from generics and OTC sales in Europe, higher revenues from AUSTEDO
®
and Anda in North America and higher revenues from our International Markets segment, partially offset by lower revenues from generics in the U.S. and lower revenues from QVAR
®
and BENDEKA
®
/TREANDA
®
in North America.

•	Our North America segment generated revenues of $2,082 million and profit of $550 million in the first quarter of 2020. Revenues increased by 2% compared to the first quarter of 2019, mainly due to an increase in revenues of AUSTEDO and Anda as well as a milestone payment related to our anti-CGRP intellectual property, partially offset by lower revenues from QVAR, BENDEKA/TREANDA, COPAXONE
®
and generic products. Profit increased by 10%, mainly due to the changes in revenues described above.

•	Our Europe segment generated revenues of $1,402 million and profit of $502 million in the first quarter of 2020. Revenues increased by 11%. In local currency terms, revenues increased by 13% compared to the first quarter of 2019, mainly due to higher demand for certain products resulting from the impact of the
COVID-19
pandemic on purchasing patterns as well as continuing growth in generics and new generic product launches, partially offset by price declines for oncology products as a result of generic competition and a decline in COPAXONE revenues due to competing glatiramer acetate products. Profit increased by 25%, mainly due to higher revenues and lower expenses.

•	Our International Markets segment generated revenues of $565 million and profit of $156 million in the first quarter of 2020. Revenues increased by 8% in U.S. dollars or 5% in local currency terms, compared to the first quarter of 2019. The increase in revenues was mainly due to higher sales in Latin America, Asia-Pacific, Ukraine and Russia, partially offset by lower sales in Japan. The revenues in the first quarter of 2020 included $35 million from a positive hedging impact. Profit increased by 61%, mainly due to higher sales and the positive impact from hedging activity.

•	Impairment of identifiable intangible assets were $649 million in the first quarter of 2020, compared to $469 million in the first quarter of 2019. Impairment expenses in the first quarter of 2020 related to IPR&D assets were $331 million and identifiable product rights were $318 million.

•	No goodwill impairments were recorded in the first quarters of both 2020 and 2019.

•	We recorded expenses of $121 million for other asset impairments, restructuring and other items in the first quarter of 2020, compared to expenses of $1 million in the first quarter of 2019.

•	In the first quarter of 2020, we recorded an income of $25 million in legal settlements and loss contingencies, compared to an expense of $57 million in the first quarter of 2019. The income in the first quarter of 2020 was mainly related to a settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics).

•	Operating income was $191 million in the first quarter of 2020, compared to $134 million in the first quarter of 2019. The increase in the first quarter of 2020 was mainly due to higher profit in our Europe, International Markets and North America segments and income from legal settlements (compared to an expense in the first quarter of 2019), partially offset by higher intangible asset impairments and higher other assets impairments, restructuring and other items in the first quarter of 2020.

•	Financial expenses were $224 million in the first quarter of 2020, compared to $218 million in the first quarter of 2019. Financial expenses in the first quarter of 2020 were mainly comprised of interest expenses of $241 million. Financial expenses in the first quarter of 2019 were mainly comprised of interest expenses of $227 million.

•	In the first quarter of 2020, we recognized a tax benefit of $59 million, on pre-tax
loss of $33 million. In the first quarter of 2019, we recognized a tax expense of $9 million, on pre-tax
loss of $84 million. Our tax rate for the first quarter of 2020 was mainly affected by impairments in jurisdictions in which tax rates are higher than Teva’s average tax rate on
its ongoing business operations
.

•	Exchange rate movements between the first quarter of 2020 and the first quarter of 2019, net of hedging, negatively impacted overall revenues by $3 million and positively impacted operating income by $27 million.

•	As of March 31, 2020, our debt was $26,103 million, compared to $26,908 million as of December 31, 2019. This decrease was mainly due to repayment at maturity of our $700 million 2.25% senior notes, as well as exchange rate fluctuations.

•	Cash flow generated from operating activities during the first quarter of 2020 was $305 million, compared to $112 million in the first quarter of 2019. This increase in cash flow in the first quarter of 2020 was mainly due to higher operating profit in each of our three segments, as well as lower performance incentive payments to employees paid in the first quarter of 2020, compared to the amounts paid in the first quarter of 2019.

•	During the first quarter of 2020, we generated free cash flow of $551 million, which we define as comprising $305 million in cash flow generated from operating activities, $368 million in beneficial interest collected in exchange for securitized accounts receivables and $6 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $128 million in cash used for capital investment. This increase compared to the first quarter of 2019, resulted mainly from higher cash flow generated from operating activities, including significant consumption of inventories.

Results of Operations
Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019
The following table sets forth, for the periods indicated, certain financial data derived from our financial statements, presented according to generally accepted accounting principles in the United States (“U.S. GAAP”), presented as percentages of net revenues, and the percentage change for each item as compared to the previous year:

	Percentage of Net Revenues Three Months Ended March 31,		Percentage Change
	2020	2019	2020 - 2019
	%	%	%
Net revenues	100	100	5
Gross profit	47	45	11
Research and development expenses	5	6	(15)
Selling and marketing expenses	14	16	(5)
General and administrative expenses	7	7.0	4
Intangible assets impairments	15	11	38
Other assets impairments, restructuring and other items	3	§	NA
Legal settlements and loss contingencies	(1)	1	NA
Other income (loss)	§	§	115
Operating income	4	3	43
Financial expenses, net	5	5	3
Income (loss) before income taxes	(1)	(2)	(61)
Income taxes (benefit)	(1)	§	—
Share in losses (profits) of associated companies, net	§	§	NA
Net income attributable to non-controlling interests	(1)	§	NA
Net income (loss) attributable to Teva	2	(3)	—
Net income (loss) attributable to ordinary shareholders	2	(3)	—

§	Represents an amount less than 0.5%.

Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,082	100%	$2,047	100.0%
Gross profit	1,062	51.0%	1,039	50.8%
R&D expenses	146	7.0%	165	8.1%
S&M expenses	251	12.1%	268	13.1%
G&A expenses	118	5.6%	112	5.5%
Other (income) expense	(2)	§	(4)	§

Segment profit*	$550	26.4%	$498	24.3%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the first quarter of 2020 were $2,082 million, an increase of $36 million, or 2%, compared to the first quarter of 2019, mainly due to an increase in revenues of AUSTEDO and Anda as well as a milestone payment related to our anti-CGRP intellectual property (see note 2 to our consolidated financial statements), partially offset by lower revenues from QVAR, BENDEKA/TREANDA, COPAXONE and generic products.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,		Percentage Change
	2020	2019	2019-2020
	(U.S. $ in millions)
Generic products	$952	$966	(1%)
AJOVY	29	20	44%
AUSTEDO	122	74	64%
BENDEKA/TREANDA	105	122	(14%)
COPAXONE	198	208	(5%)
ProAir*	59	59	1%
QVAR	45	64	(29%)
Anda	426	379	13%
Other	146	155	(6%)

Total	$2,082	$2,047	2%

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

Generic products
revenues in our North America segment (including biosimilars) in the first quarter of 2020 were $952 million, a decrease of 1% compared to the first quarter of 2019. This decrease was mainly due to price erosion in our product portfolio and lower royalty income, offset by an increase in revenues from launches of new products, including TRUXIMA and from our ProAir
®
authorized generic due to higher demand related to the
COVID-19
pandemic.

Among the most significant generic products we sold in North America in the first quarter of 2020 were albuterol sulfate inhalation aerosol (ProAir HFA authorized generic of our specialty product), epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
), TRUXIMA (the biosimilar to Rituxan
®
), lidocaine transdermal patch (the generic equivalent of Lidoderm Patch
®
) and amphetamine salt tablets (the generic equivalent of Adderall IR
®
).
We launched HERZUMA for Injection (the biosomilar to Herceptin
®
) in the United States in March 2020. HERZUMA and TRUXIMA were also launched in Canada in January 2020 and February 2020, respectively. On May 4, 2020, TRUXIMA became available in the U.S. for the treatment of rheumatoid arthritis, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis.
In the first quarter of 2020, we led the U.S. generics market in total prescriptions and new prescriptions, with approximately 389 million total prescriptions (based on trailing twelve months), representing 10.4% of total U.S. generic prescriptions according to IQVIA data.
AJOVY
®
revenues in our North America segment in the first quarter of 2020 were $29 million, an increase of $9 million, or 44% compared to the first quarter of 2019, mainly due to growth in volume in the first quarter of 2020. AJOVY was approved by the FDA and launched in the United States in September 2018 for the preventive treatment of migraine in adults. On January 27, 2020, the FDA approved an auto-injector device for AJOVY in the U.S., which became commercially available in April 2020. In addition, AJOVY was approved in Canada on April 14, 2020.
On May 12, 2017, we entered into a license and collaboration agreement with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for AJOVY in Japan and, once approved, to commercialize the product in Japan. Results for these trials were received in January 2020 indicating that primary and secondary endpoints were achieved and that no clinically significant adverse events were observed in subjects.
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
We have filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly has also submitted IPR (inter partes review) petitions to the Patent Trial and Appeal Board, challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court was stayed pending resolution of the IPR petitions. On February 18, 2020, the Patent Trial and Appeal Board issued decisions on the first six IPRs, finding the six patents invalid as being obvious. On April 21, 2020, we filed notices of appeal in connection with these decisions. On March 31, 2020 the Patent Trial and Appeal Board issued a decision upholding the 3 method of treatment patents. The litigation stay ended following the issuance of the most recent IPR decisions, and the parties are proceeding with the litigation. In addition, we have entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
AUSTEDO
revenues in our North America segment in the first quarter of 2020 increased by 64%, to $122 million, compared to $74 million in the first quarter of 2019. This increase was mainly due to growth in volume in the first quarter of 2020.
In April 2017, AUSTEDO was approved by the FDA and launched in the United States for the treatment of chorea associated with Huntington disease. In August 2017, the FDA approved AUSTEDO for the treatment of tardive dyskinesia.
We do not have further plans for the development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States, which was being developed under a partnership agreement with Nuvelution Pharma, Inc. (“Nuvelution”), following clinical trial results received in February 2020, which failed to meet their primary endpoints.
AUSTEDO is protected in the United States by five Orange Book patents expiring between 2031 and 2033 and in Europe by two patents expiring in 2029.
BENDEKA
and
TREANDA
combined revenues in our North America segment in the first quarter of 2020 decreased by 14% to $105 million, compared to the first quarter of 2019, mainly due to the emergence of alternative novel therapies and continued competition from Belrapzo
®
(a
ready-to-dilute
bendamustine hydrochloride product from Eagle Pharmaceuticals, Inc. (“Eagle”)).

In July 2018, Eagle prevailed in its suit against the FDA to obtain seven years of orphan drug exclusivity in the United States for BENDEKA. On March 13, 2020, this decision was upheld in the appellate court. As a result, drug applications referencing BENDEKA, TREANDA or any other bendamustine product will not be approved by the FDA until the orphan drug exclusivity expires in December 2022. It is unclear whether the FDA or the intervening generic defendants will further appeal this ruling. In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increasing the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses. In September 2019, a patent infringement action against four of the five ANDA filers for generic versions of BENDEKA was tried in the United States District Court for the District of Delaware. On April 27, 2020, the District Court upheld the validity of all of the asserted patents and found that all four ANDA filers infringe these patents. As a result, the ANDA filers should be enjoined until these patents expire in 2031.
Additionally, in July 2018, Teva and Eagle filed suit against Hospira, Inc. (“Hospira”) related to its 505(b)(2) new drug application (“NDA”) referencing BENDEKA in the U.S. District Court for the District of Delaware. Hospira’s
30-month
stay expires in December 2020. On December 16, 2019, the Delaware District Court dismissed the case against Hospira on all but one of the asserted patents, which expires in 2031. Trial against Hospira on that patent is scheduled to begin on November 15, 2021.
We have U.S. Orange Book patents for TREANDA expiring between 2026 and 2031. One 505(b)(2) NDA was filed for a liquid version of bendamustine and 21 ANDAs were filed for generic versions of the lyophilized form of TREANDA. We have reached final settlements with all 22 filers, providing for the launch of generic versions of TREANDA prior to patent expiration.
COPAXONE
revenues in our North America segment in the first quarter of 2020 decreased by 5% to $198 million, compared to the first quarter of 2019, mainly due to generic competition in the United States.
The market for MS treatments continues to develop, particularly with the approvals of generic versions of COPAXONE discussed above, as well as additional generic versions expected to be approved in the future. Oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
.
ProAir
revenues in our North America segment in the first quarter of 2020 were $59 million, flat compared to the first quarter of 2019. In January 2019, we launched our own ProAir authorized generic in the United States following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Revenues from our ProAir HFA authorized generic are included in “generic products” above. ProAir is the fourth-largest short-acting beta-agonist in the market, with an exit market share of 15.5% (37.5% including our ProAir HFA authorized generic, making our overall albuterol product the largest in the market) in terms of total number of prescriptions for albuterol inhalers during the first quarter of 2020, compared to 27.6% in the first quarter of 2019. In June 2014, we settled a patent challenge to ProAir HFA with Perrigo Company plc (“Perrigo”), under which Perrigo is now permitted to launch its generic product. In February 2020, Perrigo obtained FDA approval of its generic product and announced initial release of limited supplies. In November 2017, we settled another patent challenge to ProAir HFA with Lupin Pharmaceuticals, Inc. (“Lupin”), et al. permitting Lupin to launch its generic product on September 23, 2019, or earlier under certain circumstances.
QVAR
revenues in our North America segment in the first quarter of 2020 decreased by 29% to $45 million, compared to the first quarter of 2019, mainly due to increased price competition and lower volumes. QVAR maintained its second-place position in the inhaled corticosteroids category in the United States, with an exit market share of 20.8% in terms of total number of prescriptions during the first quarter of 2020, compared to 21.7% in the first quarter of 2019.
Anda
revenues in our North America segment in the first quarter of 2020 increased by 13% to $426 million, compared to $379 million in the first quarter of 2019, mainly due to higher volume increases primarily related to the
COVID-19
pandemic. Anda, our distribution business in the United States, distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, competitive pricing and offering next day delivery throughout the United States.

Product Launches and Pipeline
In the first quarter of 2020, we launched the generic version of the following branded products in North America:

Product Name	Brand Name		Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) *
Doxepin tablets, 3 mg & 6 mg	Silenor	®	January	$50
HERZUMA ® (trastuzumab-pkrb) for injection, 150 mg/vial & 420 mg/vial	Herceptin	®**	March	$3,042

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch

**	Biosimilar.

Our generic products pipeline in the United States includes, as of March 31, 2020, 242 product applications awaiting FDA approval, including 79 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended March 31, 2020 exceeding $119 billion, according to IQVIA. Approximately 70% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 90 of these products, or 112 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $77 billion in U.S. brand sales for the twelve months ended March 31, 2020, according to IQVIA.
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
In the first quarter of 2020, we did not receive any tentative approvals for generic equivalents. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.
Below is a description of key products in our specialty pipeline as of March 31, 2020:

Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)	Comments
CNS, Neurology and Neuropsychiatry

AUSTEDO (deutetrabenazine)	Tourette syndrome	Oral		No further plans in this indication.

	Dyskinesia in cerebral palsy	Oral	3 (September 2019)

TV-46000 (risperidone LAI)	Schizophrenia	Subcutaneous	3 (April 2018)

Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)	Comments
Migraine and Pain

fremanezumab (anti CGRP)	Post traumatic headache	Subcutaneous	2

	fibromyalgia	Subcutaneous	2

fasinumab	Osteoarthritis pain	Subcutaneous	3 (March 2016)	Developed in collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”)

Respiratory

ProAir e-RespiClick ™	Bronchospasm and exercise induced bronchitis	Oral inhalation	Approved by FDA (December 2018)

AirDuo ® Digihaler ®	Treatment of asthma in patients aged 12 years and older	Oral inhalation	Approved by FDA (July 2019)

ArmonAir ® DigiHaler ®	Treatment of asthma in patients aged 12 years and older	Oral inhalation	Approved by FDA (February 2020)

GoResp ® DigiHaler ® / DuoResp ® DigiHaler ®	Treatment of asthma in patients aged 12 years and older and COPD	Oral inhalation	Under regulatory review

North America Gross Profit
Gross profit from our North America segment in the first quarter of 2020 was $1,062 million, an increase of 2%, compared to $1,039 million in the first quarter of 2019. This increase was mainly due to the change in mix of revenues, as discussed above.
Gross profit margin for our North America segment in the first quarter of 2020 increased to 51.0%, compared to 50.8% in the first quarter of 2019.
North America R&D Expenses
R&D expenses relating to our North America segment in the first quarter of 2020 were $146 million, a decrease of 12%, compared to $165 million in the first quarter of 2019.
For a description of our R&D expenses in the first quarter of 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America S&M Expenses
S&M expenses relating to our North America segment in the first quarter of 2020 were $251 million, a decrease of 6%, compared to $268 million in the first quarter of 2019. This decrease was mainly due to cost reductions and efficiency measures.
North America G&A Expenses
G&A expenses relating to our North America segment in the first quarter of 2020 were $118 million, an increase of 5%, compared to $112 million in the first quarter of 2019.
North America Other Income (Expense)
Other income from our North America segment in the first quarter of 2020 was $2 million, compared to other income of $4 million in the first quarter of 2019.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our North America segment in the first quarter of 2020 was $550 million, an increase of 10%, compared to $498 million in the first quarter of 2019. This increase was due to higher revenues and lower expenses as discussed above.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,402	100%	$1,264	100%
Gross profit	823	58.7%	730	57.8%
R&D expenses	55	3.9%	66	5.2%
S&M expenses	202	14.4%	215	17.0%
G&A expenses	66	4.7%	48	3.8%
Other (income) expense	(1)	§	(1)	§

Segment profit*	$502	35.8%	$403	31.9%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the first quarter of 2020 were $1,402 million, an increase of 11% or $138 million, compared to the first quarter of 2019. In local currency terms, revenues increased by 13%, mainly due to higher demand for certain products resulting from the impact of the
COVID-19
pandemic on purchasing patterns as well as continuing growth in generics and new generic product launches, partially offset by price declines for oncology products as a result of generic competition and a decline in COPAXONE revenues due to competing glatiramer acetate products.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,		Percentage Change
	2020	2019	2019-2020
	(U.S. $ in millions)
Generic products	$1,032	$919	12%
COPAXONE	109	114	(4%)
Respiratory products	106	91	16%
AJOVY	4	—	NA
Other	151	140	7%

Total	$1,402	$1,264	11%

Generic products
revenues in our Europe segment in the first quarter of 2020, including OTC products, increased by 12% to $1,032 million, compared to the first quarter of 2019. In local currency terms, revenues increased by 16% compared to the first quarter of 2019, mainly due to higher demand for certain products resulting from the impact of the
COVID-19
pandemic on purchasing patterns as well as continuing growth in generics and new generic product launches. We estimate that the impact of the
COVID-19
pandemic on advanced purchasing patterns was approximately $100 million.
COPAXONE
revenues in our Europe segment in the first quarter of 2020 decreased by 4% to $109 million, compared to the first quarter of 2019. In local currency terms, revenues decreased by 1%, mainly due to price reductions and a decline in volume resulting from competing glatiramer acetate products, partially offset by higher demand due to the impact of the
COVID-19
pandemic on purchasing patterns.
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

Respiratory products
revenues in our Europe segment in the first quarter of 2020 increased by 16% to $106 million, compared to the first quarter of 2019. In local currency terms, revenues increased by 20%, mainly due to higher demand attributed to the impact of the
COVID-19
pandemic.
AJOVY
revenues in our Europe segment in the first quarter of 2020 were $4 million.
AJOVY was granted a Marketing Authorization in the European Union by the European Medicines Agency (“EMA”) in a centralized process in April 2019. We commenced launching AJOVY in certain European markets in May 2019 and are moving forward with plans to launch in other European countries. In October 2019, we received approval from the EMA for AJOVY’s auto-injector submission in the European Union and we commenced launch in March 2020. For information about AJOVY patent protection, see “—North America Revenues—Revenues by Major Product” above.
Product Launches and Pipeline
As of March 31, 2020, our generic products pipeline in Europe included 88 generic approvals relating to 27 compounds in 49 formulations, no EMA approvals received. In addition, approximately 1,115 marketing authorization applications pending approval in 37 European countries, relating to 119 compounds in 236 formulations. No applications are pending with the EMA.
For information regarding our specialty pipeline and launches in the first quarter of 2020, see “—North America Segment —Product Launches and Pipeline” above.
Europe Gross Profit
Gross profit from our Europe segment in the first quarter of 2020 was $823 million, an increase of 13% compared to $730 million in the first quarter of 2019. This increase was mainly due to higher revenues, as discussed above.
Gross profit margin for our Europe segment in the first quarter of 2020 increased to 58.7%, compared to 57.8% in the first quarter of 2019. This increase was mainly due to a favorable mix of generic products and lower inventory write-offs.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the first quarter of 2020 were $55 million, a decrease of 17% compared to $66 million in the first quarter of 2019.
For a description of our R&D expenses in the first quarter of 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the first quarter of 2020 were $202 million, a decrease of 6% compared to $215 million in the first quarter of 2019. This decrease was mainly due to lower marketing and travel costs attributed to travel restrictions related to the
COVID-19
pandemic.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the first quarter of 2020 were $66 million, an increase of 37% compared to $48 million in the first quarter of 2019.
Europe Profit
Profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the first quarter of 2020 was $502 million, an increase of 25%, compared to $403 million in the first quarter of 2019. This increase was mainly due to higher revenues and lower expenses as discussed above.

International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$565	100%	$521	100%
Gross profit	305	54.0%	269	51.7%
R&D expenses	15	2.7%	22	4.2%
S&M expenses	106	18.8%	115	22.0%
G&A expenses	34	6.0%	36	6.8%
Other (income) expense	(6)	(1.1%)	—	§

Segment profit*	$156	27.6%	$97	18.6%

*	Segment profit does not include amortization and certain other items.

§	Represents an amount less than 0.5%.

**	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

International Markets Revenues
Our International Markets segment includes all countries in which we operate other than those in our North America and Europe segments. The International Markets segment includes more than 35 countries, covering a substantial portion of the global pharmaceutical market. Our key international markets are Japan, Russia and Israel. The countries in our International Markets segment include highly regulated, pure generic markets, such as Israel, branded generics oriented markets, such as Russia and certain Latin America markets and hybrid markets such as Japan.
Revenues from our International Markets segment in the first quarter of 2020 were $565 million, an increase of $44 million, or 8%, compared to the first quarter of 2019. In local currency terms, revenues increased by 5% compared to the first quarter of 2019, mainly due to higher sales in Latin America, Asia-Pacific, Ukraine and Russia, partially offset by lower sales in Japan. The revenues in the first quarter of 2020 included $35 million from a positive hedging impact, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,		Percentage Change
	2020	2019	2019-2020
	(U.S. $ in millions)
Generic products	$449	$441	2%
COPAXONE	12	13	(11%)
Other	104	67	57%

Total	$565	$521	8%

*	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

Generic products
revenues in our International Markets segment in the first quarter of 2020, which include OTC products, increased by 2% to $449 million, compared to the first quarter of 2019. In local currency terms, revenues increased by 6%, mainly due to higher sales in Latin America, Asia-Pacific, Ukraine and Russia, partially offset by lower sales in Japan resulting from generic competition to off-patented
products.
COPAXONE
revenues in our International Markets segment in the first quarter of 2020 decreased by 11% to $12 million, compared to $13 million in the first quarter of 2019. In local currency terms, revenues decreased by 1%.
International Markets Gross Profit
Gross profit from our International Markets segment in the first quarter of 2020 was $305 million, an increase of 13% compared to $269 million in the first quarter of 2019.
Gross profit margin for our International Markets segment in the first quarter of 2020 increased to 54.0%, compared to 51.7% in the first quarter of 2019. This increase was mainly due to higher sales and the positive impact from the hedging activity discussed above.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the first quarter of 2020 were $15 million, a decrease of 31% compared to $22 million in the first quarter of 2019.
For a description of our R&D expenses in the first quarter of 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the first quarter of 2020 were $106 million, a decrease of 8% compared to $115 million in the first quarter of 2019. This decrease was mainly due to a decline in distribution fees paid in Japan.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the first quarter of 2020 were $34 million, a decrease of 5% compared to $36 million in the first quarter of 2019.
International Markets Profit
Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in the first quarter of 2020 was $156 million, an increase of 61%, compared to $97 million in the first quarter of 2019. This increase was mainly due to higher sales and the positive impact from the hedging activity discussed above.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in the first quarter of 2020 were $307 million, a decrease of 3% compared to the first quarter of 2019. In local currency terms, revenues decreased by 2%.
API sales to third parties in the first quarter of 2020 were $177 million, a decrease of 5%, in both U.S. dollar and local currency terms, compared to the first quarter of 2019. This decrease was mainly due to timing of certain orders and divestment of certain activities.
Teva Consolidated Results
The
data presented with respect to revenues, gross profit, R&D expenses, S&M expenses, G&A expenses and operating income (loss) for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.
Revenues
Revenues in the first quarter of 2020 were $4,357 million, an increase of 5% in both U.S. dollar and local currency terms, compared to the first quarter of 2019. This increase was mainly due to higher revenues from generics and OTC sales in Europe, higher revenues from AUSTEDO and Anda in North America and higher revenues from our International Markets segment, partially offset by lower revenues from generics in the U.S. and lower revenues from QVAR and BENDEKA/TREANDA in North America. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during the first quarter of 2020, net of hedging, negatively impacted revenues by $3 million compared to the first quarter of 2019. See note 8d to our consolidated financial statements.

Gross Profit
Gross profit in the first quarter of 2020 was $2,063 million, an increase of 11% compared to the first quarter of 2019. This increase was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”
Gross profit as a percentage of revenues was 47.3% in the first quarter of 2020, compared to 44.7% in the first quarter of 2019.
The increase in gross profit as a percentage of revenues was mainly due to higher profitability in each of our three segments, primarily higher revenues from AUSTEDO, a favorable mix of generic products in North America, a favorable mix of generic products in Europe and International Markets and a positive impact from our hedging activity, partially offset by higher revenues from Anda, which has lower profitability.
Research and Development (R&D) Expenses
Net R&D expenses in the first quarter of 2020 were $221 million, a decrease of 15% compared to the first quarter of 2019.
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
In the first quarter of 2020, our R&D expenses related primarily to specialty product candidates in the pain, migraine, headache and respiratory therapeutic areas, with additional activities in selected other areas and generic products.
Our lower R&D expenses in the first quarter of 2020, compared to the first quarter of 2019, resulted primarily from the life cycle and stage of various projects.
R&D expenses as a percentage of revenues were 5.1% in the first quarter of 2020, compared to 6.3% in the first quarter of 2019.
Selling and Marketing (S&M) Expenses
S&M expenses in the first quarter of 2020 were $613 million, a decrease of 5% compared to the first quarter of 2019. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”
S&M expenses as a percentage of revenues were 14.1% in the first quarter of 2020, compared to 15.6% in the first quarter of 2019.
General and Administrative (G&A) Expenses
G&A expenses in the first quarter of 2020 were $304 million, an increase of 4% compared to the first quarter of 2019.
G&A expenses as a percentage of revenues were 7.0% in the first quarter of 2020, flat compared to the first quarter of 2019.
Intangible Asset Impairments
We recorded expenses of $649 million for identifiable intangible asset impairments in the first quarter of 2020, compared to expenses of $469 million in the first quarter of 2019. See note 5 to our consolidated financial statements.
Goodwill Impairment
No goodwill impairments were recorded in the first quarters of both 2020 and 2019. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $121 million for other asset impairments, restructuring and other items in the first quarter of 2020, compared to expenses of $1 million in the first quarter of 2019. See note 12 to our consolidated financial statements.
Significant regulatory events
In July 2018, the FDA completed an inspection of our manufacturing plant in Davie, Florida in the United States, and issued a Form FDA-483 to the site. In October 2018, the FDA notified us that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, we received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control and investigations at this site. We have been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings, and we received a letter from the FDA dated April 24, 2020 notifying us that the site continues to be classified as OAI. If we are unable to remediate the findings to the FDA’s satisfaction, we may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. We expect to generate approximately $230 million in revenues from this site in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility, however delays in FDA approvals of future products from the site may occur.
In July 2018, we announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown nitrosamine impurity called NDMA found in valsartan API supplied to us by Zhejiang Huahai Pharmaceuticals Co. Ltd. (“Huahai”). Since July 2018, we have been actively engaged with regulatory agency requests around the world in reviewing our sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, we have initiated additional voluntary recalls. The aggregate direct impact of the sartan recalls on our 2018 and 2019 financial statements was $54 million, primarily related to inventory write-downs and returns. As a result of this loss, we initiated negotiations with Huahai and in December 2019, we reached a settlement with Huahai resolving our claims related to certain sartan API supplied by Huahai to Teva. Under the settlement agreement, Huahai agreed to compensate Teva for some of the direct losses suffered by Teva and provide Teva prospective cost reductions for API. The settlement does not release Huahai from liability for any losses we may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. In addition, multiple lawsuits have been filed in connection with this matter, which may lead to additional customer penalties, impairments and litigation costs. We expect additional expenses and loss of revenues and profits in connection with this matter going forward.
Restructuring
In the first quarter of 2020, we recorded $39 million of restructuring expenses, compared to $32 million in the first quarter of 2019. The expenses in the first quarter of 2020 were primarily related to residual expenses of the restructuring plan announced in 2017.
Legal Settlements and Loss Contingencies
In the first quarter of 2020, we recorded an income of $25 million in legal settlements and loss contingencies, compared to an expense of $57 million in the first quarter of 2019. The income in the first quarter of 2020 was mainly due to a settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics).
Other Income
Other income in the first quarter of 2020 was $13 million, compared to $6 million in the first quarter of 2019.
Operating Income (Loss)
Operating income was $191 million in the first quarter of 2020, compared to operating income of $134 million in the first quarter of 2019.
Operating income as a percentage of revenues was 4.4% in the first quarter of 2020, compared to 3.2% in the first quarter of 2019. This increase was mainly due to higher profit in our Europe, International Markets and North America segments and income from legal settlements (compared to an expense in the first quarter of 2019), partially offset by higher intangible asset impairments and higher other assets impairments, restructuring and other items in the first quarter of 2020.
Financial Expenses, Net
Financial expenses were $224 million in the first quarter of 2020, compared to $218 million in the first quarter of 2019. Financial expenses in the first quarter of 2020 and 2019 were mainly comprised of interest expenses of $241 million and $227 million, respectively.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(U.S. $ in millions)
North America profit	$550	$498

Europe profit	502	403
International Markets profit	156	97

Total reportable segments profit	1,208	998
Profit of other activities	36	21

Total segments profit	1,244	1,019
Amounts not allocated to segments:
Amortization	258	283
Other assets impairments, restructuring and other items	121	1
Intangible asset impairments	649	469
Legal settlements and loss contingencies	(25)	57
Other unallocated amounts	49	75

Consolidated operating income (loss)	191	134

Financial expenses, net	224	218

Consolidated income (loss) before income taxes	$(33)	$(84)

Tax Rate
In the first quarter of 2020, we recognized a tax benefit of $59 million, on pre-tax
loss of $33 million. In the first quarter of 2019, we recognized a tax expense of $9 million, on pre-tax
loss of $84 million. Our tax rate for the first quarter of 2020 was mainly affected by impairments in jurisdictions in which tax rates are higher than Teva’s average tax rate on its ongoing business operations.
The statutory Israeli corporate tax rate is 23% in 2020. Our tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.
Share In Losses (Income) of Associated Companies, Net
Share in losses of associated companies, net in the first quarter of 2020 was $1 million, compared to $4 million in the first quarter of 2019.
Net Income (Loss) Attributable to Teva
Net income attributable to Teva and net income attributable to ordinary shareholders were $69 million in the first quarter of 2020, compared to net loss of $105 million in the first quarter of 2019.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the three months ended March 31, 2020 and 2019 were 1,096 million and 1,090 million shares, respectively.
In computing diluted earnings per share for the three months ended March 31, 2020, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, using the treasury stock method. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the three months ended March 31, 2019, no account was taken of the potential dilution by the assumed exercise of employee stock options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.

Diluted earnings per share were $0.06 in the first quarter of 2020, compared to diluted loss per share of $0.10 in the first quarter of 2019.
Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units (“PSUs”) and the conversion of our convertible senior debentures, in each case, at period end.
As of March 31, 2020 and 2019, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,118 million and 1,107 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In the first quarter of 2020, approximately 50% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, new Israeli shekel, Canadian dollar and Russian ruble) impact our results.
During the first quarter of 2020, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on a quarterly average compared to quarterly average basis): Argentinian peso by 37%, euro by 3% and British pound by 2%. The following main currencies relevant to our operations increased in value against the U.S. dollar: new Israeli shekel by 4% and Japanese yen by 1%.
As a result, exchange rate movements during the first quarter of 2020, net of hedging, negatively impacted overall revenues by $3 million and positively impacted our operating income by $27 million, in comparison with the first quarter of 2019. In the first quarter of 2020, the positive hedging impact recognized under revenues was $60 million, partially offset by a $5 million negative impact recognized under cost of sales. Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.
Commencing in the third quarter of 2018, the cumulative inflation in Argentina exceeded 100% or more over a three-year period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.
Liquidity and Capital Resources
Total balance sheet assets were $55,330 million as of March 31, 2020, compared to $57,470 million as of December 31, 2019.
Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was $302 million as of March 31, 2020, compared to $74 million as of December 31, 2019.
Employee-related obligations, as of March 31, 2020, were $540 million, compared to $693 million as of December 31, 2019. The decrease in the first quarter of 2020 was mainly due to performance incentive payments to employees for 2019.
Cash investment in property, plant and equipment in the first quarter of 2020 was approximately $128 million, compared to $119 million in the fourth quarter of 2019. Depreciation in the first quarter of 2020 was $141 million, compared to $153 million in the fourth quarter of 2019.
Cash and cash equivalents and short-term and long-term investments as of March 31, 2020 were $1,850 million, compared to $2,033 million as of December 31, 2019.
The decrease in the first quarter of 2020 was mainly due to repayment at maturity of our $700 million 2.25% senior note in March 2020, partially offset by cash generated during the quarter.
Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.
Our principal sources of short-term liquidity are our cash on hand, existing cash investments, liquid securities and available credit facilities, primarily our $2.3 billion unsecured syndicated revolving credit facility entered into in April 2019 (“RCF”).
The RCF agreement provides for two separate tranches, a $1.15 billion tranche A and a $1.15 billion tranche B. Loans and letters of credit will be available from time to time under each tranche for Teva’s general corporate purposes. Tranche A has a maturity date of April 8, 2022, with two one-year
extension options, of which $1.0 billion were extended to April 8, 2023. Tranche B has a maturity date of April 8, 2024.

The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit is 6.0x in the first and second quarters of 2020 and declines to 5.75x in the third and fourth quarters of 2020, and continues to gradually decline over the remaining term of the RCF.
The RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2020, no amounts were outstanding under the RCF. Based on current and forecasted results, we expect that we will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
Debt Balance and Movements
As of March 31, 2020, our debt was $26,103 million, compared to $26,908 million as of December 31, 2019. This decrease was mainly due to repayment at maturity of our $700 million 2.25% senior notes, as well as exchange rate fluctuations.
In March 2020, we repaid at maturity our $700 million 2.25% senior notes.
Our debt as of March 31, 2020 was effectively denominated in the following currencies: 64% in U.S. dollars, 33% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of March 31, 2020 was 6%, compared to 9% as of December 31, 2019.
Our financial leverage was 64% as of March 31, 2020, similar to the financial leverage as of December 31, 2019.
Our average debt maturity was approximately 6.6 years as of March 31, 2020, compared to 6.4 years as of December 31, 2019.
Total Equity
Total equity was $14,588 million as of March 31, 2020, compared to $15,063 million as of December 31, 2019. This decrease was mainly due to a negative impact of $560 million from exchange rate fluctuations.
Exchange rate fluctuations affected our balance sheet, as approximately 36% of our net assets in the first quarter of 2020 (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2019, changes in currency rates had a negative impact of $560 million on our equity as of March 31, 2020, mainly due to the changes in value against the U.S. dollar of: the Mexican peso by 26%, the Russian ruble by 28%, the Canadian dollar by 8%, the Polish zloty by 8%, the British pound by 6%, Indian rupee by 6%, the Chilean peso by 4%, Croatian kuna by 4% and the euro by 2%. All comparisons are on a quarter-end
to
quarter-end
basis.
Cash Flow
Cash flow generated from operating activities during the first quarter of 2020 was $305 million, compared to $112 million in the first quarter of 2019. The increase in the first quarter of 2020 was mainly due to higher operating profit in each of our three segments, as well as lower performance incentive payments to employees paid in the first quarter of 2020 compared to the amounts paid in the first quarter of 2019.
During the first quarter of 2020, we generated free cash flow of $551 million, which we define as comprising $305 million in cash flow generated from operating activities, $368 million in beneficial interest collected in exchange for securitized accounts receivables and $6 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $128 million in cash used for capital investment. During the first quarter of 2019, we generated free cash flow of $360 million, comprising $112 million in cash flow generated from operating activities, $362 million in beneficial interest collected in exchange for securitized accounts receivables and $11 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $125 million in cash used for capital investment. The increase in the first quarter of 2020 resulted mainly from higher cash flow generated from operating activities, including significant consumption of inventories.
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
In September 2016, we entered into an agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. We paid Regeneron $250 million upfront and will share equally with Regeneron in the global commercial benefits of this product, as well as ongoing associated R&D costs of approximately $1.0 billion. The agreement stipulates additional development milestone payments to Regeneron, as well as future royalties.
In October 2016, we entered into an exclusive partnership with Celltrion to commercialize two of Celltrion’s biosimilar products in development for the U.S. and Canadian markets. We paid Celltrion $160 million, of which up to $60 million is refundable or creditable. We will share the profit from the commercialization of these products with Celltrion. These two products, TRUXIMA and HERZUMA, were approved by the FDA in November and December 2018, respectively, and were launched in the United States in November 2019 and March 2020, respectively.
In September 2017, we entered into a partnership agreement with Nuvelution for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. There are no further plans in this indication following clinical trial results received in February 2020, which failed to meet their primary endpoints.
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
2020 Aggregated Contractual Obligations
There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2019.
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
non-GAAP
adjustments and the corresponding
non-GAAP
amounts for the applicable periods:

	Three Months Ended March 31, 2020
	U.S. $ and shares in millions (except per share amounts)
	Excluded for non-GAAP measurement
	GAAP	Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non- GAAP items	Other items	Non-GAAP
Cost of sales	2,294	223					4	6		15		2,046
R&D expenses	221				(4)			5		—		221
S&M expenses	613	35						9		—		570
G&A expenses	304							10		4		290
Other (income) expense	(13)									0		(13)
Legal settlements and loss contingencies	(25)		(25)									—
Other assets impairments, restructuring and other items	121			75		39			6	1		—
Intangible assets impairments	649			649								—
Financial expenses, net	224										11	213
Income taxes	(59)										(234)	175
Share in losses of associated companies – net	1										—	1
Net income (loss) attributable to non-controlling interests	(44)										(63)	20

Total reconciled items		258	(25)	724	(4)	39	4	30	6	20	(286)

EPS - Basic	0.06										0.70	0.76
EPS - Diluted	0.06										0.70	0.76

The
non-GAAP
diluted weighted average number of shares was 1,096 million for the three months ended March 31, 2020.

	Three Months Ended March 31, 2019
	U.S. $ and shares in millions (except per share amounts)
	Excluded for non-GAAP measurement
	GAAP	Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Acquisition, integration and related expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non- GAAP items	Other items	Corresponding tax effect	Unusual tax item*	Non- GAAP
Cost of sales**	2,293	248					4	7		35				1,999
R&D expenses	261							6		—				255
S&M expenses	648	35						10						602
G&A expenses	292							12		—				280
Other (income) expense	(6)													(6)
Legal settlements and loss contingencies	57		57											—
Other assets impairments, restructuring and other items	1			20	2	32			(71)	19				—
Intangible assets impairments	469			469										—
Financial expenses, net	218										(2)			220
Income taxes	9											(177)	61	125
Share in losses of associated companies – net	4										—			4
Net income (loss) attributable to non-controlling interests	8										(8)			16

Total reconciled items		283	57	489	2	32	4	34	(71)	54	(10)	(177)	61

EPS - Basic	(0.10)												0.70	0.60
EPS - Diluted	(0.10)												0.70	0.60
*	Interest disallowance as a result of the U.S. Tax Cuts and Jobs Act.
**	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.
The
non-GAAP
diluted weighted average number of shares was 1,093 million for the three months ended March 31, 2019.

Non-GAAP
Tax Rate
Non-GAAP
income taxes for the first quarter of 2020 were $175 million or 17%, on pre-tax
non-GAAP
income of $1,030 million.
Non-GAAP
income taxes in the first quarter of 2019 were $125 million, or 16%, on pre-tax
non-GAAP
income of $799 million. Our
non-GAAP
tax rate for the first quarter of 2020 was mainly affected by the mix of products we sold and lower interest expense disallowance compared to the first quarter of 2019.
We expect our annual non-GAAP tax rate for 2020 to be 17%-18%, slightly lower than our non-GAAP tax rate for 2019, which was 18%. This is due to lower amounts of interest expense disallowance and other changes to tax positions and deductions.
Off-Balance
Sheet Arrangements
Except for securitization transactions, which are disclosed in note 10(f) to our consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2019, we do not have any material off-balance
sheet arrangements.
Critical Accounting Policies
For a summary of our significant accounting policies, see note 1 to our consolidated financial statements and “Critical Accounting Policies” included in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Recently Issued Accounting Pronouncements
See note 1 to our consolidated financial statements.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in our assessment of market risk as set forth in Item 7A to our Annual Report on Form
10-K
for the year ended December 31, 2019.
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
After evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
We are subject to various litigation and other legal proceedings. For a discussion of these matters, see “Commitments and Contingencies” included in note 10 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form
10-Q.
ITEM 1A.	RISK FACTORS
Except as set forth below, there are no material changes to the risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019.
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the
COVID-19
pandemic, could adversely affect our business, results of operations and financial condition.
The novel coronavirus outbreak, or
COVID-19,
has affected segments of the global economy and may materially affect our operations, including potentially interrupting our manufacturing, supply chain, clinical trial and pre-commercial
launch activities.
COVID-19
originated in Wuhan, China, in December 2019 and was declared a pandemic by the World Health Organization in March 2020. The virus has since spread to multiple countries, including to the United States and Israel, where we currently manufacture most of our products and conduct our clinical trials. The
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets.
At present, we are not experiencing significant impact or delays from
COVID-19
on our business operations. However, as we expect to be able to continue our operations and to satisfy the higher demand for our products, while protecting the health and safety of our employees and customers, the uncertainty surrounding the severity and continued spread of the coronavirus may result in a period of business disruption.
COVID-19
may impact our operations, including potential delays in supply and manufacturing or material interruptions to supply chains, clinical trials and pre-commercial
launch activities and regulatory reviews and approvals.
COVID-19
may also affect our employees and employees and operations at third-party manufacturers or suppliers that may result in delays or disruptions in manufacturing and supply. Any
COVID-19
related disruption could have a material adverse impact on our business and our results of operation and financial condition. Changes in patient behavior resulting in less visits to physicians and medical facilities, or increased layoffs in the U.S. employment market, which may affect healthcare benefits coverage, may cause a decline or slower growth in the number of patients diagnosed with diseases for which we produce treatments, and as a result our revenues could be adversely affected. In addition, a recession or market correction resulting from the spread of
COVID-19
could materially affect our business and the value of our shares.
Additionally, if the
COVID-19
pandemic has a significant impact on our business and financial results for an extended period of time, our credit losses, liquidity and cash resources could be negatively impacted. We may be required to draw down funds from our RCF or pursue additional sources of financing to fund our operations. Capital and credit markets have been disrupted by the crisis and foreign exchanges have experienced increased volatility. As a result, access to additional financing may be challenging and is largely dependent upon evolving market conditions and other factors.
We have taken precautionary measures, and may take additional measures, intended to minimize the risk of
COVID-19
to our employees and operations. The extent of the impact of
COVID-19
on our operational and financial performance, including our ability to execute our business strategies in the expected time frame or at all, will depend on future developments, such as the duration and spread of the
COVID-19
pandemic and related restrictions and implications, all of which are uncertain and cannot be predicted.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2020.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended March 31, 2020 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: May 7, 2020	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)