Form 10-Q
period 2020-06-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2020-08-05
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Act).    Yes
☐
    No
☒
As of June 30, 2020, the registrant had 1,095,776,777 ordinary shares outstanding.

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

•
our business and operations in general, including: uncertainty regarding the magnitude, duration, and geographic reach of the
COVID-19
pandemic and its impact on our business, financial condition, operations, cash flows, and liquidity and on the economy in general; our ability to successfully execute and maintain the activities and efforts related to the measures we have taken or may take in response to the
COVID-19
pandemic and associated costs therewith; effectiveness of our restructuring plan announced in December 2017; our ability to attract, hire and retain highly skilled personnel; our ability to develop and commercialize additional pharmaceutical products; compliance with anti-corruption sanctions and trade control laws; manufacturing or quality control problems; interruptions in our supply chain, including due to potential effects of the
COVID-19
pandemic on our operations and business in geographic locations impacted by the pandemic and on the business operations of our suppliers; disruptions of information technology systems; breaches of our data security; variations in intellectual property laws; challenges associated with conducting business globally, including adverse effects of the
COVID-19
pandemic, political or economic instability, major hostilities or terrorism; significant sales to a limited number of customers; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; our prospects and opportunities for growth if we sell assets; and potential difficulties related to the operation of our new global enterprise resource planning (ERP) system;

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

•
compliance, regulatory and litigation matters, including: increased legal and regulatory action in connection with public concern over the abuse of opioid medications in the U.S. and our ability to reach a final resolution of the remaining opioid-related litigation; costs and delays resulting from the extensive governmental regulation to which we are subject or delays in governmental processing time due to modified government operations due to the
COVID-19
pandemic, including effects on product and patent approvals due to the
COVID-19
pandemic; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; governmental investigations into S&M practices; potential liability for patent infringement; product liability claims; increased government scrutiny of our patent settlement agreements; failure to comply with complex Medicare and Medicaid reporting and payment obligations; and environmental risks;

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
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,402	$1,975
Accounts receivables, net of allowance for credit losses of $129 million and $135 million as of June 30, 2020 and December 31, 2019	4,545	5,676
Inventories	4,361	4,422
Prepaid expenses	956	870
Other current assets	448	434
Assets held for sale	69	87

Total current assets	12,781	13,464
Deferred income taxes	483	386
Other non-current assets	560	591
Property, plant and equipment, net	6,122	6,436
Operating lease right-of-use assets	489	514
Identifiable intangible assets, net	9,940	11,232
Goodwill	24,616	24,846

Total assets	$54,991	$57,470

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,649	$2,345
Sales reserves and allowances	5,201	6,159
Accounts payables	1,606	1,718
Employee-related obligations	544	693
Accrued expenses	1,755	1,869
Other current liabilities	995	889

Total current liabilities	11,751	13,674
Long-term liabilities:
Deferred income taxes	975	1,096
Other taxes and long-term liabilities	2,411	2,640
Senior notes and loans	24,616	24,562
Operating lease liabilities	414	435

Total long-term liabilities	28,417	28,733

Commitments and contingencies , see note 10
Total liabilities	40,167	42,407

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; June 30, 2020 and December 31, 2019: authorized 2,495 million shares; issued 1,202 million shares and 1,198 million shares, respectively	57	56
Additional paid-in capital	27,374	27,312
Accumulated deficit	(6,747)	(6,956)
Accumulated other comprehensive loss	(2,703)	(2,312)
Treasury shares as of June 30, 2020 and December 31, 2019 — 107 million ordinary shares and 106 million ordinary shares, respectively	(4,128)	(4,128)

	13,852	13,972

Non-controlling interests	972	1,091

Total equity	14,824	15,063

Total liabilities and equity	$54,991	$57,470

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	$3,870	$4,177	$8,227	$8,326
Cost of sales	2,107	2,284	4,402	4,577

Gross profit	1,763	1,893	3,826	3,749
Research and development expenses	225	276	446	537
Selling and marketing expenses	597	666	1,210	1,313
General and administrative expenses	264	296	567	589
Intangible assets impairments	120	561	768	1,030
Other assets impairments, restructuring and other items	381	101	502	103
Legal settlements and loss contingencies	13	646	(12)	703
Other income	(9)	(9)	(22)	(15)

Operating (loss) income	173	(644)	364	(510)
Financial expenses, net	223	206	448	425

Income (loss) before income taxes	(51)	(850)	(84)	(934)
Income taxes (benefit)	(104)	(179)	(163)	(170)
Share in (profits) losses of associated companies, net	—	—	—	4

Net income (loss)	53	(671)	78	(768)
Net income (loss) attributable to non-controlling interests	(87)	18	(131)	26

Net income (loss) attributable to Teva	140	(689)	209	(794)
Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.13	$(0.63)	$0.19	$(0.73)

Diluted	$0.13	$(0.63)	$0.19	$(0.73)

Weighted average number of shares (in millions):
Basic	1,096	1,092	1,095	1,091

Diluted	1,100	1,092	1,098	1,091

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$53	$(671)	$78	$(768)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	144	86	(416)	133
Unrealized gain (loss) from derivative financial instruments	7	(10)	37	37
Unrealized gain from available-for-sale securities	—	1	—	1
Unrealized loss on defined benefit plans	—	(1)	—	(1)

Total other comprehensive income (loss)	151	76	(379)	170

Total comprehensive income (loss)	204	(595)	(301)	(598)
Comprehensive income (loss) attributable to non-controlling interests	(85)	47	(119)	49

Comprehensive income (loss) attributable to Teva	$289	$(642)	$(182)	$(647)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2020	1,201	56	27,342	(6,887)	(2,852)	(4,128)	13,531	1,057	14,588
Net Income (loss)				140			140	(87)	53
Other comprehensive income (loss)					149		149	2	151
Issuance of Shares	1	*					*		*
Stock-based compensation expense			32				32		32

Balance at June 30, 2020	1,202	$57	$27,374	$(6,747)	$(2,703)	$(4,128)	$13,852	$972	$14,824

*	Represents an amount less than $ 0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2019	1,198	56	27,234	(6,063)	(2,359)	(4,137)	14,732	1,089	15,821
Net Income (loss)				(689)			(689)	18	(671)
Other comprehensive income (loss)					47		47	29	76
Issuance of Shares		*							*
Issuance of Treasury Shares			(6)			9	3		3
Stock-based compensation expense			32				32		32
Other			(2)				(2)		(2)
Transactions with non-controlling								(8)	(8)

Balance at June 30, 2019	1,198	$56	$27,258	$(6,752)	$(2,312)	$(4,128)	$14,122	$1,128	$15,251

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2019	1,198	56	27,312	(6,956)	(2,312)	(4,128)	13,972	1,091	15,063
Net Income (loss)				209			209	(131)	78
Other comprehensive income (loss)					(391)		(391)	12	(379)
Issuance of Shares	4	*					*		*
Stock-based compensation expense			62				62		62

Balance at June 30, 2020	1,202	$57	$27,374	$(6,747)	$(2,703)	$(4,128)	$13,852	$972	$14,824

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2018	1,196	56	27,210	(5,958)	(2,459)	(4,142)	14,707	1,087	15,794
Net I ncome (loss)				(794)			(794)	26	(768)
Other comprehensive income (loss)					147		147	23	170
Issuance of shares	2	*							*

Issuance of Treasury Shares			(8)			14	6		6
Stock-based compensation expense			64				64		64
Transactions with non-controlling interests								(8)	(8)
Other			(8)				(8)		(8)

Balance at June 30, 2019	1,198	$56	$27,258	$(6,752)	$(2,312)	$(4,128)	$14,122	$1,128	$15,251

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$78	$(768)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	781	893
Impairment of long-lived assets and assets held for sale	1,120	1,097
Net change in operating assets and liabilities	(1,002)	(1,056)
Deferred income taxes – net and uncertain tax positions	(502)	(362)
Stock-based compensation	62	64
Net loss (gain) from sale of investments and long-lived assets	24	6
Other items	17	11

Net cash provided by (used in) operating activities	578	(115)

Investing activities:
Beneficial interest collected in exchange for securitized accounts receivables	769	746
Purchases of property, plant and equipment	(259)	(237)
Proceeds from sale of long lived assets	45	134
Other investing activities	10	58

Net cash provided by investing activities	565	701

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(700)	(157)
Tax withholding payments made on shares and dividends	—	(52)
Other financing activities	(3)	(15)

Net cash used in financing activities	(703)	(224)

Translation adjustment on cash and cash equivalents	(13)	21

Net change in cash and cash equivalents	427	383
Balance of cash and cash equivalents at beginning of period	1,975	1,782

Balance of cash and cash equivalents at end of period	$2,402	$2,165

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$728	$770
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
The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

b.	Significant accounting policies
Change in the annual goodwill assessment date
The Company has historically performed its annual goodwill assessment during the fourth quarter of each year. During the second quarter of 2020, the Company decided to change the date of its annual impairment assessment from October 1 to June 30. The change was made to more closely align the impairment assessment date with the Company’s long-term planning and forecasting process.
 See
note 6.
Recently adopted accounting pronouncements
In March 2020, the FASB issued ASU
2020-04
“Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. There was no impact to the Company’s consolidated financial statements for the period
ended June 30, 2020 as a result of adopting this standard update. The Company will continue to evaluate this guidance to determine the impact it may have in the future on its consolidated financial statements.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
In August 2018, the FASB issued ASU
2018-15
“Intangibles—Goodwill and
other—Internal-use
software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This guidance aligns the requirements for capitalizing implementation co
s
ts incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. Teva applied the guidance prospectively to all implementation costs incurred after the date of adoption. Teva adopted the provisions of this update as of January 1, 2020 with no material impact on its consolidated financial statements.
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
2019-12
“Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes” (the “update”). The amendments in this update simplify the accounting for income taxes by removing the following exceptions in ASC 740: (1) exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
The impact of this revision is a decrease in net revenues with an offsetting decrease in cost of sales. There is no impact on gross profit, operating income or earnings per share. In addit
i
on, there is no impact on Teva’s balance sheet or statement of cash flows for the related periods.
The following table summarizes the impact of the revision on net revenues and cost of sales in the consolidated statements of income for the relevant periods:

		Net revenues			Cost of sales
		As reported	Adjustment	As revised	As reported	Adjustment	As revised
		(U.S. $ in millions)
201 9	Q1	4,295	(146)	4,149	2,440	(146)	2,293
	Q2	4,337	(159)	4,177	2,443	(159)	2,284

	Total	8,632	(306)	8,326	4,883	(306)	4,577
NOTE 2 – Certain transactions:
The Company has entered into alliances and other arrangements with third parties to acquire rights to products it does not have, to access markets it does not operate in and to otherwise share development costs or business risks. The Company’s most significant agreements of this nature are summarized below.
Alvotech Partnership
In August 2020, Teva entered into an exclusive partnership agreement with biopharmaceutical company Alvotech for the commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas. Under this agreement, Alvotech will be responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. The agreement includes an upfront payment payable by Teva, with subsequent milestone payments over the next few years. Teva and Alvotech will share profit from the commercialization of the biosimilars.
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

On July 29, 2020, Otsuka submitted an application to obtain manufacturing and marketing approval for AJOVY in Japan
.
Celltrion
In October 2016, Teva and Celltrion, Inc. (“Celltrion”) entered into a collaborative agreement to commercialize TRUXIMA® and HERZUMA®, two biosimilar products for the U.S. and Canadian markets. Teva paid Celltrion $160 million, of which up to $60 million is refundable or creditable. Teva and Celltrion will share the profit from the commercialization of these products. These two products, TRUXIMA and HERZUMA, were approved by the FDA in November and December 2018, respectively and were launched in the United States in November 2019 and March 2020, respectively.
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
Assets and Liabilities Held For Sale:
Certain assets of Teva’s business venture in Japan
Teva operates its business in Japan, which is part of Teva’s International Market segment, through a business venture with The Takeda Pharmaceutical Company Limited (“Takeda”), in which Teva owns a 51% stake and Takeda owns the remaining 49%.
During the second quarter of 2020, Teva and Takeda decided to sell the majority of the business venture’s generic and operational assets. Teva expects this transaction to close by early 2021.
Teva is accounting for the business venture assets and liabilities to be sold as held for sale and determined that the fair value less cost to sell did not exceed the carrying value, resulting in an impairment charge of $
261
 million

in other assets impairments, restructuring and other items.
Teva determined that the sale of this portion of the Teva-Takeda business venture, whether pending or completed, does not constitute a strategic shift for Teva, and does not and will not have a major effect on its operations and financial results. Accordingly, the operations associated with the transactions are not reported as discontinued operations.
Assets held for sale include the Teva-Takeda business venture assets that are held for sale and other manufacturing assets that are expected to be sold within the next year.
The table below summarizes all Teva assets included as held for sale as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(U.S. $ in millions)
Inventories	154	—
Property, plant and equipment, net and others	176	98
Goodwill	11	—
Adjustments of assets held for sale to fair value	(272)	(11)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$69	$87

1
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended June 30, 2020
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,658	1,000	457	211	3,326
Licensing arrangements	17	3	1	1	22
Distribution	374	—	7	—	381
Other	(2)	(2)	23	123	141

	$2,047	$1,001	$488	$335	$3,870

	Three months ended June 30, 2019
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,686	1,173	526	204	3,588
Licensing arrangements	35	10	2	1	48
Distribution	351	§	4	—	354
Other	—	§	49	137	186

	$2,071	$1,183	$582	$342	$4,177

§ Represents an amount less than $1 million.

	Six months ended June 30, 2020
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	3,283	2,370	939	388	6,981
Licensing arrangements	42	15	4	2	63
Distribution	800	2	13	—	815
Other	4	17	97	252	369

	$4,129	$2,404	$1,053	$642	$8,227

	Six months ended June 30, 2019
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	3,324	2,433	994	390	7,141
Licensing arrangements	65	15	2	3	85
Distribution	729	§	10	—	739
Other	—	§	97	264	362

	$4,118	$2,448	$1,103	$657	$8,326

§ Represents an amount less than $1 million.
The financial data presented in the tables above with respect to prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c.

1
4

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
SR&A to U.S. customers comprised approximately 80% of the Company’s total SR&A as of June 30, 2020, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the six months ended June 30, 2020 and 2019 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S. $ in millions)
Balance at December 31, 2019	$87	$2,895	$1,109	$1,342	$637	$176	$6,159	$6,246
Provisions related to sales made in current year period	193	2,588	434	4,325	216	50	7,613	7,806
Provisions related to sales made in prior periods	—	(191)	(105)	(15)	18	—	(293)	(293)
Credits and payments	(206)	(3,064)	(505)	(4,416)	(211)	(64)	(8,260)	(8,466)
Translation differences	—	(9)	—	(2)	(2)	(5)	(18)	(18)

Balance at June 3 0 , 2020	$74	2,219	$933	$1,234	$658	$157	$5,201	$5,275

	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S.$ in millions)
Balance at December 31, 2018	$175	$3,006	$1,361	$1,530	$638	$176	$6,711	$6,886
Provisions related to sales made in current year period	229	2,651	548	4,822	148	213	8,382	8,611
Provisions related to sales made in prior periods	—	7	—	(5)	3	(4)	1	1
Credits and payments	(242)	(2,975)	(739)	(4,936)	(196)	(206)	(9,052)	(9,294)
Translation differences	—	4	—	2	2	4	12	12

Balance at June 3 0 , 2019	$162	2,693	$1,170	$1,413	$595	$183	$6,054	$6,216

Allowance for credit losses
Accounts receivable are recognized net of allowance for credit losses. Allowances for credit losses were $129 million and $135 million as of June 30, 2020 and December 31, 2019, respectively. The decrease is mainly due to currency fluctuations.

1
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	June 30, 2020	December 31, 2019
	(U.S. $ in millions)
Finished products	$2,281	$2,504
Raw and packaging materials	1,282	1,183
Products in process	618	583
Materials in transit and payments on account	179	151

Total	$4,361	$4,422

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019	2020	2019
	(U.S. $ in millions)
Product rights	$19,386	$19,663	$11,252	$10,640	$8,134	$9,023
Trade names	599	600	144	126	455	474
In process research and development	1,352	1,735	—	—	1,352	1,735

Total	$21,336	$21,998	$11,396	$10,766	$9,940	$11,232

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various therapeutic categories from various acquisitions with a weighted average life of approximately 12 years.
Amortization of intangible assets
was
 $249 million and $285 million in the three months ended June 30, 2020 and 2019, respectively.
Amortization of intangible assets
was
 $507 million and $568 million in the six months ended June 30, 2020 and 2019, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of various generic products from the Actavis Generics acquisition of
$1,317 million. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended June 30, 2020 and 2019 were $120 million and $561 million, respectively.
Impairments in the second quarter of 2020 consisted of:

(a)	Identifiable product rights of $103 million, mainly due to updated market assumptions regarding price and volume of products acquired from Actavis Generics ; and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

(b)
IPR&D assets of $17 million, mainly due to generic pipeline products acquired from Actavis Generics resulting from
development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date or discount rate
)
.

Impairments in the second quarter of 2019 consisted of:

(a)
Identifiable product right
of
$365 million, mainly due to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are
 primarily marketed in the Unites States
;
and

(b)
IPR&D assets of $
196
 million due to: (i) $
137
 million of generic pipeline products acquired from Actavis Generics resulting from
development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date or discount rate) in the United States and (ii) $
59
 million related to a change in the assumption of the future market share of certain
products within Teva’s Actavis Generics related pipeline in Europe.

Impairments of long-lived intangible assets for the six months ended June 30, 2020 and 2019 were $768 million and $1,030 million, respectively.
Impairments in the first six months of 2020 consisted of:

(a)
IPR&D assets of $348 million, primarily due to: (i) $211
million
related to AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States following clinical trial results received in February 2020, which failed to meet their primary endpoints;
and (ii) $117 million
related to generic pipeline products acquired from Actavis Generics resulting from

development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States; and

(b)
Identifiable product rights of $420 million,
mainly due to: (i) $232 million due to updated market assumptions regarding price and volume of products acquired from Actavis Generics; and
 (
i
i) $165 million in
Japan in connection with ongoing regulatory pricing reductions and generic competition.

Impairments in the first six months of 2019 consisted of:

(a)
Identifiable product rights of $569 million, mainly due to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are
 primarily marketed in the United States
;
and

(b)
IPR&D assets of $461 million, due to: (i) $277 million of generic pipeline products acquired from Actavis Generics resulting from
development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date or discount rate) in the United States
;
 (ii) $125 million related to lenalidomide (generic equivalent of Revlimid
®
) due to modified competition assumptions as a result of settlements between the innovator and other generic filers
; and
(iii) $59 million related to a change in the assumption of the future market share of certain
 products within Teva’s Actavis Generics related pipeline in Europe.

NOTE 6 – Goodwill:
The changes in the carrying amount of goodwill for the period ended June 30, 2020 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of December 31, 2019 (1)	$11,091	$8,536	$2,532	$2,687	$24,846
Changes during the period:
Goodwill reclassified as assets held for sale	—	—	(11)	—	(11)
Translation differences	(17)	(33)	(169)	—	(219)

Balance as of June 30, 2020 (1)	$11,074	$8,503	$2,352	$2,687	$24,616

(1)	Accumulated goodwill impairment as of June 30, 2020 and December 31, 2019 was approximately $21.0 billion.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
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
First Quarter Developments
During the first quarter of 2020, management assessed developments that occurred during the quarter, including expected effects of th
e
COVID-19
pandemic on its business, to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount. As part of this assessment, management also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.
Based on this assessment, management concluded that it
was
not more likely than not that the fair value of any of the reporting units was
below its carrying value as of March 31, 2020 and, therefore, no quantitative assessment was performed.
Second Quarter Developments
Pursuant to Company policy, the Company has historically performed its annual goodwill assessment during the fourth quarter of each year. During the second quarter of 2020, the Company changed its annual impairment assessment date from October 1 to June 30.
The change was made to more closely align the impairment assessment date with the Company’s long-term planning and forecasting process. The change in annual impairment testing date did not impact the financial statements, nor did it accelerate, avoid or trigger an impairment charge. The Company has determined that this change is preferable.
During the second quarter of 2020, the Company completed its long-range planning (“LRP”) process. The LRP is part of Teva’s internal financial planning and budgeting processes and is discussed and reviewed by Teva’s management and its board of directors. In addition, Teva evaluated qualitative factors, including expected effects of the
COVID-19
pandemic on its business. The impact of the
COVID-19
pandemic on Teva’s projections has been evaluated and it is not expected to significantly alter the Company’s cash flows at this time. However, if circumstances were to change from Teva’s expectations about the duration or impact of the
COVID-19
pandemic, one or more business units could be impacted, which may result in an impairment.
During the second quarter of 2020, Teva conducted a quantitative analysis of all reporting units as part of its annual goodwill impairment test (pursuant to the change in the annual impairment assessment date as mentioned above) and utilized the assistance of an independent valuation expert. No goodwill impairment charge was recorded during the second quarter of 2020.

Market Capitalization
Teva analyzed the aggregated fair value of its reporting units compared to its market capitalization as part of its annual goodwill impairment test, in order to assess the reasonableness of the results of its cash flow projections used for its goodwill impairment analysis.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Teva noted its market capitalization has been below management’s assessment of the aggregated fair value of the Company’s reporting units. However, as of June 30, 2020, the Company’s market capitalization plus a reasonable control premium exceeded its book value.
So far, during 2020, the
COVID-19
pandemic has negatively impacted the global economy and created significant volatility, uncertainty and disruption of financial markets. Although Teva experienced volatility in its share price resulting from the impact of the
COVID-19
pandemic on equity markets and the global economy, its share price is relatively consistent with the share price prior to the
COVID-19
pandemic outbreak. Management continues to believe the following underlying factors are driving the differences between the aggregated fair value of its reporting units and its market capitalization:

•
Management believes a portion of the difference is due to sales projections of AJOVY and AUSTEDO in the International Markets reporting unit. Management continues to believe that the majority of analysts do not focus on this market in preparing their financial models and, as a result, have not attributed value to the launch potential in this reporting unit. Accordingly, management’s projections exceed those it believes are being used by analysts, particularly in International Markets. However, even if management were to conform to analyst expectations, the estimated fair value of the International Markets reporting unit would still exceed its carrying amount.

•
Management believes an additional difference is due to sales projections of AUSTEDO in the North America reporting unit, resulting in higher fair value as analyzed by management compared to Teva’s market capitalization. Management continues to believe that it has more accurate information based on its knowledge of the market and its growth and therefore no adjustment was incorporated to the fair value. However, even if management were to conform to analyst expectations, the estimated fair value of the North America reporting unit would still exceed its carrying amount.

•
Management continues to believe that market concerns regarding the uncertainty related to the opioid and price fixing litigation risks are impacting its market capitalization. Management believes that these concerns led to an acute reaction, which resulted in a decline in Teva’s share price and continues to impact the Company’s share price during 2020. Management believes developments in the opioids case are expected to clarify the outlook with regards to the opioid litigation, when the proposed settlement framework is finalized. Based upon Teva’s current estimates of fair value, even if management was to adjust the fair value of the North America reporting unit for this uncertainty, the estimated fair value would still exceed its carrying amount. If the outcome of the litigations were to vary materially from the proposed settlement framework as explained in note 10, this may lead to a goodwill impairment charge.

While none of these factors individually would cause a goodwill impairment charge in the North America reporting unit, if management were to conform to the market’s expectations in the North America reporting unit in connection with both AUSTEDO projections and the volatility and uncertainty of certain litigation risks, the Company would record a goodwill impairment charge of $1.1 billion. Future impairment charges, if any, reflecting conditions at that time may be materially different.
Sensitivity Analysis
North America
The estimated fair value exceeds its carrying amount for the North America reporting unit by 20%.
The Company used a terminal growth rate of 1.61% and a discount rate of 10.31%. If Teva holds all other assumptions constant, a reduction in the terminal growth rate of 0.50% to 1.11%, or an increase in discount rate of 0.50% to 10.81%, would result in a reduction of the excess of fair value over carrying amount with respect to Teva’s North America reporting unit to 15% and 13%, respectively.
Remaining reporting units
The percentage difference between estimated fair value and estimated carrying value for the Europe, International Markets, Medis and Teva API reporting units is
 34%, 43%, 147% and 30%, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Management will continue to monitor business conditions, including any impact of the
COVID-19
pandemic, and will consider future developments in Teva’s market capitalization when assessing whether a goodwill impairment charge is required in future periods.

NOTE 7 – Debt obligations:

a.
Short-term debt:

			June 30, 2020	December 31, 2019
	Weighted average interest rate as of June 30, 2020	Maturity
			(U.S. $ in millions)
Convertible debentures	0.25%	2026	$514	$514
Current maturities of long-term liabilities (1)			1,136	1,831

Total short-term debt			$1,649	$2,345

(1)	In July 2020, Teva repaid at maturity EUR 1,010 million of its 0.375% senior notes.
Convertible senior debentures
Teva’s 0.25% convertible senior debentures due 2026, with $514 million principal amount outstanding as of June 30, 2020 and December 31,

2019, include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt. Holders of the convertible debentures will be able to cause Teva to redeem the debentures on February 1, 2021.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Long-term debt:

	Weighted average interest rate as of June 30, 2020	Maturity	June 30, 2020	December 31, 2019
			(U.S. $ in millions)
Senior notes EUR 1,010 million (1)	0.38%	2020	1,136	1,131
Senior notes EUR 1,500 million	1.13%	2024	1,680	1,673
Senior notes EUR 1,300 million	1.25%	2023	1,457	1,451
Senior notes EUR 1,000 million	6.00%	2025	1,124	1,120
Senior notes EUR 900 million	4.50%	2025	1,012	1,008
Senior notes EUR 750 million	1.63%	2028	837	833
Senior notes EUR 700 million	3.25%	2022	787	784
Senior notes EUR 700 million	1.88%	2027	786	782
Senior notes USD 3,500 million	3.15%	2026	3,494	3,494
Senior notes USD 1,475 million	2.20%	2021	1,474	1,474
Senior notes USD 3,000 million	2.80%	2023	2,995	2,995
Senior notes USD 2,000 million	4.10%	2046	1,985	1,985
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000
Senior notes USD 844 million	2.95%	2022	855	856
Senior notes USD 789 million	6.15%	2036	783	782
Senior notes USD 700 million (2)	2.25%	2020	0	700
Senior notes USD 613 million	3.65%	2021	618	618
Senior notes USD 588 million	3.65%	2021	587	587
Senior notes CHF 350 million	0.50%	2022	368	361
Senior notes CHF 350 million	1.00%	2025	368	362

Total senior notes			25,846	26,496
Other long-term debt	1.13%	2026	1	1
Less current maturities			(1,136)	(1,831)
Less debt issuance costs			(94)	(103)

Total senior notes and loans			$24,616	$24,562

(1)	In July 2020, Teva repaid at maturity EUR 1,010 million of its 0.375% senior notes.
(2)	In March 2020, Teva repaid at maturity $700 million of its 2.25% senior notes.
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any.
Long-term debt as of June 30, 2020 is effectively denominated in the following currencies: 66% in U.S. dollar, 31% in euro and 3% in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $
2.3
 billion
unsecured syndicated revolving credit facility entered into in April 2019 (“RCF”).
The RCF agreement provides for two separate tranches, a $1.15 billion tranche A and a $1.15 billion tranche B. Loans and letters of credit will be available from time to time under each tranche for Teva’s general corporate purposes. Tranche A has a maturity date of April 8, 2022, with two one-year
extension options, of which $1.065 billion was extended to April 8, 2023. Tranche B has a maturity date of April 8, 2024.
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

2
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The RCF can be used for general corporate purposes, including repaying existing debt. As of June 30, 2020, no amounts were outstanding under the RCF.
As of the date of this
quarterly

report
, €200 million was outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date these financial statements are issued.
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
NOTE 8 – Derivative instruments and hedging activities:

a.
Foreign exchange risk management:
In the first six months of 2020, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
In the past, the Company hedged against possible fluctuations in foreign subsidiaries’ net assets (“net investment hedge”) and from time to time enters into cross-currency swaps and forward contracts in order to hedge such an exposure.
Most of the counterparties to the derivatives are major banks and the Company is monitoring the associated inherent credit risks. The Company does not enter into derivative transactions for trading purposes.
b. Interest risk management:
The Company raises capital through various debt instruments, including straight notes that bear a fixed or variable interest rate, bank loans and convertible debentures. In some cases, the Company has swapped from a fixed to a floating interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations.

c.
Derivative instruments notional amounts
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	June 30,	December 31,
	2020	2019
	(U.S. $ in millions)
Cross-currency swap - net investment hedge	$—	$1,000

2
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

d. Derivative instrument outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$40	$32
Liability derivatives:
Other current liabilities:
Cross-currency swaps - net investment hedge	—	(22)	—	—
Option and forward contracts	—	—	(52)	(41)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$223	$206	$151	$76
Cross-currency swaps - cash flow hedge (1)	—	(1)	—	4
Cross-currency swaps - net investment hedge (2)	—	(7)	—	14
Interest rate swaps - fair value hedge (3)	—	1	—	—

	Financial expenses, net		Other comprehensive income (loss)
	Six months ended,		Six months ended,
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$448	$425	$(379)	$170
Cross-currency swaps - cash flow hedge (1)	—	(1)	—	(15)
Cross-currency swaps - net investment hedge (2)	(2)	(15)	(21)	(6)
Interest rate swaps - fair value hedge (3)	—	1	—	—

2
3

TEVA
PHARMACEUTICAL
INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$223	$206	$(3,870)	$(4,177)
Option and forward contracts (4)	13	34	—	—
Option and forward contracts economic hedge (5)	—	—	20	4

	Financial expenses, net		Net revenues
	Six months ended,		Six months ended,
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$448	$425	$(8,227)	$(8,326)
Option and forward contracts (4)	37	(7)	—	—
Option and forward contracts Economic hedge (5)	—	—	(40)	4

(1)
With respect to cross-currency swap agreements, Teva recognized gains which mainly reflect the differences between the fixed interest rate and the floating interest rate. In the fourth quarter of 2019, Teva terminated $588 million in
cross-currency swap agreements against its outstanding 3.65% senior notes maturing in November 2021. The settlement of these transactions resulted in cash proceeds of $95 million. The cash flow hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses
,
net
over the life of the debt as additional interest expense.

(2)
In each of the first and second quarters of 2017, Teva entered into a cross currency swap agreement with a notional amount of $500 million maturing in 2020. These cross currency swaps were designated as a net investment hedge of Teva’s foreign subsidiaries euro denominated net assets, in order to reduce the risk of adverse exchange rate fluctuations. With respect to these cross currency swap agreements, Teva recognized gains which mainly reflect the differences between the float-for-float
interest rates paid and received. In the first quarter of 2020, these cross-currency swap agreements expired. The settlement of these transactions resulted in cash proceeds of $3 million.

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
expenses
,

net.

(5)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, the British pound, the Russian ruble and some other currencies during the period
for which such instruments are transacted. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an
economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. In the first six months of 2020, the positive impact from these derivatives recognized under revenues was $40 million, partially offset by a $4 million negative impact recognized under cost of sales. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

2
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

e.
Amortizations due to terminated derivative instruments:
Forward starting interest rate swaps and treasury lock agreements
In 2015, Teva entered into forward starting interest rate swaps and treasury lock agreements to protect the Company from interest rate fluctuations in connection with a future debt issuance the Company was planning. These forward starting interest rate swaps and treasury lock agreements were terminated in July 2016 upon the debt issuance. The termination of these transactions resulted in a loss position of $
493
 million,
which was recorded in other comprehensive income (loss) and is amortized under financial expenses, net over the life of the debt.
With respect to these forward starting interest rate swaps and treasury lock agreements
,
losses of $8 million and $7 million were recognized under financial expenses, net for the three months ended
June
3
0
, 2020 and 2019, respectively
,
and losses of $16 million and $15 million were recognized under financial expenses, net for the six months ended June 30, 2020 and 2019, respectively.
Fair value hedge
In the third quarter of 2016, Teva terminated interest rate swap agreements designated as
a
fair value hedge relating to its 2.95% senior notes due 2022 with respect to $844 million notional amount and its 3.65% senior notes due 2021 with respect to $450 million notional amount. Settlement of these transactions resulted in a gain position of $41 million. The fair value hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses
,
net
over the life of the debt as additional interest expense
.
In the third quarter of 2019, Teva terminated $500 million interest rate swap agreements designated as a fair value hedge relating to its 2.8% senior notes due 2023 with respect to $3,000 million notional amount. Settlement of these transactions resulted in cash proceeds of $10 million. The fair value hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses
,

net
over the life of the debt.
Cash flow hedge
In the fourth quarter of 2019, Teva terminated $588 million cross-currency swap agreements against its outstanding 3.65% senior notes maturing in November 2021. Settlement of these transactions resulted in cash proceeds of $95 million. The cash flow hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses
,
net
over the life of the debt.
With respect to the interest rate swap and cross-currency swap agreements, gains of $1 million and $2 million were recognized under financial expenses, net for the three months ended June 30, 2020 and 2019, respecti
v
ely
,
and gains of $2 million and $3 million were recognized under financial expenses, net for the six months ended June 30, 2020 and 2019, respectively.
NOTE 9 – Legal settlements and loss contingencies:
In the second quarter of 2020, Teva recorded an expense

of $
13
 million
in legal settlements and loss contingencies, compared to

$
646

million in the second quarter of 2019. The expense in the second quarter of 2020 was mainly due to the increase of a reserve for certain legal expenses and settlement contributions related to products liability claims in the United States, partially offset by proceeds received following a settlement of the FCPA derivative proceedings in Israel. The expense in the second quarter of 2019 was mainly related to the $
85
 million
settlement paid in the opioid litigation brought by the Oklahoma Attorney General and an estimated provision made for certain other opioid cases.
In the first six months of 2020, Teva recorded an income of $12 million in legal settlements and loss contingencies, compared to expense of $703 million in the first six months of 2019. The income in the first six months of 2020 was mainly due to proceeds received following a settlement of the FCPA derivative proceedings in Israel and settlement of a
n
 action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics), partially offset by the increase of a reserve for certain
legal expenses and settlement contributions related to products liability claims in the United States. The expense in the first six months of 2019 was mainly related to the $85 million settlement paid in the opioid litigation brought by the Oklahoma Attorney General and an estimated provision made for certain other opioid cases.
As of June 30, 2020 and December 31, 2019, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses was $1,588 million and $1,580 million, respectively.

2
5

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

In 2014, Teva Canada succeeded in its challenge of the bortezomib (the generic equivalent of Velcade
®
) product and mannitol ester patents under the Patented Medicines (Notice Of Compliance) Regulations (“PM (NOC)”). At the time of Teva’s launch in 2015, annual sales of Velcade were approximately 94 million Canadian dollars. Additionally, Teva commenced an action under Section 8 of PM (NOC) to recover damages for being kept off of the market during the PM (NOC) proceedings. Janssen and Millennium filed a counterclaim for infringement of the same two patents as well as a patent covering a process to prepare bortezomib. The product patent expired in October 2015; the other patents expire in January 2022 and March 2025. In 2017, Teva entered into an agreement with Janssen and Millennium which limit ed
 the damages payable by either party depending on the outcome of the infringement/impeachment action. As a result, the most Janssen and Millennium could have
recover
ed
is 200 million Canadian dollars plus post-judgment interest. In June 2018, the court ruled that Janssen and Millennium pay Teva 5 million Canadian dollars in Section 8 damages. Janssen and Millennium filed an appeal, which was denied by the appellate court on November 4, 2019. On January 3, 2020, Janssen and Millennium applied for leave to appeal to the Canadian Supreme Court.
On May 8, 2020, the Canadian Supreme Court denied Janssen and Millennium’s application. This matter is now closed.
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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018. The nitrosamine impurities in valsartan are allegedly found in the
a
ctive pharmaceutical ingredient (API) supplied by multiple API manufacturers. Teva’s products allegedly at issue in the litigation pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring claims with respect to the New Jersey MDL. In addition to these MDLs, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. Similar lawsuits are pending in Canada and Germany.
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
In June 2013, the U.S. Supreme Court held, in Federal Trade Commission (“FTC”) v. Actavis, Inc. (the “AndroGel case”), that a rule of reason test should be applied in analyzing whether such settlements potentially violate the federal antitrust laws. The Supreme Court held that a trial court must analyze each agreement in its entirety in order to determine whether it violates the antitrust laws. This new test has resulted in increased scrutiny of Teva’s patent settlements, additional action by the FTC and state and local authorities, and an increased risk of liability in Teva’s currently pending antitrust litigations.
Beginning in April 2006, certain subsidiaries of Teva were named in a class action lawsuit filed in the U.S. District Court for the Eastern District of Pennsylvania with allegations that the settlement agreements entered into between Cephalon, Inc., now a Teva subsidiary (“Cephalon”), and various generic pharmaceutical companies in late 2005 and early 2006 to resolve patent litigation involving certain finished modafinil products (marketed as PROVIGIL
®
) were unlawful because they had the effect of excluding generic competition. The cases also allege that Cephalon improperly asserted its PROVIGIL patent against the generic pharmaceutical companies. Separately, Apotex challenged Cephalon’s PROVIGIL patent and, in October 2011, the court found the patent to be invalid and unenforceable based on inequitable conduct. Teva has either settled or reached agreements in principle to settle with all plaintiffs in such cases, except for an action brought by the State of Louisiana. The settlement with the State of California that was reached in 2019 received final court approval in June 2020. All settlements entered into in connection with the above proceeding are covered by the settlement fund explained below.
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
term.
Additionally, following an investigation initiated by the European Commission in April 2011 regarding a modafinil patent settlement in Europe, the European Commission issued a Statement of Objections and a Supplementary Statement of Objection in July 2017 and June 2020, respectively, against both Cephalon and Teva alleging that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil. No final decision regarding liability has yet been taken by the European Commission. The sales of modafinil in the European Economic Area during the last full year of the alleged breach amounted to €46.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
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
XR
®
were approximately $
2.6
 billion at the time of settlement and at the time
Teva
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
®
(extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005, to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. In August 2019, the district court certified the direct-purchaser class, but in June 2020, the court denied the indirect purchasers’ motion for class certification. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, which has since been amended, alleging violations of state law. Defendants moved to strike the Distri
c
t Attorney’s claims for restitution and civil penalties to the extent not limited to alleged activity occurring in Orange County. The Superior Court denied that motion. The Court of Appeals subsequently reversed the decision and in June 2020, the California Supreme Court reversed the Court of Appeals’ decision, allowing the District Attorney’s claims to proceed. Annual sales of Niaspan
®
were

approximately
$416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
Beginning in 2013, several putative class actions were fi
l
ed against Actavis, Inc. and certain of its affiliates, alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals Inc. relating to Lidoderm
®
(lidocaine transdermal patches) violated the antitrust laws. The cases were consolidated as a multidistrict litigation in federal court in California and were settled in 2018. The FTC also filed suit to challenge the Lidoderm
®
settlement, although in February 2019, the FTC dismissed its claims against Actavis and Allergan, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. In July 2019, Teva also settled a complaint brought by the State of California. On September 16, 2019, end-payers
Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan filed their own lawsuit against Watson, and other defendants, in Michigan state court. Defendants moved to dismiss that lawsuit on June 5, 2020, and those motions remain pending. On January 24, 2020, the State of Mississippi filed
a
complaint
against
Teva and Watson in Mississippi state court
,
which it
 subsequently amended  on June 12,

2020.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Since January 2014, numerous lawsuits have been filed in the U.S. District Court for the Southern District of New York by purported classes of end-payers
for, and direct-purchasers of, Actos
®
and Actoplus Met (pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson. The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers violated the antitrust laws. The court dismissed the end-payers’
lawsuits against all defendants in September 2015. On February 8, 2017, the Court of Appeals for the Sec
o
nd Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. The direct purchasers’ case had been stayed pending resolution of the appeal in the end payer matter and the direct purchasers amended their complaint for a second time following the Second Circuit’s decision, but on October 8, 2019, the district court dismissed, with prejudice, the direct purchasers’ claims against the generic manufacturers (including Teva, Actavis, and Watson). At the time of
Teva’s
settlement
, annual sales of Actos
®
and Actoplus Met were

approximately

$
3.7
 billion and approximately $
500
 million, respectively. At the time Teva launched its authorized generic version of Actos
®
and Actoplus Met in
August 2012
, annual sales of Actos
®
and Actoplus Met were approximately $
2.8
 billion and approximately $
430
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
In May 2015, a purported class of end payers for Namenda IR
®
(memantine hydrochloride) filed a lawsuit against Forest Laboratories, LLC (“Forest”), the innovator, and several generic manufacturers, including Teva, alleging
,
among other things, that the settlement agreements between Forest and the generic manufacturers to resolve patent litigation over Namenda IR
®
violated the antitrust laws. Teva reached a settlement agreement with these plaintiffs, in principle, in July 2020, which has yet to be finalized. Annual sales of Namenda IR
®
at the time of the patent litigation settlement were approximately $1.1 billion and approximately $550 million at the time other manufacturers first launched generic versions of Namenda IR
®
in July 2015
.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
In October 2019, the European Commission commenced an inspection of Teva and subsequently requested information for purposes of investigating whether Teva may have abused a dominant position in the Multiple Sclerosis field, dating back to at least 2014. No formal proceedings have been initiated. Annual sales of COPAXONE in the European Economic Area for the past year were approximately $431 million.
Government Investigations and Litigation Relating to Pricing and Marketing
Teva is involved in go
v
ernment investigations and litigation arising from the marketing and promotion of its pharmaceutical products in the United States.
In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the U.S. Department of Justice (“DOJ”) Antitrust Division seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. A resolution with the DOJ may include material

fines and additional compliance conditions. While efforts to reach a resolution are continuing, failure to reach a resolution with the DOJ will likely lead to criminal charges and could have a material adverse impact on the Company’s business.
In May 2018, Teva received a civil investigative demand from the DOJ Civil Division, pursuant to the federal False Claims Act, seeking documents and information produced since January 1, 2009 relevant to the Civil Division’s investigation concerning allegations that generic pharmaceutical manufacturers, including Teva, engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted in violation of the False Claims Act. An adverse resolution of this matter may include fines, penalties, financial forfeiture and compliance conditions.
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these attorneys general filed yet another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products. On June 10, 2020, most, but not all, of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the District of Connecticut naming, among other defendants, Actavis, but not Teva USA in a similar complaint relating to dermatological generics products. In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”) with the exception of the recently filed June 10, 2020 complaint, which transfer is currently pending. On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general May 10, 2019 complaint, referenced above, along with three complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Beginning on March 2, 2016, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On April 6, 2017, these cases were transferred to the Pennsylvania MDL. Additional cases were transferred to that court and the plaintiffs filed consolidated amended complaints on August 15, 2017. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, and again on May 6, 2020, certain individual plaintiffs commenced a civil action in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaint has been filed in either action and the July 18, 2019 case has been placed in deferred status. On November 13, 2019, several counties in New York commenced a civil action against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaint has been transferred to the Pennsylvania MDL. On March 1, 2020, Harris County in Texas filed a complaint against several generic manufacturers including Teva and Actavis in the District Court for the Southern District of Texas. This complaint largely mirrors certain allegations in the complaints in the Pennsylvania MDL and has been transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The action is in its early stages.
On March 21, 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Teva has cooperated with the investigation and responded to the subpoena. An adverse resolution of this investigation may involve damages and civil penalties.
In December 2016, Teva resolved certain claims under the U.S. Foreign Corrupt Practices Act (“FCPA”) with the SEC and the DOJ. The settlement included a fine, disgorgement and prejudgment interest, a three-year deferred prosecution agreement (“DPA”) for Teva and the retention of an independent compliance monitor for a period of three years. In February 2020 the term of the monitorship provided for by the DPA and Teva’s consent judgement with the SEC expired and on March 4, 2020, following Teva’s certification to the SEC and the DOJ confirming that Teva had complied with its disclosure obligations under the DPA, the DOJ filed a motion to dismiss the information filed against Teva at the time the DPA was entered into. On July 21, 2020, the information was dismissed.

Opioids Litigation
Since May 2014, more than 3,000 complaints have been filed with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties, states, other governmental agencies, tribes and private plaintiffs (including various putative class actions of individuals) in both state and federal courts. Most of the federal cases have been consolidated into a multidistrict litigation in the Northern District of Ohio (“MDL Opioid Proceeding”) and many of the cases filed in state court have been removed to federal court and consolidated into the MDL Opioid Proceeding. Two cases that were in the MDL Opioid Proceeding were recently transferred back to federal district court for additional discovery, pre-trial
proceedings and trial. Those cases are: City of Chicago v. Purdue Pharma L.P. et al., No.
14-cv-04361
(N.D. Ill.) and City and County of San Francisco v. Purdue Pharma L.P. et al., No.
18-cv-07591-CRB
(N.D. Cal.). Other cases remain pending in various states. In some jurisdictions, such as Illinois, New York, Pennsylvania, South Carolina, Texas, Utah and West Virginia, certain state court cases have been transferred to a single court within their respective state court systems for coordinated pretrial proceedings. Complaints asserting claims under similar provisions of different state law, generally contend that the defendants allegedly engaged in improper marketing and distribution of opioids, including ACTIQ
®
and FENTORA
®
. The complaints also assert claims related to Teva’s generic opioid products. In addition, over 930 personal injury plaintiffs, including various putative class actions of individuals, have asserted personal injury and wrongful death claims in over 600 complaints. Furthermore, approximately 700 complaints have named Anda, Inc. (and other distributors and manufacturers) alleging that Anda failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the abuse and diversion of such products to individuals who used them for other than legitimate medical purposes. Plaintiffs seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. Certain plaintiffs assert that the measure of damages is the entirety of the costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages. In many of these cases, plaintiffs are seeking joint and several damages among all defendants.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
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
Also on October 21, 2019, Teva and certain other defendants reached an agreement in principle with a group of Attorneys General from North Carolina, Pennsylvania, Tennessee and Texas for a nationwide settlement framework (the “framework”). The framework is designed to provide a mechanism by which the Company attempts to seek resolution of remaining potential and pending opioid claims by both the U.S. states and political subdivisions (i.e., counties, tribes and other plaintiffs) thereof. Under this framework, Teva would provide buprenorphine naloxone (sublingual tablets) with an estimated value of up to approximately $
23
 billion at wholesale acquisition cost over a
ten year
period. In addition, Teva would also provide cash payments of up to $
250
 million over a
ten year
period.
The Company cannot predict if the framework will be finalized. Following these developments, the Company considered a range of potential settlement outcomes. The current provision is a reasonable estimate of the ultimate costs if the nationwide settlement framework is finalized in its current form. However, if not finalized in its current form for the entirety of the cases, a reasonable upper end of a range of loss cannot be determined. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff in that action filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. The amended complaint seeks unspecified damages, legal fees, interest, and costs. In July 2017, August 2017, and June 2019, other putative securities class actions were filed in other federal courts based on similar allegations, and those cases have been transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and June 2020, nineteen complaints were filed against Teva and certain of its current and former officers and directors seeking unspecified compensatory damages, legal fees, costs and expenses. The similar claims in these complaints have been brought on behalf of plaintiffs, in various forums across the country, who have indicated that they intend to
“opt-out”
of the plaintiffs’ class if one is certified in the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. The case is now in discovery.
Motions to approve derivative actions against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness with respect to the acquisition of the Rimsa business, the acquisition of Actavis Generics and the patent settlement relating to Lidoderm
®
. Motions for document disclosure prior to initiating derivative actions were filed with respect to several U.S. and EU settlement agreements, opioids and the U.S. price-fixing investigations. Motions to approve securities class actions against Teva and certain of its current and former directors and officers were filed in Israel based on allegations of improper disclosure of the above-mentioned pricing investigation, as well as lack of disclosure of negative developments in the generic sector, including price erosion with respect to Teva’s products. Various motions were filed in Israel to approve a derivative action, discovery and a class action related to claims regarding Teva’s above-mentioned FCPA resolution with the SEC and DOJ. The parties have reached a settlement which was approved by the Tel Aviv District Court on April 6, 2020.
Environmental Matters
Teva or its subsidiaries are party to a number of environmental proceedings, or have received claims, including under the federal Superfund law or other federal, pr
o
vincial or state and local laws, imposing liability for alleged noncompliance, or for the investigation and remediation of releases of hazardous substances and for natural resource damages. Many of these proceedings and claims seek to require the generators of hazardous wastes disposed of at a third party-owned site, or the party responsible for a release of hazardous substances that impacted a site, to investigate and clean the site or to pay or reimburse others for such activities, including for oversight by governmental authorities and any related damages to natural resources. Teva or its subsidiaries have received claims, or been made a party to these proceedings, along with others, as an alleged generator of wastes that were disposed of or treated at third-party waste disposal sites, or as a result of an alleged release from one of Teva’s facilities or former facilities.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Trial in this matter is currently scheduled for October 2021.
NOTE 11 – Income taxes:
In the second quarter of 2020, Teva recognized a tax benefit of $104 million, on pre-tax
loss of $51 million. In the second quarter of 2019, Teva recognized a tax benefit of $179 million, on pre-tax
loss of $850 million. Teva’s tax rate for the second quarter of 2020 was mainly affected by impairments in jurisdictions in which tax rates are higher than Teva’s average tax rate on its ongoing business operations and other changes to tax positions and deductions.
In the first six months of 2020, Teva recognized a tax benefit of $163 million, on pre-tax
loss of $84 million. In the first six months of 2019, Teva recognized a tax benefit of $170 million, on pre-tax
loss of $934
million. Teva’s tax rate for the first six months of 2020 was mainly affected by impairments reflected in the quarter in jurisdictions in which tax rates are higher than Teva’s average tax rate on its ongoing business operations and other changes to tax positions and deductions.
The statutory Israeli corporate tax rate is 23% in 2020.
Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or discrete items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is scheduled to begin in September 2020. A final and binding decision against Teva in this case may lead to an impairment of $136 million.
The Israeli tax authorities issued a tax assessment decrees for 2013-2016, challenging the Company’s positions on several issues.
Teva will protest the 2013-2016 decrees before the Central District Court in Israel. The Company believes it has adequately provided for these items, however, an adverse result could be material.
NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$277	$48	$352	$68
Contingent consideration	76	24	83	(47)
Restructuring	33	47	73	79
Other	(6)	(18)	(5)	3

Total	$381	$101	$502	$103

(1)	Including impairments related to exit and disposal activities
Impairments
Impairments of tangible assets for the three months ended June 30, 2020 and 2019 were $
277
 million and $
48

million, respectively. The impairment for the three months ended June 30, 2020 was mainly related to an agreement to sell certain assets from Teva’s business venture in Japan. See note 2.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Impairments of tangible assets for the six months ended June 30, 2020 and 2019 were $352 million and $68
million, respectively. The impairment for the six months ended June 30, 2020 was mainly related to an agreement to sell certain assets from Teva’s business venture in Japan and plant rationalization. See note 2.
Teva may record additional impair
m
ents in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its plant rationalization plan.
Contingent consideration
In the three months ended June 30, 2020, Teva recorded an expense of $76 million for contingent consideration, compared to an expense of $24 million in the three months ended June 30, 2019. The expense in the second quarter of 2020 was mainly related to a change in the estimated future royalty payments to Eagle Pharmaceuticals, Inc. (“Eagle”) in connection with expected future bendamustine sales and the expected royalty payments in connection with lenalidomide (generic equivalent of Revlimid
®
) which was part of the Actavis acquisition.
In the six months ended June 30, 2020, Teva recorded an expense of $83 million for contingent consideration, compared to an income of $47 million in the six months ended June 30, 2019.
The expense in the first six months of 2020 was mainly related to a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales and the expected royalty payments in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis acquisition.
Restructuring
In the three months ended June 30, 2020, Teva recorded $33 million of restructuring expenses, compared to $47 million in the three months ended June 30, 2019.
In the six months ended June 30, 2020, Teva recorded $73 million of restructuring expenses, compared to $79 million in the six months ended June 30, 2019.
The expenses for the three and six months ended June 30, 2020 were primarily related to residual expenses of the restructuring plan announced in 2017 and other network consolidation impacts.
The following tables provide the components of costs associated with Teva’s restructuring plan, including other costs associated with Teva’s restructuring plan and recorded under different items:

	Three months ended June 30,
	2020	2019
	(U.S. $ in millions)
Restructuring
Employee termination	$3	$36
Other	30	11

Total	$33	$47

	Six months ended June 30,
	2020	2019
	(U.S. $ in millions)
Restructuring
Employee termination	$36	$56
Other	36	23

Total	$73	$79

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2020	$(208)	$(7)	$(215)
Provision	(36)	(36)	(73)
Utilization and other*	114	36	150

Balance as of June 30, 2020	$(130)	$(7)	$(137)

*	Includes adjustments for foreign currency translation.
Significant regulatory
and other
events
In July 2018, the FDA completed an inspection of Teva’s manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-483
to the site. In October 2018, the FDA notified Teva that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, Teva received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control, and investigations at this site. Teva has been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements, and to address those concerns as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings, and Teva received a letter from the FDA dated April 24, 2020 notifying that the site continues to be classified as OAI. If Teva is unable to remediate the findings to the FDA’s satisfaction, it may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. Teva expects to generate approximately $161 million in revenues from this site in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility, however delays in FDA approvals of future products from the site may occur.
In July 2018, Teva announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown nitrosamine impurity called NDMA found in valsartan API supplied by Zhejiang Huahai Pharmaceuticals Co. Ltd. (“Huahai”). Since July 2018, Teva has been actively engaged with global regulatory authorities in reviewing its sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, Teva has initiated additional voluntary recalls. In December 2019, Teva reached a settlement with Huahai resolving its claims related to certain sartan API supplied by Huahai. Under the settlement agreement, Huahai agreed to compensate Teva for some of its direct losses and provide it with
prospective cost reductions for API. The settlement does not release Huahai from liability for any losses Teva may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. In addition, multiple lawsuits have been filed in connection with this matter, which may lead to additional customer penalties, impairments and litigation costs
.
In the second quarter of 2020, Teva’s operations in its manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. Teva expects remediation of this issue to be completed in the third quarter of 2020. The impact to Teva’s financial results in the second quarter of 2020 was immaterial, however, if the remediation takes longer than expected there may be further loss of sales, customer penalties or impairments to related assets.
NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net results attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”)) during the period, net of treasury shares.
In computing diluted earnings per sh
a
re for the three mon
t
hs ended June 30, 2020, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, using the treasury stock method. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share. In computing diluted loss per share for the three months ended June 30, 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
In computing diluted earnings per share for the six months ended June 30, 2020, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, using the treasury stock method. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share. In computing the diluted loss per share for the six months ended June 30, 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Basic and diluted earnings per share were

$
0.13
for the three months ended June
30
,
2020
, compared to basic and diluted loss per share of $
0.63
for the three months ended June
30
,
2019
.
Basic and diluted earnings per share were

$
0.19
for the six months ended June 30, 2020, compared to basic and diluted loss per share of $
0.73
for the six months ended June 30, 2019.
NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2019	$(1,794)	$—	$(420)	$(98)	$(2,312)

Other comprehensive income (loss) before reclassifications	(428)	—	19	—	(409)
Amounts reclassified to the statements of income	—	—	18	—	18

Net other comprehensive income (loss) before tax	(428)	—	37	—	(391)

Net other comprehensive income (loss) after tax*	(428)	—	37	—	(391)

Balance as of June 30, 2020	$(2,222)	$—	$(383)	$(98)	$(2,703)

*	Amounts do not include a $12 million gain from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for-sale securities	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2018	$(1,878)	$1	$(504)	$(78)	$(2,459)

Other comprehensive income (loss) before reclassifications	110	1	22	* *	133
Amounts reclassified to the statements of income	—	—	15	—	15

Net other comprehensive income (loss) before tax	110	1	37	* *	148

Net other comprehensive income (loss) after tax*	110	1	37	(1)	147

Balance as of June 30, 2019	$(1,768)	$2	$(467)	$(79)	$(2,312)

*	Amounts do not include a $23 million gain from foreign currency translation adjustments attributable to non-controlling interests.
**	Represents an amount less than $0.5 million.

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
3 and note
6.
a.	Segment information:

	Three months ended June 30,
	2020
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,047	$1,001	$488
Gross profit	1,090	548	247
R&D expenses	154	65	19
S&M expenses	254	188	105
G&A expenses	110	52	29
Other (income) expenses	(2)	(1)	(2)

Segment profit	$573	$244	$97

	Three months ended June 30,
	2019
	North America	Europe	International Market s*
	(U.S. $ in millions)
Revenues	$2,071	$1,183	$582
Gross profit	1,067	674	312
R&D expenses	175	70	24
S&M expenses	269	216	119
G&A expenses	117	70	34
Other (income) expenses	2	1	(1)

Segment profit	$504	$316	$136

3
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Six months ended June 30,
	2020
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$4,129	$2,404	$1,053
Gross profit	2,152	1,371	552
R&D expenses	300	120	34
S&M expenses	505	390	211
G&A expenses	228	118	63
Other (income) expenses	(4)	(2)	(8)

Segment profit	$1,123	$746	$253

	Six months ended June 30,
	2019
	North America	Europe	International Markets*
	(U.S. $ in millions)
Revenues	$4,118	$2,448	$1,103
Gross profit	2,107	1,404	582
R&D expenses	340	136	46
S&M expenses	537	431	234
G&A expenses	230	119	70
Other (income) expenses	(2)	(1)	(1)

Segment profit	$1,001	$719	$233

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c for additional information.

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(U.S. $ in millions)		(U.S. $ in millions)
North America profit	$573	$504	$1,123	$1,001
Europe profit	244	316	746	719
International Markets profit	97	136	253	233

Total reportable segments profit	914	956	2,121	1,954
Profit of other activities	66	55	102	76

Total segments profit	979	1,011	2,223	2,029
Amounts not allocated to segments:
Amortization	249	285	507	568
Other assets impairments, restructuring and other items	381	101	502	103
Intangible asset impairments	120	561	768	1,030
Legal settlements and loss contingencies	13	646	(12)	703
Other unallocated amounts	44	62	93	136

Consolidated operating income (loss)	173	(644)	364	(510)

Financial expenses, net	223	206	448	425

Consolidated income (loss) before income taxes	$(51)	$(850)	$(84)	$(934)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three and six
months ended June 30, 2020 and 2019:

North America	Three months ended June 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$923	$946
AJOVY	34	23
AUSTEDO	161	96
BENDEKA/TREANDA	103	125
COPAXONE	238	274
ProAir*	66	65
QVAR	51	60
Anda	374	351
Other	96	131

Total	$2,047	$2,071

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

North America	Six months ended June 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$1,875	$1,913
AJOVY	63	43
AUSTEDO	283	171
BENDEKA/TREANDA	208	247
COPAXONE	435	482
ProAir*	125	123
QVAR	97	124
Anda	800	729
Other	242	286

Total	$4,129	$4,118

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

Europe	Three months ended June 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$737	$844
COPAXONE	84	107
Respiratory products	80	89
AJOVY	5	1
Other	95	142

Total	$1,001	$1,183

TEVA PHARMACEUTICAL INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Europe	Six months ended June 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$1,769	$1,763
COPAXONE	193	221
Respiratory products	186	181
AJOVY	9	1
Other	246	282

Total	$2,404	$2,448

International Markets	Three months ended June 30,
	2020	2019*
	(U.S. $ in millions)
Generic products	$426	$489
COPAXONE	12	13
Other	50	80

Total	$488	$582

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c for additional information.

International Markets	Six months ended June 30,
	2020	2019*
	(U.S. $ in millions)
Generic products	$875	$930
COPAXONE	23	27
Other	154	147

Total	$1,053	$1,103

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c for additional information.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value measurement:
Financial items carried at fair value as of June 30, 2020 and December 31, 2019 are classified in the tables below in one of the three categories of fair value levels:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$607	$—	$—	$607
Cash, deposits and other	1,795	—	—	1,795
Investment in securities:
Equity securities	15	—	—	15
Other, mainly debt securities	1	—	13	14
Derivatives:
Asset derivatives—options and forward contracts	—	40	—	40
Liability derivatives—options and forward contracts	—	(52)	—	(52)
Contingent consideration*	—	—	(484)	(484)

Total	$2,418	$(12)	$(471)	$1,935

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$577	$—	$—	$577
Cash, deposits and other	1,398	—	—	1,398
Investment in securities:
Equity securities	42	—	—	42
Other, mainly debt securities	2	—	12	14
Derivatives:
Asset derivatives—options and forward contracts	—	32	—	32
Liability derivatives—options and forward contracts	—	(41)	—	(41)
Liability derivatives—interest rate and cross-currency swaps	—	(22)	—	(22)
Contingent consideration*	—	—	(460)	(460)

Total	$2,019	$(31)	$(448)	$1,540

*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
Tev
a
 determined the fair value of the
liabilities
for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor ranging from 80% to 100% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied ranged from 7.5% to 8.5%. The weighted average discount rate, calculated based on the relative fair value of
Teva’s

contingent consideration
liabilities
, was 8.1%.

The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in earnings. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Six months ended June 30, 2020
(U.S. $ in millions)
Fair value at the beginning of the period	$(448)
Revaluation of debt securitie s	1
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(15)
Eagle transaction	(67)
Settlement of contingent consideration:
Eagle transactio n	58

Fair value at the end of the perio d	$(471)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures and are presented in the table below in terms of fair value (level 1 inputs):

	Fair value*
	June 30,	December 31,
	2020	2019
	(U.S. $ in millions)
Senior notes included under senior notes and loans	$23,131	$22,686
Senior notes and convertible senior debentures included under short-term debt	1,595	2,318

Total	$24,726	$25,004

*	Based on quoted market price. See note 7 for carrying value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
R&D and New Launches
We do not expect a material impact on our ongoing clinical research programs and product launches as a result of the
COVID-19
pandemic; however, we have experienced immaterial delays in clinical trials due to cessation or slow-downs of recruitment for patient studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. We may experience further delays if the pandemic continues for an extended period of time. All of our new product launches have been risk-assessed based on upcoming manufacturing and regulatory inspections.

Workforce Policy and Measures
Our employees across all aspects of our business are safeguarding the continuity of our activities and we are committed to supporting their efforts while caring for their personal health and safety. We are enacting appropriate measures to ensure the safe supply and transport of our medicines and APIs, and have established measures intended to ensure our sites remain open, allowing us to maintain our business, R&D and manufacturing operations. We have reduced the number of people in our facilities to only those who are essential and may not work remotely. By doing our part to reduce physical proximity to one another, we hope to better protect our overall workforce, and ultimately, the communities in which we live.
As we work through this health crisis, we continue to adapt our strategy for returning to usual operations at all organizational levels as events develop, under guiding principles to protect our business and maximize organizational productivity and efficiency, while simultaneously ensuring a safe workplace.
Trends
We still have limited insight into the extent to which our business may be impacted by the
COVID-19
pandemic and there are many unknowns facing our industry and society at large. We are still not experiencing material delays in development, production and distribution of medicines or disruptions in our supply chains; however, longer term effects cannot be predicted at this time and would depend on the duration and severity of the pandemic and the restrictive measures put in place to control its impact. In the first quarter of 2020, we experienced increasing demand for certain medicines, as would be expected during a global crisis of this nature. We saw a compensating effect with lower demand for certain medicines during the second quarter of 2020. Although no one can predict future demand for pharmaceutical products, market dynamics or the scope or duration of the financial and other challenges arising from the pandemic, it is possible that we will continue to see variable demand during the remainder of the year, but we do not currently anticipate a material negative impact on our 2020 financial results due to the evolving global pandemic.
Highlights
Significant highlights in the second quarter of 2020 included:

•
Revenues in the second quarter of 2020 were $3,870 million, a decrease of 7% in U.S. dollar or 5% in local currency terms, compared to the second quarter of 2019, mainly due to lower revenues from generics, OTC and COPAXONE in all regions and lower revenues from QVAR and BENDEKA/TREANDA in our North America segment, as well as reduced demand for certain products resulting from the impact the
COVID-19
pandemic had on purchasing patterns, partially offset by higher revenues from AUSTEDO, Anda and AJOVY in the U.S.

•
Our North America segment generated revenues of $2,047 million and profit of $573 million in the second quarter of 2020. Revenues decreased by 1% compared to the second quarter of 2019, mainly due to a decrease in revenues of COPAXONE, generic products and BENDEKA/TREANDA, partially offset by higher revenues from AUSTEDO, Anda and AJOVY. Profit increased by 14%, mainly due to the favorable mix of products, including AUSTEDO and AJOVY, and lower expenses.

•
Our Europe segment generated revenues of $1,001 million and profit of $244 million in the second quarter of 2020. Revenues decreased by 15%, or 13% in local currency terms, compared to the second quarter of 2019. This decrease was mainly due to reduced demand for certain products resulting from the impact the
COVID-19
pandemic had on purchasing patterns. The
COVID-19
pandemic led to increased demand in the first quarter and a correlating decrease in demand in the second quarter and also led to a decline in doctor visits by patients resulting in fewer prescriptions during the second quarter of 2020. The decrease is also attributed to price declines for oncology products as a result of generic competition and a decline in COPAXONE revenues due to competing glatiramer acetate products, partially offset by new generic product launches. Profit decreased by 23%, mainly due to lower revenues, partially offset by lower expenses.

•
Our International Markets segment generated revenues of $488 million and profit of $97 million in the second quarter of 2020. Revenues decreased by 16%, or 9% in local currency terms, compared to the second quarter of 2019, mainly due to lower sales in Japan. Revenues in the second quarter of 2020 were also impacted by reduced demand for certain products resulting from the impact the
COVID-19
pandemic had on purchasing patterns. The
COVID-19
pandemic led to increased demand in the first quarter and a correlating decrease in demand in the second quarter. The revenues in the second quarter of 2020 included $16 million from a negative hedging impact. Profit decreased by 29%, mainly due to lower revenues and a negative hedging impact, partially offset by lower expenses.

•
Impairments of identifiable intangible assets were $120 million in the second quarter of 2020, compared to $561 million in the second quarter of 2019. Impairment expenses in the second quarter of 2020 comprised of $103 million of identifiable product rights and $17 million of IPR&D assets.

•
Other asset impairments, restructuring and other items were $381 million in the second quarter of 2020, compared to expenses of $101 million in the second quarter of 2019. The increase is primarily related to an agreement to sell certain assets from Teva’s business venture in Japan.

•
Legal settlements and loss contingencies expenses were $13 million in the second quarter of 2020, compared to $646 million in the second quarter of 2019. The expense in the second quarter of 2020 was mainly due to the increase of a reserve for certain legal expenses and settlement contributions related to products liability claims in the United States, partially offset by proceeds received following a settlement of the FCPA derivative proceedings in Israel. The expense in the second quarter of 2019 was mainly related to the $85 million settlement paid in the opioid litigation brought by the Oklahoma Attorney General and an estimated provision made for certain other opioid cases.

•
Operating income was $173 million in the second quarter of 2020, compared to operating loss of $644 million in the second quarter of 2019. The increase in the second quarter of 2020 was mainly due to higher legal settlements and loss contingencies charges in the second quarter of 2019 and lower intangible asset impairments charges in the second quarter of 2020, partially offset by higher other assets impairments, restructuring and other items in the second quarter of 2020.

•
Financial expenses were $223 million in the second quarter of 2020, compared to $206 million in the second quarter of 2019. Financial expenses in the second quarter of 2020 and 2019 were mainly comprised of interest expenses of $241 million and $226 million, respectively.

•
In the second quarter of 2020, we recognized a tax benefit of $104 million, on pre-tax
loss of $51 million. In the second quarter of 2019, we recognized a tax benefit of $179 million, on pre-tax
loss of $850 million. Our tax rate for the second quarter of 2020 was mainly affected by impairments in jurisdictions in which tax rates are higher than Teva’s average tax rate on its ongoing business operations and other changes to tax positions and deductions.

•	Exchange rate movements during the second quarter of 2020, net of hedging, negatively impacted revenues by $79 million and operating income by $35 million, compared to the second quarter of 2019.

•
As of June 30, 2020, our debt was $26,266 million, compared to $26,103 million as of March 31, 2020. This increase was mainly due to exchange rate fluctuations. In July 2020, we repaid at maturity debt of €1,010 million.

•
Cash flow generated from operating activities during the second quarter of 2020 was $273 million, compared to cash flow used in operating activities of $227 million in the second quarter of 2019. The increase in the second quarter of 2020 was mainly due to favorable collection of payments from customers in the second quarter of 2020 resulting from increased sales in the first quarter.

•
During the second quarter of 2020, we generated free cash flow of $582 million, which we define as comprising $273 million in cash flow generated from operating activities, $401 million in beneficial interest collected in exchange for securitized accounts receivables and $39 million in proceeds from sale of property, plant and equipment, partially offset by $131 million in cash used for capital investment. During the second quarter of 2019, we generated free cash flow of $168 million, comprising $227 million in cash flow used in operating activities, $384 million in beneficial interest collected in exchange for securitized accounts receivables and $20 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $112 million in cash used for capital investment. The increase in the second quarter of 2020 resulted mainly from higher cash flow generated from operating activities.

Alvotech Partnership
In August 2020, we entered into an exclusive partnership agreement with biopharmaceutical company Alvotech for the commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas. Under this agreement, Alvotech will be responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. The agreement includes an upfront payment payable by Teva, with subsequent milestone payments over the next few years. Teva and Alvotech will share profit from the commercialization of the biosimilars.

Results of Operations
Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,047	100%	$2,071	100.0%
Gross profit	1,090	53.3%	1,067	51.5%
R&D expenses	154	7.5%	175	8.5%
S&M expenses	254	12.4%	269	13.0%
G&A expenses	110	5.4%	117	5.6%
Other (income) expense	(2)	§	2	§

Segment profit*	$573	28.0%	$504	24.3%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the second quarter of 2020 were $2,047 million, a decrease of $24 million, or 1%, compared to the second quarter of 2019, mainly due to a decrease in revenues of COPAXONE, generics products and BENDEKA/TREANDA, partially offset by higher revenues from AUSTEDO, Anda and AJOVY.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		Percentage Change
	2020	2019	2019-2020
	(U.S. $ in millions)
Generic products	$923	$946	(2%)
AJOVY	34	23	50%
AUSTEDO	161	96	67%
BENDEKA/TREANDA	103	125	(18%)
COPAXONE	238	274	(13%)
ProAir*	66	65	2%
QVAR	51	60	(15%)
Anda	374	351	7%
Other	96	131	(27%)

Total	$2,047	$2,071	(1%)

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.
Generic products
revenues in our North America segment (including biosimilars) in the second quarter of 2020 were $923 million, a decrease of 2% compared to the second quarter of 2019. This decrease was mainly due to lower volume and lower royalty income, offset by an increase in revenues from TRUXIMA and from our ProAir
®
authorized generic due to higher demand related to the
COVID-19
pandemic.

Among the most significant generic products we sold in North America in the second quarter of 2020 were TRUXIMA (the biosimilar to Rituxan
®
), albuterol sulfate inhalation aerosol (ProAir HFA authorized generic of our specialty product), epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
), budesonide suspension for inhalation (the generics equivalent of Pulmicort
®
), amphetamine salt tablets (the generic equivalent of Adderall IR
®
) and lidocaine transdermal patch (the generic equivalent of Lidoderm Patch
®
).
On May 4, 2020, TRUXIMA became available in the U.S. for the treatment of rheumatoid arthritis, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis.
In the second quarter of 2020, we led the U.S. generics market in total prescriptions and new prescriptions, with approximately 376 million total prescriptions (based on trailing twelve months), representing 10.2% of total U.S. generic prescriptions according to IQVIA data.
AJOVY
®
revenues in our North America segment in the second quarter of 2020 were $34 million, an increase of $11 million, or 50% compared to the second quarter of 2019, mainly due to growth in volume in the second quarter of 2020 and the introduction of the auto-injector device. AJOVY was approved by the FDA and launched in the United States in September 2018 for the preventive treatment of migraine in adults. On January 27, 2020, the FDA approved an auto-injector device for AJOVY in the U.S., which became commercially available in April 2020. In addition, AJOVY was approved in Canada on April 14, 2020.
On May 12, 2017, we entered into a license and collaboration agreement with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for AJOVY in Japan and, once approved, to commercialize the product in Japan. Results for these trials were received in January 2020 indicating that primary and secondary endpoints were achieved and that no clinically significant adverse events were observed in subjects. On July 29, 2020, Otsuka submitted an application to obtain manufacturing and marketing approval for AJOVY in Japan.
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
We have filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly also submitted IPR (inter partes review) petitions to the Patent Trial and Appeal Board, challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court was stayed pending resolution of the IPR petitions. On February 18, 2020, the Patent Trial and Appeal Board issued decisions on the first six IPRs, finding the six patents invalid as being obvious. On April 21, 2020, we filed notices of appeal in connection with these decisions. On March 31, 2020 the Patent Trial and Appeal Board issued a decision upholding the three method of treatment patents. On June 1, 2020, Lilly filed notices of appeal in connection with the decisions on these three patents. The litigation stay ended following the issuance of the most recent IPR decisions, and the parties are proceeding with the litigation. In addition, we have entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
AUSTEDO
revenues in our North America segment in the second quarter of 2020 increased by 67%, to $161 million, compared to $96 million in the second quarter of 2019. This increase was mainly due to growth in volume in the second quarter of 2020.
In April 2017, AUSTEDO was approved by the FDA and launched in the United States for the treatment of chorea associated with Huntington disease. In August 2017, the FDA approved AUSTEDO for the treatment of tardive dyskinesia. In May 2020, AUSTEDO was approved in China for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia.
AUSTEDO is protected in the United States by five Orange Book patents expiring between 2031 and 2033 and in Europe by two patents expiring in 2029.

BENDEKA
and
TREANDA
combined revenues in our North America segment in the second quarter of 2020 decreased by 18% to $103 million, compared to the second quarter of 2019, mainly due to the emergence of alternative novel therapies and continued competition from Belrapzo
®
(a
ready-to-dilute
bendamustine hydrochloride product from Eagle Pharmaceuticals, Inc. (“Eagle”)).
In July 2018, Eagle prevailed in its suit against the FDA to obtain seven years of orphan drug exclusivity in the United States for BENDEKA. On March 13, 2020, this decision was upheld in the appellate court. On May 27, 2020, the FDA filed a petition for rehearing en banc
. It is unclear at this time whether the court will grant the petition. As things currently stand, drug applications referencing BENDEKA, TREANDA or any other bendamustine product will not be approved by the FDA until the orphan drug exclusivity expires in December 2022. However, it is unknown whether this will be changed by further appellate proceedings. In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increasing the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses. In September 2019, a patent infringement action against four of the five ANDA filers for generic versions of BENDEKA was tried in the United States District Court for the District of Delaware. On April 27, 2020, the District Court upheld the validity of all of the asserted patents and found that all four ANDA filers infringe these patents. As a result, the ANDA filers should be enjoined until these patents expire in 2031.
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
We have U.S. Orange Book patents for TREANDA expiring between 2026 and 2031. One 505(b)(2) NDA was filed for a liquid version of bendamustine and 22 ANDAs with paragraph IV certifications were filed for generic versions of the lyophilized form of TREANDA. We have reached final settlements with all 23 filers, providing for the launch of generic versions of TREANDA prior to patent expiration.
COPAXONE
revenues in our North America segment in the second quarter of 2020 decreased by 13% to $238 million, compared to the second quarter of 2019, mainly due to generic competition in the United States.
The market for MS treatments continues to develop, particularly with the approvals of generic versions of COPAXONE, as well as additional generic versions expected to be approved in the future. Oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
.
ProAir
revenues in our North America segment in the second quarter of 2020 were $66 million, flat compared to the second quarter of 2019. In January 2019, we launched our own ProAir authorized generic in the United States following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Revenues from our ProAir HFA authorized generic are included in “generic products” above. ProAir is the fourth-largest short-acting beta-agonist in the market, with an exit market share of 11.0% in terms of total number of prescriptions for albuterol inhalers during the second quarter of 2020, compared to 23.9% in the second quarter of 2019. The exit market share including our ProAir HFA authorized generic is 33.4%, making our overall albuterol product the second largest in the market, compared to 44.4% in the second quarter of 2019. In June 2014, we settled a patent challenge to ProAir HFA with Perrigo Company plc (“Perrigo”), under which Perrigo is now permitted to launch its generic product. In February 2020, Perrigo obtained FDA approval of its generic product and announced initial release of limited supplies. In November 2017, we settled another patent challenge to ProAir HFA with Lupin Pharmaceuticals, Inc. (“Lupin”), et al. permitting Lupin to launch its generic product on September 23, 2019, or earlier under certain circumstances.
In July 2020, we announced the launch of
ProAir
®
Digihaler
®
(albuterol sulfate 117 mcg) inhalation powder, which is the first and only digital rescue inhaler with built-in
sensors which connects to a companion mobile application and provides inhaler use information to people with asthma and COPD. ProAir Digihaler was approved by the FDA on December 21, 2018 for the treatment or prevention of bronchospasm in patients aged four years and older with reversible obstructive airway disease and for prevention of exercise-induced bronchospasm (EIB) in patients aged four years and older.
QVAR
revenues in our North America segment in the second quarter of 2020 decreased by 15% to $51 million, compared to the second quarter of 2019, mainly due to increased price competition and lower volumes. QVAR maintained its second-place position in the inhaled corticosteroids category in the United States, with an exit market share of 19.8% in terms of total number of prescriptions during the second quarter of 2020, compared to 20.2% in the second quarter of 2019.

Anda
revenues in our North America segment in the second quarter of 2020 increased by 7% to $374 million, compared to $351 million in the second quarter of 2019, mainly due to higher volume increases primarily related to the
COVID-19
pandemic. Anda, our distribution business in the United States, distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, competitive pricing and offering next day delivery throughout the United States.
Product Launches and Pipeline
In the second quarter of 2020, we launched the generic version of the following branded products in North America:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) *
Deferasirox Tablets, 180mg	Jadenu ®	April	$53
Romidepsin Injection, 27.5 mg/5.5 mL (5 mg/mL)	**	April	—
Vigabatrin for Oral Solution, USP, 500mg	Sabril ®	May	$254
Everolimus Tablets, 2.5mg, 5mg & 7.5mg	Afinitor ®	June	$401

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Approved via 505(b)(2) regulatory pathway; not equivalent to a brand product.
Our generic products pipeline in the United States includes, as of June 30, 2020, 237 product applications awaiting FDA approval, including 80 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended March 31, 2020 exceeding $119 billion, according to IQVIA. Approximately 70% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 90 of these products, or 113 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $77 billion in U.S. brand sales for the twelve months ended March 31, 2020, according to IQVIA.
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
In the second quarter of 2020, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) *
Eliglustat Capsules, 84mg	Cerdelga ®	$111
Icosapent Capsules, 500mg & 1000mg	Vascepa ®	$972
Macitentan Tablets, 10mg	Opsumit ®	$590
Pemetrexed Disodium Injection, 100mg vial	Alimta ®	$255

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

Below is a description of key products in our specialty pipeline as of June 30, 2020:

Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)	Comments
CNS, Neurology and Neuropsychiatry

AUSTEDO (deutetrabenazine)	Dyskinesia in cerebral palsy	Oral	3 (September 2019)

TV-46000 (risperidone LAI)	Schizophrenia	Subcutaneous	3 (April 2018)

Migraine and Pain

fremanezumab (anti CGRP)	Post traumatic headache	Subcutaneous	2

	fibromyalgia	Subcutaneous	2

fasinumab	Osteoarthritis pain	Subcutaneous	3 (March 2016)	Developed in collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”). See below table regarding phase 3 clinical trial results.

Respiratory

AirDuo ® Digihaler ®	Treatment of asthma in patients aged 12 years and older	Oral inhalation	Approved by FDA (July 2019)

ArmonAir ® DigiHaler ®	Treatment of asthma in patients aged 12 years and older	Oral inhalation	Approved by FDA (February 2020)

GoResp ® DigiHaler ® / DuoResp ® DigiHaler ®	Treatment of asthma in patients aged 12 years and older and COPD	Oral inhalation	Under regulatory review
Fasinumab
. Results for two phase 3 clinical trials, FACT OA1 and FACT OA2, were released on August 5, 2020, indicating that the co-primary endpoints for fasinumab were achieved. Fasinumab 1 mg monthly demonstrated significant improvements in pain and physical function over placebo at week 16 and week 24, respectively. Fasinumab 1 mg monthly also showed nominally significant benefits in physical function in two trials and pain in one trial, when compared to the maximum FDA-approved prescription doses of non-steroidal anti-inflammatory drugs for osteoarthritis. The FACT OA1 trial included an additional treatment arm, fasinumab 1 mg every two months, which showed numerical benefit over placebo, but did not reach statistical significance. In initial safety analyses from the phase 3 trials, there was an increase in arthropathies reported with fasinumab. In a sub-group of patients from one phase 3 long-term safety trial, there was an increase in joint replacement with fasinumab 1 mg monthly treatment during the off-drug follow-up period, although this increase was not seen in the other trials to date. Additional longer-term safety data from the ongoing trials are being collected, and are expected to be reported early next year.
North America Gross Profit
Gross profit from our North America segment in the second quarter of 2020 was $1,090 million, an increase of 2%, compared to $1,067 million in the second quarter of 2019.
Gross profit margin for our North America segment in the second quarter of 2020 increased to 53.3%, compared to 51.5% in the second quarter of 2019. This increase was mainly due to the change in mix of products.
North America R&D Expenses
R&D expenses relating to our North America segment in the second quarter of 2020 were $154 million, a decrease of 12%, compared to $175 million in the second quarter of 2019.
For a description of our R&D expenses in the second quarter of 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America S&M Expenses
S&M expenses relating to our North America segment in the second quarter of 2020 were $254 million, a decrease of 6%, compared to $269 million in the second quarter of 2019. This decrease was mainly due to cost reductions and efficiency measures as well as lower marketing and travel costs attributed to restrictions related to the
COVID-19
pandemic.

North America G&A Expenses
G&A expenses relating to our North America segment in the second quarter of 2020 were $110 million, a decrease of 6%, compared to $117 million in the second quarter of 2019.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our North America segment in the second quarter of 2020 was $573 million, an increase of 14%, compared to $504 million in the second quarter of 2019. This increase was due to the favorable mix of products, including AUSTEDO and AJOVY, and lower expenses, as discussed above.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,001	100%	$1,183	100%
Gross profit	548	54.7%	674	56.9%
R&D expenses	65	6.5%	70	5.9%
S&M expenses	188	18.8%	216	18.3%
G&A expenses	52	5.2%	70	5.9%
Other (income) expense	(1)	§	1	§

Segment profit*	$244	24.3%	$316	26.7%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the second quarter of 2020 were $1,001 million, a decrease of 15% or $182 million, compared to the second quarter of 2019. In local currency terms, revenues decreased by 13%, mainly due to reduced demand for certain products resulting from the impact the
COVID-19
pandemic had on purchasing patterns. The
COVID-19
pandemic led to increased demand in the first quarter and a correlating decrease in demand in the second quarter, and also led to a decline in doctor visits by patients resulting in fewer prescriptions during the second quarter of 2020. The decrease is also attributed to price declines for oncology products as a result of generic competition and a decline in COPAXONE revenues due to competing glatiramer acetate products, partially offset by new generic product launches.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		Percentage Change
	2020	2019	2019-2020
	(U.S. $ in millions)
Generic products	$737	$844	(13%)
COPAXONE	84	107	(21%)
Respiratory products	80	89	(11%)
AJOVY	5	1	477%
Other	95	142	(33%)

Total	$1,001	$1,183	(15%)

Generic products
revenues in our Europe segment in the second quarter of 2020, including OTC products, decreased by 13% to $737 million, compared to the second quarter of 2019. In local currency terms, revenues decreased by 10% compared to the second quarter of 2019, mainly due to reduced demand for certain products resulting from the impact the
COVID-19
pandemic had on purchasing patterns. The
COVID-19
pandemic led to increased demand in the first quarter and a correlating decrease in demand in the second quarter, and also led to a decline in doctor visits by patients resulting in fewer prescriptions during the second quarter of 2020, partially offset by new generic product launches.
COPAXONE
revenues in our Europe segment in the second quarter of 2020 decreased by 21% to $84 million, compared to the second quarter of 2019. In local currency terms, revenues decreased by 19%, mainly due to price reductions and a decline in volume resulting from competing glatiramer acetate products and by reduced demand resulting from the impact the
COVID-19
pandemic had on purchasing patterns. The
COVID-19
pandemic led to increased demand in the first quarter and a correlating decrease in demand in the second quarter.
COPAXONE 40 mg/mL is protected by one European patent expiring in 2030. This patent is being challenged in various European jurisdictions. In October 2017, the U.K. High Court found this patent invalid and our application for permission to appeal this decision was rejected. The patent was upheld by the Opposition Division of the European Patent Office in April 2019. A hearing for an appeal in this case has been postponed until September 2020.
Respiratory products
revenues in our Europe segment in the second quarter of 2020 decreased by 11% to $80 million, compared to the second quarter of 2019. In local currency terms, revenues decreased by 8%, mainly due to reduced demand resulting from the impact the
COVID-19
pandemic had on purchasing patterns. The
COVID-19
pandemic led to increased demand in the first quarter and a correlating decrease in demand in the second quarter.
AJOVY
revenues in our Europe segment in the second quarter of 2020 were $5 million, compared to $1 million in the second quarter of 2019.
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
Product Launches and Pipeline
As of June 30, 2020, our generic products pipeline in Europe included 177 generic approvals relating to 43 compounds in 80 formulations, no EMA approvals received. In addition, approximately 1,121 marketing authorization applications pending approval in 37 European countries, relating to 126 compounds in 245 formulations. No applications are pending with the EMA.
For information regarding our specialty pipeline and launches in the second quarter of 2020, see “—North America Segment —Product Launches and Pipeline” above.
Europe Gross Profit
Gross profit from our Europe segment in the second quarter of 2020 was $548 million, a decrease of 19% compared to $674 million in the second quarter of 2019. This decrease was mainly due to lower revenues, partially offset by new generic product launches, as discussed above.
Gross profit margin for our Europe segment in the second quarter of 2020 decreased to 54.7%, compared to 56.9% in the second quarter of 2019. This decrease was mainly due to price decreases in certain specialty products.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the second quarter of 2020 were $65 million, a decrease of 7% compared to $70 million in the second quarter of 2019.
For a description of our R&D expenses in the second quarter of 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses
S&M expenses relating to our Europe segment in the second quarter of 2020 were $188 million, a decrease of 13% compared to $216 million in the second quarter of 2019. This decrease was mainly due to lower marketing and travel costs attributed to restrictions related to the
COVID-19
pandemic.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the second quarter of 2020 were $52 million, a decrease of 26% compared to $70 million in the second quarter of 2019.
Europe Profit
Profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the second quarter of 2020 was $244 million, a decrease of 23%, compared to $316 million in the second quarter of 2019. This decrease was mainly due to lower revenues, partially offset by lower expenses, as discussed above.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020		2019**
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$488	100%	$582	100%
Gross profit	247	50.8%	312	53.7%
R&D expenses	19	3.9%	24	4.0%
S&M expenses	105	21.4%	119	20.5%
G&A expenses	29	6.0%	34	5.9%
Other (income) expense	(2)	§	(1)	§

Segment profit*	$97	19.9%	$136	23.4%

§	Represents an amount less than 0.5%.
*	Segment profit does not include amortization and certain other items.
**
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

International Markets Revenues
Our International Markets segment includes all countries in which we operate other than those in our North America and Europe segments. The International Markets segment includes more than 35 countries, covering a substantial portion of the global pharmaceutical market. Our key international markets are Japan, Russia and Israel. The countries in our International Markets segment include highly regulated, pure generic markets, such as Israel, branded generics oriented markets, such as Russia and certain Latin America markets and hybrid markets, such as Japan.
On July 30, 2020, we entered into an agreement to sell the majority of the generic and operational assets of our business venture in Japan. We expect this transaction to close by early 2021.
Revenues from our International Markets segment in the second quarter of 2020 were $488 million, a decrease of $94 million, or 16%, compared to the second quarter of 2019. In local currency terms, revenues decreased by 9% compared to the second quarter of 2019, mainly due to lower sales in Japan resulting from regulatory price reductions and generic competition to off-patented
products, as well as loss of revenues from the sale of certain assets in the Israeli market. Revenues in the second quarter of 2020 were also impacted by reduced demand for certain products resulting from the impact the
COVID-19
pandemic had on purchasing patterns. The
COVID-19
pandemic led to increased demand in the first quarter and a correlating decrease in demand in the second quarter. The revenues in the second quarter of 2020 included $16 million from a negative hedging impact, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		Percentage Change
	2020	2019*	2019-2020
	(U.S. $ in millions)
Generic products	$426	$489	(13%)
COPAXONE	12	13	(13%)
Other	50	80	(38%)

Total	$488	$582	(16%)

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

Generic products
revenues in our International Markets segment in the second quarter of 2020, which include OTC products, decreased by 13% to $426 million, compared to the second quarter of 2019. In local currency terms, revenues decreased by 7%, mainly due to lower sales in Japan resulting from regulatory price reductions and generic competition to off-patented
products. Revenues in the second quarter of 2020 were also impacted by reduced demand for certain products resulting from the impact the
COVID-19
pandemic had on purchasing patterns. The
COVID-19
pandemic led to increased demand in the first quarter and a correlating decrease in demand in the second quarter.
COPAXONE
revenues in our International Markets segment in the second quarter of 2020 decreased by 13% to $12 million, compared to $13 million in the second quarter of 2019. In local currency terms, revenues decreased by 2%.
International Markets Gross Profit
Gross profit from our International Markets segment in the second quarter of 2020 was $247 million, a decrease of 21% compared to $312 million in the second quarter of 2019.
Gross profit margin for our International Markets segment in the second quarter of 2020 decreased to 50.8%, compared to 53.7% in the second quarter of 2019. This decrease was mainly due to lower sales as discussed above.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the second quarter of 2020 were $19 million, a decrease of 19% compared to $24 million in the second quarter of 2019.
For a description of our R&D expenses in the second quarter of 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the second quarter of 2020 were $105 million, a decrease of 12% compared to $119 million in the second quarter of 2019. This decrease was mainly due to lower marketing and travel costs attributed to restrictions related to the
COVID-19
pandemic.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the second quarter of 2020 were $29 million, a decrease of 16% compared to $34 million in the second quarter of 2019.

International Markets Profit
Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in the second quarter of 2020 was $97 million, a decrease of 29%, compared to $136 million in the second quarter of 2019. This decrease was mainly due to lower revenues and a negative hedging impact, partially offset by lower expenses, as discussed above.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in the second quarter of 2020 were $335 million, a decrease of 2% compared to the second quarter of 2019. In local currency terms, revenues decreased by 1%.
API sales to third parties in the second quarter of 2020 were $211 million, an increase of 4% in both U.S. dollar and local currency terms, compared to the second quarter of 2019.
Teva Consolidated Results
The
data presented with respect to revenues, gross profit, R&D expenses, S&M expenses, G&A expenses and operating income (loss) for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.
Revenues
Revenues in the second quarter of 2020 were $3,870 million, a decrease of 7% or 5% in local currency terms, compared to the second quarter of 2019. This decrease was mainly due to lower revenues from generics, OTC and COPAXONE in all regions and lower revenues from QVAR and BENDEKA/TREANDA in our North America segment, as well as reduced demand for certain products resulting from the impact the
COVID-19
pandemic had on purchasing patterns, partially offset by higher revenues from AUSTEDO, Anda and AJOVY. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during the second quarter of 2020, net of hedging, negatively impacted revenues by $79 million, compared to the second quarter of 2019. See note 8d to our consolidated financial statements.
Gross Profit
Gross profit in the second quarter of 2020 was $1,763 million, a decrease of 7% compared to the second quarter of 2019. This decrease was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”
Gross profit margin was 45.5% in the second quarter of 2020, compared to 45.3% in the second quarter of 2019.
The increase in gross profit margin was mainly due to higher profitability in North America resulting from the change in mix of products, partially offset by lower profitability in Europe resulting from price decreases in our specialty products, as well as lower profitability in International Markets primarily resulting from lower sales in Japan and the impact the COVID-19 pandemic had on purchasing patterns, as well as lower sales of COPAXONE and other specialty products.
Research and Development (R&D) Expenses
R&D expenses in the second quarter of 2020 were $225 million, a decrease of 19% compared to the second quarter of 2019.
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
In the second quarter of 2020, our R&D expenses related primarily to specialty product candidates in the pain, migraine and respiratory therapeutic areas, with additional activities in selected other areas and generic products including biosimilars. Our lower R&D expenses in the second quarter of 2020, compared to the second quarter of 2019, resulted primarily from the life cycle and stage of various projects, as well as an impact related to the
COVID-19
pandemic.
R&D expenses as a percentage of revenues were 5.8% in the second quarter of 2020, compared to 6.6% in the second quarter of 2019.
Selling and Marketing (S&M) Expenses
S&M expenses in the second quarter of 2020 were $597 million, a decrease of 10% compared to the second quarter of 2019. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”
S&M expenses as a percentage of revenues were 15.4% in the second quarter of 2020, compared to 15.9% in the second quarter of 2019.
General and Administrative (G&A) Expenses
G&A expenses in the second quarter of 2020 were $264 million, a decrease of 11% compared to the second quarter of 2019.
G&A expenses as a percentage of revenues were 6.8% in the second quarter of 2020, compared to 7.1% in the second quarter of 2019.
Intangible Asset Impairments
We recorded expenses of $120 million for identifiable intangible asset impairments in the second quarter of 2020, compared to expenses of $561 million in the second quarter of 2019. See note 5 to our consolidated financial statements.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $381 million for other asset impairments, restructuring and other items in the second quarter of 2020, compared to expenses of $101 million in the second quarter of 2019. See note 12 to our consolidated financial statements.
Significant regulatory and other events
In July 2018, the FDA completed an inspection of our manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-483
to the site. In October 2018, the FDA notified us that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, we received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control and investigations at this site. We have been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings and we received a letter from the FDA dated April 24, 2020 notifying us that the site continues to be classified as OAI. If we are unable to remediate the findings to the FDA’s satisfaction, we may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. We expect to generate approximately $161 million in revenues from this site in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility, however, delays in FDA approvals of future products from the site may occur.

In July 2018, we announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown nitrosamine impurity called NDMA found in valsartan API supplied by Zhejiang Huahai Pharmaceuticals Co. Ltd. (“Huahai”). Since July 2018, we have been actively engaged with global regulatory authorities in reviewing our sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, we have initiated additional voluntary recalls. In December 2019, we reached a settlement with Huahai resolving our claims related to certain sartan API supplied by Huahai. Under the settlement agreement, Huahai agreed to compensate Teva for some of its direct losses and provide it with prospective cost reductions for API. The settlement does not release Huahai from liability for any losses we may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. In addition, multiple lawsuits have been filed in connection with this matter, which may lead to additional customer penalties, impairments and litigation costs.
In the second quarter of 2020, our operations in our manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. We expect remediation of this issue to be completed in the third quarter of 2020. The impact to our financial results in the second quarter of 2020 was immaterial, however, if the remediation takes longer than expected there may be further loss of sales, customer penalties or impairments to related assets.
Restructuring
In the second quarter of 2020, we recorded $33 million of restructuring expenses, compared to $47 million in the second quarter of 2019. The expenses in the second quarter of 2020 were primarily related to residual expenses of the restructuring plan announced in 2017 and other network consolidation impacts.
Legal Settlements and Loss Contingencies
In the second quarter of 2020, we recorded an expense of $13 million in legal settlements and loss contingencies, compared to $646 million in the second quarter of 2019. The expense in the second quarter of 2020 was mainly due to the increase of a reserve for certain legal expenses and settlement contributions related to products liability claims in the United States, partially offset by proceeds received following a settlement of the FCPA derivative proceedings in Israel. The expense in the second quarter of 2019, was mainly related to the $85 million settlement paid in the opioid litigation brought by the Oklahoma Attorney General and an estimated provision made for certain other opioid cases.
Other Income
Other income in the second quarter of 2020 was $9 million, flat compared to the second quarter of 2019.
Other income as a percentage of revenues was 0.2% in the second quarters of both 2020 and 2019.
Operating Income (Loss)
Operating income was $173 million in the second quarter of 2020, compared to operating loss of $644 million in the second quarter of 2019.
Operating income as a percentage of revenues was 4.5% in the second quarter of 2020, compared to operating loss as a percentage of revenues of 15.4% in the second quarter of 2019. This increase was mainly due to higher legal settlements and loss contingencies charges in the second quarter of 2019 and lower intangible asset impairments charges in the second quarter of 2020, as well as the changes discussed above, partially offset by higher other assets impairments, restructuring and other items in the second quarter of 2020.
Financial Expenses, Net
Financial expenses were $223 million in the second quarter of 2020, compared to $206 million in the second quarter of 2019. Financial expenses in the second quarter of 2020 and 2019 were mainly comprised of interest expenses of $241 million and $226 million, respectively.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended June 30, 2020 and 2019:

	Three months ended
	June 30,
	2020	2019
	(U.S. $ in millions)
North America profit	$573	$504
Europe profit	244	316
International Markets profit	97	136

Total reportable segments profit	914	956
Profit of other activities	66	55

Total segments profit	979	1,011
Amounts not allocated to segments:
Amortization	249	285
Other assets impairments, restructuring and other items	381	101
Intangible asset impairments	120	561
Legal settlements and loss contingencies	13	646
Other unallocated amounts	44	62

Consolidated operating income (loss)	173	(644)

Financial expenses, net	223	206

Consolidated income (loss) before income taxes	$(51)	$(850)

Tax Rate
In the second quarter of 2020, we recognized a tax benefit of $104 million, on pre-tax
loss of $51 million. In the second quarter of 2019, we recognized a tax benefit of $179 million, on pre-tax
loss of $850 million. Our tax rate for the second quarter of 2020 was mainly affected by impairments in jurisdictions in which tax rates are higher than Teva’s average tax rate on its ongoing business operations and other changes to tax positions and deductions.
The statutory Israeli corporate tax rate is 23% in 2020. Our tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or discrete items.
Net Income (Loss) Attributable to Teva
Net income attributable to Teva was $140 million in the second quarter of 2020, compared to net loss of $689 million in the second quarter of 2019.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the three months ended June 30, 2020 and 2019 were 1,100 million and 1,092 million shares, respectively.
In computing diluted earnings per share for the three months ended June 30, 2020, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, using the treasury stock method. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the three months ended June 30, 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Diluted earnings per share were $0.13 in the second quarter of 2020, compared to diluted loss per share of $0.63 in the second quarter of 2019.

Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units and the conversion of our convertible senior debentures, in each case, at period end.
As of June 30, 2020 and 2019, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,119 million and 1,107 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In the second quarter of 2020, approximately 46% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, new Israeli shekel, Canadian dollar and Russian ruble) impact our results.
During the second quarter of 2020, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on a quarterly average compared to quarterly average basis): Argentinian peso by 35%, Russian ruble by 11%, Canadian dollar by 4%, British pound by 3% and euro by 2%. The following main currencies relevant to our operations increased in value against the U.S. dollar: new Israeli shekel by 2% and Japanese yen by 2%.
As a result, exchange rate movements during the second quarter of 2020, net of hedging, negatively impacted overall revenues by $79 million and negatively impacted our operating income by $35 million, in comparison with the second quarter of 2019. In the second quarter of 2020, the negative hedging impact recognized under revenues was $15 million, partially offset by a negative impact of $1 million recognized under cost of sales, in comparison with the second quarter of 2019. Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.
Commencing in the third quarter of 2018, the cumulative inflation in Argentina exceeded 100% or more over a three-year period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.
Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019
Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the six months ended June 30, 2020 and 2019. Where there are different factors affecting the six months comparison, we have described them below.
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$4,129	100%	$4,118	100.0%
Gross profit	2,152	52.1%	2,107	51.2%
R&D expenses	300	7.3%	340	8.3%
S&M expenses	505	12.2%	537	13.0%
G&A expenses	228	5.5%	230	5.6%
Other (income) expense	(4)	§	(2)	§

Segment profit*	$1,123	27.2%	$1,001	24.3%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the first six months of 2020 were $4,129 million, an increase of $11 million, flat compared to the first six months of 2019, mainly due to higher revenues from AUSTEDO, Anda and AJOVY, partially offset by a decrease in revenues of COPAXONE, generics products and BENDEKA/TREANDA.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,		Percentage Change
	2020	2019	2019-2020
	(U.S. $ in millions)
Generic products	$1,875	$1,913	(2%)
AJOVY	63	43	47%
AUSTEDO	283	171	66%
BENDEKA/TREANDA	208	247	(16%)
COPAXONE	435	482	(10%)
ProAir*	125	123	2%
QVAR	97	124	(22%)
Anda	800	729	10%
Other	242	286	(16%)

Total	$4,129	$4,118	§

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.
§	Represents an amount less than 0.5%.
North America Gross Profit
Gross profit from our North America segment in the first six months of 2020 was $2,152 million, an increase of 2%, compared to $2,107 million in the first six months of 2019.
Gross profit margin for our North America segment in the first six months of 2020 increased to 52.1% compared to 51.2% in the first six months of 2019.
North America R&D Expenses
R&D expenses relating to our North America segment in the first six months of 2020 were $300 million, a decrease of 12%, compared to $340 million in the first six months of 2019.
North America S&M Expenses
S&M expenses relating to our North America segment in the first six months of 2020 were $505 million, a decrease of 6% compared to $537 million in the first six months of 2019.
North America G&A Expenses
G&A expenses relating to our North America segment in the first six months of 2020 were $228 million, flat compared to the first six months of 2019.
North America Profit
Profit from our North America segment in the first six months of 2020 was $1,123 million, an increase of 12%, compared to $1,001 million in the first six months of 2019.

Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,404	100%	$2,448	100%
Gross profit	1,371	57.1%	1,404	57.4%
R&D expenses	120	5.0%	136	5.5%
S&M expenses	390	16.2%	431	17.6%
G&A expenses	118	4.9%	119	4.9%
Other (income) expense	(2)	§	(1)	§

Segment profit*	$746	31.0%	$719	29.4%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the first six months of 2020 were $2,404 million, a decrease of 2% or $44 million, compared to the first six months of 2019. In local currency terms, revenues were flat compared to the first six months of 2019, mainly due to an increase in new generic product launches, offset by a decrease in revenues from COPAXONE and oncology products due to price erosion.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$1,769	$1,763
COPAXONE	193	221
Respiratory products	186	181
AJOVY	9	1
Other	246	282

Total	$2,404	$2,448

Europe Gross Profit
Gross profit from our Europe segment in the first six months of 2020 was $1,371 million, a decrease of 2% compared to $1,404 million in the first six months of 2019.
Gross profit margin for our Europe segment in the first six months of 2020 decreased to 57.1% compared to 57.4% in the first six months of 2019.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the first six months of 2020 were $120 million, a decrease of 12% compared to $136 million in the first six months of 2019.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the first six months of 2020 were $390 million, a decrease of 9% compared to $431 million in the first six months of 2019.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the first six months of 2020 were $118 million, flat compared to the first six months of 2019.

Europe Profit
Profit from our Europe segment in the first six months of 2020 was $746 million, an increase of 4% compared to $719 million in the first six months of 2019. This increase was mainly due to lower expenses, partially offset by lower revenues, as discussed above.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020		2019**
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,053	100%	$1,103	100%
Gross profit	552	52.5%	582	52.7%
R&D expenses	34	3.3%	46	4.1%
S&M expenses	211	20.0%	234	21.2%
G&A expenses	63	6.0%	70	6.4%
Other (income) expense	(8)	(0.8%)	(1)	§

Segment profit*	$253	24.0%	$233	21.1%

§	Represents an amount less than 0.5%.
*	Segment profit does not include amortization and certain other items.
**
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements.

International Markets Revenues
Our International Markets segment includes all countries other than those in our North America and Europe segments. Revenues from our International Markets segment in the first six months of 2020 were $1,053 million, a decrease of $50 million, or 5%, compared to the first six months of 2019. In local currency terms, revenues decreased by 2% compared to the first six months of 2019, mainly due to lower sales in Japan and loss of revenues from the sale of certain assets in the Israeli market. The revenues in the first six months of 2020 included $20 million from a positive hedging impact, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019*
	(U.S. $ in millions)
Generic products	$875	$930
COPAXONE	23	27
Other	154	147

Total	$1,053	$1,103

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

International Markets Gross Profit
Gross profit from our International Markets segment in the first six months of 2020 was $552 million, a decrease of 5% compared to $582 million in the first six months of 2019.
Gross profit margin for our International Markets segment in the first six months of 2020 decreased to 52.5%, compared to 52.7% in the first six months of 2019. The decrease was mainly due to lower sales in Japan.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the first six months of 2020 were $34 million, a decrease of 25% compared to $46 million in the first six months of 2019.

International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the first six months of 2020 were $211 million, a decrease of 10% compared to $234 million in the first six months of 2019.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the first six months of 2020 were $63 million, a decrease of 10% compared to $70 million in the first six months of 2019.
International Markets Profit
Profit from our International Markets segment in the first six months of 2020 was $253 million, an increase of 8%, compared to $233 million in the first six months of 2019. This increase was mainly due to lower expenses and a positive hedging impact, partially offset by lower revenues, as discussed above.
Other Activities
Our revenues from other activities in the first six months of 2020 decreased by 3% to $642 million, compared to the first six months of 2019. In local currency terms, revenues decreased by 1%.
API sales to third parties in the first six months of 2020 were $388 million, a decrease of 1%, compared to the first six months of 2019. In local currency terms, revenues were flat compared to the first six months of 2019.
Teva Consolidated Results
Revenues
Revenues in the first six months of 2020 were $8,227 million, a decrease of 1%, or flat in local currency terms, compared to the first six months of 2019.
Exchange rate movements during the first six months of 2020, net of hedging, negatively impacted revenues by $82 million, compared to the first six months of 2019. See note 8d to our consolidated financial statements.
Gross Profit
Gross profit in the first six months of 2020 was $3,826 million, an increase of 2% compared to the first six months of 2019.
Gross profit margin was 46.5% in the first six months of 2020, compared to 45.0% in the first six months of 2019. This increase was mainly due to the change in mix of products in our North America segment.
Research and Development (R&D) Expenses
R&D expenses in the first six months of 2020 were $446 million, a decrease of 17% compared to the first six months of 2019.
R&D expenses as a percentage of revenues were 5.4% in the first six months of 2020, compared to 6.5% in the first six months of 2019.
Selling and Marketing (S&M) Expenses
S&M expenses in the first six months of 2020 were $1,210 million, a decrease of 8% compared to the first six months of 2019. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”
S&M expenses as a percentage of revenues were 14.7% in the first six months of 2020, compared to 15.8% in the first six months of 2019.
General and Administrative (G&A) Expenses
G&A expenses in the first six months of 2020 were $567 million, a decrease of 4% compared to the first six months of 2019.
G&A expenses as a percentage of revenues were 6.9% in the first six months of 2020, compared to 7.1% in the first six months of 2019.
Intangible Asset Impairments
We recorded expenses of $768 million for identifiable intangible asset impairments, in the first six months of 2020, compared to expenses of $1,030 million in the first six months of 2019. See note 5 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $502 million for other asset impairments, restructuring and other items in the first six months of 2020, compared to expenses of $103 million in the first six months of 2019. See note 12 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In the first six months of 2020, we recorded an income of $12 million in legal settlements and loss contingencies, compared to an expense of $703 million in the first six months of 2019. The income in the first six months of 2020 was mainly due to proceeds received following a settlement of the FCPA derivative proceedings in Israel and settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics), partially offset by the increase of a reserve for certain legal expenses and settlement contributions related to products liability claims in the United States. The expense in the first six months of 2019 was mainly related to the $85 million settlement paid in the opioid litigation brought by the Oklahoma Attorney General and an estimated provision made for certain other opioid cases.
Other Income
Other income in the first six months of 2020 was $22 million, compared to $15 million in the first six months of 2019.
Other income as a percentage of revenues was 0.3% in the first six months of 2020, compared to 0.2% in the first six months of 2019.
Operating Income (Loss)
Operating income was $364 million in the first six months of 2020, compared to an operating loss of $510 million in the first six months of 2019.
Financial Expenses, Net
Financial expenses were $448 million in the first six months of 2020, compared to $425 million in the first six months of 2019. Financial expenses in the first six months of 2020 were mainly comprised of interest expenses of $482 million, partially offset by a gain of $29 million resulting from our hedging and derivatives activities. Financial expenses in the first six months of 2019 were mainly comprised of interest expenses of $454 million, partially offset by interest income of $27 million.
The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
	(U.S.$ in millions)
North America profit	$1,123	$1,001
Europe profit	746	719
International Markets profit	253	233

Total reportable segments profit	2,121	1,954
Profit (loss) of other activities	102	76

Total segments profit	2,223	2,029
Amounts not allocated to segments:
Amortization	507	568
Other asset impairments, restructuring and other items	502	103
Intangible asset impairments	768	1,030
Legal settlements and loss contingencies	(12)	703
Other unallocated amounts	93	136

Consolidated operating income (loss)	364	(510)

Financial expenses, net	448	425

Consolidated income (loss) before income taxes	$(84)	$(934)

Tax Rate
In the first six months of 2020, we recognized a tax benefit of $163 million, on pre-tax
loss of $84 million. In the first six months of 2019, we recognized a tax benefit of $170 million, on pre-tax
loss of $934 million. Our tax rate for the first six months of 2020 was mainly affected by impairments in jurisdictions in which tax rates are higher than Teva’s average tax rate on its ongoing business operations and other changes to tax positions and deductions.
Share in Losses (Income) of Associated Companies, Net
We did not have any share in losses of associated companies, net in the first six months of 2020, compared to share in losses of $4 million in the first six months of 2019.
Net Income (Loss) Attributable to Teva
Net income attributable to Teva was $209 million in the first six months of 2020, compared to net loss of $794 million in the first six months of 2019.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the six months ended June 30, 2020 and 2019 were 1,098 million and 1,091 million shares, respectively.
In computing diluted earnings per share for the six months ended June 30, 2020, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, using the treasury stock method. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing the diluted loss per share for the six months ended June 30, 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Diluted earnings per share was $0.19 in the first six months of 2020, compared to diluted loss per share of $0.73 in the first six months of 2019.
Impact of Currency Fluctuations on Results of Operations
In the first six months of 2020, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, Israeli shekel, Canadian dollar and Russian ruble) impact our results. During the first six months of 2020, the following main currencies relevant to our operations decreased in value against the U.S. dollar: Argentinian peso by 36%, Russian ruble by 6%, Polish zloty by 5%, British pound by 3% and euro by 2% (all compared on a six-month
average basis).
As a result, exchange rate movements during the first six months of 2020 negatively impacted overall revenues by $82 million and our operating income by $9 million, in comparison to the first six months of 2019. In the first six months of 2020, the positive hedging impact recognized under revenues was $45 million, partially offset by a negative impact of $4 million recognized under cost of sales, in comparison to the first six months of 2019. Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.
Liquidity and Capital Resources
Total balance sheet assets were $54,991 million as of June 30, 2020, compared to $55,330 million as of March 31, 2020.
Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was $209 million as of June 30, 2020, compared to $302 million as of March 31, 2020, mainly due to favorable collection of payments from customers in the second quarter of 2020, which reduced the balance of our accounts receivables net of SR&A.
Cash investment in property, plant and equipment in the second quarter of 2020 was $131 million, compared to $128 million in the first quarter of 2020. Depreciation in the second quarter of 2020 was $134 million, compared to $141 million in the first quarter of 2020.

Cash and cash equivalents and short-term and long-term investments as of June 30, 2020 were $2,431 million, compared to $1,850 million as of March 31, 2020. The increase in the second quarter of 2020 was mainly due to cash generated during the quarter.
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
The RCF agreement provides for two separate tranches, a $1.15 billion tranche A and a $1.15 billion tranche B. Loans and letters of credit will be available from time to time under each tranche for Teva’s general corporate purposes. Tranche A has a maturity date of April 8, 2022, with two one-year
extension options, of which $1.065 billion were extended to April 8, 2023. Tranche B has a maturity date of April 8, 2024.
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
The RCF can be used for general corporate purposes, including repaying existing debt. As of June 30, 2020 no amounts were outstanding under the RCF. As of the date of this quarterly report, €200 million was outstanding under the RCF. Based on current and forecasted results, we expect that we will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
Debt Balance and Movements
As of June 30, 2020, our debt was $26,266 million, compared to $26,103 million as of March 31, 2020. This increase was mainly due to exchange rate fluctuations.
In March 2020, we repaid at maturity our $700 million 2.25% senior notes.
In July 2020, we repaid at maturity our EUR 1,010 million 0.375% senior notes.
Our debt as of June 30, 2020 was effectively denominated in the following currencies: 64% in U.S. dollars, 33% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of June 30, 2020 was 6%, similar to March 31, 2020.
Our financial leverage was 64% as of June 30, 2020, similar to March 31, 2020.
Our average debt maturity was approximately 6.1 years as of June 30, 2020, compared to 6.6 years as of March 31, 2020.
Total Equity
Total equity was $14,824 million as of June 30, 2020, compared to $14,588 million as of March 31, 2020. This increase was mainly due to net income of $53 million and $144 million positive impact from exchange rate fluctuations.

Exchange rate fluctuations affected our balance sheet, as approximately 37% of our net assets in the second quarter of 2020 (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to March 31, 2020, changes in currency rates had a positive impact of $144 million on our equity as of June 30, 2020, mainly due to the changes in value against the U.S. dollar of: the Russian ruble by 12%, the Mexican peso by 3%, the Canadian dollar by 4%, the Polish zloty by 4%, the British pound by 1%, the Chilean peso by 4%, the Croatian kuna by 2% and the euro by 2%. All comparisons are on a quarter-end
to
quarter-end
basis.
Cash Flow
Cash flow generated from operating activities during the second quarter of 2020 was $273 million, compared to cash flow used in operating activities of $227 million in the second quarter of 2019. The increase in the second quarter of 2020 was mainly due to favorable collection of payments from customers in the second quarter of 2020, resulting from increased sales in the first quarter.
During the second quarter of 2020, we generated free cash flow of $582 million, which we define as comprising $273 million in cash flow generated from operating activities, $401 million in beneficial interest collected in exchange for securitized accounts receivables and $39 million in proceeds from sale of property, plant and equipment, partially offset by $131 million in cash used for capital investment. During the second quarter of 2019, we generated free cash flow of $168 million, comprising $227 million in cash flow used in operating activities, $384 million in beneficial interest collected in exchange for securitized accounts receivables and $20 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $112 million in cash used for capital investment. The increase in the second quarter of 2020 resulted mainly from higher cash flow generated from operating activities.
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
In August 2020, we entered into an exclusive partnership agreement with biopharmaceutical company Alvotech for the commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas. Under this agreement, Alvotech will be responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. The agreement includes an upfront payment payable by Teva, with subsequent milestone payments over the next few years. Teva and Alvotech will share profit from the commercialization of the biosimilars.
In September 2016, we entered into an agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. We paid Regeneron $250 million upfront and will share equally with Regeneron in the global commercial benefits of this product, as well as ongoing associated R&D costs of approximately $1.0 billion. The agreement stipulates additional development milestone payments to Regeneron, as well as future royalties. For information regarding recent fasinumab phase 3 clinical trial results, see “—North America Segment —Product Launches and Pipeline” above.
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
non-GAAP
adjustments and the corresponding
non-GAAP
amounts for the applicable periods:

	Three Months Ended June 30, 2020
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement										Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items	Other items
Cost of sales	2,107	219					6	6		16		1,859
R&D expenses	225				(13)			5				233
S&M expenses	597	30						8				559
G&A expenses	264							11		8		245
Other (income) expense	(9)									(4)		(6)
Legal settlements and loss contingencies	13		13									—
Other assets impairments, restructuring and other items	381			277		33			76	(6)		—
Intangible assets impairments	120			120								—
Financial expenses, net	223										(5)	229
Income taxes	(104)										(231)	128
Net income (loss) attributable to non-controlling interests	(87)										(105)	19

Total reconciled items		249	13	396	(13)	33	6	30	76	15	(342)	—

EPS - Basic	0.13										0.42	0.55
EPS - Diluted	0.13										0.42	0.55
The
non-GAAP
diluted weighted average number of shares was 1,100 million for the three months ended June 30, 2020.

	Three Months Ended June 30, 2019
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement											Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non-GAAP items	Other items	Corresponding tax effect
Cost of sales*	2,284	249				12	7			26			1,989
R&D expenses	276						6						271
S&M expenses	666	35					10						621
G&A expenses	296						12			(2)			286
Other (income) expense	(9)								(9)				—
Legal settlements and loss contingencies	646		646										—
Other assets impairments, restructuring and other items	101			48	47			24		(18)			—
Intangible assets impairments	561			561									—
Financial expenses, net	206										8		198
Income taxes	(179)											(312)	134
Net income (loss) attributable to non-controlling interests	18										(8)		26

Total reconciled items		285	646	609	47	12	35	24	(9)	6	—	(312)

EPS - Basic	(0.63)											1.23	0.60
EPS - Diluted	(0.63)											1.23	0.60

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

	Six Months Ended June 30, 2020
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement										Non GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long- lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non GAAP items	Other items	Corresponding tax effect
Cost of sales	4,402	443				11	12		32			3,905
R&D expenses	446						9		(17)			454
S&M expenses	1,210	64					17					1,129
G&A expenses	567						21		12			535
Other (income) expense	(22)								(3)			(19)
Legal settlements and loss contingencies	(12)		(12)									—
Other assets impairments, restructuring and other items	502			352	73			83	(5)			—
Intangible assets impairment	768			768								—
Financial expenses, net	448									6		442
Income taxes	(163)										(465)	303
Net income (loss) attributable to non-controlling interests	(131)									(169)		38

Total reconciled items		507	(12)	1,121	73	11	60	83	18	(163)	(465)

EPS - Basic	0.19										1.12	1.32
EPS - Diluted	0.19										1.12	1.31
The
non-GAAP
diluted weighted average number of shares was 1,098 million for the six months ended June 30, 2020.

	Six months ended June 30, 2019
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement													Non GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long- lived assets	Acquisition, integration and related expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non GAAP items	Other items	Corresponding tax effect	Unusual tax item*
Cost of sales**	4,577	497					16	14			61				3,988
R&D expenses	537							11							525
S&M expenses	1,313	71						20							1,223
G&A expenses	589							24			(1)				566
Other (income) expense	(15)									(9)					(6)
Legal settlements and loss contingencies	703		703												—
Other assets impairments, restructuring and other items	103			68	2	79			(47)		1				—
Intangible assets impairment	1,030			1,030											—
Financial expenses, net	425											6			419
Corresponding tax effect	(170)												(490)	61	259
Share in losses of associated companies – net	4														4
Net income (loss) attributable to non-controlling interests	26											(16)			42

Total reconciled items		568	703	1,098	2	79	16	69	(47)	(9)	60	(10)	(490)	61

EPS - Basic	(0.73)													1.93	1.20
EPS - Diluted	(0.73)													1.93	1.20

*	Interest disallowance as a result of the U.S Tax Cuts and Jobs Act.
**
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

Non-GAAP
Tax Rate
Non-GAAP
income taxes for the second quarter of 2020 were $128 million or 17%, on pre-tax
non-GAAP
income of $751 million.
Non-GAAP
income taxes in the second quarter of 2019 were $134 million, or 16%, on pre-tax
non-GAAP
income of $812 million. Our
non-GAAP
tax rate for the second quarter of 2020 was mainly affected by the mix of products we sold and other changes to tax positions and deductions.
Non-GAAP
income taxes for the first six months of 2020 were $303 million, or 17%, on pre-tax
non-GAAP
income of $1,781 million.
Non-GAAP
income taxes in the first six months of 2019 were $259 million, or 16%, on pre-tax
non-GAAP
income of $1,611 million.
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
After evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

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
pre-commercial
launch activities.
COVID-19
originated in Wuhan, China, in December 2019 and was declared a pandemic by the World Health Organization in March 2020. The virus has since spread globally to multiple countries and regions, including to the United States, certain European countries, Israel, India and Latin America, where we currently manufacture most of our products and conduct our clinical trials. The closure of our facilities in these or other areas in which we operate, or other restrictions inhibiting our employees’ ability to access our facilities, could disrupt our business operations. The
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Protracted disruption of supply chains, including protectionist measures taken in response to the
COVID-19
pandemic, could have a material impact on our operations.
At present, we are not experiencing significant impacts or delays from
COVID-19
on our business operations. We have experienced immaterial delays in clinical trials due to cessation or slow-downs of recruitment for patient studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. In addition, we experienced reduced demand for certain products in the second quarter of 2020, resulting from the impact of the
COVID-19
pandemic on purchasing patterns. As we expect to be able to continue our operations and to satisfy the demand for our products, while protecting the health and safety of our employees and customers, the uncertainty surrounding the severity and continued spread of the coronavirus may result in a period of business disruption.
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
Further, the COVID-19 pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risk factors that we identify in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended
December 31, 2019, which could materially adversely affect our business, operations and financial condition and results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2020.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended June 30, 2020 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Articles of Association (1)

10.1	Amendment No. 1 dated as of June 9, 2020, to the Employment Agreement between Teva Pharmaceutical Industries Limited and Kåre Schultz (2)

18	Kesselman & Kesselman Preferability Letter *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 9, 2020.
(2)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: August 5, 2020	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)