Form 10-Q
period 2020-09-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2020-11-05
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Act).    Yes  ☐    No  ☒
As of
September
 30, 2020, the registrant had 1,095,971,556 ordinary shares
outstanding.

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

•
compliance, regulatory and litigation matters, including: our ability to successfully defend against the U.S. Department of Justice (“DOJ”) criminal charges of Sherman Act violations; increased legal and regulatory action in connection with public concern over the abuse of opioid medications in the U.S. and our ability to reach a final resolution of the remaining opioid-related litigation; costs and delays resulting from the extensive governmental regulation to which we are subject or delays in

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

governmental processing time due to modified government operations due to the
COVID-19
pandemic, including effects on product and patent approvals due to the
COVID-19
pandemic; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; governmental investigations into S&M practices; potential liability for patent infringement; product liability claims; increased government scrutiny of our patent settlement agreements; failure to comply with complex Medicare and Medicaid reporting and payment obligations; and environmental risks;

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
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,827	$1,975
Accounts receivables, net of allowance for credit losses of $117 million and $135 million as of September 30, 2020 and December 31, 2019	4,385	5,676
Inventories	4,516	4,422
Prepaid expenses	895	870
Other current assets	423	434
Assets held for sale	113	87
Total current assets	12,160	13,464
Deferred income taxes	509	386
Other non-current assets	822	591
Property, plant and equipment, net	6,152	6,436
Operating lease right-of-use assets	557	514
Identifiable intangible assets, net	9,308	11,232
Goodwill	20,228	24,846

Total assets	$49,737	$57,470
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,106	$2,345
Sales reserves and allowances	4,998	6,159
Accounts payables	1,716	1,718
Employee-related obligations	601	693
Accrued expenses	1,735	1,869
Other current liabilities	946	889

Total current liabilities	12,103	13,674
Long-term liabilities:
Deferred income taxes	874	1,096
Other taxes and long-term liabilities	2,181	2,640
Senior notes and loans	23,515	24,562
Operating lease liabilities	472	435

Total long-term liabilities	27,042	28,733

Commitments and contingencies , see note 10
Total liabilities	39,145	42,407

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; September 30, 2020 and December 31, 2019: authorized 2,495 million shares; issued 1,202 million shares and 1,198 million shares, respectively	57	56
Additional paid-in capital	27,403	27,312
Accumulated deficit	(11,096)	(6,956)
Accumulated other comprehensive loss	(2,643)	(2,312)
Treasury shares as of September 30, 2020 and December 31, 2019 — 106 million ordinary s hares	(4,128)	(4,128)

	9,593	13,972

Non-controlling interests	999	1,091

Total equity	10,592	15,063

Total liabilities and equity	$49,737	$57,470

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$3,978	$4,093	$12,206	$12,420
Cost of sales	2,126	2,264	6,528	6,841

Gross profit	1,852	1,830	5,678	5,579
Research and development expenses	258	240	704	778
Selling and marketing expenses	605	595	1,815	1,908
General and administrative expenses	279	285	846	873
Intangible assets impairments	509	177	1,278	1,206
Goodwill impairment	4,628	—	4,628	—
Other assets impairments, restructuring and other items	(98)	160	404	263
Legal settlements and loss contingencies	21	468	10	1,171
Other income	(8)	(14)	(30)	(29)

Operating (loss) income	(4,342)	(81)	(3,978)	(591)
Financial expenses, net	117	211	565	635

Income (loss) before income taxes	(4,459)	(292)	(4,543)	(1,226)
Income taxes (benefit)	16	11	(147)	(159)
Share in (profits) losses of associated companies, net	(136)	4	(135)	8

Net income (loss)	(4,340)	(307)	(4,261)	(1,076)
Net income (loss) attributable to non-controlling interests	10	7	(121)	33

Net income (loss) attributable to Teva	(4,349)	(314)	(4,140)	(1,108)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(3.97)	$(0.29)	$(3.78)	$(1.02)

Diluted	$(3.97)	$(0.29)	$(3.78)	$(1.02)

Weighted average number of shares (in millions):
Basic	1,096	1,092	1,095	1,091

Diluted	1,096	1,092	1,095	1,091

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(4,340)	$(307)	$(4,261)	$(1,076)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	70	(138)	(348)	(5)
Unrealized gain (loss) from derivative financial instruments	9	87	46	124
Unrealized gain from available-for-sale securities	—	(2)	—	(1)
Unrealized loss on defined benefit plans	—	—	—	(1)
Total other comprehensive income (loss)	79	(53)	(302)	117
Total comprehensive income (loss)	(4,261)	(360)	(4,563)	(959)
Comprehensive income (loss) attributable to non-controlling interests	27	7	(92)	56
Comprehensive income (loss) attributable to Teva	$(4,288)	$(367)	$(4,471)	$(1,015)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at June 30, 2020	1,202	57	27,374	(6,747)	(2,703)	(4,128)	13,852	972	14,824
Net Income (loss)				(4,349)			(4,349)	10	(4,340)
Other comprehensive income (loss)					61		61	18	79
Issuance of Shares	*	*					*		*
Stock-based compensation expense			29				29		29

Balance at September 30, 2020	1,202	$57	$27,403	$(11,096)	$(2,643)	$(4,128)	$9,593	$999	$10,592

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at June 30, 2019	1,198	56	27,258	(6,752)	(2,312)	(4,128)	14,122	1,128	15,251
Net Income (loss)				(314)			(314)	7	(307)
Other comprehensive income (loss)					(53)		(53)		(53)
Issuance of Shares	*	*							*
Stock-based compensation expense			35				35		35

Balance at September 30, 2019	1,198	$56	$27,293	$(7,066)	$(2,365)	$(4,128)	$13,790	$1,134	$14,925

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2019	1,198	56	27,312	(6,956)	(2,312)	(4,128)	13,972	1,091	15,063
Net Income (loss)				(4,140)			(4,140)	(121)	(4,261)
Other comprehensive income (loss)					(331)		(331)	29	(302)
Issuance of Shares	4	*					*		*
Stock-based compensation expense			91				91		91

Balance at September 30, 2020	1,202	$57	$27,403	$(11,096)	$(2,643)	$(4,128)	$9,593	$999	$10,592

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2018	1,196	56	27,210	(5,958)	(2,459)	(4,142)	14,707	1,087	15,794
Net Income (loss)				(1,108)			(1,108)	33	(1,076)
Other comprehensive income (loss)					94		94	23	117
Issuance of shares	2	*					*		*
Issuance of Treasury shares			(8)			14	6		6
Stock-based compensation expense			99				99		99
Transactions with non-controlling interest								(8)	(8)
Other			(8)				(8)		(8)

Balance at September 30, 2019	1,198	$56	$27,293	$(7,066)	$(2,365)	$(4,128)	$13,790	$1,134	$14,925

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Operating activities:
Net income (loss)	$(4,261)	$(1,076)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,162	1,306
Impairment of long-lived assets and assets held for sale	6,314	1,302
Net change in operating assets and liabilities	(1,627)	(784)
Deferred income taxes – net and uncertain tax positions	(656)	(652)
Stock-based compensation	91	99
Net loss (gain) from investments and from sale of long lived assets	(232)	10
Research and development in process	40	—
Other items	54	5

Net cash provided by operating activities	885	210

Investing activities:
Beneficial interest collected in exchange for securitized accounts receivables	1,102	1,108
Purchases of property, plant and equipment	(402)	(406)
Proceeds from sale of long lived assets	54	167
Other investing activities	(32)	56

Net cash provided by investing activities	722	925

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(1,871)	(1,715)
Net change in short-term debt	115	96
Tax withholding payments made on shares and dividends	—	(52)
Other financing activities	(4)	(14)

Net cash used in financing activities	(1,760)	(1,685)

Translation adjustment on cash and cash equivalents	5	9

Net change in cash and cash equivalents	(148)	(541)
Balance of cash and cash equivalents at beginning of period	1,975	1,782

Balance of cash and cash equivalents at end of period	$1,827	$1,241

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$1,055	$1,123
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
In the process of preparing the consolidated financial statements, management makes estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. The inputs into Teva’s judgments and estimates also consider the economic implications of the
COVID-19
pandemic on its critical and significant accounting estimates, most significantly in relation to sales, reserves and allowances, IPR&D assets, marketed product rights and goodwill, all of which will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the
COVID-19
pandemic and the actions taken to contain or treat it, as well as the economic impact on Teva’s employees, third-party manufacturers and suppliers, customers and markets. All estimates made by Teva related to the impact of the
COVID-19
pandemic within its financial statements may change in future periods. Actual results could differ from those estimates.
The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

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
2020-04
“Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. There was no impact to the Company’s consolidated financial statements for the period ended September 30, 2020 as a result of adopting this standard update. The Company will continue to evaluate this guidance to determine the impact it may have in the future on its consolidated financial statements.
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
Recently issued accounting pronouncements, not yet adopted
In August 2020, the FASB issued ASU
2020-06
“Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
The following table summarizes the impact of the revision on net revenues and cost of sales in the consolidated statements of income for the relevant periods:

		Net revenues			Cost of sales
		As reported	Adjustment	As revised	As reported	Adjustment	As revised
		(U.S. $ in millions)
2019	Q1	4,295	(146)	4,149	2,440	(146)	2,293
	Q2	4,337	(159)	4,177	2,443	(159)	2,284
	Q3	4,264	(171)	4,093	2,435	(171)	2,264

	Total	12,896	(477)	12,420	7,318	(477)	6,841

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 – Certain transactions:
The Company has entered into alliances and other arrangements with third parties to acquire rights to products it does not have, to access markets it does not operate in and to otherwise share development costs or business risks. The Company’s most significant agreements of this nature are summarized below.
Alvotech Partnership
In August 2020, Teva entered into an exclusive partnership agreement with biopharmaceutical company Alvotech for the commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas. Under this agreement, Alvotech will be responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. The agreement includes an upfront payment payable by Teva, which was paid in the third quarter of 2020. Additional development and commercial milestone payments of up to $490 million, as well as royalty payments, may be
payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of the biosimilars.
Eli Lilly and Alder BioPharmaceuticals
In December 2018, Teva entered into an agreement with Eli Lilly, resolving the European Patent Office opposition they had filed against Teva’s AJOVY
®
patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
On January 8, 2018, Teva signed a global license agreement with Alder BioPharmaceuticals (“Alder”). The agreement validates Teva’s intellectual property and resolves Alder’s opposition to Teva’s European patent with respect to anti-calcitonin gene-related peptide (CGRP) antibodies, including the withdrawal of Alder’s appeal before the European Patent Office. Under the terms of the agreement, Alder will receive a non-exclusive license to Teva’s anti-CGRP antibodies patent portfolio to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea. Teva received a

$25
million upfront payment that was recognized as revenue during the first quarter of 2018, and a
$25
million milestone payment in March 2020 that was recognized as revenue in the first quarter of 2020. The agreement stipulates additional development and commercial milestone payments to Teva of up to
$150
million, as well as future royalties.
AUSTEDO
®
On September 19, 2017, Teva entered into a partnership agreement with Nuvelution Pharma, Inc. (“Nuvelution”) for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. There are no further plans in this indication following clinical trial results received in February 2020, which failed to meet their primary endpoints.
Otsuka
On May 12, 2017, Teva entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”), providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for AJOVY in Japan and, if approved, to commercialize the product in Japan. Otsuka paid Teva an upfront payment of $50 million in consideration for the transaction. Results for these trials were received in January 2020 indicating that primary and secondary endpoints were achieved and that no clinically significant adverse events were observed in subjects. In the third quarter of 2020, Otsuka submitted an application to obtain manufacturing and marketing approval for AJOVY in Japan and, as a result, paid Teva a milestone payment of $15 million. Teva may receive additional milestone payments upon achievement of certain revenue targets. Otsuka will also pay Teva royalties on AJOVY sales in Japan.
Celltrion
In October 2016, Teva and Celltrion, Inc. (“Celltrion”) entered into a collaborative agreement to commercialize TRUXIMA
®
and HERZUMA
®
, two biosimilar products for the U.S. and Canadian markets. Teva paid Celltrion
$160
million, of which Teva received an aggregate credit of
$60
million as of September 30, 2020. Teva and Celltrion share the profit from the commercialization of these products. These two products, TRUXIMA and HERZUMA, were approved by the FDA in November and December 2018, respectively and were launched in the United States in November 2019 and March 2020, respectively.
Regeneron
In September 2016, Teva and Regeneron Pharmaceuticals, Inc. (“Regeneron”) entered into a collaborative agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. Teva and Regeneron share equally in the global commercial rights to this product, as well as ongoing associated R&D costs of approximately $1 billion. Teva made an upfront payment of $250 million to Regeneron in the third quarter of

2016 and additional payments for achievement of development milestones in an aggregate amount of $120 million were paid during 2017 and 2018. The agreement stipulates additional development and commercial milestone payments of up to $2,230 million, as well as future royalties.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Tel-Aviv
Headquarters Lease Agreement
At the end of the third quarter of 2020, after obtaining the right to use the building, Teva began transitioning its corporate headquarters to a consolidated site in Tel-Aviv, Israel. Teva has an operating lease for the office space in Tel Aviv for an initial term of twelve and a half years, with an option for three extensions. Teva estimates that the reasonably certain holding period of the lease for accounting purposes is twelve and a half years. As of September 30, 2020, Teva booked

$74 million as operating lease
right-of-use
and $66 million as operating lease liability.
Assets and Liabilities Held For Sale:
Certain assets of Teva’s business venture in Japan
Teva operates its business in Japan, which is part of Teva’s International Market segment, through a business venture with The Takeda Pharmaceutical Company Limited (“Takeda”), in which Teva owns a 51% stake and Takeda owns the remaining 49%.
During the second quarter of 2020, Teva and Takeda decided to sell the majority of the business venture’s generic and operational assets. The purchase agreement was signed in July 2020 and Teva expects this transaction to close by early 2021. The closing of the transaction is subject to customary closing conditions.
Teva is accounting for the business venture assets and liabilities to be sold as held for sale and determined that the fair value less cost to sell did not exceed the carrying value, resulting in an impairment charge of $261 million in other assets impairments, restructuring
and
other items recognized in the second quarter of 2020.
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
The table below summarizes all Teva assets included as held for sale as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(U.S. $ in millions)
Inventories	160	—
Property, plant and equipment, net and others	239	98
Goodwill	27	—
Adjustments of assets held for sale to fair value	(313)	(11)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$113	$87

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended September 30, 2020
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,660	1,116	478	173	3,427
Licensing arrangements	17	7	2	1	27
Distribution	341	§	9	—	350
Other	(1)	(8)	41	142	174

	$2,017	$1,116	$529	$316	$3,978

§ Represents an amount less than $1 million.

	Three months ended September 30, 2019
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,674	1,153	511	176	3,514
Licensing arrangements	26	7	1	1	36
Distribution	351	1	5	—	357
Other	§	2	48	136	186

	$2,051	$1,163	$565	$314	$4,093

§ Represents an amount less than $1 million.

	Nine months ended September 30, 2020
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	4,943	3,487	1,417	561	10,408
Licensing arrangements	59	22	6	3	90
Distribution	1,141	3	21	—	1,165
Other	3	9	138	394	543

	$6,146	$3,520	$1,582	$957	$12,206

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30, 2019
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	4,997	3,586	1,505	566	10,653
Licensing arrangements	92	22	3	4	121
Distribution	1,080	1	14	—	1,095
Other	§	2	146	402	549

	$6,169	$3,611	$1,668	$972	$12,420

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
SR&A to U.S. customers comprised approximately 80% of the Company’s total SR&A as of September 30, 2020, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the nine months ended September 30, 2020 and 2019 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S. $ in millions)
Balance at December 31, 2019	$87	$2,895	$1,109	$1,342	$637	$176	$6,159	$6,246
Provisions related to sales made in current year	285	3,649	566	6,268	299	55	10,837	11,122
Provisions related to sales made in prior period s	—	(192)	(116)	(33)	(11)	2	(350)	(350)
Credits and payments	(298)	(4,224)	(650)	(6,418)	(289)	(79)	(11,660)	(11,958)
Translation differences	—	10	4	2	—	(4)	12	12

Balance at September 30, 2020	$74	2,138	$913	$1,161	$636	$150	$4,998	$5,072

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S.$ in millions)
Balance at December 31, 2018	$175	$3,006	$1,361	$1,530	$638	$176	$6,711	$6,886
Provisions related to sales made in current year	334	4,004	760	7,196	195	308	12,463	12,797
Provisions related to sales made in prior periods	3	(28)	(2)	(1)	23	(7)	(15)	(12)
Credits and payments	(356)	(4,276)	(882)	(7,299)	(251)	(295)	(13,003)	(13,359)
Translation differences	—	(14)	(4)	(1)	(1)	1	(19)	(19)

Balance at September 30, 201 9	$156	2,692	$1,233	$1,425	$604	$183	$6,137	$6,293

Allowance for credit losses
Accounts receivable are recognized net of allowance for credit losses. Allowances for credit losses were $117 million and $135 million as of September 30, 2020 and December 31, 2019, respectively.
NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	September 30, 2020	December 31, 2019
	(U.S. $ in millions)
Finished products	$2,384	$2,504
Raw and packaging materials	1,334	1,183
Products in process	635	583
Materials in transit and payments on account	163	151

Total	$4,516	$4,422

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019	2020	2019
	(U.S. $ in millions)
Product rights	$19,520	$19,663	$11,665	$10,640	$7,856	$9,023
Trade names	609	600	154	126	455	474
In process research and development	998	1,735	—	—	998	1,735

Total	$21,128	$21,998	$11,819	$10,766	$9,308	$11,232

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various therapeutic categories from various acquisitions with a weighted average life of approximately 12 years.
Amortization of intangible assets was $251 million and $255 million in the three months ended September 30, 2020 and 2019, respectively.
Amortization of intangible assets was $758 million and $823 million in the nine
months ended September 30, 2020 and 2019, respectively.
IPR&D
Teva’s
 IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of various generic products from the Actavis Generics acquisition of $
964
 million. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended September 30, 2020 and 2019
,
were $509 million and $177 million, respectively.
Impairments in the third quarter of 2020 consisted of:

(a)
IPR&D assets
of $360
million,
ma
inly
 due to: (i) $262 million related to lenalidomide (generic equivalent of
Revlimid
®
)
due to modified competition assumptions as a result of settlements between the innovator and other generic filers; and (ii) $96 million related to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States; and

(b)
Identifiable product rights
of $149
million, due to: (i) $110 million related to a change in the assumptions regarding competition for the expected relaunch of
metformin tablets; and (ii) $39 million mainly related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States.

Impairments in the third quarter of 2019 consisted of:

(a)	Identifiable product rights of $99 million, mainly due to supply challenges in connection with products primarily marketed in Hong Kong; and

(b)
IPR&D assets of $78 million, mainly

du
e
 to generic pipeline products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date or discount rate) in the United States.

Impairments of long-lived intangible assets for the nine months ended September 30, 2020 and 2019, were $1,278 million and $1,206 million, respectively.
Impairments in the first nine months of 2020 consisted of:

(a)
IPR&D assets of $708 million,
mainly
due to: (i) $262 million related to lenalidomide (generic equivalent of Revlimid
®
) due to modified competition assumptions as a result of settlements between the innovator and other generic filers; (ii)
$211 million related to AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States following clinical trial results
,
received in February 2020, which failed to meet their primary endpoints; and
(iii) $213
 million related to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States; and

(b)
Identifiable product rights of $570 million, mainly due to: (i) $271 million related
 to updated market assumptions regarding price and volume of products acquired from Actavis
Generics
that are
 primarily marketed in the United States;
 (ii) $165 million in Japan in connection with ongoing regulatory pricing reductions and generic competition; and (iii) $110 million related to a change in the assumptions regarding competition for the expected relaunch of
metformin
tablets
.

Impairments in the first nine months of 2019 consisted of:

(a)
Identifiable product rights of $667 million, mainly due to updated market assumptions regarding price and volume of products acquired from Actavis Generics and primarily marketed in the United States; and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

(b)
IPR&D assets of $539 million: (i) $355 million of various generic pipeline products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date or discount rate) in the United States, (ii) $125 million related to lenalidomide (generic equivalent of Revlimid
®
) due to modified competition assumptions as a result of settlements between the innovator and other generic filers; and (iii) $59 million related to a change in assumptions concerning the future market share of a number of products within Teva’s Actavis Generics pipeline in Europe.

The fair value measurement of the impaired intangible assets in the first nine months of 2020 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 7.5% to 9%. A probability of success factor of 80% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – Goodwill:
The changes in the carrying amount of goodwill for the period ended September 30, 2020 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of December 31, 2019 (1)	$11,091	$8,536	$2,532	$2,687	$24,846
Changes during the period:
Goodwill reclassified as assets held for sale	—	(8)	(19)	—	(27)
Goodwill impairment	(4,628)	—	—	—	(4,628)
Translation differences	(10)	253	(206)	—	37

Balance as of S eptember 30, 2020 (1)	$6,453	$8,781	$2,307	$2,687	$20,228

(1)	Accumulated goodwill impairment as of September 30, 2020 and December 31, 2019 was approximately $25.6 billion and $21.0 billion , respectively.
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
First Quarter Developments
During the first quarter of 2020, management assessed developments that occurred during the quarter, including expected effects of the
COVID-19
pandemic on its business, to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount. As part of this assessment, management also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.
Based on this assessment, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying value as of March 31, 2020 and, therefore, no quantitative assessment was performed.
Second Quarter Developments
Pursuant to Company policy, the Company has historically performed its annual goodwill assessment during the fourth quarter of each year. During the second quarter of 2020, the Company changed its annual impairment assessment date from October 1 to June 30 to more closely align the impairment assessment date with the Company’s long-term planning and forecasting process.
During the second quarter of 2020, Teva conducted a quantitative analysis of all reporting units as part of its annual goodwill impairment test and utilized the assistance of an independent valuation expert. No goodwill impairment charge was recorded during the second quarter of 2020.
As part of the aforementioned analysis, Teva analyzed the aggregated fair value of its reporting units compared to its market capitalization as part of its annual goodwill impairment test, in order to assess the reasonableness of the results of its cash flow projections used for its goodwill impairment analysis. Management noted differences between the market capitalization and management’s internal projections as of the end of the second quarter. As of June 30, 2020, those differences were believed to be attributable to the following:

•
Management noted a portion of the difference can be attributed to sales projections of AJOVY and AUSTEDO in the International Markets reporting unit. Management continues to believe that the majority of analysts do not focus on these brands in preparing their financial models and, as a result, have not attributed value to the launch potential in this reporting unit

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

•
Management noted an additional difference can be attributed to sales projections of AUSTEDO in the North America reporting unit, resulting in higher fair value as analyzed by management compared to Teva’s market capitalization. Management continues to believe that it has more accurate information based on its knowledge of the market and its growth and therefore no adjustment was incorporated to the fair value.

•
Management noted that market concerns regarding the uncertainty related to the opioid and price fixing litigation risks are impacting its market capitalization. Management believes that these concerns led to an acute reaction, which resulted in a decline in Teva’s share price. Management believed developments in the opioids case would clarify the outlook with regards to the opioid litigation, when the proposed settlement framework is finalized, which was expected in the near term.

Even if management was to adjust the fair value of the North America reporting unit for any one of the uncertainties noted, the estimated fair value would still exceed its carrying amount. Management also noted that negative results related to all the uncertainties noted may lead to a material goodwill impairment charge.
Third Quarter Developments
During the third quarter of 2020, Teva’s share price experienced further decline. Teva analyzed its aggregated internal valuation of its reporting units compared to its market capitalization as part of its goodwill impairment test. Management believes there are similar reconciling factors to those referenced in the second quarter with additional declines occurring due to increasing uncertainty related to certain litigation actions in the third quarter and the related uncertainties it added to the existing concerns around financial strength.
During the third quarter of 2020, management noted the following factors that led to an assessment of the North America reporting unit for impairment:

•	The Company noted a 25% reduction in its market capitalization from the second quarter of 2020 to the third quarter of 2020.

•
With respect to the opioids litigation, as discussions continue with the group of Attorneys General regarding the nationwide framework and trial dates are postponed largely due to the
COVID-19
pandemic, a resolution of this matter is taking longer than anticipated. Accordingly, the Company is currently unable to predict the timing of any final settlement or whether the settlement will be finalized based upon the current settlement framework.

•	On August 25, 2020, the Company was indicted by the U.S. Department of Justice for alleged violations of the Sherman Act.

•
On August 18, 2020, the Company was sued by the U.S. Department of Justice alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law.

The Company is committed to its projected cash flow targets and management’s views on the litigation exposures have not changed. However, recent developments indicate the timeframe for resolution will take significantly longer than previously expected which introduces greater uncertainty to a favorable resolution. In addition, management believes that analysts are unlikely to modify their projections until the Company can demonstrate progression on the resolution with respect to some or all of the above legal matters. As such, for purposes of testing the goodwill in the North America reporting unit under ASC 350, management has incorporated these factors into its valuation of the North America reporting unit, resulting in an impairment charge of $4,628 million.
Teva does not believe there has been a triggering event related to the other reporting units. The other reporting units all have fair values in excess of 10% over their book values.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – Debt obligations:
a. Short-term debt:

			September 30, 2020	December 31, 2019
	Weighted average interest rate as of September 30, 2020	Maturity
			(U.S. $ in millions)
Revolving Credit Facility	LIBOR+1.75%		$117	$—
Convertible senior debentures	0.25%	2026	514	514
Current maturities of long-term liabilities			1,474	1,831

Total short-term debt			$2,106	$2,345

Convertible senior debentures
Teva’s 0.25% convertible senior debentures due 2026, with $514 million principal amount outstanding as of
September
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

Long-term debt:

	Weighted average interest rate as of September 30, 2020	Maturity	September 30, 2020	December 31, 2019
			(U.S. $ in millions)
Senior notes EUR 1,010 million (1)	0.38%	2020	—	1,131
Senior notes EUR 1,500 million	1.13%	2024	1,755	1,673
Senior notes EUR 1,300 million	1.25%	2023	1,522	1,451
Senior notes EUR 1,000 million	6.00%	2025	1,174	1,120
Senior notes EUR 900 million	4.50%	2025	1,057	1,008
Senior notes EUR 750 million	1.63%	2028	874	833
Senior notes EUR 700 million	3.25%	2022	822	784
Senior notes EUR 700 million	1.88%	2027	821	782
Senior notes USD 3,500 million	3.15%	2026	3,495	3,494
Senior notes USD 1,475 million	2.20%	2021	1,474	1,474
Senior notes USD 3,000 million	2.80%	2023	2,996	2,995
Senior notes USD 2,000 million	4.10%	2046	1,986	1,985
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000
Senior notes USD 844 million	2.95%	2022	855	856
Senior notes USD 789 million	6.15%	2036	783	782
Senior notes USD 700 million (2)	2.25%	2020	—	700
Senior notes USD 613 million	3.65%	2021	616	618
Senior notes USD 588 million	3.65%	2021	587	587
Senior notes CHF 350 million	0.50%	2022	381	361
Senior notes CHF 350 million	1.00%	2025	381	362

Total senior notes			25,078	26,496
Other long-term debt	1.13%	2026	1	1
Less current maturities			(1,474)	(1,831)
Less debt issuance costs			(89)	(103)

Total senior notes and loans			$23,515	$24,562

(1)	In July 2020, Teva repaid at maturity € 1,010 million of its 0.375% senior notes.
(2)	In March 2020, Teva repaid at maturity $700 million of its 2.25% senior notes.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED Notes to Consolidated Financial Statements (Unaudited)
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any.
Long-term debt as of September 30, 2020 is effectively denominated in the following currencies: 63% in U.S. dollar, 34% in euro and 3% in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $2.3 billion unsecured syndicated revolving credit facility entered into in April 2019 (“RCF”).
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
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit is 5.75x in the third and fourth quarters of 2020 and declines to 5.50x in the first and second quarters of 2021, and continues to gradually decline over the remaining term of the RCF.
The RCF can be used for general corporate purposes, including repaying existing debt. As of September 30,
2020
, €
100 million was
outstanding under the RCF. As of the date of this
Quarterly Report on Form 10-Q
, €270 million was outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date these financial statements are issued.
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
NOTE 8 – Derivative instruments and hedging activities:
a. Foreign exchange risk management:
In the first nine months of 2020, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

c. Derivative instruments notional amounts
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	September 30,	December 31,
	2020	2019
	(U.S. $ in millions)
Cross-currency swap — net investment hedge	$—	$1,000

d. Derivative instrument outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$36	$32
Liability derivatives:
Other current liabilities:
Cross-currency swaps—net investment hedge	—	(22)	—	—
Option and forward contracts	—	—	(67)	(41)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$117	$211	$79	$(53)
Cross-currency swaps—cash flow hedge (1)	—	(1)	—	(33)
Cross-currency swaps—net investment hedge (2)	—	(7)	—	(39)
Interest rate swaps—fair value hedge (3)	—	*	—	—

*	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Financial expenses, net		Other comprehensive income (loss)
	Nine months ended,		Nine months ended,
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$565	$635	$(302)	$117
Cross-currency swaps — cash flow hedge (1)	—	(2)	—	(49)
Cross-currency swaps — net investment hedge (2)	(2)	(22)	(21)	(46)
Interest rate swaps—fair value hedge (3)	—	2	—	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$117	$211	$(3,978)	$(4,093)
Option and forward contracts (4)	40	(35)	—	—
Option and forward contracts economic hedge (5)	—	—	3	(4)

	Financial expenses, net		Net revenues
	Nine months ended,		Nine months ended,
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$565	$635	$(12,206)	$(12,420)
Option and forward contracts (4)	78	(42)	—	—
Option and forward contracts Economic hedge (5)	—	—	(37)	—

(1)
With respect to cross-currency swap agreements, Teva recognized gains which mainly reflect the differences between the fixed interest rate and the floating interest rate. In the fourth quarter of 2019, Teva terminated $588 million in cross-currency swap agreements against its outstanding 3.65% senior notes maturing in November 2021. The settlement of these transactions resulted in cash proceeds of $95 million. The cash flow hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses, net over the life of the debt as additional interest expense.

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

(3)
In the fourth quarter of 2016, Teva entered into an interest rate swap agreement designated as fair value hedge relating to its 2.8% senior notes due 2023 with respect to $500 million notional amount of outstanding debt. With respect to this interest rate swap agreement, Teva recognized a loss which mainly reflects the differences between the fixed interest rate and the floating

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

interest rate. In the third quarter of 2019, Teva terminated this interest rate swap agreement. The settlement of these transactions resulted in a gain position of $10 million. The fair value hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses, net over the life of the debt as additional interest expense.
(4)
Teva uses foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, Teva recognizes gains or losses that offset the revaluation of the balance sheet items also recorded under financial expenses, net.

(5)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, the British pound, the Russian ruble and some other currencies during the period for which such instruments are transacted. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. In the first nine months of 2020, the positive impact from these derivatives recognized under revenues was $37 million, partially offset by a $3 million negative impact recognized under cost of sales. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward starting interest rate swaps and treasury lock agreements, losses of $8 million and $7 million were recognized under financial expenses, net for the three months ended September 30, 2020 and 2019, respectively, and losses of $23 million and $22 million were recognized under financial expenses, net for the nine months ended September 30, 2020 and 2019, respectively.
Fair value hedge
In the third quarter of 2016, Teva terminated interest rate swap agreements designated as a fair value hedge relating to its 2.95% senior notes due 2022 with respect to $844 million notional amount and its 3.65% senior notes due 2021 with respect to $450 million notional amount. Settlement of these transactions resulted in a gain position of $41 million. The fair value hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses, net over the life of the debt as additional interest expense.
In the third quarter of 2019, Teva terminated $500 million interest rate swap agreements designated as a fair value hedge relating to its 2.8% senior notes due 2023 with respect to $3,000 million notional amount. Settlement of these transactions resulted in cash proceeds of $10 million. The fair value hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses, net over the life of the debt.
Cash flow hedge
In the fourth quarter of 2019, Teva terminated $588 million cross-currency swap agreements against its outstanding 3.65% senior notes maturing in November 2021. Settlement of these transactions resulted in cash proceeds of $95 million. The cash flow hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, are amortized under financial expenses, net over the life of the debt.
With respect to the interest rate swap and cross-currency swap agreements, gains of $1 million and $3 million were recognized under financial expenses, net for the three months ended September 30, 2020 and 2019, respectively, and gains of $3 million and $6 million were recognized under financial expenses, net for the nine months ended September 30, 2020 and 2019, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 – Legal settlements and loss contingencies:
In the third quarter of 2020, Teva recorded
expenses
 of $21 million in legal settlements and loss contingencies, compared to expenses of
 $468 million in the third quarter of 2019. The expense in the third quarter of 2020 was mainly due to settling in part antitrust claims challenging a patent settlement agreement
, partially offset by proceeds received following a settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics). The expense in the third quarter of 2019 was mainly related to an increase in the estimated settlement provision recorded in connection with the opioid cases.
In the first nine months of 2020, Teva recorded
expenses
 of $10 million in legal settlements and loss contingencies, compared to expenses of
$1,171 million in the first nine months of 2019. The expense in the first nine months of 2020 was mainly related to an increase of a reserve for certain legal expenses and settlement contributions related to product liability claims in the United States and partially settling antitrust claims challenging a patent settlement agreement, partially offset by proceeds received following a settlement of the FCPA derivative proceedings in Israel and settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics).The expense in the first nine months of 2019 was mainly related to an estimated settlement provision recorded in connection with the opioid cases.
As of September 30, 2020 and December 31, 2019, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities

was $1,624 million and $1,580 million, respectively.

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

In July 2014, GlaxoSmithKline (“GSK”) sued Teva in Delaware federal court for infringement of a patent expiring in June 2015 directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury trial was held and the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre-
or post-judgment interest or a multiplier for willfulness. Following post-trial motions filed by the parties, on March 28, 2018, the district court

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

issued an opinion overturning the jury verdict and instead found no induced infringement by Teva, thereby finding that Teva did not owe any damages; the district court also denied Teva’s motion seeking to overturn the jury verdict with respect to invalidity. The provision that was originally included in the financial statements following the damages verdict in this matter in 2017 was reversed in 2018, following the opinion overturning the verdict as the exposure was no longer considered probable. On October 2, 2020, the Court of Appeals for the Federal Circuit overturned the lower court’s ruling and reinstated the jury verdict in a two-to-one
decision. Teva intends to file a request for en banc review. If further appeals are decided against Teva, the case would be remanded to the district court for it to consider Teva’s other legal and equitable defenses that have not yet been considered by the district court.
In 2014, Teva Canada succeeded in its challenge of the bortezomib (the generic equivalent of Velcade
®
) product and mannitol ester patents under the Patented Medicines (Notice Of Compliance) Regulations (“PM (NOC)”). At the time of Teva’s launch in 2015, annual sales of Velcade were approximately 94 million Canadian dollars. Additionally, Teva commenced an action under Section 8 of PM (NOC) to recover damages for being kept off of the market during the PM (NOC) proceedings. Janssen and Millennium filed a counterclaim for infringement of the same two patents as well as a patent covering a process to prepare bortezomib. The product patent expired in October 2015; the other patents expire in January 2022 and March 2025. In 2017, Teva entered into an agreement with Janssen and Millennium which limited the damages payable by either party depending on the outcome of the infringement/impeachment action. As a result, the most Janssen and Millennium could have recovered is 200 million Canadian dollars plus post-judgment interest. In June 2018, the court ruled that Janssen and Millennium pay Teva 5 million Canadian dollars in Section 8 damages. Janssen and Millennium filed an appeal, which was denied by the appellate court on November 4, 2019. On January 3, 2020, Janssen and Millennium applied for leave to appeal to the Canadian Supreme Court. On May 8, 2020, the Canadian Supreme Court denied Janssen and Millennium’s application. This matter is now closed.
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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018. The nitrosamine impurities in valsartan are allegedly found in the active pharmaceutical ingredient (API) supplied by multiple API manufacturers. Teva’s products allegedly at issue in the various nitrosamine-related litigations
 pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring claims with respect to the New Jersey MDL. In addition to these MDLs, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers
’ metformin products.
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
Teva and its affiliates have been
named
as defendants in lawsuits that allege that multiple patent litigation settlement agreements relating to AndroGel® 1% (testosterone gel) violate the antitrust laws. The first of these lawsuits (the “Georgia AndroGel Litigation”) was filed in
 January 2009
 in California federal court, and later transferred to Georgia federal court, with the FTC and the State of California
, and later private plaintiffs, challenging
a September 2006 patent
 litigation
settlement between Watson Pharmaceuticals, Inc. (“Watson”), from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”)
. The second lawsuit (the “Philadelphia
 AndroGel
 Litigation”) was
  filed by

the FTC
 in
September 2014
in federal court
in Philadelphia, challenging Teva’s December 2011 patent litigation settlement with AbbVie. The FTC stipulated to

dismiss Teva from both litigations,
 in exchange for Teva’s agreement to amend the Modafinil Consent

Decree, as described above. On July 16, 2018, the direct purchaser plaintiffs’ motion for class certification in the Georgia AndroGel Litigation
was denied and

Teva
later settled
with

most of the retailer plaintiffs in the Georgia AndroGel Litigation as well as the three direct purchasers that had sought class certification. Settlement amounts were paid in full. In  August 2019, certain other direct-purchaser plaintiffs (who would have been members of the direct purchaser class in the Georgia AndroGel Litigation
, had it been certified) filed their own claims in
 the
federal court in Philadelphia
 (where the Philadelphia AndroGel Litigation has been pending), challenging (in one complaint) both the September 2006 settlement between Watson and Solvay
, and the
December 2011 settlement
between Teva and
AbbVie.

Those claims remain pending.
Annual sales of AndroGel
®
1% were approximately $350 million at the time of the
earlier Watson/Solvay
settlement and approximately $140 million at the time Actavis launched its generic version of AndroGel
®
1% in November 2015. A provision for
 these matters
 was included in the financial statements.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan filed their own lawsuit against Watson, and other defendants, in Michigan state court. Defendants moved to dismiss that lawsuit on June 5, 2020, and those motions were granted in part and denied in part on October 16, 2020. On January 24, 2020, the State of Mississippi filed a complaint against Teva and Watson in Mississippi state court, which it subsequently amended on June 12, 2020. Teva and Watson have moved to dismiss that amended complaint, and their motion remains pending.
Since January 2014, numerous lawsuits have been filed in the U.S. District Court for the Southern District of New York by purported classes of end-payers
for, and direct-purchasers of, Actos
®
and Actoplus Met (pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson. The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers violated the antitrust laws. The court dismissed the end-payers’
lawsuits against all defendants in September 2015. On February 8, 2017, the Court of Appeals for the Second Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. The direct purchasers’ case had been stayed pending resolution of the appeal in the end payer matter and the direct purchasers amended their complaint for a second time following the Second Circuit’s decision, but on October 8, 2019, the district court dismissed, with prejudice, the direct purchasers’ claims against the generic manufacturers (including Teva, Actavis, and Watson). At the time of Teva’s settlement, annual sales of Actos
®
and Actoplus Met were approximately $3.7 billion and approximately $500 million, respectively. At the time Teva launched its authorized generic version of Actos
®
and Actoplus Met in August 2012, annual sales of Actos
®
and Actoplus Met were approximately $2.8 billion and approximately $430 million, respectively.
In May 2015, a purported class of end payers for Namenda IR
®
(memantine hydrochloride) filed a lawsuit against Forest Laboratories, LLC (“Forest”), the innovator, and several generic manufacturers, including Teva, alleging, among other things, that the settlement agreements between Forest and the generic manufacturers to resolve patent litigation over Namenda IR
®
violated the antitrust laws. Teva reached a settlement agreement with these plaintiffs in July 2020, which is awaiting final court approval.

Annual sales of Namenda IR
®
at the time of the patent litigation settlement were approximately $1.1 billion and approximately $550 million at the time other manufacturers first launched generic versions of Namenda IR
®
in July 2015.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In January 2019, generic manufacturer Cipla Limited filed a lawsuit against Amgen
, which was later amended to include Teva as a defendant,
in Delaware federal court, alleging, among other things, that a January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated the antitrust laws.
On August 14, 2020,
 Cipla Limited
agreed to dismiss
 its
claims against
 Teva
, with prejudice
, and
those claims have since been dismissed. Putative
 classes of direct-purchaser and
end-payer
plaintiffs have also filed antitrust lawsuits (which have since been consolidated in federal court in Delaware) against Amgen and Teva related to the January 2, 2019 settlement.

On July 22, 2020, a magistrate judge recommended that plaintiffs’ claims be dismissed. Plaintiffs have objected to the magistrate judge’s recommendation of dismissal, and those objections remain pending before the district court.
Annual sales of Sensipar
®
in the United States were approximately $1.4 billion at the time Teva launched its generic version of Sensipar
®
in December 2018, and at the time of the January 2, 2019 settlement.
On December 16, 2016, the U.K. Competition and Markets Authority (“CMA”) issued a statement of objections (a provisional finding of breach of the Competition Act) in respect of certain allegations against Allergan, Actavis UK and certain Auden Mckenzie entities alleging competition law breaches in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. On March 3, 2017 and February 28, 2019, the CMA issued second and third statements of objections in respect of certain additional allegations relating to the same products and covering part of the same time periods as in the first statement of objections. On February 12, 2020, the CMA issued a Supplementary Statement of Objections effectively combining the three previously issued statements referenced above and a Statement of Draft
Penalty
Calculation
was issued on October
28
, 2020
. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to the December 16, 2016 and March 3, 2017 statements of objections, and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. A liability for this matter has been recorded in the financial statements.
In October 2019, the European Commission commenced an inspection of Teva and subsequently requested information for purposes of investigating whether Teva may have abused a dominant position in the Multiple Sclerosis field, dating back to at least 2014. No formal proceedings have been initiated. Annual sales of
COPAXONE
®
in the European Economic Area for the past year were approximately $431 million.
On September 1, 2020 and October 20, 2020, two separate plaintiffs purporting to represent a putative class of direct purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. Several other putative classes of both direct purchaser and end payer plaintiffs have also filed related complaints, although to date, none of these other complaints name Teva, Watson, or Actavis as defendants. The cases remain in their preliminary stages, pending decisions regarding potential transfer, consolidation, appointment of lead counsel for the putative class, and the filing of a single consolidated complaint on behalf of all plaintiffs. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.

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
 On August 25, 2020, a federal grand jury in the Eastern District of Pennsylvania returned a three count indictment charging Teva USA with criminal felony Sherman Act violations. See No. 20-cr-200 (E.D. Pa.). The indictment alleges Teva USA participated in a conspiracy with certain other generic drug manufacturers to maintain and fix prices, allocate customers, and other alleged antitrust offenses concerning the sale of generic drugs, including Pravastatin, Carbamazepine, Clotrimazole, Etodolac (IR and ER), Fluocinonide (Cream E-Cream, Gel, and Ointment), Warfarin, Etodolac (IR), Nadolol, Temozolomide, and Tobramycin. On September 8, 2020, Teva USA pled not guilty to all counts. A tentative trial date is yet to be scheduled. While the Company is unable to estimate a range of loss at this time, a conviction on these criminal charges could have a material adverse impact on the Company’s business, including monetary penalties and debarment from federally funded health care programs.
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

TEVA
PHARMACEUTICAL
INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
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
Beginning on March 2, 2016, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On April 6, 2017, these cases were transferred to the Pennsylvania MDL. Additional cases were transferred to that court and the plaintiffs filed consolidated amended complaints on August 15, 2017. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, and again on May 6, 2020, certain individual plaintiffs commenced a civil action in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaint has been filed in either action and the July 18, 2019 case has been placed in deferred status. On November 13, 2019, and again on August 24, 2020, certain
 counties in New York
commenced civil actions
 against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have
 been transferred to the Pennsylvania MDL. On March 1, 2020, Harris County in Texas filed a complaint against several generic manufacturers including Teva and Actavis in the District Court for the Southern District of Texas. This complaint largely mirrors certain allegations in the complaints in the Pennsylvania MDL and has been transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The action is in its early stages.
In
March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs.

Subsequently, in August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. It is alleged that Teva caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients. An adverse judgment may involve damages, civil penalties and injunctive remedies. On October 19, 2020, Teva filed a motion to dismiss the complaint which is pending.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
®
and FENTORA
®
. The complaints also assert claims related to Teva’s generic opioid products. In addition, over
950
 personal injury plaintiffs, including various putative class actions of individuals, have asserted personal injury and wrongful death claims in over 600 complaints
, nearly all of which are consolidated in the MDL Opioid Proceeding
. Furthermore, approximately 700 complaints have named Anda, Inc. (and other distributors and manufacturers) alleging that Anda failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the abuse and diversion of such products to individuals who used them for other than legitimate medical purposes. Plaintiffs seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. Certain plaintiffs assert that the measure of damages is the entirety of the costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages.

The individual personal injury plaintiffs further seek non-economic damages.
In many of these cases, plaintiffs are seeking joint and several damages among all defendants.
Absent resolutions, trials are expected to proceed in several states in 2021. A court in New York had set a date, for a liability trial only, to start in March 2020. However, that trial has been postponed due to the impact of the

COVID-19
 pandemic and rescheduled to begin in the first quarter of 2021
. It is difficult to predict when or if trials will occur in 2020 given the current impact of the

COVID-19
pandemic

on the United States and the U.S. judicial system.
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
 As of October 2020, the Company continues to negotiate the terms and conditions of the framework.
The Company cannot predict if the framework will be finalized with its current terms and obligations. The
 Company considered a range of potential settlement outcomes. The current provision is a reasonable estimate of the ultimate costs if the nationwide settlement framework is finalized in its current form. However, if not finalized in its current form for the entirety of the cases, a reasonable upper end of a range of loss cannot be determined. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
Separately, on April 27, 2018, Teva received subpoena requests from the United States Attorney’s office in the Western District of Virginia and the Civil Division seeking documents relating to the manufacture, marketing and sale of branded opioids. In August 2019, Teva received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act. In September 2019, Teva received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. The Company is cooperating with NYDFS’s inquiry and producing

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
documents in response to the various subpoenas and requests for information. Currently, Teva cannot predict how the nationwide settlement framework agreement (if finalized) will affect these investigations

and
administrative actions
. In addition, a number of state attorneys general, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Other states are conducting their own investigations outside of the multistate group. Teva is cooperating with these ongoing investigations and cannot predict their outcome at this time.
In addition, several jurisdictions in Canada have initiated litigation regarding opioids alleging similar claims as those in the United States. The cases in Canada may
 be consolidated and are in their early stages.
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

Pursuant to that consolidation order, plaintiffs in several of the
“opt-out”
cases filed amended complaints on May 28, 2020. On July 8, 2020, Teva and other defendants moved to dismiss certain of the claims brought by certain of the
“opt-out”
plaintiffs. Those motions are pending. The Ontario Teachers Securities Litigation plaintiffs filed a Motion for Class Certification and Appointment of Class Representatives and Class Counsel on June 19, 2020, which the defendants opposed. That motion is pending. Motions to approve securities class actions were also filed in the Tel Aviv District Court in Israel with similar allegations to those made in the Ontario Teachers Securities Litigation.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers alleging, among other things, violations of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule
10b-5.
The complaint, purportedly filed on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020, alleges that Teva and certain of its former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the above referenced August 2020 False Claims Act complaint filed by the DOJ. The securities class action complaint seeks unspecified damages, legal fees, interest, and costs. The case is in its preliminary stages. A motion to approve a securities class action was also filed in the Central District Court in Israel, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
Motions to approve derivative actions against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness with respect to the acquisition of the Rimsa business, the acquisition of Actavis Generics and the patent settlement relating to Lidoderm
®
. Motions for document disclosure prior to initiating derivative actions were filed with respect to several U.S. and EU settlement agreements, opioids,
 the U.S. price-fixing investigations
 and
 allegations

related
to
 the
DOJ’s complaint regarding Copaxone patient assistance program in the
U.S. In October 2020, Teva filed a notice with the Tel Aviv District Court to settle the derivative proceeding with regard to the acquisition of Actavis Generics and two related actions, including

the
derivative proceedings related to allegations in connection with the Lidoderm® patent settlement agreement.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
NOTE 11 – Income taxes:
In the third quarter of 2020, Teva recognized a tax
expense
of $16 million, on
pre-tax
loss of $4,459 million. In the third quarter of 2019, Teva recognized a tax expense
of $11 million, on
pre-tax
loss of $292 million. Teva’s tax rate for the third quarter of 2020 was mainly affected by the goodwill impairment charge that does not have a corresponding tax effect and other changes to tax positions and deductions.
In the first
nine
months of 2020, Teva recognized a tax benefit of $147 million, on pre-tax
loss of $4,543 million. In the first
nine
months of 2019, Teva recognized a tax benefit of $159 million, on pre-tax
loss of $1,226 million. Teva’s tax rate for the first
nine
months of 2020 was mainly affected by
the goodwill impairment charge that does not have a corresponding tax
 effect
and other changes to tax positions and deductions.
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
2020. A final and binding decision against Teva in this case may lead to an asset write off o
f $140 million.
The Israeli tax authorities issued tax assessment decrees for 2013-2016, challenging the Company’s positions on several issues.
In September 2020, Teva commenced proceedings protesting

the
2013-2016 decrees
at
 the Central District Court in Israel. The Company believes it has adequately provided for these items, however, an adverse result could be material.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$56	$28	$408	$96
Contingent consideration	(179)	51	(96)	4
Restructuring	9	61	82	140
Other	15	21	10	24

Total	$(98)	$160	$404	$263

(1)	Including impairments related to exit and disposal activities
Impairments
Impairments of tangible assets for the three months
ended September

30, 2020 and
2019 were $56 million and $28 million, respectively. The impairment for the three months ended September 30, 2020 was mainly related to the intention to sell certain assets in
Teva’s
International
Markets

and Europe segments
.
Impairments of tangible assets for the nine months ended September 30, 2020 and 2019 were $408 million and $96 million, respectively. The impairment for the nine months ended September 30, 2020 was mainly related to the intention to sell certain assets from Teva’s business venture in Japan and plant rationalization. See note 2.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its plant rationalization plan.
Contingent consideration
In the three months ended September 30, 2020, Teva recorded an income
of $179 million for contingent consideration, compared to an expense of $51 million in the three months ended September 30, 2019.
The income in the third quarter of 2020 was mainly related to a change in the future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition.
In the nine months ended September 30, 2020, Teva recorded an income of $96 million for contingent consideration, compared to an expense of $4 million in the nine months ended September 30, 2019. The income in the first nine months of 2020 was mainly related to a change in the future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition, partially offset by the change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales.
Restructuring
In the three months ended September 30, 2020, Teva recorded $9 million of restructuring expenses, compared to $61 million in the three months ended September 30, 2019.
In the nine months ended September 30, 2020, Teva recorded $82 million of restructuring expenses, compared to $140 million in the nine
months ended September 30, 2019.
The expenses for the three and nine months ended September 30, 2020 were primarily related to residual expenses of the restructuring plan announced in 2017 and other network consolidation activities
.
The following tables provide the components of costs associated with Teva’s restructuring plan, including other costs associated with Teva’s restructuring plan and recorded under different items:

	Three months ended September 30,
	2020	2019
	(U.S. $ in millions)
Restructuring
Employee termination	$3	$49

Other	7	11

Total	$9	$61

TEVA PHARMACEUTICAL INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30,
	2020	2019
	(U.S. $ in millions)
Restructuring
Employee termination	$39	$105

Other	43	34

Total	$82	$140

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2020	$(208)	$(7)	$(215)
Provision	(39)	(43)	(82)
Utilization and other*	145	43	188

Balance as of September 30, 2020	$(102)	$(7)	$(109)

*	Includes adjustments for foreign currency translation.
Significant regulatory and other events
In July 2018, the FDA completed an inspection of Teva’s manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-483
to the site. In October 2018, the FDA notified Teva that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, Teva received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control, and investigations at this site. Teva has been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements, and to address those concerns as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings, and Teva received a letter from the FDA dated April 24, 2020 notifying that the site continues to be classified as OAI. If Teva is unable to remediate the findings to the FDA’s satisfaction, it may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write-offs,
customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. Teva expects to generate approximately $150 million in revenues from this site in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility, however delays in FDA approvals of future products from the site may occur.
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
In the second quarter of 2020, Teva’s operations in its manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. During the third quarter of 2020, Teva completed the first step of remediation of this issue and restarted supply from its Goa facilities. The impact to Teva’s financial results for the nine months ended September 30, 2020 was immaterial, however, if the full remediation takes longer than expected there may be further loss of sales, customer penalties or impairments to related assets.

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
In computing diluted loss per share for the three months ended September 30, 2020 and September 30, 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
In computing diluted loss per share for the nine months ended September 30, 2020 and September 30, 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Basic and diluted loss per share was $3.97 for the three months ended September 30, 2020, compared to basic and diluted loss per share of $0.29 for the three months ended September 30, 2019.
Basic and diluted loss per share was $3.78 for the nine months ended September 30, 2020, compared to basic and diluted loss per share of $1.02 for the nine months ended September 30, 2019.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2019	$(1,794)	$—	$(420)	$(98)	$(2,312)

Other comprehensive income (loss) before reclassifications	(377)	—	20	—	(357)
Amounts reclassified to the statements of income	—	—	26	—	26

Net other comprehensive income (loss) before tax	(377)	—	46	—	(331)

Net other comprehensive income (loss) after tax*	(377)	—	46	—	(331)

Balance as of September 30, 2020	$(2,171)	$—	$(374)	$(98)	$(2,643)

*	Amounts do not include a $29 million gain from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)			Benefit Plans
	Foreign currency translation adjustments	Available-for- sale securities	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2018	$(1,878)	$1	$(504)	$(78)	$(2,459)

Other comprehensive income (loss) before reclassifications	(28)	(1)	103	* *	74
Amounts reclassified to the statements of income	—	—	21	—	21

Net other comprehensive income (loss) before tax	(28)	(1)	124	* *	95

Net other comprehensive income (loss) after tax*	(28)	(1)	124	(1)	94

Balance as of September 30, 2019	$(1,906)	$—	$(380)	$(79)	$(2,365)

*	Amounts do not include a $23 million gain from foreign currency translation adjustments attributable to non-controlling interests.
**	Represents an amount less than $0.5 million.

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

a.	Segment information:

	Three months ended September 30,
	2020
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,017	$1,116	$529
Gross profit	1,056	637	275
R&D expenses	155	60	17
S&M expenses	250	200	101
G&A expenses	97	66	33
Other income	(5)	(1)	(1)

Segment profit	$560	$312	$125

	Three months ended September 30,
	2019
	North America	Europe	International Markets*
	(U.S. $ in millions)
Revenues	$2,051	$1,163	$565
Gross profit	1,048	662	295
R&D expenses	156	63	21
S&M expenses	219	206	114
G&A expenses	112	56	32
Other (income) expense	(5)	(4)	(1)

Segment profit	$565	$341	$130

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30,
	2020
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$6,146	$3,520	$1,582
Gross profit	3,208	2,009	828
R&D expenses	455	180	51
S&M expenses	755	590	312
G&A expenses	325	184	96
Other income	(9)	(3)	(10)

Segment profit	$1,682	$1,058	$378

	Nine months ended September 30,
	2019
	North America	Europe	International Markets*
	(U.S. $ in millions)
Revenues	$6,169	$3,611	$1,668
Gross profit	3,155	2,066	877
R&D expenses	497	199	66
S&M expenses	756	637	348
G&A expenses	342	175	102
Other income	(6)	(5)	(2)

Segment profit	$1,566	$1,060	$363

*	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(U.S. $ in millions)		(U.S. $ in millions)
North America profit	$560	$565	$1,682	$1,566
Europe profit	312	341	1,058	1,060
International Markets profit	125	130	378	363

Total reportable segments profit	997	1,036	3,118	2,989
Profit of other activities	28	16	130	92

Total segments profit	1,025	1,051	3,248	3,081
Amounts not allocated to segments:
Amortization	251	255	758	823
Other assets impairments, restructuring and other items	(98)	160	404	263
Intangible asset impairments	509	177	1,278	1,206
Goodwill impairment	4,628	—	4,628	—
Legal settlements and loss contingencies	21	468	10	1,171
Other unallocated amounts	55	73	148	209

Consolidated operating income (loss)	(4,342)	(81)	(3,978)	(591)

Financial expenses, net	117	211	565	635

Consolidated income (loss) before income taxe s	$(4,459)	$(292)	$(4,543)	$(1,226)

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three and nine months ended September 30, 2020 and 2019:

North America	Three months ended September 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$928	$914
AJOVY	35	25
AUSTEDO	168	105
BENDEKA ® /TREANDA ®	105	124
COPAXONE	236	271
ProAir ® *	50	71
QVAR ®	42	60
Anda	341	351
Other	113	131
Total	$2,017	$2,051

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

North America	Nine months ended September 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$2,804	$2,826
AJOVY	98	68
AUSTEDO	451	276
BENDEKA/TREANDA	313	371
COPAXONE	671	753
ProAir*	175	194
QVAR	139	183
Anda	1,141	1,080
Other	354	417
Total	$6,146	$6,169

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

Europe	Three months ended September 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$824	$836
COPAXONE	101	106
Respiratory products	77	87
AJOVY	8	1
Other	106	134
Total	$1,116	$1,163

Europe	Nine months ended September 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$2,593	$2,599
COPAXONE	294	327
Respiratory products	263	267
AJOVY	17	1
Other	352	416

Total	$3,520	$3,611

International Markets	Three months ended September 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$429	$474
COPAXONE	14	20
Other	86	71
Total	$529	$565

*	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

International Markets	Nine months ended September 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$1,304	$1,404
COPAXONE	38	46
Other	241	218
Total	$1,582	$1,668

*	The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c.
NOTE 16 – Fair value measurement:
Financial items carried at fair value as of September 30, 2020 and December 31, 2019 are classified in the tables below in one of the three categories of fair value levels:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$191	$—	$—	$191
Cash, deposits and other	1,636	—	—	1,636
Investment in securities:
Equity securities*	20	—	297	317
Other, mainly debt securities	1	—	9	10
Derivatives:
Asset derivatives—options and forward contracts	—	36	—	36
Liability derivatives—options and forward contracts	—	(67)	—	(67)
Contingent consideration**	—	—	(279)	(279)

Total	$1,848	$(31)	$27	$1,844

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$577	$—	$—	$577
Cash, deposits and other	1,398	—	—	1,398
Investment in securities:
Equity securities	42	—	—	42
Other, mainly debt securities	2	—	12	14
Derivatives:
Asset derivatives—options and forward contracts	—	32	—	32
Liability derivatives—options and forward contracts	—	(41)	—	(41)
Liability derivatives—interest rate and cross-currency swaps	—	(22)	—	(22)
Contingent consideration**	—	—	(460)	(460)

Total	$2,019	$(31)	$(448)	$1,540

*
During the third quarter of 2020, Teva recorded a gain of $134 million under share in profits of associated companies, net, reflecting the difference between the book value of Teva’s investment in American Well Corporation (“American Well”) and its fair value as of the date it completed its initial public offering in September 2020. The investment was reclassified from “investment in associated companies” to “investment in marketable securities,” since Teva no longer has significant influence in American Well. On
September
30, 2020, Teva recorded an additional gain of $118 million under financial expenses, net, reflecting the revaluation gain of this security as of September 30, 2020.

**	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor ranging from
80
% to
100
% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied ranged from
7.5
% to
8.5
%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was
7.9
%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in earnings. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
The fair value measurement of the investment in equity securities is based on a discount rate for fair value measurement, related to restriction of sale of shares, and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied for the fair value measurement at September 30, 2020 was 6%.
The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

Nine months ended September 30, 2020
(U.S. $ in millions)
Fair value at the beginning of the period	$(448)
Transfer into Level 3- equity securities	179
Revaluation of equity securities	118
Revaluation of debt securities	(3)
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	161
Eagle transaction	(65)
Settlement of contingent consideration:
Eagle transaction	85

Fair value at the end of the period	$27

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures and are presented in the table below in terms of fair value (level 1 inputs):

	Fair value*
	September 30,	December 31,
	2020	2019
	(U.S. $ in millions)
Senior notes included under senior notes and loans	$22,194	$22,686
Senior notes and convertible senior debentures included under short-term debt	1,968	2,318

Total	$24,162	$25,004

*	Based on quoted market price. See note 7 for carrying value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Continuity
The supply chain supporting our key products – specialty, generics and API – remains largely uninterrupted, and with adequate product inventory across our network. Additionally, based on analysis of potential scenarios, we currently have inventory and redundancy plans in place to address potential shortfalls, if any. We are closely monitoring the evolving situation in our key manufacturing locations and commercial markets as well as key products, and are accordingly adapting our business continuity plans. All our facilities that research, manufacture, order, pack, distribute and provide critical customer and patient services are currently functioning to meet demand for essential medicines for patients throughout the world.
Teva has worked since the early days of the
COVID-19
pandemic to support efforts of governments and health services to curb the impact of the virus. Our global manufacturing network has been tirelessly focused on securing and scaling production of both API and finished doses for potential treatments that were proven essential or may prove essential in treating the condition nearly everywhere Teva does business. Teva will continue to work with governments and international organizations throughout the world to support emerging needs related to this crisis, while doing everything possible to also continue to supply our vast portfolio of medicines to patients.
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
Workforce Policy and Measures
Our employees across all aspects of our business are safeguarding the continuity of our activities and we are committed to supporting their efforts while caring for their personal health and safety. We are enacting appropriate measures to ensure the safe supply and transport of our medicines and APIs, and have established measures intended to ensure our sites remain open, allowing us to maintain our business, R&D and manufacturing operations. We have reduced the number of people in our facilities to enable social distancing. By doing our part to reduce physical proximity to one another, we hope to better protect our overall workforce, and ultimately, the communities in which we live.

As we work through this health crisis, we continue to adapt our strategy for returning to usual operations at all organizational levels as events develop, under guiding principles to protect our business and maximize organizational productivity and efficiency, while simultaneously ensuring a safe workplace.
Trends
We still have limited insight into the extent to which our business may be impacted by the
COVID-19
pandemic and there are many unknowns facing our industry and society at large. We are still not experiencing material delays in development, production and distribution of medicines or disruptions in our supply chains; however, longer term effects cannot be predicted at this time and would depend on the duration and severity of the pandemic and the restrictive measures put in place to control its impact. In the first quarter of 2020, we experienced increasing demand for certain medicines, as would be expected during a global crisis of this nature. We saw a compensating effect with lower demand for certain medicines during the second quarter of 2020 and continuing lower demand in certain regions and for certain medicines in the third quarter of 2020. Although no one can predict future demand for pharmaceutical products, market dynamics or the scope or duration of the financial and other challenges arising from the pandemic, it is possible that we will continue to see variable demand during the remainder of the year, but we do not currently anticipate a material negative impact on our 2020 financial results due to the ongoing global pandemic.
Highlights
Significant highlights in the third quarter of 2020 included:

•
Revenues in the third quarter of 2020 were $3,978 million, a decrease of 3% in both U.S. dollar and local currency terms, compared to the third quarter of 2019, mainly due to lower revenues from generics, OTC and COPAXONE in all regions and lower revenues from QVAR and BENDEKA/TREANDA in our North America segment, as well as reduced demand for certain products resulting from the impact of the
COVID-19
pandemic, partially offset by higher revenues from AUSTEDO and AJOVY.

•
Our North America segment generated revenues of $2,017 million and profit of $560 million in the third quarter of 2020. Revenues decreased by 2% compared to the third quarter of 2019, mainly due to a decrease in revenues of COPAXONE and BENDEKA/TREANDA, partially offset by higher revenues from AUSTEDO, generic products and AJOVY. Our North America segment has experienced some reductions in volume due to less physician and hospital activity during the
COVID-19
pandemic, but has also experienced increase in demand for certain products related to the treatment of
COVID-19
and its symptoms. In addition, the ability to promote our new specialty products, primarily AJOVY and AUSTEDO, has been impacted by less physician visits by patients and less physician interactions by our sales personnel. Profit was flat compared to the third quarter of 2019, mainly due to lower revenues, offset by a change in mix of products.

•
Our Europe segment generated revenues of $1,116 million and profit of $312 million in the third quarter of 2020. Revenues decreased by 4%, or 7% in local currency terms, compared to the third quarter of 2019. This decrease was mainly due to reduced demand for certain products resulting from the
COVID-19
pandemic. The
COVID-19
pandemic has led to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during the third quarter of 2020. This decrease is also attributed to price declines for oncology products as a result of generic competition and a decline in COPAXONE revenues due to competing glatiramer acetate products. Profit decreased by 8%, mainly due to lower revenues.

•
Our International Markets segment generated revenues of $529 million and profit of $125 million in the third quarter of 2020. Revenues decreased by 6%, or 1% in local currency terms, compared to the third quarter of 2019, mainly due to lower sales in Japan resulting from regulatory price reductions and generic competition to off-patented
products, as well as loss of revenues from the sale of certain assets in the Israeli market, partially offset by higher revenues in other markets. Revenues in the third quarter of 2020 were also impacted by reduced demand for certain products resulting from the impact of the
COVID-19
pandemic. The
COVID-19
pandemic has led to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during the third quarter of 2020. Profit decreased by 4%, mainly due to lower sales in Japan, partially offset by lower S&M expenses.

•
Impairments of identifiable intangible assets were $509 million in the third quarter of 2020, compared to $177 million in the third quarter of 2019. Impairment expenses in the third quarter of 2020 comprised of $360 million of IPR&D assets and $149 million of identifiable product rights.

•	We recorded a goodwill impairment charge of $4,628 million related to our North America reporting unit in the third quarter of 2020. See note 6 to our consolidated financial statements.

•
We recorded other asset impairments, restructuring and other items income of $98 million in the third quarter of 2020, compared to expenses of $160 million in the third quarter of 2019. See note 12 to our consolidated financial statements.

•	Legal settlements and loss contingencies were $21 million in the third quarter of 2020, compared to $468 million in the third quarter of 2019.

•
Operating loss was $4,342 million in the third quarter of 2020, compared to operating loss of $81 million in the third quarter of 2019. The decrease in the third quarter of 2020 was mainly due to the goodwill impairment charge and higher intangible asset impairment charges in the third quarter of 2020, partially offset by lower legal settlements and loss contingencies in the third quarter of 2020.

•
Financial expenses were $117 million in the third quarter of 2020, compared to $211 million in the third quarter of 2019. Financial expenses in the third quarter of 2020 were mainly comprised of interest expenses of $241 million, partially offset by gains on revaluations of marketable securities of $124 million (see note 16 to our consolidated financial statements). Financial expenses in the third quarter of 2019 were mainly comprised of interest expenses of $219 million.

•
In the third quarter of 2020, we recognized a tax expense of $16 million, on pre-tax
loss of $4,459 million. In the third quarter of 2019, we recognized a tax expense of $11 million, on pre-tax
loss of $292 million. Our tax rate for the third quarter of 2020 was mainly affected by the goodwill impairment charge that does not have a corresponding tax effect and other changes to tax positions and deductions.

•
Exchange rate movements during the third quarter of 2020, including hedging effects, positively impacted revenues by $14 million and negatively impacted operating loss by $18 million, compared to the third quarter of 2019.

•
As of September 30, 2020, our debt was $25,621 million, compared to $26,266 million as of June 30, 2020. This decrease was mainly due to the repayment at maturity of our €1,010 million 0.375% senior notes in July 2020, partially offset by exchange rate fluctuations. As of September 30, 2020, €100 million were outstanding under the RCF. As of the date of this Quarterly Report on Form
10-Q,
€270 million were outstanding under the RCF.

•
Cash flow generated from operating activities during the third quarter of 2020 was $307 million, compared to $325 million in the third quarter of 2019. The decrease in the third quarter of 2020 was mainly due to an increase in inventory during the third quarter of 2020, compared to a decrease in inventory in the third quarter of 2019.

•
During the third quarter of 2020, we generated free cash flow of $506 million, which we define as comprising $307 million in cash flow generated from operating activities, $333 million in beneficial interest collected in exchange for securitized accounts receivables and $9 million in proceeds from sale of property, plant and equipment, partially offset by $143 million in cash used for capital investment. During the third quarter of 2019, we generated free cash flow of $551 million, comprising $325 million in cash flow used in operating activities, $362 million in beneficial interest collected in exchange for securitized accounts receivables and $33 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $169 million in cash used for capital investment. The decrease in the third quarter of 2020 resulted mainly from lower cash flow generated from operating activities.

Alvotech Partnership
In August 2020, we entered into an exclusive partnership agreement with biopharmaceutical company Alvotech for the commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas. Under this agreement, Alvotech will be responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. The agreement includes an upfront payment payable by Teva, which was paid in the third quarter of 2020. Additional development and commercial milestone payments of up to $490 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of the biosimilars.

Results of Operations
Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,017	100%	$2,051	100%
Gross profit	1,056	52.4%	1,048	51.1%
R&D expenses	155	7.7%	156	7.6%
S&M expenses	250	12.4%	219	10.7%
G&A expenses	97	4.8%	112	5.5%
Other (income) expense	(5)	§	(5)	§

Segment profit*	$560	27.7%	$565	27.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the third quarter of 2020 were $2,017 million, a decrease of $34 million, or 2%, compared to the third quarter of 2019, mainly due to a decrease in revenues of COPAXONE and BENDEKA/TREANDA, partially offset by higher revenues from AUSTEDO, generic products and AJOVY. Our North America segment has experienced some reductions in volume due to less physician and hospital activity during the
COVID-19
pandemic, but has also experienced increase in demand for certain products related to the treatment of
COVID-19
and its symptoms. In addition, the ability to promote our new specialty products, primarily AJOVY and AUSTEDO, has been impacted by less physician visits by patients and less physician interactions by our sales personnel.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		Percentage Change
	2020	2019	2019-2020
	(U.S. $ in millions)
Generic products	$928	$914	2%
AJOVY	35	25	42%
AUSTEDO	168	105	60%
BENDEKA/TREANDA	105	124	(15%)
COPAXONE	236	271	(13%)
ProAir*	50	71	(30%)
QVAR	42	60	(29%)
Anda	341	351	(3%)
Other	113	131	(14%)

Total	$2,017	$2,051	(2%)

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

Generic products
revenues in our North America segment (including biosimilars) in the third quarter of 2020 were $928 million, an increase of 2% compared to the third quarter of 2019, mainly due to higher revenues from TRUXIMA and from our ProAir authorized generic, partially offset by lower volume of other generic products.
Among the most significant generic products we sold in North America in the third quarter of 2020 were TRUXIMA (the biosimilar to Rituxan
®
), epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
), albuterol sulfate inhalation aerosol (ProAir HFA authorized generic of our specialty product) and lidocaine transdermal patch (the generic equivalent of Lidoderm Patch
®
).
On September 30, 2020, we launched emtricitabine and tenofovir disoproxil fumarate tablets, 200mg/300mg (the generic equivalent of Truvada
®
), and efavirenz, emtricitabine and tenofovir disoproxil fumarate tablets (the generic equivalent for Atripla
®
) for the prevention and treatment of HIV, respectively. We did not recognize revenues for these products in the third quarter of 2020.
In the third quarter of 2020, we led the U.S. generics market in total prescriptions and new prescriptions, with approximately 365 million total prescriptions (based on trailing twelve months), representing 10% of total U.S. generic prescriptions according to IQVIA data.
AJOVY
revenues in our North America segment in the third quarter of 2020 were $35 million, an increase of $10 million, or 42% compared to the third quarter of 2019, mainly due to growth in volume in the third quarter of 2020. AJOVY was approved by the FDA and launched in the United States in September 2018, for the preventive treatment of migraine in adults. On January 27, 2020, the FDA approved an auto-injector device for AJOVY in the U.S., which became commercially available in April 2020. In addition, AJOVY was approved in Canada on April 14, 2020.
AJOVY is also in clinical development to evaluate safety and efficacy in the treatment of fibromyalgia.
AJOVY is protected by patents expiring in 2026 in Europe and in 2027 in the United States. Applications for patent term extensions have been submitted in various markets around the world. An additional patent relating to the use of AJOVY in the treatment of migraine issued in the United States and will expire in 2035. This patent is also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States and 10 years from marketing approval in Europe.
We filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly also submitted IPR (inter partes review) petitions to the Patent Trial and Appeal Board, challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court was stayed pending resolution of the IPR petitions. On February 18, 2020, the Patent Trial and Appeal Board issued decisions on the first six IPRs, finding the six patents invalid as being obvious. On April 21, 2020, we filed notices of appeal in connection with these decisions. On March 31, 2020 the Patent Trial and Appeal Board issued a decision upholding the three method of treatment patents and on June 1, 2020, Lilly filed notices of appeal in connection with the decisions on these three patents. The litigation stay ended following the issuance of the most recent IPR decisions, and the parties are proceeding with the litigation. In addition, we have entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
AUSTEDO
revenues in our North America segment in the third quarter of 2020 increased by 60%, to $168 million, compared to $105 million in the third quarter of 2019. This increase was mainly due to growth in volume in the third quarter of 2020.
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
BENDEKA
and
TREANDA
combined revenues in our North America segment in the third quarter of 2020 decreased by 15% to $105 million, compared to the third quarter of 2019, mainly due to the emergence of alternative novel therapies and continued competition from Belrapzo
®
(a
ready-to-dilute
bendamustine hydrochloride product from Eagle Pharmaceuticals, Inc. (“Eagle”)).
In July 2018, Eagle prevailed in its suit against the FDA to obtain seven years of orphan drug exclusivity in the United States for BENDEKA. On March 13, 2020, this decision was upheld in the appellate court. On May 27, 2020, the FDA filed a petition for rehearing en banc,
however the petition was not granted. As things currently stand, drug applications referencing BENDEKA, TREANDA or any other bendamustine product will not be approved by the FDA until the orphan drug exclusivity expires in December 2022. In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increasing the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses. In September 2019, a patent infringement action against four of the five ANDA filers for generic versions of BENDEKA was tried in the United States District Court for the District of Delaware. On April 27, 2020, the District Court upheld the validity of all of the asserted patents and found that all four ANDA filers infringe at least one of these patents. As a result, the ANDA filers should be enjoined until the patents expire in 2031.
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
We have U.S. Orange Book patents for TREANDA expiring between 2026 and 2031. One 505(b)(2) NDA was filed for a liquid version of bendamustine and 22 ANDAs with paragraph IV certifications were filed for generic versions of the lyophilized form of TREANDA. Between 2015 and 2020, we reached final settlements with all 23 filers, providing for the launch of generic versions of TREANDA prior to patent expiration.
COPAXONE
revenues in our North America segment in the third quarter of 2020 decreased by 13% to $236 million, compared to the third quarter of 2019, mainly due to generic competition in the United States.
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
®
.
ProAir
revenues in our North America segment in the third quarter of 2020 were $50 million, a decrease of 30% compared to the third quarter of 2019. In January 2019, we launched our own ProAir authorized generic in the United States, following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Revenues from our ProAir HFA authorized generic are included in “generic products” above. ProAir is the fifth-largest short-acting beta-agonist in the market, with an exit market share of 10.7% in terms of total number of prescriptions for albuterol inhalers during the third quarter of 2020, compared to 23.8% in the third quarter of 2019. The exit market share including our ProAir HFA authorized generic is 36.3%, making our overall albuterol product the second largest in the market, compared to 44.7% in the third quarter of 2019. Generic versions of ProAir HFA from Perrigo Company plc and Lupin Pharmaceuticals, Inc. are currently available in the market.
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
In September 2020, we announced the launch of
AirDuo
®
Digihaler
®
(fluticasone propionate and salmeterol) inhalation powder and the launch of
ArmonAir
®
Digihaler
®
(fluticasone propionate) inhalation powder, two digital maintenance inhalers for adolescent and adult patients with asthma. AirDuo Digihaler is a prescription medicine used to control symptoms of asthma and to prevent symptoms such as wheezing in people 12 years of age and older. ArmonAir Digihaler is a prescription medicine for the long-term treatment of asthma in patients 12 years and older. AirDuo Digihaler and ArmonAir Digihaler are not used to relieve sudden breathing problems from asthma and will not replace the need for a rescue inhaler.
QVAR
revenues in our North America segment in the third quarter of 2020 decreased by 29% to $42 million, compared to the third quarter of 2019, mainly due to increased price competition and lower volumes. QVAR maintained its second-place position in the inhaled corticosteroids category in the United States, with an exit market share of 19.3% in terms of total number of prescriptions during the third quarter of 2020, compared to 19.9% in the third quarter of 2019.
Anda
revenues in our North America segment in the third quarter of 2020 decreased by 3% to $341 million, compared to $351 million in the third quarter of 2019, mainly due to slightly lower demand. Anda, our distribution business in the United States, distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, competitive pricing and offering next day delivery throughout the United States.

Product Launches and Pipeline
In the third quarter of 2020, we launched the generic version of the following branded products in North America:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) *
Imiquimod Cream 3.75%	Zyclara ®	July	$24
Sildenafil for Oral Suspension	Revatio ®	August	$121
PEG-3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate, and Ascorbic Acid for Oral Solution	MoviPrep ®	August	$10
Tobramycin Inhalation Solution, USP	Bethkis ®	September	$42
Dimethyl Fumarate Delayed-Release Capsules	Tecfidera ®	September	$3,788
Emtricitabine and Tenofovir Disoproxil Fumarate Tablets, 200mg/300mg	Truvada ®	September	$2,872
Efavirenz, Emtricitabine and Tenofovir Disoproxil Fumarate Tablets	Atripla ®	September	$578

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
Our generic products pipeline in the United States includes, as of September 30, 2020, 228 product applications awaiting FDA approval, including 80 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended June 30, 2020 exceeding $115 billion, according to IQVIA. Approximately 69% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 84 of these products, or 107 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $76 billion in U.S. brand sales for the twelve months ended June 30, 2020, according to IQVIA.
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
In the third quarter of 2020, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) *
Apixaban Tablets, 2.5 mg and 5 mg	Eliquis ®	$11,445
Pirfenidone Tabs	Esbriet ®	$540

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

Below is a description of key products in our specialty pipeline as of September 30, 2020:

Product	Potential Indication(s)	Route of Administration	Development Phase (date entered phase 3)	Comments
CNS, Neurology and Neuropsychiatry

AUSTEDO (deutetrabenazine)	Dyskinesia in cerebral palsy	Oral	3 (September 2019)

TV-46000 (risperidone LAI)	Schizophrenia	Subcutaneous	3 (April 2018)

Migraine and Pain

fremanezumab (anti CGRP)	Post traumatic headache	Subcutaneous	2	The clinical trial did not meet its primary endpoint for efficacy and the development for this indication has been discontinued.

	fibromyalgia	Subcutaneous	2

fasinumab	Osteoarthritis pain	Subcutaneous	3 (March 2016)	Developed in collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”). See below table regarding phase 3 clinical trial results.

Respiratory

GoResp ® DigiHaler ® / DuoResp ® DigiHaler ®	Treatment of asthma in patients aged 12 years and older and COPD	Oral inhalation	Under regulatory review
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
Active treatment of patients with fasinumab, which only involved dosing in an optional second-year extension phase of one trial, has been discontinued following a recommendation from the fasinumab program’s Independent Data Monitoring Committee that the program should be terminated, based on available evidence obtained to date. The core efficacy data has already been obtained to support potential fasinumab regulatory filings. Long-term safety data continues to be gathered, and is expected to be reported in 2021, along with a decision on the program.
North America Gross Profit
Gross profit from our North America segment in the third quarter of 2020 was $1,056 million, an increase of 1%, compared to $1,048 million in the third quarter of 2019.
Gross profit margin for our North America segment in the third quarter of 2020 increased to 52.4%, compared to 51.1% in the third quarter of 2019. This increase was mainly due to the change in mix of products.
North America R&D Expenses
R&D expenses relating to our North America segment in the third quarter of 2020 were $155 million, a decrease of 1%, compared to $156 million in the third quarter of 2019.
For a description of our R&D expenses in the third quarter of 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America S&M Expenses
S&M expenses relating to our North America segment in the third quarter of 2020 were $250 million, an increase of 14%, compared to $219 million in the third quarter of 2019. This increase is mainly due to higher S&M expenses related to AJOVY, AUSTEDO and biosimilars.
North America G&A Expenses
G&A expenses relating to our North America segment in the third quarter of 2020 were $97 million, a decrease of 14%, compared to $112 million in the third quarter of 2019.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our North America segment in the third quarter of 2020 was $560 million, flat compared to $565 million in the third quarter of 2019, mainly due to lower revenues, offset by a change in mix of products.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,116	100%	$1,163	100%
Gross profit	637	57.1%	662	56.9%
R&D expenses	60	5.4%	63	5.4%
S&M expenses	200	17.9%	206	17.7%
G&A expenses	66	5.9%	56	4.9%
Other (income) expense	(1)	§	(4)	§

Segment profit*	$312	28.0%	$341	29.3%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the third quarter of 2020 were $1,116 million, a decrease of 4% or $47 million, compared to the third quarter of 2019. In local currency terms, revenues decreased by 7%, mainly due to reduced demand for certain products resulting from the
COVID-19
pandemic. The
COVID-19
pandemic has led to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during the third quarter of 2020. This decrease is also attributed to price declines for oncology products as a result of generic competition and a decline in COPAXONE revenues due to competing glatiramer acetate products.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		Percentage Change
	2020	2019	2019-2020
	(U.S. $ in millions)
Generic products	$824	$836	(1%)
COPAXONE	101	106	(5%)
Respiratory products	77	87	(12%)
AJOVY	8	1	NA
Other	106	134	(21%)

Total	$1,116	$1,163	(4%)

Generic products
revenues in our Europe segment in the third quarter of 2020, including OTC products, decreased by 1% to $824 million, compared to the third quarter of 2019. In local currency terms, revenues decreased by 6% compared to the third quarter of 2019, mainly due to reduced demand for certain products resulting from the
COVID-19
pandemic. The
COVID-19
pandemic has led to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during the third quarter of 2020.
COPAXONE
revenues in our Europe segment in the third quarter of 2020 decreased by 5% to $101 million, compared to the third quarter of 2019. In local currency terms, revenues decreased by 9%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products.
COPAXONE 40 mg/mL is protected by one European patent expiring in 2030. This patent is being challenged in various European jurisdictions. In October 2017, the U.K. High Court found this patent invalid and our application for permission to appeal this decision was rejected. The patent was upheld by the Opposition Division of the European Patent Office in April 2019, but was found invalid following a hearing at the Board of Appeal in September 2020.
Respiratory products
revenues in our Europe segment in the third quarter of 2020 decreased by 12% to $77 million, compared to the third quarter of 2019. In local currency terms, revenues decreased by 15%, mainly due to reduced demand resulting from the impact the
COVID-19
pandemic had on purchasing patterns. The
COVID-19
pandemic led to increased demand in the first quarter and a correlating decrease in the following quarters.
AJOVY
revenues in our Europe segment in the third quarter of 2020 were $8 million, compared to $1 million in the third quarter of 2019.
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
Product Launches and Pipeline
As of September 30, 2020, our generic products pipeline in Europe included 318 generic approvals relating to 58 compounds in 127 formulations, no EMA approvals received. In addition, approximately 1,046 marketing authorization applications pending approval in 37 European countries, relating to 127 compounds in 248 formulations. No applications are pending with the EMA.
For information regarding our specialty pipeline and launches in the third quarter of 2020, see “—North America Segment —Product Launches and Pipeline” above.
Europe Gross Profit
Gross profit from our Europe segment in the third quarter of 2020 was $637 million, a decrease of 4% compared to $662 million in the third quarter of 2019. This decrease was mainly due to lower revenues, as discussed above.
Gross profit margin for our Europe segment in the third quarter of 2020 increased to 57.1%, compared to 56.9% in the third quarter of 2019.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the third quarter of 2020 were $60 million, a decrease of 5% compared to $63 million in the third quarter of 2019.
For a description of our R&D expenses in the third quarter of 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the third quarter of 2020 were $200 million, a decrease of 3% compared to $206 million in the third quarter of 2019. This decrease was mainly due to lower marketing and travel costs attributed to restrictions related to the
COVID-19
pandemic.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the third quarter of 2020 were $66 million, an increase of 17% compared to $56 million in the third quarter of 2019.
Europe Profit
Profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the third quarter of 2020 was $312 million, a decrease of 8%, compared to $341 million in the third quarter of 2019. This decrease was mainly due to lower revenues, as discussed above.

International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020		2019**
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$529	100%	$565	100%
Gross profit	275	52.0%	295	52.2%
R&D expenses	17	3.2%	21	3.7%
S&M expenses	101	19.1%	114	20.1%
G&A expenses	33	6.3%	32	5.6%
Other (income) expense	(1)	§	(1)	§

Segment profit*	$125	23.6%	$130	23.0%

§	Represents an amount less than 0.5%.
*	Segment profit does not include amortization and certain other items.
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
On July 30, 2020, we entered into an agreement to sell the majority of the generic and operational assets of our business venture in Japan. We expect this transaction to close by early 2021. The closing of the transaction is subject to customary closing conditions.
Revenues from our International Markets segment in the third quarter of 2020 were $529 million, a decrease of $35 million, or 6%, compared to the third quarter of 2019. In local currency terms, revenues decreased by 1% compared to the third quarter of 2019, mainly due to lower sales in Japan resulting from regulatory price reductions and generic competition to off-patented
products, as well as loss of revenues from the sale of certain assets in the Israeli market, partially offset by higher revenues in other markets. Revenues in the third quarter of 2020 were also impacted by reduced demand for certain products resulting from the impact of the
COVID-19
pandemic. The
COVID-19
pandemic has led to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during the third quarter of 2020.
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		Percentage Change
	2020	2019*	2019-2020
	(U.S. $ in millions)
Generic products	$429	$474	(10%)
COPAXONE	14	20	(27%)
Other	86	71	21%

Total	$529	$565	(6%)

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

Generic products
revenues in our International Markets segment in the third quarter of 2020, which include OTC products, decreased by 10% to $429 million, compared to the third quarter of 2019. In local currency terms, revenues decreased by 4%, mainly due to lower sales in Japan resulting from regulatory price reductions and generic competition to off-patented
products. Revenues in the third quarter of 2020 were also impacted by reduced demand for certain products resulting from the impact the
COVID-19
pandemic. The
COVID-19
pandemic has led to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during the third quarter of 2020.
COPAXONE
revenues in our International Markets segment in the third quarter of 2020 decreased by 27% to $14 million, compared to $20 million in the third quarter of 2019. In local currency terms, revenues decreased by 14%.
AJOVY
. On May 12, 2017, we entered into a license and collaboration agreement with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for AJOVY in Japan and, once approved, to commercialize the product in Japan. On July 29, 2020, Otsuka submitted an application to obtain manufacturing and marketing approval for AJOVY in Japan. As a result, Otsuka paid Teva a milestone payment of $15 million in the third quarter of 2020, which was recorded as revenue under “Other” in the table above.
International Markets Gross Profit
Gross profit from our International Markets segment in the third quarter of 2020 was $275 million, a decrease of 7% compared to $295 million in the third quarter of 2019.
Gross profit margin for our International Markets segment in the third quarter of 2020 decreased to 52.0%, compared to 52.2% in the third quarter of 2019. This decrease was mainly due to a different portfolio mix.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the third quarter of 2020 were $17 million, a decrease of 18% compared to $21 million in the third quarter of 2019.
For a description of our R&D expenses in the third quarter of 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the third quarter of 2020 were $101 million, a decrease of 11% compared to $114 million in the third quarter of 2019. This decrease was mainly due to lower marketing and travel costs attributed to restrictions related to the
COVID-19
pandemic.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the third quarter of 2020 were $33 million, an increase of 6% compared to $32 million in the third quarter of 2019.
International Markets Profit
Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the third quarter of 2020 was $125 million, a decrease of 4%, compared to $130 million in the third quarter of 2019. This decrease was mainly due to lower sales in Japan, partially offset by lower S&M expenses, as discussed above.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in the third quarter of 2020 were $316 million, an increase of 1% compared to the third quarter of 2019. In local currency terms, revenues decreased by 1% compared to the third quarter of 2019.
API sales to third parties in the third quarter of 2020 were $175 million, flat in both U.S. dollar and local currency terms compared to the third quarter of 2019.
Teva Consolidated Results
The
data presented with respect to revenues, gross profit, R&D expenses, S&M expenses, G&A expenses and operating income (loss) for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.
Revenues
Revenues in the third quarter of 2020 were $3,978 million, a decrease of 3% in both U.S. dollar and in local currency terms, compared to the third quarter of 2019. This decrease was mainly due to lower revenues from generics, OTC and COPAXONE in all regions and lower revenues from QVAR and BENDEKA/TREANDA in our North America segment, as well as reduced demand for certain products resulting from the impact of the
COVID-19
pandemic, partially offset by higher revenues from AUSTEDO and AJOVY. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during the third quarter of 2020, including hedging effects, positively impacted revenues by $14 million, compared to the third quarter of 2019. See note 8d to our consolidated financial statements.
Gross Profit
Gross profit in the third quarter of 2020 was $1,852 million, an increase of 1% compared to the third quarter of 2019. This increase was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”
Gross profit margin was 46.6% in the third quarter of 2020, compared to 44.7% in the third quarter of 2019.
The increase in gross profit margin was mainly due to higher profitability in North America resulting from the change in mix of products as well as operational cost efficiencies and network optimization, partially offset by lower sales of COPAXONE and other specialty products in all segments.
Research and Development (R&D) Expenses
R&D expenses in the third quarter of 2020 were $258 million, an increase of 7% compared to the third quarter of 2019.
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
In the third quarter of 2020, our R&D expenses related primarily to specialty product candidates in the pain, respiratory and neuropsychiatry therapeutic areas, with additional activities in selected other areas and generic products including biosimilars.
Our higher R&D expenses in the third quarter of 2020, compared to the third quarter of 2019, were mainly due to an upfront payment made in the third quarter of 2020.
R&D expenses as a percentage of revenues were 6.5% in the third quarter of 2020, compared to 5.9% in the third quarter of 2019.

Selling and Marketing (S&M) Expenses
S&M expenses in the third quarter of 2020 were $605 million, an increase of 2% compared to the third quarter of 2019. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”
S&M expenses as a percentage of revenues were 15.2% in the third quarter of 2020, compared to 14.5% in the third quarter of 2019.
General and Administrative (G&A) Expenses
G&A expenses in the third quarter of 2020 were $279 million, a decrease of 2% compared to the third quarter of 2019.
G&A expenses as a percentage of revenues were 7.0% in the third quarter of 2020, flat compared to the third quarter of 2019.
Intangible Asset Impairments
We recorded expenses of $509 million for identifiable intangible asset impairments in the third quarter of 2020, compared to expenses of $177 million in the third quarter of 2019. See note 5 to our consolidated financial statements.
Goodwill Impairment
We recorded a goodwill impairment charge of $4,628 million related to our North America reporting unit in the third quarter of 2020. See note 6 to our consolidated financial statements.
Other Asset Impairments, Restructuring and Other Items
We recorded income of $98 million for other asset impairments, restructuring and other items in the third quarter of 2020, compared to expenses of $160 million in the third quarter of 2019. See note 12 to our consolidated financial statements.
Significant regulatory and other events
In July 2018, the FDA completed an inspection of our manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-483
to the site. In October 2018, the FDA notified us that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, we received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control and investigations at this site. We have been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings and we received a letter from the FDA dated April 24, 2020 notifying us that the site continues to be classified as OAI. If we are unable to remediate the findings to the FDA’s satisfaction, we may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write-offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. We expect to generate approximately $150 million in revenues from this site in 2020, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility, however, delays in FDA approvals of future products from the site may occur.
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
In the second quarter of 2020, our operations in our manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. During the third quarter of 2020, we have completed the first step of remediation of this issue and have restarted supply from our Goa facilities. The impact to our financial results for the nine months ended September 30, 2020 was immaterial, however, if the full remediation takes longer than expected there may be further loss of sales, customer penalties or impairments to related assets.
Restructuring
In the third quarter of 2020, we recorded $9 million of restructuring expenses, compared to $61 million in the third quarter of 2019. The expenses in the third quarter of 2020 were primarily related to residual expenses of the restructuring plan announced in 2017 and other network consolidation impacts.

Legal Settlements and Loss Contingencies
In the third quarter of 2020, we recorded expenses of $21 million in legal settlements and loss contingencies, compared to expenses of $468 million in the third quarter of 2019. The expense in the third quarter of 2020 was mainly due to settling in part antitrust claims challenging a patent settlement agreement, partially offset by proceeds received following a settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics). The expense in the third quarter of 2019 was mainly related to an increase in the estimated settlement provision recorded in connection with the opioid cases.
Other Income
Other income in the third quarter of 2020 was $8 million, compared to $14 million in the third quarter of 2019.
Other income as a percentage of revenues was 0.2% in the third quarter of 2020 compared to 0.3% in the third quarter of 2019.
Operating Income (Loss)
Operating loss was $4,342 million in the third quarter of 2020, compared to operating loss of $81 million in the third quarter of 2019.
Operating loss as a percentage of revenues was 109.1% in the third quarter of 2020, compared to operating loss as a percentage of revenues of 2.0% in the third quarter of 2019. This decrease was mainly due to the goodwill impairment charge and higher intangible asset impairment charges in the third quarter of 2020, partially offset by lower legal settlements and loss contingencies in the third quarter of 2020.
Financial Expenses, Net
Financial expenses were $117 million in the third quarter of 2020, compared to $211 million in the third quarter of 2019. Financial expenses in the third quarter of 2020 were mainly comprised of interest expenses of $241 million, partially offset by gains on revaluations of marketable securities of $124 million (see note 16 to our consolidated financial statements). Financial expenses in the third quarter of 2019 were mainly comprised of interest expenses of $219 million.
The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019
	(U.S. $ in millions)
North America profit	$560	$565
Europe profit	312	341
International Markets profit	125	130

Total reportable segments profit	997	1,036
Profit of other activities	28	16

Total segments profit	1,025	1,051
Amounts not allocated to segments:
Amortization	251	255
Other assets impairments, restructuring and other items	(98)	160
Intangible asset impairments	509	177
Goodwill impairment	4,628	—
Legal settlements and loss contingencies	21	468
Other unallocated amounts	55	73

Consolidated operating income (loss)	(4,342)	(81)

Financial expenses, net	117	211

Consolidated income (loss) before income taxes	$(4,459)	$(292)

Tax Rate
In the third quarter of 2020, we recognized a tax expense of $16 million, on pre-tax
loss of $4,459 million. In the third quarter of 2019, we recognized a tax expense of $11 million, on pre-tax
loss of $292 million. Our tax rate for the third quarter of 2020 was mainly affected by the goodwill impairment charge that does not have a corresponding tax effect and other changes to tax positions and deductions.
The statutory Israeli corporate tax rate is 23% in 2020. Our tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or discrete items.
Share In (Profits) Losses of Associated Companies, Net
Share in profits of associated companies, net in the third quarter of 2020 was $136 million, compared to share in losses of $4 million in the third quarter of 2019. Our share in profits of associated companies, net in the third quarter of 2020 was mainly due to a gain of $134 million reflecting the difference between the book value of our investment in American Well Corporation and its fair value as of the date it completed its initial public offering in September 2020 (see note 16 to our consolidated financial statements).
Net Income (Loss) Attributable to Teva
Net loss was $4,349 million in the third quarter of 2020, compared to net loss of $314 million in the third quarter of 2019. This decrease was mainly due to the goodwill impairment charge and higher intangible asset impairment charges in the third quarter of 2020, partially offset by lower legal settlements and loss contingencies in the third quarter of 2020.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the three months ended September 30, 2020 and 2019 was 1,096 million and 1,092 million shares, respectively.
In computing diluted loss per share for the three months ended September 30, 2020 and September 30, 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Diluted loss per share was $3.97 in the third quarter of 2020, compared to diluted loss per share of $0.29 in the third quarter of 2019.
Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units and the conversion of our convertible senior debentures, in each case, at period end.
As of September 30, 2020 and 2019, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,118 million and 1,107 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In the third quarter of 2020, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, new Israeli shekel, Canadian dollar and Russian ruble) impact our results.
During the third quarter of 2020, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on a quarterly average compared to quarterly average basis): Argentinian peso by 32%, Brazilian real by 26%, Turkish lira by 21%, Russian ruble by 12% and Mexican peso by 12%. The following main currencies relevant to our operations increased in value against the U.S. dollar: Swedish krona by 8%, Swiss franc by 7%, British pound by 5% and the euro by 5%.
As a result, exchange rate movements during the third quarter of 2020, including hedging effects, positively impacted overall revenues by $14 million and negatively impacted our operating loss by $18 million, in comparison with the third quarter of 2019. In the third quarter of 2020, the negative hedging impact recognized under revenues was $8 million, partially offset by a negative impact of $2 million recognized under cost of sales, in comparison with the third quarter of 2019. Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.
Commencing in the third quarter of 2018, the cumulative inflation in Argentina exceeded 100% or more over a three-year period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019
Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the nine months ended September 30, 2020 and 2019. Where there are different factors affecting the nine months comparison, we have described them below.
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$6,146	100%	$6,169	100.0%
Gross profit	3,208	52.2%	3,155	51.1%
R&D expenses	455	7.4%	497	8.0%
S&M expenses	755	12.3%	756	12.3%
G&A expenses	325	5.3%	342	5.5%
Other (income) expense	(9)	§	(6)	§

Segment profit*	$1,682	27.4%	$1,566	25.4%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the first nine months of 2020 were $6,146 million, flat compared to the first nine months of 2019, mainly due to higher revenues from AUSTEDO, Anda and AJOVY, offset by lower revenues from COPAXONE and BENDEKA/TREANDA.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,		Percentage Change
	2020	2019	2019-2020
	(U.S. $ in millions)
Generic products	$2,804	$2,826	(1%)
AJOVY	98	68	45%
AUSTEDO	451	276	64%
BENDEKA/TREANDA	313	371	(16%)
COPAXONE	671	753	(11%)
ProAir*	175	194	(10%)
QVAR	139	183	(24%)
Anda	1,141	1,080	6%
Other	354	417	(15%)

Total	$6,146	$6,169	§

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.
§	Represents an amount less than 0.5%.
North America Gross Profit
Gross profit from our North America segment in the first nine months of 2020 was $3,208 million, an increase of 2%, compared to $3,155 million in the first nine months of 2019.

Gross profit margin for our North America segment in the first nine months of 2020 increased to 52.2% compared to 51.1% in the first nine months of 2019.
North America R&D Expenses
R&D expenses relating to our North America segment in the first nine months of 2020 were $455 million, a decrease of 8%, compared to $497 million in the first nine months of 2019.
North America S&M Expenses
S&M expenses relating to our North America segment in the first nine months of 2020 were $755 million, flat compared to $756 million in the first nine months of 2019.
North America G&A Expenses
G&A expenses relating to our North America segment in the first nine months of 2020 were $325 million, a decrease of 5%, compared to $342 million in the first nine months of 2019.
North America Profit
Profit from our North America segment in the first nine months of 2020 was $1,682 million, an increase of 7%, compared to $1,566 million in the first nine months of 2019, mainly due to lower expenses and a change in mix of products, partially offset by lower revenues.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,520	100%	$3,611	100%
Gross profit	2,009	57.1%	2,066	57.2%
R&D expenses	180	5.1%	199	5.5%
S&M expenses	590	16.8%	637	17.6%
G&A expenses	184	5.2%	175	4.8%
Other (income) expense	(3)	§	(5)	§

Segment profit*	$1,058	30.1%	$1,060	29.4%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the first nine months of 2020 were $3,520 million, a decrease of 3% or $91 million, compared to the first nine months of 2019. In local currency terms, revenues decreased by 2%, compared to the first nine months of 2019, mainly due to a decrease in revenues from COPAXONE and oncology products due to price erosion. Revenues from generic products were flat, due to higher demand for certain products resulting from the
COVID-19
pandemic in the first quarter of 2020, new generic product launches in the first and second quarters of 2020 and reduced demand for certain products resulting from the
COVID-19
pandemic in the second and third quarters of 2020.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$2,593	$2,599
COPAXONE	294	327
Respiratory products	263	267
AJOVY	17	1
Other	352	416

Total	$3,520	$3,611

Europe Gross Profit
Gross profit from our Europe segment in the first nine months of 2020 was $2,009 million, a decrease of 3% compared to $2,066 million in the first nine months of 2019.
Gross profit margin for our Europe segment in the first nine months of 2020 decreased to 57.1% compared to 57.2% in the first nine months of 2019.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the first nine months of 2020 were $180 million, a decrease of 10% compared to $199 million in the first nine months of 2019.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the first nine months of 2020 were $590 million, a decrease of 7% compared to $637 million in the first nine months of 2019.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the first nine months of 2020 were $184 million, an increase of 5% compared to $175 million in the first nine months of 2019.
Europe Profit
Profit from our Europe segment in the first nine months of 2020 was $1,058 million, flat compared to the first nine months of 2019, mainly due to lower revenues, offset by lower expenses, as discussed above.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020		2019**
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,582	100%	$1,668	100%
Gross profit	828	52.3%	877	52.6%
R&D expenses	51	3.3%	66	4.0%
S&M expenses	312	19.7%	348	20.9%
G&A expenses	96	6.1%	102	6.1%
Other (income) expense	(10)	(0.6%)	(2)	§

Segment profit*	$378	23.9%	$363	21.7%

§	Represents an amount less than 0.5%.
*	Segment profit does not include amortization and certain other items.
**
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements.

International Markets Revenues
Our International Markets segment includes all countries other than those in our North America and Europe segments. Revenues from our International Markets segment in the first nine months of 2020 were $1,582 million, a decrease of $86 million, or 5%, compared to the first nine months of 2019. In local currency terms, revenues decreased by 2% compared to the first nine months of 2019, mainly due to lower sales in Japan and loss of revenues from the sale of certain assets in the Israeli market, partially offset by increased revenues in other markets. Revenues in the first nine months of 2020 were also impacted by higher demand for certain products resulting from the
COVID-19
pandemic in the first quarter of 2020 and reduced demand for certain products resulting from the impact of the
COVID-19
pandemic in the second and third quarters of 2020. The revenues in the first nine months of 2020 included $25 million from a positive hedging impact, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
	(U.S. $ in millions)
Generic products	$1,304	$1,404
COPAXONE	38	46
Other	241	218

Total	$1,582	$1,668

*
The data presented for prior periods have been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

International Markets Gross Profit
Gross profit from our International Markets segment in the first nine months of 2020 was $828 million, a decrease of 6% compared to $877 million in the first nine months of 2019.
Gross profit margin for our International Markets segment in the first nine months of 2020 decreased to 52.3%, compared to 52.6% in the first nine months of 2019.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the first nine months of 2020 were $51 million, a decrease of 23% compared to $66 million in the first nine months of 2019.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the first nine months of 2020 were $312 million, a decrease of 10% compared to $348 million in the first nine months of 2019.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the first nine months of 2020 were $96 million, a decrease of 5% compared to $102 million in the first nine months of 2019.
International Markets Profit
Profit from our International Markets segment in the first nine months of 2020 was $378 million, an increase of 4%, compared to $363 million in the first nine months of 2019. This increase was mainly due to lower expenses and a positive hedging impact, partially offset by lower revenues, as discussed above.
Other Activities
Our revenues from other activities in the first nine months of 2020 decreased by 2% to $957 million, compared to the first nine months of 2019. In local currency terms, revenues decreased by 1%.
API sales to third parties in the first nine months of 2020 were $564 million, flat compared to the first nine months of 2019 in both U.S dollar and local currency terms.
Teva Consolidated Results
Revenues
Revenues in the first nine months of 2020 were $12,206 million, a decrease of 2%, or 1% in local currency terms, compared to the first nine months of 2019.
Exchange rate movements during the first nine months of 2020, including hedging effects, negatively impacted revenues by $68 million, compared to the first nine months of 2019. See note 8d to our consolidated financial statements.
Gross Profit
Gross profit in the first nine months of 2020 was $5,678 million, an increase of 2% compared to the first nine months of 2019.
Gross profit margin was 46.5% in the first nine months of 2020, compared to 44.9% in the first nine months of 2019.

Research and Development (R&D) Expenses
R&D expenses in the first nine months of 2020 were $704 million, a decrease of 9% compared to the first nine months of 2019, mainly due to the life cycle and stage of various projects, partially offset by an upfront payment made in the third quarter of 2020.
R&D expenses as a percentage of revenues were 5.8% in the first nine months of 2020, compared to 6.3% in the first nine months of 2019.
Selling and Marketing (S&M) Expenses
S&M expenses in the first nine months of 2020 were $1,815 million, a decrease of 5% compared to the first nine months of 2019. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”
S&M expenses as a percentage of revenues were 14.9% in the first nine months of 2020, compared to 15.4% in the first nine months of 2019.
General and Administrative (G&A) Expenses
G&A expenses in the first nine months of 2020 were $846 million, a decrease of 3% compared to the first nine months of 2019.
G&A expenses as a percentage of revenues were 6.9% in the first nine months of 2020, compared to 7.0% in the first nine months of 2019.
Intangible Asset Impairments
We recorded expenses of $1,278 million for identifiable intangible asset impairments, in the first nine months of 2020, compared to expenses of $1,206 million in the first nine months of 2019. See note 5 to our consolidated financial statements.
Goodwill Impairment
We recorded a goodwill impairment charge of $4,628 million related to our North America reporting unit in the first nine months of 2020. See note 6 to our consolidated financial statements.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $404 million for other asset impairments, restructuring and other items in the first nine months of 2020, compared to expenses of $263 million in the first nine months of 2019. See note 12 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In the first nine months of 2020, we recorded expenses of $10 million in legal settlements and loss contingencies, compared to expenses of $1,171 million in the first nine months of 2019. The expense in the first nine months of 2020 was mainly related to an increase of a reserve for certain legal expenses and settlement contributions related to product liability claims in the United States and settling in part antitrust claims challenging a patent settlement agreement, partially offset by proceeds received following a settlement of the FCPA derivative proceedings in Israel and settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics). The expense in the first nine months of 2019 was mainly related to an estimated settlement provision recorded in connection with the opioid cases.
Other Income
Other income in the first nine months of 2020 was $30 million, compared to $29 million in the first nine months of 2019.
Other income as a percentage of revenues was 0.2% in the first nine months of both 2020 and 2019.
Operating Income (Loss)
Operating loss was $3,978 million in the first nine months of 2020, compared to operating loss of $591 million in the first nine months of 2019.
Operating loss as a percentage of revenues was 32.6% in the first nine months of 2020, compared to operating loss as a percentage of revenues of 4.8% in the first nine months of 2019.
Financial Expenses, Net
Financial expenses were $565 million in the first nine months of 2020, compared to $635 million in the first nine months of 2019. Financial expenses in the first nine months of 2020 were mainly comprised of interest expenses of $722 million, partially offset by gains on revaluations of marketable securities of $118 million (see note 16 to our consolidated financial statements) as well as a gain of $27 million resulting from our hedging and derivatives activities. Financial expenses in the first nine months of 2019 were mainly comprised of interest expenses of $672 million, partially offset by interest income of $36 million.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
	(U.S. $ in millions)
North America profit	$1,682	$1,566
Europe profit	1,058	1,060
International Markets profit	378	363

Total reportable segments profit	3,118	2,989
Profit (loss) of other activities	130	92

Total segments profit	3,248	3,081
Amounts not allocated to segments:
Amortization	758	823
Other asset impairments, restructuring and other items	404	263
Intangible asset impairments	1,278	1,206
Goodwill impairment	4,628	—
Legal settlements and loss contingencies	10	1,171
Other unallocated amounts	148	209

Consolidated operating income (loss)	(3,978)	(591)

Financial expenses, net	565	635

Consolidated income (loss) before income taxes	$(4,543)	$(1,226)

Tax Rate
In the first nine months of 2020, we recognized a tax benefit of $147 million, on pre-tax
loss of $4,543 million. In the first nine months of 2019, we recognized a tax benefit of $159 million, on pre-tax
loss of $1,226 million. Our tax rate for the first nine months of 2020 was mainly affected by the goodwill impairment charge that does not have a corresponding tax effect and other changes to tax positions and deductions.
Share in (Profits) Losses of Associated Companies, Net
Share in profits of associated companies, net in the first nine months of 2020 was $135 million, compared to share in losses of associated companies, net of $8 million in the first nine months of 2019. Our share in profits of associated companies, net in the first nine months of 2020 was mainly due to a gain of $134 million reflecting the difference between the book value of our investment in American Well Corporation and its fair value as of the date it completed its initial public offering in September 2020 (see note 16 to our consolidated financial statements).
Net Income (Loss) Attributable to Teva
Net loss was $4,140 million in the first nine months of 2020, compared to net loss of $1,108 million in the first nine months of 2019.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the nine months ended September 30, 2020 and 2019 was 1,095 million and 1,091 million shares, respectively.
In computing diluted loss per share for the nine months ended September 30, 2020 and September 30, 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Diluted loss per share was $3.78 in the first nine months of 2020, compared to diluted loss per share of $1.02 in the first nine months of 2019.
Impact of Currency Fluctuations on Results of Operations
In the first nine months of 2020, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, Israeli shekel, Canadian dollar and Russian ruble) impact our results. During the first nine months of 2020, the following main currencies relevant to our operations decreased in value against the U.S. dollar: Argentinian peso by 34%, Brazilian real by 23%, Turkish lira by 16%, Chilean peso by 15%, Mexican peso by 12% and Russian ruble by 8% (all compared on a nine-month average basis). The following main currencies relevant to our operations increased in value against the U.S. dollar: Swiss franc by 5%, new Israeli shekel by 3% and Japanese yen by 1%.
As a result, exchange rate movements during the first nine months of 2020 negatively impacted overall revenues by $68 million and our operating loss by $28 million, in comparison to the first nine months of 2019. In the first nine months of 2020, the positive hedging impact recognized under revenues was $36 million, partially offset by a positive impact of $3 million recognized under cost of sales, in comparison to the first nine months of 2019. Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.
Liquidity and Capital Resources
Total balance sheet assets were $49,737 million as of September 30, 2020, compared to $54,991 million as of June 30, 2020.
Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was $223 million as of September 30, 2020, compared to $209 million as of June 30, 2020.
Cash investment in property, plant and equipment in the third quarter of 2020 was $143 million, compared to $131 million in the second quarter of 2020. Depreciation in the third quarter of 2020 was $130 million, compared to $134 million in the second quarter of 2020.
Cash and cash equivalents and short-term and long-term investments as of September 30, 2020 were $2,155 million, compared to $2,431 million as of June 30, 2020. The decrease in the third quarter of 2020 was mainly due to repayment at maturity of our €1,010 million 0.375% senior notes.
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
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit is 5.75x in the third and fourth quarters of 2020 and declines to 5.50x in the first and second quarters of 2021, and continues to gradually decline over the remaining term of the RCF.
The RCF can be used for general corporate purposes, including repaying existing debt. As of September 30, 2020, €100 million was outstanding under the RCF. As of the date of this Quarterly Report on Form
10-Q,
€270 million was outstanding under the RCF. Based on current and forecasted results, we expect that we will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
Debt Balance and Movements
As of September 30, 2020, our debt was $25,621 million, compared to $26,266 million as of June 30, 2020. This decrease was mainly due to the repayment at maturity of our €1,010 million 0.375% senior notes in July 2020, partially offset by exchange rate fluctuations.
In March 2020, we repaid at maturity our $700 million 2.25% senior notes.
In July 2020, we repaid at maturity our €1,010 million 0.375% senior notes.

During the third quarter of 2020, we borrowed €200 million under our RCF and repaid €100 million of such borrowings. As of September 30, 2020, €100 million were outstanding under the RCF. As of the date of this Quarterly Report on Form
10-Q,
€270 million were outstanding under the RCF.
Our debt as of September 30, 2020 was effectively denominated in the following currencies: 65% in U.S. dollars, 32% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of September 30, 2020 was 8%, compared to 6% as of June 30, 2020.
Our financial leverage was 71% as of September 30, 2020, compared to 64% as of June 30, 2020.
Our average debt maturity was approximately 6.0 years as of September 30, 2020, compared to 6.1 years as of June 30, 2020.
Total Equity
Total equity was $10,592 million as of September 30, 2020, compared to $14,824 million as of June 30, 2020. This decrease was mainly due to net loss of $4,340 million, primarily due to the goodwill impairment charge recorded in the third quarter of 2020.
Exchange rate fluctuations affected our balance sheet, as approximately 54% of our net assets in the third quarter of 2020 (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to June 30, 2020, changes in currency rates had a positive impact of $70 million on our equity as of September 30, 2020, mainly due to the changes in value against the U.S. dollar of: the Russian ruble by 13%, the British pound by 4%, the Croatian kuna by 2%, the Mexican peso by 3%, the Canadian dollar by 2%, the Polish zloty by 3%, the Chilean peso by 4% and the euro by 4%. All comparisons are on a quarter-end
to
quarter-end
basis.
Cash Flow
We seek to continually improve the efficiency of our working capital management. From time to time, as part of our cash management activities, we may make decisions in our commercial and supply chain activities which may drive an acceleration of receivable payments from customers or deceleration of payments to vendors, having the effect of increasing or decreasing cash from operations in an individual period. Such decisions had no material impact on our nine month operating cash flow measurement, but may impact quarter-to-quarter
results.
Cash flow generated from operating activities during the third quarter of 2020 was $307 million, compared to $325 million in the third quarter of 2019. The decrease in the third quarter of 2020 was mainly due to an increase in inventory during the third quarter of 2020, compared to a decrease in inventory in the third quarter of 2019.
During the third quarter of 2020, we generated free cash flow of $506 million, which we define as comprising $307 million in cash flow generated from operating activities, $333 million in beneficial interest collected in exchange for securitized accounts receivables and $9 million in proceeds from sale of property, plant and equipment, partially offset by $143 million in cash used for capital investment. During the third quarter of 2019, we generated free cash flow of $551 million, comprising $325 million in cash flow used in operating activities, $362 million in beneficial interest collected in exchange for securitized accounts receivables and $33 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $169 million in cash used for capital investment. The decrease in the third quarter of 2020 resulted mainly from lower cash flow generated from operating activities.
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
In August 2020, we entered into an exclusive partnership agreement with biopharmaceutical company Alvotech for the commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas. Under this agreement, Alvotech will be responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. The agreement includes an upfront payment payable by Teva, which was paid in the third quarter of 2020. Additional development and commercial milestone payments of up to $490 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of the biosimilars.
In September 2016, we entered into an agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. We paid Regeneron $250 million upfront and will share equally with Regeneron in the global commercial benefits of this product, as well as ongoing associated R&D costs of approximately $1.0 billion. Additional payments for achievement of development milestones in an aggregate amount of $120 million were paid during 2017 and 2018. The agreement stipulates additional development and commercial milestone payments of up to $2,230 million, as well as future royalties. For information regarding recent fasinumab phase 3 clinical trial results, see “—North America Segment —Product Launches and Pipeline” above.

In October 2016, we entered into an exclusive partnership with Celltrion to commercialize two of Celltrion’s biosimilar products in development for the U.S. and Canadian markets. We paid Celltrion $160 million, of which we received an aggregate credit of $60 million as of September 30, 2020. We share the profit from the commercialization of these products with Celltrion. These two products, TRUXIMA and HERZUMA, were approved by the FDA in November and December 2018, respectively, and were launched in the United States in November 2019 and March 2020, respectively.
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
non-GAAP
adjustments and the corresponding
non-GAAP
amounts for the applicable periods:

	Three Months Ended September 30, 2020
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement												Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Goodwill impairment	Impairment of long lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items	Other items	Corresponding tax effect
Cost of sales	2,126	221						6	7		(2)			1,894
R&D expenses	258					21			5					233
S&M expenses	605	31							8					566
G&A expenses	279								10					269
Other (income) expense	(8)													(8)
Legal settlements and loss contingencies	21		21											—
Other assets impairments, restructuring and other items	(98)				56		9			(179)	15			—
Intangible assets impairments	509				509									—
Goodwill impairment	4,628			4,628										—
Financial expenses, net	117											(124)		241
Income taxes	16												(117)	133
Share in losses of associated companies – net	(136)											(134)		(1)
Net income (loss) attributable to non-controlling interests	10											(6)		15

Total reconciled items		251	21	4,628	565	21	9	6	30	(179)	14	(264)	(117)

EPS - Basic	(3.97)												4.55	0.58
EPS - Diluted	(3.97)												4.55	0.58
The
non-GAAP
diluted weighted average number of shares was 1,100 million for the three months ended September 30, 2020.

	Three Months Ended September 30, 2019
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement											Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non- GAAP items	Other items	Corresponding tax effect
Cost of sales*	2,264	220				11	7			35			1,990
R&D expenses	240						5			(7)			242
S&M expenses	595	35					9						551
G&A expenses	285						14			1			270
Other (income) expense	(14)								(3)				(11)
Legal settlements and loss contingencies	468		468										—
Other assets impairments, restructuring and other items	160			28	61			51		21			—
Intangible assets impairments	177			177									—
Financial expenses, net	211										3		208
Income taxes	11											(172)	183
Share in losses of associated companies – net	4												4
Net income (loss) attributable to non-controlling interests	7										(12)		19

Total reconciled items		255	468	204	61	11	35	51	(3)	51	(9)	(172)

EPS - Basic	(0.29)											0.87	0.58
EPS - Diluted	(0.29)											0.87	0.58
The non-GAAP diluted weighted average number of shares was 1,093 million for the three months ended September 30, 2019.

*
The data presented for prior periods has been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

	Nine Months Ended September 30, 2020
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement											Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Goodwill impairment	Impairment of long- lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non GAAP items	Other items	Corresponding tax effect
Cost of sales	6,528	663					17	19		30			5,799
R&D expenses	704							14		3			687
S&M expenses	1,815	95						25					1,695
G&A expenses	846							31		12			803
Other (income) expense	(30)									(3)			(27)
Legal settlements and loss contingencies	10		10										—
Other assets impairments, restructuring and other items	404				408	82			(96)	10			—
Intangible assets impairment	1,278				1,278								—
Goodwill impairment	4,628			4,628									—
Financial expenses, net	565										(118)		683
Income taxes	(147)											(583)	436
Share in losses of associated companies – net	(135)										(134)		(1)
Net income (loss) attributable to non-controlling interests	(121)										(174)		53

Total reconciled items		758	10	4,628	1,686	82	17	90	(96)	52	(427)	(583)

EPS - Basic	(3.78)											5.68	1.90
EPS - Diluted	(3.78)											5.67	1.89
The
non-GAAP
diluted weighted average number of shares was 1,099 million for the nine months ended September 30, 2020.

	Nine months ended September 30, 2019
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement													Non- GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long- lived assets	Acquisition, integration and related expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non GAAP items	Other items	Corresponding tax effect	Unusual tax item*
Cost of sales**	6,841	717					28	21			96				5,978
R&D expenses	778							17			(7)				768
S&M expenses	1,908	105						29							1,774
G&A expenses	873							37							836
Other (income) expense	(29)									(12)					(17)
Legal settlements and loss contingencies	1,171		1,171												—
Other assets impairments, restructuring and other items	263			96	2	140			4		22				—
Intangible assets impairment	1,206			1,206											—
Financial expenses, net	635											9			626
Income taxes	(159)												(662)	61	442
Share in losses of associated companies – net	8														8
Net income (loss) attributable to non-controlling interests	33											(28)			61

Total reconciled items		823	1,171	1,302	2	140	28	104	4	(12)	111	(19)	(662)	61

EPS - Basic	(1.02)													2.80	1.78
EPS - Diluted	(1.02)													2.80	1.78
The
non-GAAP
diluted weighted average number of shares was 1,093 million for the nine months ended September 30, 2019.

*	Interest disallowance as a result of the U.S Tax Cuts and Jobs Act.
**
The data presented for prior periods has been revised to reflect a revision in the presentation of net revenues and cost of sales in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

Non-GAAP
Tax Rate
Non-GAAP
income taxes for the third quarter of 2020 were $133 million or 17%, on pre-tax
non-GAAP
income of $784 million.
Non-GAAP
income taxes for the third quarter of 2019 were $183 million, or 22%, on pre-tax
non-GAAP
income of $843 million. Our
non-GAAP
tax rate for the third quarter of 2020 was mainly affected by the mix of products we sold and other changes to tax positions and deductions.
Non-GAAP
income taxes for the first nine months of 2020 were $436 million, or 17%, on pre-tax
non-GAAP
income of $2,565 million.
Non-GAAP
income taxes in the first nine months of 2019 were $442 million, or 18%, on pre-tax
non-GAAP
income of $2,454 million.
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
After evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

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
At present, we are not experiencing significant impacts or delays from the
COVID-19
pandemic on our business operations. We have experienced immaterial delays in clinical trials due to cessation or slow-downs of recruitment for patient studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. In addition, we experienced reduced demand for certain products in the second and third quarters of 2020, resulting from the impact of the
COVID-19
pandemic. As we expect to be able to continue our operations and to satisfy the demand for our products, while protecting the health and safety of our employees and customers, the uncertainty surrounding the severity and continued spread of the coronavirus, including the severity of a “second wave” or other additional periods of increases or spikes in the number of
COVID-19
cases in areas in which we operate, may result in a period of business disruption. The
COVID-19
pandemic may impact our operations, including potential delays in supply and manufacturing or material interruptions to supply chains, clinical trials and pre-commercial
launch activities and regulatory reviews and approvals. The
COVID-19
pandemic may also affect our employees as well as employees and operations at third-party manufacturers or suppliers that may result in delays or disruptions in manufacturing and supply. Any
COVID-19
related disruption could have a material adverse impact on our business and our results of operation and financial condition. Changes in patient behavior resulting in less visits to physicians and medical facilities, or increased layoffs in the U.S. employment market, which may affect healthcare benefits coverage, may cause a decline or slower growth in the number of patients diagnosed with diseases for which we produce treatments, and as a result, our revenues could be adversely affected. In addition, a recession or market correction resulting from the spread of
COVID-19
could materially affect our business and the value of our shares.
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
We have taken precautionary measures, and may take additional measures, intended to minimize the risk of the
COVID-19
pandemic to our employees and operations. The extent of the impact of the
COVID-19
pandemic on our operational and financial performance, including our ability to execute our business strategies in the expected time frame or at all, will depend on future developments, such as the duration and spread of the
COVID-19
pandemic and related restrictions and implications, all of which are uncertain and cannot be predicted.
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
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended September 30, 2020.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended September 30, 2020 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1	Teva Pharmaceutical Industries Limited 2020 Long-Term Equity-Based Incentive Plan (1)

10.2	Form Award Agreement under Teva’s 2020 Long-Term Equity-Based Incentive Plan *

10.3	Teva Pharmaceutical Industries Limited Israeli Subplan of Teva’s 2020 Long-Term Equity-Based Incentive Plan *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 22, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: November 5, 2020	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)