Form 10-K
period 2020-12-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2021-02-10
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
+972 (3)
914-8213
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one Ordinary Share	TEVA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates
of the registrant, computed by reference to the closing price at which the American Depositary Shares were last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), was approximately $11.83 billion. Teva Pharmaceutical Industries Limited has no non-voting
common equity. For purpose of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s common equity at June 30, 2020.
As of December 31, 2020, the registrant had 1,096,511,852 ordinary shares outstanding.
Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRODUCTION AND USE OF CERTAIN TERMS
Unless otherwise indicated, all references to the “Company,” “we,” “our” and “Teva” refer to Teva Pharmaceutical Industries Limited and its subsidiaries, and references to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. References to “ADS(s)” are to Teva’s American Depositary Share(s). References to “MS” are to multiple sclerosis. Market data, including both sales and share data, is based on information provided by IQVIA, a provider of market research to the pharmaceutical industry, unless otherwise stated. References to “R&D” are to Research and Development, references to “IPR&D” are to in-process
R&D, references to “S&M” are to Selling and Marketing and references to “G&A” are to General and Administrative. Some amounts in this report may not add up due to rounding. All percentages have been calculated using unrounded amounts. This report on Form
10-K
contains many of the trademarks and trade names used by Teva in the United States and internationally to distinguish its products and services. Any third-party trademarks mentioned in this report are the property of their respective owners.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
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

•
our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; consolidation of our customer base and commercial alliances among our customers; delays in launches of new generic products; the increase in the number of competitors targeting generic opportunities and seeking U.S. market exclusivity for generic versions of significant products; our ability to develop and commercialize biopharmaceutical products; competition for our specialty products, including AUSTEDO
®
, AJOVY
®
and COPAXONE
®
; our ability to achieve expected results from investments in our product pipeline; our ability to develop and commercialize additional pharmaceutical products; and the effectiveness of our patents and other measures to protect our intellectual property rights;

•
our substantial indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments, may result in a further downgrade of our credit ratings; and our inability to raise debt or borrow funds in amounts or on terms that are favorable to us;

•
our business and operations in general, including: uncertainty regarding the magnitude, duration, and geographic reach of the
COVID-19
pandemic and its impact on our business, financial condition, operations, cash flows, and liquidity and on the economy in general; our ability to successfully execute and maintain the activities and efforts related to the measures we have taken or may take in response to the
COVID-19
pandemic and associated costs therewith; effectiveness of our optimization efforts; our ability to attract, hire and retain highly skilled personnel; manufacturing or quality control problems; interruptions in our supply chain; disruptions of information technology systems; breaches of our data security; variations in intellectual property laws; challenges associated with conducting business globally, including political or economic instability, major hostilities or terrorism; costs and delays resulting from the extensive pharmaceutical regulation to which we are subject or delays in governmental processing time due to travel and work restrictions caused by the
COVID-19
pandemic;

the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; significant sales to a limited number of customers; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets;

•
compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory environments; increased legal and regulatory action in connection with public concern over the abuse of opioid medications and our ability to reach a final resolution of the remaining opioid-related litigation; scrutiny from competition and pricing authorities around the world, including our ability to successfully defend against the U.S. Department of Justice (“DOJ”) criminal charges of Sherman Act violations; potential liability for patent infringement; product liability claims; failure to comply with complex Medicare and Medicaid reporting and payment obligations; compliance with anti-corruption sanctions and trade control laws; and environmental risks;

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
North America
Our North America segment includes the United States and Canada.
We are the leading generic pharmaceutical company in the United States. We market over 500 generic prescription products in more than 1,500 dosage strengths, packaging sizes and forms, including oral solid dosage forms, injectable products, inhaled products, liquids, ointments and creams. Most of our generic sales in the United States are made to retail drug chains, mail order distributors and wholesalers.
Our wholesale and retail selling efforts are supported by participation in key pharmaceutical conferences as well as focused advertising in professional journals and on leading pharmacy websites. We continue to strengthen consumer awareness of the benefits of generic medicines through partnerships and digital marketing programs.
Our specialty portfolio in North America focuses on three main areas: central nervous system (“CNS”) and pain, respiratory and oncology.
Our CNS portfolio includes AJOVY
®
for the preventive treatment of migraine in adults, AUSTEDO
®
for the treatment of neurodegenerative and movement disorders – chorea associated with Huntington disease and tardive dyskinesia and COPAXONE
®
, which is still among the leading products for the treatment of multiple sclerosis (“MS”) in North America since it launched nearly 25 years ago.
We are committed to maintaining a leading presence in the respiratory market by delivering a range of medicines for the treatment of asthma and chronic obstructive pulmonary disease (“COPD”), including ProAir
®
, QVAR
®
and our newly launched digital inhaler portfolio.
We maintain a meaningful presence in oncology medicines, including both specialty and generic medicines (including biosimilars). In 2019, we launched TRUXIMA
®
, our first oncology biosimilar product in the United States. BENDEKA
®
is a liquid,
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
We are the leading generic pharmaceutical company in Europe. We are among the top three generic pharmaceutical companies in a number of European Union markets, including some of the largest markets in the European Union. No single country in Europe represents more than 25% of our total European generic revenues, and therefore we are not highly dependent on any single country that could be affected by pricing reforms or changes in regulations and public policy.
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
Our OTC portfolio in Europe includes global brands such as SUDOCREM
®
as well as local and regional brands such as NasenDuo
®
in Germany and Flegamina
®
in Poland.
Our specialty portfolio in Europe focuses on three main areas: CNS and pain (including migraine), respiratory and oncology. Our leading product, COPAXONE, continues to be among the leading products for the treatment of MS, though new treatments are being introduced to various markets in the European Union. AJOVY was granted EU marketing authorization in 2019 and, as of December 31, 2020, we have launched AJOVY in most European countries.
International Markets
Our International Markets segment includes all countries in which we operate other than those in our North America and Europe segments. These markets comprise more than 35 countries, covering a substantial portion of the global pharmaceutical market.
Our key international markets are Japan, Russia and Israel. In Japan, we operate a majority of our business through a business venture with Takeda Pharmaceutical Companies Limited (“Takeda”), in which we own a 51% stake and Takeda owns the remaining 49%. On February 1, 2021, we completed the sale of the majority of the generic and operational assets of our business venture in Japan. Countries in our International Markets segment include highly regulated, pure generic markets, such as Israel, branded generics oriented markets, such as Russia and certain Latin America markets, and hybrid markets, such as Japan. Each market’s strategy is built upon differentiation and filling the unmet needs of that market. Our integrated sales force enables us to extract synergies across our branded generic, OTC and specialty medicines product offerings and across various channels (e.g., retail, institutional).
Our specialty portfolio in our International Markets segment focuses on three main areas: CNS and pain, respiratory and oncology.
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
Between 2017 and 2019, we substantially optimized our global generics portfolio, particularly in the United States, through product discontinuation and price adjustments, with a focus on increasing profitability. This resulted in the restructuring and optimization of our manufacturing and supply network, including the closure or divestment of a significant number of manufacturing plants around the world. We are continuing our ongoing efforts to consolidate our manufacturing and supply network.
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
Biologic medicines are large and complex medicines produced by or made from living cells or organisms, often produced using cutting-edge biotechnological methods. Biosimilars are highly similar to the reference biologic, in both structure and function (e.g., pharmacodynamics, pharmacokinetics, safety, efficacy and immunogenicity) and, for any approved uses, have no clinically meaningful differences from the reference product in terms of safety, purity, and potency.

In November 2019 and February 2020, we launched TRUXIMA
®
(rituximab-abbs), a biosimilar to Rituxan
®
(rituximab), in the United States and in Canada, respectively. It is our first oncology biosimilar product in the United States and is the first rituximab biosimilar to be approved in the United States.
In January 2020 and March 2020, we launched HERZUMA
®
(trastuzumab-pkrb), a biosimilar to Herceptin
®
(trastuzumab), in Canada and the United States, respectively.
In November 2020, a Biologics License Application (“BLA”) was accepted for review by the FDA and a Marketing Authorization Application was accepted for review by the European Medicines Agency (“EMA”) for a proposed biosimilar to Humira
®
(adalimumab) that is under development by Alvotech. For further information regarding our partnership with Alvotech, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Alvotech Partnership.”
We have additional biosimilar products in development in various stages of clinical trials and regulatory review.
Specialty Medicines
Our specialty medicines business, which is focused on delivering innovative solutions to patients and providers via medicines, devices and services in key regions and markets around the world, includes our core therapeutic areas of CNS (with a strong emphasis on MS, neurodegenerative disorders, neuropsychiatry, movement disorders and pain care including migraine) and respiratory medicines (with a focus on asthma and COPD). We also have specialty products in oncology and selected other areas.
We deploy medical and sales and marketing professionals within specific therapeutic areas who seek to address the needs of patients and healthcare professionals. We tailor our patient support, payer relations and medical affairs activities to the distinct characteristics of each therapeutic area and medicine.
The U.S. market is the most significant market in our specialty business. In Europe and International Markets, we leverage existing synergies between our specialty business and our generics and OTC businesses. Our specialty presence in International Markets is mainly built on our CNS, pain, respiratory and oncology medicines.
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
Below is a description of our key specialty products:
CNS (including Movement Disorders, Pain and Migraine)
Our
CNS and pain
portfolio includes AUSTEDO for the treatment of tardive dyskinesia and chorea associated with Huntington disease, AJOVY for the preventive treatment of migraine and COPAXONE for the treatment of relapsing forms of MS.
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

•
AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in adults, which is a debilitating, often irreversible movement disorder caused by certain medications used to treat mental health or gastrointestinal conditions.

•
AUSTEDO launched in China for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in early 2021. We continue with additional submissions in various other countries around the world.

•
AUSTEDO is protected in the United States by five Orange Book patents expiring between 2031 and 2033 and in Europe by two patents expiring in 2029. The first date for expected generic ANDA filings on AUSTEDO is in April 2021.

AJOVY

•
AJOVY (fremanezumab-vfrm) injection is a fully humanized monoclonal antibody that binds to calcitonin gene-related peptide (“CGRP”) and it is indicated for the preventive treatment of migraine in adults. AJOVY was launched in the U.S. in 2018. AJOVY was approved in Canada in April 2020.

•
During 2019, AJOVY was granted a marketing authorization in the European Union by the EMA in a centralized process and began receiving marketing authorizations in various countries in our International Markets segment. By the end of 2020, we launched AJOVY in most European countries and in certain International Markets countries. We are moving forward with plans to launch in other countries around the world.

•
On January 27, 2020, the FDA approved an auto-injector device for AJOVY in the U.S., which became commercially available in April 2020. We have also received approval from the EMA for AJOVY’s auto-injector submission in the EU in October 2019, and we commenced launch in March 2020.

•
AJOVY is protected by patents expiring in 2026 in Europe and in 2027 in the United States. Applications for patent term extensions have been submitted in various markets around the world, and certain extensions in Europe and other countries have already been granted until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and will expire in 2035 and 2037. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity of 12 years from marketing approval in the United States and 10 years from marketing approval in Europe.

•
We have filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly then submitted IPR (inter partes review) petitions to the Patent Trial and Appeal Board, challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court was stayed pending resolution of the IPR petitions. On February 18, 2020, the Patent Trial and Appeal Board issued decisions on the first six IPRs, finding the six composition of matter patents invalid as being obvious. On April 21, 2020, we filed notices of appeal in connection with these decisions. On March 31, 2020 the Patent Trial and Appeal Board issued a decision upholding the three method of treatment patents and, on June 1, 2020, Lilly filed notices of appeal in connection with the decisions on these three patents. The litigation stay ended following the issuance of the most recent IPR decisions, and the parties are proceeding with the litigation. In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

COPAXONE

•
COPAXONE (glatiramer acetate injection) is one of the leading MS therapies in the United States (according to IQVIA data as of late 2020). COPAXONE is indicated for the treatment of patients with relapsing forms of MS (“RMS”), including the reduction of the frequency of relapses in relapsing-remitting multiple sclerosis (“RRMS”), including in patients who have experienced a first clinical episode and have MRI features consistent with MS.

•
COPAXONE is believed to have a unique mechanism of action that works with the immune system, unlike many therapies that are believed to rely on general immune suppression or cell sequestration to exert their effect. COPAXONE provides a proven mix of efficacy, safety and tolerability.

•
One European patent protecting COPAXONE 40 mg/mL was found invalid by the Board of Appeal of the European Patent Office in September 2020. Two additional patents expiring in 2030 are currently under opposition at the European Patent Office. In certain countries, Teva remains in litigation against generic companies on an additional COPAXONE 40 mg/mL patent that expires in 2030.

•
The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
.

Oncology
Our specialty
oncology
portfolio includes BENDEKA / TREANDA
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
Non-Hodgkin’s Lymphoma (“NHL”) that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. We launched BENDEKA in the United States in January 2016. It is a liquid, low-volume
(50 mL) and short-time
10-minute
infusion formulation of bendamustine hydrochloride that we licensed from Eagle.

•
BENDEKA faces direct competition from Belrapzo
®
(a
ready-to-dilute
bendamustine hydrochloride product from Eagle). Other competitors to BENDEKA include combination therapies such as
R-CHOP
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

•
In July 2018, Eagle prevailed in its suit against the FDA to obtain seven years of orphan drug exclusivity in the United States for BENDEKA. On March 13, 2020, this decision was upheld in the appellate court. As things currently stand, drug applications referencing BENDEKA, TREANDA or any other bendamustine product will not be approved by the FDA until the orphan drug exclusivity expires in December 2022. In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increased the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses.

•
There are 15 patents listed in the U.S. Orange Book for BENDEKA with expiry dates in 2026 and 2031. In September 2019, a patent infringement action against four of six ANDA filers for generic versions of BENDEKA was tried in the United States District Court for the District of Delaware. On April 27, 2020, the District Court upheld the validity of all of the asserted patents and found that all four ANDA filers infringe at least one of the patents. Three of the four ANDA filers have appealed the district court decision, but barring an adverse appellate decision, these ANDA filers should be enjoined until the patents expire in 2031. The litigation against the fifth ANDA filer was dismissed after the withdrawal of its patent challenge, and the case against the sixth ANDA filer is in the early stages of litigation.

•
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

•
In addition to the settlement with Eagle regarding its bendamustine 505(b)(2) NDA, between 2015 and 2020, we reached final settlements with 22 ANDA filers for generic versions of the lyophilized form of TREANDA and one 505(b)(2) NDA filer for a generic version of the liquid form of TREANDA, providing for the launch of generic versions of TREANDA prior to patent expiration.

Respiratory
Our
respiratory
portfolio includes our legacy products, ProAir and QVAR, as well as our new digital inhalers with built-in
sensors: ProAir
®
Digihaler
®
, AirDuo
®
Digihaler
®
and ArmonAir
®
Digihaler
®
. Our portfolio also includes BRALTUS
®
, CINQAIR
®
/CINQAERO
®
, DuoResp
®
Spiromax
®
and AirDuo
®
RespiClick
®
/ ArmonAir
®
RespiClick
®
.
We are committed to maintaining a leading presence in the respiratory market by delivering a range of medicines for the treatment of asthma and COPD. Our portfolio is centered on optimizing respiratory treatment for patients and healthcare providers through the development and commercialization of innovative delivery systems and therapies that help address unmet needs.
The key areas of focus for our respiratory R&D is the development of differentiated respiratory therapies for patients using innovative delivery systems to deliver chemical and biological therapies. Our device strategy is intended to result in “device consistency,” allowing physicians to choose the device that best matches a patient’s needs both in terms of ease of use and effectiveness of delivery of the prescribed molecule, and includes three main types of devices: (i) Digihaler, which captures and shares objective inhaler use data; (ii) a breath-actuated inhaler (“BAI”) used in QVAR RediHaler
®
; and (iii) RespiClick (U.S.) or Spiromax (EU), a novel inhalation-driven multi-dose dry powder inhaler (“MDPI”).
Our legacy products include ProAir and QVAR:

•
ProAir HFA
(albuterol sulfate) is an inhalation aerosol with dose counter and is indicated for patients four years of age and older for the treatment or prevention of bronchospasm with reversible obstructive airway disease and for the prevention of exercise-induced bronchospasm. ProAir HFA is among the leading quick relief inhalers in the United States. In January 2019, we launched our own ProAir authorized generic in the United States following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Generic versions of ProAir were launched in 2020.

•
ProAir RespiClick
(albuterol sulfate) inhalation powder is a breath-actuated, multi-dose, dry-powder,
short-acting beta-agonist inhaler for the treatment or prevention of bronchospasm with reversible obstructive airway disease and for the prevention of exercise-induced bronchospasm in patients four years of age and older.

•
QVAR
(beclomethasone dipropionate HFA) is indicated as a maintenance treatment for asthma as a prophylactic therapy in patients five years of age or older. QVAR is also indicated for asthma patients who require systemic corticosteroid administration, where adding QVAR may reduce or eliminate the need for systemic corticosteroids. Three generic manufacturers have filed ANDAs for the metered-dose inhaler (“MDI”) presentation of QVAR. We are currently asserting our patents against two of those ANDA filers in the New Jersey District Court. No trial date has been set for these pending lawsuits.

•	QVAR RediHaler (beclomethasone dipropionate HFA) inhalation aerosol, a BAI, is indicated for the maintenance treatment of asthma as a prophylactic therapy in patients four years of age and older.
Our Digihaler portfolio consists of ProAir Digihaler, ArmonAir Digihaler and AirDuo Digihaler that capture objective inhaler use data that may help health care professionals and patients make more informed treatment decisions that may improve health outcomes:

•
ProAir Digihaler
(albuterol sulfate 117 mcg) inhalation powder was launched in the U.S. in July 2020. It is the first and only digital rescue inhaler with built-in
sensors which connects to a companion mobile application and provides inhaler use information to people with asthma and COPD.

•
ArmonAir Digihaler
(fluticasone propionate MDPI U.S.) was launched in the U.S. in September 2020. It is a formulation of long acting inhaled corticosteroid (“ICS”) using our MDPI device, indicated for maintenance treatment of asthma as prophylactic therapy in patients 12 years of age and older.

•
AirDuo Digihaler
(fluticasone propionate and salmeterol inhalation powder) was launched in the U.S. in September 2020. It is the first and only digital maintenance inhaler with built-in
sensors which connects to a companion mobile application and provides inhaler use information to people with asthma.

Additional products in our respiratory portfolio include:

•	BRALTUS (tiotropium bromide) is a long-acting muscarinic antagonist, indicated for adult patients with COPD, delivered via the Zonda ® inhaler. It was launched in Europe in August 2016.

•
CINQAIR/CINQAERO
(reslizumab) injection is a humanized
interleukin-5
antagonist monoclonal antibody for
add-on
maintenance treatment of adult patients with severe asthma and with an eosinophilic phenotype. This biologic treatment was launched in the U.S. and in certain European countries in 2016 and in Canada in 2017.

•
AirDuo RespiClick
(fluticasone propionate and salmeterol inhalation powder) (and its authorized generic) is a combination of an inhaled corticosteroid and a long acting beta-agonist bronchodilator, approved in the United States for the treatment of asthma in patients aged 12 years and older who are uncontrolled on an ICS or whose disease severity clearly warrants the use of an ICS/long-acting beta2-adrenergic agonist combination.

Below is a description of key products in our specialty pipeline:

	Phase 2	Phase 3	Pre-Submission
Novel Biologics	Fremanezumab Fibromyalgia	Fremanezumab Additional indication

	TEV-48574 Respiratory	Fasinumab Osteoarthritic Pain (March 2016) (1)

TEV-53275 Respiratory
Small Molecules		Deutetrabenazine Dyskinesia in Cerebral Palsy (September 2019)	Risperidone LAI Schizophrenia (2)

Digital Respiratory			Digihaler ® (budesonide and formoterol fumarate dihydrate) (EU)

QVAR ® Digihaler ® (beclomethasone dipropionate HFA) (U.S.)

(1)
Developed in collaboration with Regeneron Pharmaceuticals, Inc. (“Regeneron”). Results for two phase 3 clinical trials, FACT OA1 and FACT OA2, were released on August 5, 2020, indicating that the co-primary
endpoints for fasinumab 1 mg monthly were achieved. Fasinumab 1 mg monthly demonstrated significant improvements in pain and physical function over placebo at week 16 and week 24, respectively. Fasinumab 1 mg monthly also showed nominally significant benefits in physical function in two trials and pain in one trial, when compared to the maximum
FDA-approved
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

(2)
In January 2021, we announced positive results for a phase 3 clinical trial designed to evaluate the efficacy of risperidone LAI. No new safety signals were identified that are inconsistent with the known safety profile of other risperidone formulations. The second phase 3 study evaluating long-term safety and tolerability is ongoing.

During 2020, development of the following projects was discontinued:

•	AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the U.S., which was being developed under a partnership agreement with Nuvelution Pharma, Inc.; and

•	fremanezumab (anti CGRP) for post-traumatic headache.

Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.
We produce approximately 350 APIs for our own use and for sale to third parties in many therapeutic areas. APIs used in pharmaceutical products are subject to regulatory oversight by health authorities. We utilize a variety of production technologies, including chemical synthesis, semi-synthetic fermentation, enzymatic synthesis, high potency manufacturing, plant extract technology and peptide synthesis. Our advanced technology and expertise in the field of solid state particle technology enable us to meet specifications for particle size distribution, bulk density, specific surface area and polymorphism, as well as other characteristics.
We provide contract manufacturing services related to products divested in connection with the sale of certain business lines, as well as other miscellaneous items. Our other activities are not included in our North America, Europe and International Markets segments described above.
Research and Development
Our R&D activities span the breadth of our business, including generic medicines (finished goods and API), biosimilars, specialty medicines and OTC medicines.
All of our R&D activities are concentrated under one global group with overall responsibility for generics, biosimilars and specialty, enabling better focus and efficiency.
A strong focus for Teva is the development of new generic medicines. We develop generic products for our North America, Europe and International Markets segments. Our focus is on developing complex formulations with complex technologies, which have higher barriers to entry. Generic R&D activities, which are carried out in development centers located around the world, include product formulation, analytical method development, stability testing, management of bioequivalence, bio-analytical
studies, other clinical studies and registration of generic drugs in all of the markets where we operate. We also operate several clinics where most of our bioequivalent studies are performed as well as most of our phase 1 studies for specialty and biosimilar products. We have more than 1,160 generic products in our pre-approved
global pipeline, which includes products in all stages of the approval process:
pre-submission,
post-submission and after tentative approval.
In addition, our generic R&D supports our OTC business in developing OTC products, as well as in overseeing the work performed by contract developers.
Our current R&D capabilities include solid oral dosage forms (such as tablets and capsules), inhalation, semi-solid and liquid formulations (such as ointments and creams), sterile formulations and other dosage forms, and delivery systems, such as matrix systems, special coating systems for sustained release products, orally disintegrating systems, sterile systems, such as vials, syringes, blow-fill-seal systems, long-acting release injectable, transdermal patches, oral thin film, drug device combinations and nasal delivery systems. In addition, we are in the process of developing multiple
AB-rated
respiratory programs and devices for our long active injectable pipeline.
We pursue biosimilar pipeline projects in other therapeutic and disease areas that leverage our global R&D and commercial areas of expertise. Biosimilar development activities, such as analytical method development, testing for analytical biosimilarity, pre-clinical
work, clinical studies and regulatory strategy, are conducted in Teva’s various global development sites.
Our specialty R&D product pipeline is focused on biologic and select small molecule products. Specialty development activities include preclinical assessment (including toxicology, pharmacokinetics, pharmacodynamics and pharmacology studies), clinical development (including pharmacology and the design, execution and analysis of global safety and efficacy trials), as well as regulatory strategy to deliver registration of our pipeline products. We develop novel specialty products in our core therapeutic and disease focus areas. We have CNS projects in areas such as migraine, pain, movement disorders/neurodegeneration and neuropsychiatry. Our respiratory projects are focused on asthma and COPD and include both novel compounds and delivery systems designed to address unmet patient needs.
Our API R&D division focuses on the development of processes for the manufacturing of APIs, including intermediates, chemicals and fermentation products, for both our generic and proprietary drugs. Our facilities include two large development centers in India and Croatia, focusing on synthetic products, and three centers with specific expertise: a center in Hungary specializing in fermentation and semi-synthetic products, a center in Israel for oligonucleotides and a center in the Czech Republic for high-potency APIs. Our substantial investment in API R&D generates a steady flow of API products, supporting the timely introduction of generic products to market in compliance with increasing regulatory requirements. The API R&D division also seeks methods to continuously reduce API production costs, enabling us to improve our cost structure.
While our focus is on internal growth that leverages our R&D capabilities, we have entered into, and expect to pursue, in-licensing,
acquisition and partnership opportunities to supplement and expand our existing specialty and biosimilar pipeline (e.g., the transactions with Celltrion, Regeneron and Alvotech). In parallel, we evaluate and expand the development scope of our existing R&D pipeline products as well as our existing products for submission in additional markets.
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
Pharmaceutical Production
We operate 46 finished dosage and packaging pharmaceutical plants in 22 countries. These plants manufacture solid dosage forms, sterile injectables, liquids, semi-solids, inhalers, transdermal patches and other medical devices. In 2020, we produced approximately 68 billion tablets and capsules and approximately 646 million sterile units.
Our primary manufacturing technologies, solid dosage forms, injectable and blow-fill-seal, are available in North America, Europe, Latin America, India and Israel. The manufacturing sites located in Israel, Germany, Hungary, Croatia, Bulgaria, India, Spain, Poland and the Czech Republic make up the majority of our production capacity.
We use several external contract manufacturers to achieve operational and cost benefits. We continue to strengthen our third party operations unit to strategically work with our supplier base in order to meet cost, supply security and quality targets on a sustainable basis in alignment with our global procurement organization.
Our policy is to maintain multiple supply sources for APIs to appropriately mitigate risk in our supply chain to the extent possible. However, our ability to do so may be limited by regulatory and other requirements.

Between 2017 and 2019, we closed or divested a significant number of manufacturing plants in the United States, Europe, Israel and Japan in connection with a restructuring plan. We are continuing our ongoing efforts to consolidate our manufacturing and supply network.
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
We currently have 15 API production facilities, producing approximately 350 APIs in various therapeutic areas. Our API intellectual property portfolio includes hundreds of granted patents and pending applications worldwide.
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
Environment, Health and Safety
We are committed to business practices that promote socially and environmentally responsible economic growth. During 2020, we continued to make significant progress on our multi-year plan towards our long-term environment, health and safety (“EHS”) goal referred to as “Target Zero”: zero incidents, zero injuries and zero releases. Among other things, in 2020, we:

•
continued the implementation of our global EHS management system, which promotes proactive compliance with applicable EHS requirements, establishes EHS standards throughout our global operations and helps drive continuous improvement in our EHS performance;

•	provided EHS regulatory monitoring tools in all countries where we have significant operations; and

•	proactively evaluated EHS compliance through self-evaluation and an internal and external audit program, addressing non-conformities through appropriate corrective and preventative action.
Please see the section entitled “Environmental Sustainability” from our Teva 2019 ESG Progress Report (which is located on our website) for more detailed information regarding our environmental goals. Nothing on our website, including our 2019 ESG Progress Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the Securities and Exchange Commission.
Quality
We are committed not only to complying with quality requirements but to developing and leveraging quality as a competitive advantage. In 2020, we successfully completed numerous inspections by various regulatory agencies of our finished dosage pharmaceutical and API plants and we actively engaged in discussions with authorities to mitigate drug shortages and participated in several industry-wide task forces. We continue to focus on maintaining a solid and sustainable quality compliance foundation, as well as making quality a priority to foster continuous compliance. We seek to ensure that quality is an embedded part of our corporate culture and is reflected in all of our daily operations, delivering reliable and high quality products.
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
In the United States, we are subject to competition in the generic drug market from domestic and international generic drug manufacturers and brand-name pharmaceutical companies through introduction of next-generation medicines, authorized generics, existing brand equivalents and manufacturers of therapeutically similar drugs. An increase in FDA approvals for existing generic products is increasing the competition on our base generic products. Price competition from additional generic versions of the same product typically results in margin pressures, which is causing some generics companies to increase focus on portfolio efficiency.
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

The biosimilars business is also highly competitive and continues to evolve as intellectual property protections for biological products continue to expire in the United States. While we believe that our biologics knowledge and experience provide us with competitive advantages, we anticipate significant competition in the biosimilar space. Risks related to commercialization of our prospective biosimilars include the number of competitors, potential for steeper than anticipated price erosion, and intellectual property challenges that may impact timely commercialization. There is also a risk of lower or slower uptake due to various factors that may differ among biosimilars such as competitive practices, physician hesitancy to prescribe biosimilars for certain therapeutic areas, and level of financial incentives (payer or government). We anticipate that the downward pressure on uptake may ease in the future as physicians and payers become increasingly aware of the benefits of biosimilars and more comfortable prescribing them.
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
Human Capital Management
Our People
Our employees are the heart of our Company. In the highly competitive pharmaceutical industry, it is imperative that we attract, develop and retain top talent on an ongoing basis. To do this, we seek to make Teva an inclusive, diverse and safe workplace, with meaningful compensation, benefits and wellness programs, and offering training and leadership development programs that foster career growth.
Our Human Resources and Compensation Committee, Compliance Committee and Board play key roles in overseeing culture and talent at Teva and devote time throughout the year to human capital strategy and execution in such areas as: inclusion and diversity, Company culture, employee engagement, training and development, recruiting and turnover, leadership development and succession planning. Management regularly updates the Board on internal metrics in these areas.
Employees
As of December 31, 2020, Teva’s work force consisted of 40,216 employees. As a global company, we have employees in 60 countries around the world, representing a wide range of nationalities. In certain countries, we are party to collective bargaining agreements with certain groups of employees.
The following table presents our workforce headcount by employment type:

	December 31,
	2020	2019	2018
Full-time	37,100	38,130	40,556
Part-time	1,272	1,158	621
Contractor	1,844	1,497	1,756
Total	40,216	40,785	42,933
Total full time equivalent	39,717	40,039	42,535

The following table presents our workforce headcount by geographic area (excluding contractors):

	December 31,
	2020	2019	2018
North America	6,918	7,336	7,752
Europe	18,569	18,207	19,004
International Markets (excluding Israel)	9,210	9,408	9,579
Israel	3,675	4,337	4,843
Total (excluding contractors)	38,372	39,288	41,177
Inclusion and Diversity
Inclusion and diversity are essential to our ability to innovate and grow our business. It is our desire to create and sustain an inclusive and diverse work environment.
Employees identifying as female represent 45% of our global employee population, 47% of managers, and 23% of top executives, as of December 31, 2020.
We seek to underscore our inclusive and diverse culture through employee resource groups and training, among other things. For instance, in the U.S., the Teva Inclusion Network is made up of nine employee resource groups (“ERGs”), which have a key role in creating a culture of inclusion and bring together employees with shared characteristics and life experiences to foster opportunities for networking, mentoring, collaboration, community outreach, career development, leadership training and cultural exchanges. Currently, our ERGs include groups for women, men, African Americans, Hispanics/Latinos, Asian Americans, employees with disabilities, military veterans, pride and parenting stages. We also train and offer educational resources to our employees on unconscious bias.
Health and Safety
We believe that every person has the right to a safe and healthy work environment, and we believe all injuries, illnesses and safety incidents are preventable. We aspire toward Target Zero: Zero Incidents, Zero Injuries and Zero Releases (spills and accidental discharges). We also ensure our employees are properly trained on the safety precautions implemented across our Company.
Since the start of the
COVID-19
pandemic, we have operated conscientiously, focusing on the health, safety and well-being of our employees as a top priority. We have reduced the number of employees in our facilities to enable social distancing by introducing virtual solutions and flexible work arrangements. We adhere to PPE and hygiene instructions to protect our people, their families and the communities where we operate and live. We handle suspected and confirmed
COVID-19
cases with the highest safety measures and with full respect for our employees’ privacy.
Employee Career Growth, Training and Development
We invest in employee career growth and development at Teva in order to remain competitive in our industry. Our programs also benefit employees individually by providing them with the resources they need to enhance their professional and management abilities, develop leadership skills and achieve their career aspirations.
We maintain a range of learning resources to support employees of all levels in developing skills and contributing to Teva’s strategy, ultimately driving business performance. Much of our employee training is in-role,
amplified by global online training and locally-tailored training modules to meet different challenges, help gain new leadership and essential skills and ensure compliance with our policies.

In order to measure our success at promoting talent from inside our organization, we track the proportion of positions filled with internal candidates and other related statistics.
To continue our employee training and development during the
COVID-19
pandemic, many of our
in-person
programs have been modified to be virtual. In addition, we equipped our managers with information and tools on effective management in times of disruption and provided employees with online resources to address the challenges of working remotely, including with respect to maintaining their well-being.
Compensation, Benefits and Wellness
Our commitment to our employees starts with compensation and benefit programs that show how we value their contributions by providing a full complement of competitive compensation, health and retirement programs for them and their families. In addition to salaries, we offer variable pay in the form of bonuses and stock-based compensation for eligible employees. We have one global annual bonus design for all eligible employees, demonstrating our One Teva culture. We offer benefits that vary by country and are designed to be competitive in the marketplace.
Through practical tools and local programs, we also address the physical, financial, social and emotional needs of our employees and their families. We offer programs and initiatives that promote healthy diets, physical activity and mental well-being. For example, we provide annual medical check-ups
and examinations for employees across many of our markets. In addition, we enhanced our well-being programs in response to the
COVID-19
pandemic.
Employee Engagement and Satisfaction
To understand whether our human capital strategies are effective and are resonating with our employees, and where we can improve, we conduct an annual employee survey. In 2019, 82% of our employees completed the survey. In 2020, in the midst of the
COVID-19
pandemic, 86% participated. The 2020 employee survey served as one of the ways we sought to monitor employee morale during this time. Results of the survey show that employee engagement levels are high. Employees are feeling connected with Teva’s mission and values. They feel pride in Teva’s positive impact on society and have trust in Teva’s future. Management reviews the survey results closely to determine areas for improvement and creates action plans to address any gaps. Survey results are communicated to employees though global communications and town halls and shared with our Board of Directors.
We have also created an initiative to recognize and celebrate Teva heroes—those who have gone above and beyond during this challenging time to deliver on Teva’s mission and provide medicines to our patients around the world.
Please see the section entitled “Our People” from our Teva 2019 ESG Progress Report (which is located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our 2019 ESG Progress Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the Securities and Exchange Commission.
Regulation
United States
Food and Drug Administration and the Drug Enforcement Administration
All pharmaceutical manufacturers selling products in the United States are subject to extensive regulation by the United States federal government, principally by the FDA and the Drug Enforcement Administration (“DEA”), and, to a lesser extent, by state and local governments. The Federal Food, Drug, and Cosmetic Act, the

Controlled Substances Act (“CSA”) and other federal and state statutes and regulations govern or influence the development, manufacture, testing, safety, efficacy, labeling, approval, storage, distribution, recordkeeping, advertising, promotion, sale, import and export of our products. Our facilities are periodically inspected by the FDA, which has extensive enforcement powers over the activities of pharmaceutical manufacturers. Noncompliance with applicable requirements may result in fines, criminal penalties, civil injunction against shipment of products, recall and seizure of products, total or partial suspension of production, sale or import of products, refusal of the government to enter into supply contracts or to approve NDAs, ANDAs or BLAs and criminal prosecution by the U.S. Department of Justice (“DOJ”). The FDA also has the authority to deny or revoke approvals of marketing applications and the power to halt the operations of non-complying
manufacturers. Any failure to comply with applicable FDA policies and regulations could have a material adverse effect on our operations.
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
In August 2017, the FDA user fee reauthorization legislation, known as the FDA Reauthorization Act of 2017 (“FDARA”) was enacted in the United States. The agreements for pharmaceuticals, biosimilars and medical devices were negotiated with industry representatives over the course of 2016 to establish the amounts regulated companies would pay the FDA to support the product review process at the agency. Various fees must be paid by these manufacturers at different times, such as annually and with the submission of different types of applications. In return for this additional funding, the FDA has entered into agreements with each of the affected industries (known as the “user fee agreements”) that commit the agency to interacting with manufacturers and reviewing applications such as NDAs, ANDAs and BLAs in certain ways, and taking action on those applications at certain times. The agency is obligated to set specific timelines to communicate with companies, meet with company product sponsors during the review process and take action on their applications. On the generics side, FDARA established a new
180-day
exclusivity for certain generic drugs that are no longer protected by exclusivity or patents, as well as new programs for enhanced and priority review of certain generic drug applications. On the branded side, this was the sixth agreement between the industry and the FDA. The user fee agreement for biosimilars was reauthorized for the second time as well.
The Patient Protection and Affordable Care Act and Certain Government Programs
The Patient Protection and Affordable Care Act (“ACA”) from 2010 represented the most significant health care reform in the United States in over thirty years. It was passed to require individuals to have health insurance and to control the rate of growth in healthcare spending through, among other things, stronger prevention and wellness measures, increased access to primary care, changes in healthcare delivery systems and the creation of health insurance exchanges. Enrollment in the health insurance exchanges began in October 2013. However, the individual mandate was subsequently repealed by Congress in the tax reform bill signed into law in December 2017. In December 2018, a U.S. federal district court ruled that the ACA is unconstitutional, but such decision has been stayed, pending resolution by the Supreme Court following oral arguments on November 10, 2020.
The ACA requires the pharmaceutical industry to share in the costs of reform, by, among other things, increasing Medicaid rebates and expanding Medicaid rebates to cover Medicaid managed care programs. The ACA also included funding of pharmaceutical costs for Medicare patients in excess of the prescription drug coverage limit and below the catastrophic coverage threshold. Commencing 2019, under the ACA, pharmaceutical companies were obligated to fund 70% of the patient obligation for branded prescription pharmaceuticals in this gap, or “donut hole.” Additionally, an excise tax was levied against certain branded pharmaceutical products. The tax is specified by statute to be approximately $2.8 billion in 2019 and each year thereafter. The tax is to be apportioned to qualifying pharmaceutical companies based on an allocation of their governmental programs as a portion of total pharmaceutical government programs.
The Centers for Medicare & Medicaid Services (“CMS”) administer the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for generic drugs marketed under ANDAs, manufacturers (including Teva) are required to rebate 13% of the average manufacturer price, and for products marketed under NDAs or BLAs, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the commercial best price during a specified period. An additional rebate for products marketed under ANDAs, NDAs or BLAs is payable if the average manufacturer price increases at a rate higher than inflation and other methodologies apply to new formulations of existing drugs.
Various state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage. In addition, a number of states, including New York, have enacted legislation that requires entities to pay assessments or taxes on the sale or distribution of opioid medications in order to address the misuse of prescription opioid medications.
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
During 2020, we continued to register products in the European Union, primarily using the decentralized procedure (simultaneous submission of applications to chosen member states). We continue to use, on occasion, the mutual recognition and centralized procedures.
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
In July 2019, the SPC Manufacturing Waiver Regulation came into force in the European Union (subject to certain conditions) allowing products manufactured prior to SPC expiry to be exempt from SPC infringement if such products are manufactured for export to non-European
Union markets or for launch in the European Union upon expiry of the SPC. This waiver will apply from July 2, 2022 to all SPCs that come into effect after July 1, 2019 or, if the SPC was applied for after July 1, 2019, from the date the SPC comes into effect.
Orphan designated products, which receive, under certain conditions, a blanket period of ten years of market exclusivity, may receive an additional two years of exclusivity instead of an extension of the SPC if the requirements of the pediatric regulation are met.
The legislation also allows for R&D work during the patent term for the purpose of developing and submitting registration dossiers.
In 2016, the United Kingdom conducted a referendum and voted to leave the European Union, also known as “Brexit.” On March 29, 2017, the United Kingdom government invoked Article 50 of the Lisbon Treaty to exit the European Union. On January 31, 2020, the United Kingdom left the European Union, and entered a transition period of 11 months. On December 24, 2020, the United Kingdom and European Union agreed on a new Trade and Cooperation Agreement and on December 31, 2020, the United Kingdom formally left the transition period. The Trade and Cooperation Agreement is comprehensive, but does not cover all areas of regulation pertinent to the pharmaceutical industry, so certain complexities remain. We continue to have processes and contingencies in place to minimize their impact, and to maintain our ability to supply medicines to patients in the United Kingdom, and to supply medicines made in the United Kingdom to other markets.
In November 2020, the European Commission published a “Pharmaceutical strategy for Europe,” which sets out a suite of policies that will shape the future European regulatory environment. These wide-ranging policies represent a multi-year program aimed, through review and revision of existing legislation, to provide a flexible regulatory system that, amongst other things, will lead to accelerated availability of medicines and promote sustainability of that system.
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
Miscellaneous Regulatory Matters
We are subject to various national, regional and local laws of general applicability, such as laws regulating working conditions. We are also subject to country specific data protection laws and regulations applicable to the collection and processing of personal data around the world. In addition, we are subject to various national, regional and local environmental protection laws and regulations, including those governing the emission of material into the environment. We are also subject to various national, regional and local laws regulating how we interact with healthcare professionals and representatives of government that impact our promotional and other commercial activities.
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
On 16 July 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the
EU-US
Data Privacy Shield (“Schrems II”). The General Data Protection Regulation (the “GDPR”) provides that the transfer of personal data to a country outside the European Economic Area (“EEA”) may, in principle, take place only if the third country ensures an adequate level of data protection, and the
EU-U.S.
Privacy Shield was previously approved by the European Commission to provide such adequate level of data protection. However, in the view of the Court, U.S. law and practice are not circumscribed in a way that satisfies requirements that are essentially equivalent to those required under EU law, and therefore the
EU-U.S.
Privacy Shield cannot be considered to ensure an adequate level of data protection. As a practical result of the ruling and ensuing guidance from the European Data Protection Board, companies must now verify, on a case-by-case
basis, and in collaboration with the data importers, whether the law of the importer’s country ensures a level of protection for the personal data that is essentially equivalent to the EEA’s protections. If not, data exporters will need to assess whether they can implement supplementary measures to help ensure the requisite level of protection. As a result, companies are now required to conduct and document comprehensive data transfer assessments before allowing any personal data to flow from the EU to outside the EU, and if supplementary measures cannot address an adequate level of protection, then such transfers shall be restricted. Teva is preparing for these new developments by aligning our data mapping documentation with these new requirements and Teva will continue to closely monitor further guidance from authorities on how to adequately address data transfers going forward.
In October 2015, the European Commission adopted regulations providing detailed rules for the safety features appearing on the packaging of medicinal products for human use. This legislation, part of the Falsified Medicines Directive (“FMD”), is intended to prevent counterfeit medicines entering into the supply chain and will allow wholesale distributors and others who supply medicines to the public to verify the authenticity of the medicine at the level of the individual pack. The safety features comprise a unique identifier and a tamper-

evident seal on the outer packaging, which are to be applied to certain categories of medicines. FMD is effective as of February 2019. Teva’s packaging sites, distribution centers and contract manufacturing operators (“CMOs”) for the European market comply with this new requirement.
In November 2013, the federal Drug Supply Chain Security Act (the “DSCSA”) became effective in the United States, mandating an industry-wide, national serialization system for pharmaceutical packaging with a ten-year
phase-in
process. By November 2018, all manufacturers and
re-packagers
were required to mark each prescription drug package with a unique serialized code. Teva’s packing sites, distribution centers and CMOs for the U.S. market comply with the new requirements. In addition, under the DSCSA, Teva is required by November 2023, to provide to downstream trading partners, serial number specific transaction details. This will require additional modification to the packing sites, distribution centers and CMOs for the U.S. market. Subsequently, in February 2019, the EU enacted the Falsified Medicines Directive (“FMD”), traceability requirements for drug products, which Teva complies with as well. Other countries are following suit with variations of two main requirements: (i) to be able to associate the unit data with the uniquely-identified shipping package, or (ii) to report the data for tracking and tracing of products, reimbursements and other purposes. Certain countries, such as Russia, China, Korea, Turkey, Argentina, Brazil and India (for exported products), already have laws mandating serialization and aggregation and we are working to comply with these requirements. Other countries, including India (domestic market), Indonesia, Kazakhstan, Malaysia, Taiwan, Ukraine and other Latin American countries are currently considering mandating similar requirements.
Available Information
Our main corporate website address is http://www.tevapharm.com. Copies of our Quarterly Reports on Form
10-Q,
Annual Report on Form
10-K
and Current Reports on Form
8-K
filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to our company secretary at our principal executive offices or by sending an email to TevaIR@tevapharm.com. All of our SEC filings are also available on our website at http://www.tevapharm.com, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings we make with the SEC. We also file our annual reports and other information with the Israeli Securities Authority through its fair disclosure electronic system called MAGNA. You may review these filings on the website of the MAGNA system operated by the Israeli Securities Authority at www.magna.isa.gov.il or on the website of the Tel Aviv Stock Exchange (the “TASE”) at www.tase.co.il.

ITEM 1A.	RISK FACTORS
Our business faces significant risks. You should carefully consider all of the information set forth in this Annual Report and in our other filings with the SEC, including the following risk factors which we face and which are faced by our industry. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. This report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements as a result of certain factors including the risks described below and elsewhere in this report and our other SEC filings. For a summary of the risk factors included in this Item 1A and for further details on our forward-looking statements, see “Forward-Looking Statements and Summary of Risk Factors” on page 1.
Risks related to our ability to successfully compete in the marketplace
Sales of our generic medicines comprise a significant portion of our business, and we are subject to the significant risks associated with the generic pharmaceutical business.
In 2020, total revenues from sales of our generic medicines in all our business segments were $9,316 million, or 55% of our total revenues. Generic pharmaceuticals are, as a general matter, less profitable than specialty pharmaceuticals, and have faced price erosion in each of our business segments, placing even greater importance on our ability to continually introduce new products. We have become more dependent on sales of our generics medicines and are increasingly subject to market and regulatory factors and other risks affecting generic pharmaceuticals worldwide.
During 2020, our business was impacted by increased volatility in demand and fluctuations in overall prescription volumes due in large part to the
COVID-19
pandemic. The effects of the
COVID-19
pandemic may continue in 2021. Due to the volume of our generic portfolio and global nature of our supply chain, we have experienced supply discontinuities due to regulatory actions and approval delays, which had an impact on our ability to timely meet demand in certain instances. These adverse market forces have a direct impact on our overall performance.
We also expect to continue to experience significant adverse challenges in the U.S. generics market deriving from limitations on our ability to influence generic medicine pricing in the long term and a decrease in value from future launches and growth. These and other challenges have required us to recognize significant goodwill impairments in past years. If we experience further difficulty in this market, this may continue to adversely affect our revenues and profits from our North America business segment or cause us to recognize one or more goodwill impairments relating to this reporting unit.
Sales of our generic products may be adversely affected by the continuing consolidation of our customer base and commercial alliances among our customers.
A significant portion of our sales are made to relatively few U.S. retail drug chains, wholesalers, managed care purchasing organizations, mail order distributors and hospitals. These customers have undergone significant consolidation and formed various commercial alliances in recent years, which may continue to increase the pricing pressures that we face in the United States. Additionally, the emergence of large buying groups, and the prevalence and influence of managed care organizations and similar institutions, have increased pressure on price, as well as terms and conditions required to do business. Certain of these Group Purchasing Organizations (“GPOs”) have been making aggressive requests for pricing proposals and established commercial alliances resulting in greater bargaining power. Due to such consolidation and subsequent changes in these commercial alliances, there are four large GPOs that account for approximately 85% of generics purchases in the United States. We expect the trend of increased pricing pressures from our customers and price erosion in the U.S. generics market to continue.
The traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants. For example, in 2020, Amazon.com launched its pharmaceutical distribution business. In November 2020, Mylan and Pfizer’s Upjohn completed a merger of their businesses by forming Viatris Inc., and, in November 2018, CVS Health and Aetna completed a merger which created a vertically integrated organization with increased control over the physician and pharmacy networks and, ultimately, over which medicines are sold to patients. In addition, several major hospital systems in the United States announced a plan to form a nonprofit company that will provide U.S. hospitals with a number of generic drugs. These changes to the traditional supply chain could lead to our customers having increased negotiation leverage and to additional pricing pressure and price erosion.
Our net sales may also be affected by fluctuations in the buying patterns of retail chains, mail order distributors, wholesalers and other trade buyers, whether resulting from seasonality, pricing, wholesaler buying decisions or other factors. Our business was also impacted by increased volatility in demand due in large part to the
COVID-19
pandemic and fluctuations in overall market prescription volumes. In addition, since a significant portion of our U.S. revenues is derived from relatively few key customers, any financial difficulties experienced by a single key customer, or any delay in receiving payments from such a customer, could have a material adverse effect on our business, financial condition and results of operations.

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
Furthermore, brand pharmaceutical companies continue to manage products in a challenging environment through marketing agreements with payers, pharmacy benefits managers and generic manufacturers. For example, brand companies often sell or license their own generic versions of their products, either directly or through other generic pharmaceutical companies
(so-called
“authorized generics”). No significant regulatory approvals are required for authorized generics, and brand companies do not face any other significant barriers to entry into such market. Brand companies may seek to delay introductions of generic equivalents through a variety of commercial and regulatory tactics. Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic (including biosimilar) competition. These efforts have included pursuing new patents for existing products to extend patent protection; selling the brand product as their own generic equivalent (an authorized generic); using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic (or biosimilar) drug approvals; seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards; using the legislative and regulatory process to have drugs reclassified or rescheduled; attaching patent extension amendments to unrelated federal legislation; and entering into agreements with pharmacy benefit management companies to block the dispensing of generic (including biosimilar) products. These actions may increase the costs and risks of our efforts to introduce generic products and may delay or prevent such introduction altogether.
In addition, the U.S. Congress and various state legislatures in the United States have passed, or have proposed passing, legislation that could have an adverse impact on pharmaceutical manufacturers’ ability to (i) settle litigation initiated pursuant to the federal Hatch-Waxman Act and Biologics Price Competition and Innovation Act (“BPCIA”) and (ii) secure the full benefit of first-to-file
regulatory approval status secured under the federal Hatch-Waxman Act. Hatch-Waxman and BPCIA create various pathways for generic drug manufacturers to secure accelerated approvals of their abbreviated new drug applications and abbreviated biologics license applications. The new laws and proposals from the federal and state governments could change Hatch-Waxman and BPCIA, as well as impact the ability of generic manufacturers to accelerate the launch of their new generic and biosimilar products, and the ability of brand manufacturers to protect their investments in the intellectual property associated with their branded specialty and innovative biologic products. Teva continues to monitor these legislative developments and advocate for policies that support both innovation and access to high quality medicines for patients.
We have experienced, and may continue to experience, delays in launches of our new generic products.
Although we believe we have one of the most extensive pipelines of generic products in the industry, in recent years we were unable to successfully execute a number of generic launches and these challenges may continue in the foreseeable future. As a result of these unsuccessful launches, we may not be able to realize the economic benefits anticipated in connection with planned launches. If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products in the United States resulting from pricing pressures and accelerated generics approvals for competing products. Such unsuccessful launches can be caused by many factors, including the impact of the
COVID-19
pandemic, delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays to execute launches of new generic products could have a material adverse effect on our business, financial condition and results of operations.
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
We aim to be a global leader in biopharmaceuticals. TRUXIMA, our first oncology biosimilar product in the United States, launched in November 2019 and is the first rituximab biosimilar to be approved in the United States. HERZUMA, a biosimilar to Herceptin
®
(trastuzumab), was launched in the United States in March 2020. In August 2020, we entered into a partnership agreement with a biopharmaceutical company, Alvotech, for the exclusive commercialization in the U.S. of five biosimilar product candidates. We are developing a product pipeline and manufacturing capabilities for biosimilar products, which are expected to make up an increasing proportion of the high-value generic opportunities in the coming years. The development, manufacture and commercialization of biopharmaceutical products require specialized expertise and are very costly and subject to complex regulation, which is still evolving. Due to the complex process required to develop biosimilars, obstacles and delays may arise that increase the cost of development or force us to abandon a potential product in which we may have invested substantial amounts of time and resources. We are behind many of our competitors in developing biopharmaceuticals and will require significant investments and collaborations with third parties to benefit from these opportunities. Failure to develop and commercialize biopharmaceuticals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our specialty pharmaceutical products face intense competition from companies that have greater resources and capabilities.
We face intense competition to our specialty pharmaceutical products. Many of our competitors are larger and/or have substantially more experience in the development, acquisition and marketing of branded, innovative and consumer-oriented products. They may be able to respond more quickly to new or emerging market preferences or to devote greater resources to the development and marketing of new products and/or technologies than we can. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, we must demonstrate the benefits of our products relative to competing products that are often more familiar or otherwise better established to physicians, patients and third-party payers. If competitors introduce new products or new variations on their existing products, our marketed products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices. For example:

•
Our future success depends on our ability to maximize the growth and commercial success of AUSTEDO. If our revenues derived from AUSTEDO do not increase as expected, it may have an adverse effect on our results of operations.

•
AJOVY faces strong competition from two products that were introduced into the market around the same time and are competing for market share in the same space, as well as from other emerging competing therapies. Our auto-injector for AJOVY launched in April 2020, but we may still be at a competitive disadvantage in our ability to sell and market this product compared to competing products that launched earlier with an auto-injector due to our late entry into the market.

•
COPAXONE faces increasing competition from generic versions in the U.S. and competing glatiramer acetate products in Europe, as well as from orally-administered therapies. Following the approval of generic competition, COPAXONE’s revenues and profitability have decreased. We expect this trend to continue in the future, which may have a significant effect on our financial results and cash flow.

In addition, our specialty products require much greater use of a direct sales force than does our core generics business. Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. We may also need to enter into co-promotion,
contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well-aligned to achieve maximum market penetration. Any failure to attract or retain qualified sales personnel or to enter into third-party arrangements on favorable terms could prevent us from successfully maintaining current sales levels or commercializing new innovative and specialty products. Furthermore, due to the impact of the
COVID-19
pandemic, the ability to promote our new specialty products, primarily AJOVY and AUSTEDO, has been impacted by less physician visits by patients and less physician interactions with our sales personnel as well as the reluctance of physicians to introduce new medication at a time when access to patients may be restricted.
If generic or biosimilar products that compete with any of our specialty products are approved and sold, sales of our specialty products will be adversely affected.
In addition to COPAXONE, certain of our other leading specialty medicines also face patent challenges and impending patent expirations. For example, in January 2019, we launched our own ProAir authorized generic in the United States following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Generic versions of ProAir were launched in 2020. Eagle has launched a ready-to-dilute
bendamustine hydrochloride in June 2018, which directly competes with BENDEKA, in addition to the ANDAs and NDAs that have been filed by competitors in connection with TREANDA and BENDEKA. The first date for expected generic ANDA filings on AUSTEDO is in April 2021.
Generic equivalents and biosimilars for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. Legislation enacted in most U.S. states allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product in the absence of specific instructions from the prescribing physician. Pursuant to the provisions of the Hatch Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent. Our specialty products are or may become subject to competition from generic equivalents because our patent protection expired or may expire soon. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our specialty products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.
Investments in our pipeline of specialty and other products may not achieve expected results.
We must invest significant resources to develop specialty medicines and biosimilars, both through our own efforts and through collaborations with, and in-licensing
or acquisition of products from, third parties. We have entered into, and expect to pursue, in-licensing,
acquisition and partnership opportunities to supplement and expand our existing specialty and biosimilar pipeline (e.g., the transactions with Celltrion, Regeneron and Alvotech).
The development of specialty medicines involves processes and expertise different from those used in the development of generic medicines, which increase the risk of failure. For example, the time from discovery to commercial launch of a specialty medicine can be 15 years or more and involves multiple stages, including intensive preclinical and clinical testing and highly complex, lengthy and expensive approval processes, which vary from country to country. The longer it takes to develop a new product, the less time that remains to recover development costs and generate profits. Specialty medicines currently in development include fasinumab for osteoarthritic pain, AUSTEDO for dyskinesia in cerebral palsy, AJOVY for fibromyalgia and risperidone LAI for schizophrenia.
During each stage, we may encounter obstacles that delay the development process and increase expenses, potentially forcing us to abandon a potential product in which we may have invested substantial amounts of time and resources. These obstacles may include preclinical failures, difficulty enrolling patients in clinical trials, delays in completing formulation and other work needed to support an application for approval, adverse reactions or other safety concerns arising during clinical testing, insufficient clinical trial data to support the safety or efficacy of the product candidate and delays or failure to obtain the required regulatory approvals for the product candidate or the facilities in which it is manufactured. For example, in 2020, the development of AUSTEDO for Tourette syndrome and the development of AJOVY for post-traumatic headache were both discontinued.
When we enter into partnerships and joint ventures with third parties, such as our collaborations with Celltrion, Otsuka, Regeneron and Alvotech, we face the risk that some of these third parties may fail to perform their obligations or fail to reach the levels of success that we are relying on to meet our revenue and profit goals. There is a trend in the specialty pharmaceutical industry of seeking to “outsource” drug development by acquiring companies with promising drug candidates and we face substantial competition from historically innovative companies, as well as companies with greater financial resources than us, for such acquisition targets.
Our success depends on our ability to develop and commercialize additional pharmaceutical products.
Our financial results depend upon our ability to develop and commercialize additional generic, specialty and biosimilar products in a timely manner, particularly in light of the increasing generic competition to COPAXONE, generic and other competition to our respiratory products, such as ProAir, and patent challenges and impending patent expirations facing certain of our other specialty medicines, such as BENDEKA and

TREANDA. Commercialization requires that we successfully develop, test and manufacture pharmaceutical products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory and safety standards; if health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. Developing and commercializing additional pharmaceutical products is also subject to difficulties relating to the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients; preclusion from commercialization by the proprietary rights of others; the costs of manufacture and commercialization; costly legal actions brought by our competitors that may delay or prevent development or commercialization of a new product; and delays and costs associated with the approval process of the FDA and other U.S. and international regulatory agencies.
The development and commercialization process, particularly with respect to specialty and biosimilar medicines, as well as the complex generic medicines that we increasingly focus on, is both time-consuming and costly, and involves a high degree of business risk. Our products currently under development, including fasinumab for osteoarthritic pain, AUSTEDO for dyskinesia in cerebral palsy, AJOVY for fibromyalgia and risperidone LAI for schizophrenia, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products.
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

Risks related to our substantial indebtedness
We have substantial debt of $25,919 million as of December 31, 2020, which has increased our expenses and restricts our ability to incur additional indebtedness or engage in other transactions.
Our consolidated debt was $25,919 million at December 31, 2020, compared to $26,908 million at December 31, 2019. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional debt or equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, incur significant transaction fees or include more restrictive covenants. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and note 9 to our consolidated financial statements for a detailed discussion of our outstanding indebtedness.
We may have lower-than-anticipated cash flows in the future, which could further reduce our available cash. Although we believe that we will have access to cash sufficient to meet our business objectives and capital needs, this reduced availability of cash could constrain our ability to grow our business. We may have lower-than-anticipated net income in the future. Our revolving credit facility (“RCF”) contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. We borrowed up to €270 million from our RCF during 2020, which has since been fully repaid. As of December 31, 2020 and as of the date of this Annual Report, we did not have any outstanding debt under the revolving credit facility. Under specified circumstances, including non-compliance
with any of the covenants and the unavailability of any waiver, amendment or other modification thereto, we will not be able to borrow under the RCF. Additionally, violations of the covenants, under certain circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes is outstanding, could lead to an event of default under our senior notes due to cross acceleration provisions.
As of December 31, 2020, we were in compliance with all applicable financial ratios. We continue to take steps to reduce our debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. If such covenants will not be met, we believe we will be able to renegotiate and amend the covenants, or refinance the debt with different repayment terms to address such situation as circumstances warrant. Although we have successfully negotiated amendments to our loan agreements in the past, we cannot guarantee that we will be able to amend such agreements on terms satisfactory to us, or at all, if required to maintain compliance in the future. If we experience lower than required earnings and cash flows to continue to maintain compliance and efforts could not be successfully completed on commercially acceptable terms, we may curtail additional planned spending, may divest additional assets in order to generate enough cash to meet our debt requirements and all other financial obligations.
This substantial level of debt and lower levels of cash flow and earnings have severely impacted our business and resulted in a restructuring plan between 2017 and 2019.
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
Additionally, if the
COVID-19
pandemic has a significant impact on our business and financial results for an extended period of time, our credit losses, liquidity and cash resources could be negatively impacted. We may be required to draw down funds from our RCF or pursue additional sources of financing to fund our operations, such as secured financing. If we seek secured financing in excess of the limitation in our debt instruments, we may have to secure our current outstanding debt as well. Capital and credit markets have been disrupted by the crisis and foreign exchanges have experienced increased volatility. As a result, access to additional financing may be challenging and is largely dependent upon evolving market conditions and other factors.
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
non-investment
grade, from
BBB-
to BB, with a negative outlook. On January 12, 2018, Moody’s Investor Service, Inc. (“Moody’s”) downgraded our rating to non-investment
grade from Baa3 to Ba2, with a stable outlook. On August 16, 2019, Moody’s revised our rating outlook to negative. On September 3, 2020, Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) downgraded our rating from BB to
BB-
due to rising litigation risks, but removed our rating outlook from CreditWatch back to stable, reflecting recent stabilization of our revenue and EBITDA.
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
The
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The virus has spread globally to multiple countries and regions, including to the United States, certain European countries, Israel, India and Latin America, where we currently manufacture most of our products and conduct our clinical trials. The potential closure of our facilities in these or other areas in which we operate, or other protectionist measures or restrictions inhibiting our employees’ ability to access our facilities, may materially affect our operations, including potentially interrupting our manufacturing, supply chain, clinical trial and pre-commercial
launch activities. The
COVID-19
pandemic may also affect our employees as well as employees and operations at third-party manufacturers or suppliers that may result in delays or disruptions in manufacturing and supply. The
COVID-19
pandemic has also led to a new working environment, which may affect employee wellbeing and engagement, causing stress and fear of returning to work at the office. This in turn may result in lower productivity and motivation among employees.
In 2020, we did not experience significant impacts or delays from the
COVID-19
pandemic on our business operations. We have experienced minimal delays in clinical trials due to cessation or slow-downs of recruitment for patient studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. In addition, we experienced slightly lower demand due to less physician and hospital activity in certain regions and for certain medicines in the second half of 2020 resulting from the impact of the
COVID-19
pandemic. While we expect to be able to continue our operations and to satisfy the demand for our products, while protecting the health and safety of our employees and customers, the uncertainty surrounding the full economic implications of the pandemic may result in a period of business disruption. Any
COVID-19
related disruption could have a material adverse impact on our business and our results of operation and financial condition. Changes in patient behavior resulting in less visits to physicians and medical facilities, or increased layoffs in the U.S. employment market, which may affect healthcare benefits coverage, have caused a decline or slower growth in the number of patients diagnosed with diseases for which we produce treatments, and if this trend continues or worsens, our revenues could be adversely affected. In addition, a recession or market correction resulting from the spread of
COVID-19
could materially affect our business, the value of our shares and our access to the capital and credit markets including our liquidity and cash resources. The new working environment, with many employees working remotely, has exposed many companies to cyber-attacks and data security breaches. If such breach were to occur, it may have a material adverse effect on our business, operations and reputation.
We have taken precautionary measures, and may take additional measures, intended to minimize the risk of the
COVID-19
pandemic to our employees and operations. The extent of the impact of the
COVID-19
pandemic on our operational and financial performance, including our ability to execute our business strategies in the expected time frame or at all, will depend on future developments, such as the duration and spread of the
COVID-19
pandemic and long-term impact on the world’s economy, all of which are uncertain and cannot be predicted.
Implementation of ongoing optimization efforts may adversely affect our business, financial condition and results of operations.
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
Any workforce reduction and site consolidation may result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities and the disruption of business continuity, all of which could negatively affect operational efficiencies and our ability to achieve growth and profitability through the development and sale of new pharmaceutical products.

We cannot guarantee that, following such efficiency measures, our business will be more efficient or effective.
Our continued success depends on our ability to attract, hire and retain highly skilled key personnel.
Given the size, complexity and global reach of our business and our multiple areas of focus, we are especially reliant upon our ability to recruit and retain highly qualified management and other key employees. Our ability to attract and retain such employees may be diminished by the financial, legal and regulatory challenges we have faced in recent years. In addition, the success of our R&D activity depends on our ability to attract and retain sufficient numbers of skilled scientific personnel, which may be limited due to our R&D spending and programs. Any difficulty in recruiting, hiring, retaining and motivating talented and skilled members of our organization may delay or prevent the achievement of major business objectives.
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
We must register our facilities, whether located in the United States or elsewhere, with the FDA for products sold in the United States, and with other regulators outside the United States for products sold outside of the United States. Our products must be produced in a manner consistent with cGMP, or similar quality and compliance standards in each territory in which we manufacture. In addition, the FDA and other agencies periodically inspect our manufacturing facilities. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected.
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
Our products are either manufactured at our own facilities or obtained through supply agreements with third parties. Many of our products are the result of complex manufacturing processes, and some require highly specialized raw materials. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with or shortages of raw materials, natural disasters, and environmental factors. For some of our key raw materials, we have only a single, external source of supply, and alternate sources of supply may not be readily available. If our supply of certain raw materials or finished products is interrupted from time to time, or proves insufficient to meet demand, our cash flows and results of operations could be adversely impacted. Moreover, the streamlining of our manufacturing network may result in our product supply becoming more dependent on a smaller number of specific manufacturing plants. Our inability to timely manufacture any of our key products may result in claims and penalties from customers and could have a material adverse effect on our business, financial condition and results of operations.
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
Furthermore, our systems and networks have been, and are expected to continue to be, the target of advanced cyber-attacks which may pose a risk to the security of our systems and the confidentiality, availability and integrity of our data, as well as disrupt our operations or damage our facilities or those of third parties. As cybersecurity threats rapidly evolve in sophistication and become more prevalent, we are continually increasing our attention to these threats. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training and updating our security policies. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber-attacks. Any theft, loss and/or fraudulent use of customer, employee or proprietary data as a result of a cyber-attack targeting us or one of our third-party service providers could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others. A significant cyber-attack on our information technology systems may lead to substantial interruptions in our business, legal claims and liability, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data security breach or disruption, unauthorized access or failure of systems.
A significant data security breach could adversely affect our business and reputation.
In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, proprietary business information (both ours and that of our customers, suppliers and business partners) and personally identifiable information of our employees. We are subject to laws and regulations governing the collection, use and transmission of personal information, including health information. As the legislative and regulatory landscape for data privacy and protection continues to evolve around the world, there has been an increasing focus on privacy and data protection issues that may affect our business, including the U.S.’s federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), the EU’s General Data Protection Regulation (“GDPR”), California Consumer Privacy Act (“CCPA”) and other laws and regulations governing the collection, use, disclosure and transmission of data in other jurisdictions. Although Teva is not HIPAA-regulated, we do business with customers who are, and increased focus on compliance with HIPAA and state laws that govern the privacy and security of medical data may impact our business.
HIPAA mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. To protect the information transmitted using the mandated standards and the patient information used in the daily operations of a covered entity, HIPAA also sets forth federal rules protecting the privacy and security of protected health information (“PHI”). The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI maintained or transmitted by them or by others on their behalf. Covered entities we engage are in material compliance with the privacy, security and National Provider Identifier requirements of HIPAA and state laws that regulate the privacy and security of medical data.
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
We are a global pharmaceutical company with worldwide operations. Although approximately 51% of our sales are in the United States and Western Europe, an increasing portion of our sales and operational network are located in other regions, such as Latin America, Central and Eastern Europe and Asia, which may be more susceptible to political and economic instability. Other countries and regions, such as the United States and Western Europe, also face potential instability due to political and other developments. In addition, in the United States, the executive administration has discussed, and in some cases implemented, changes with respect to certain trade policies, tariffs and other government regulations affecting trade between the United States and other countries. As a company that manufactures most of its products outside the United States, a “border adjustment tax” or other restriction on trade, if enacted, may have a material adverse effect on our business, financial condition and results of operations. In addition, given that a significant portion of our business is conducted in the European Union, including the U.K., the formal change in the relationship between the U.K. and the European Union caused by the U.K. referendum to leave the European Union, referred to as “Brexit,” may pose certain implications to our research, commercial and general business operations in the U.K. and the European Union, including the approval and supply of our products. On December 24, 2020, the United Kingdom and European Union agreed on a new Trade and Cooperation Agreement and on December 31, 2020, the United Kingdom formally left the transition period. The Trade and Cooperation Agreement is comprehensive, but does not cover all areas of regulation pertinent to the pharmaceutical industry, so certain complexities remain. This finalization of the long-term relationship between the United Kingdom and the European Union will dictate how the European Union will be impacted and may result in an impact on our business operations in Europe.
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
We face additional risks inherent in conducting business internationally, including compliance with laws and regulations of many jurisdictions that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 and other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees (or third parties acting on our behalf), our failure to comply with certain formal documentation requirements, or otherwise. Actions by our employees, or by third-party intermediaries acting on our behalf, in violation of such laws, whether carried out in the United States or elsewhere in connection with the conduct of our business have exposed us, and may further expose us, to significant liability for violations of the FCPA or other anti-corruption laws. In 2016, we paid a monetary fine for FCPA violations and entered into a three year deferred prosecution agreement with the DOJ, which included retaining an independent compliance monitor. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violation could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to attract and retain employees, our business, our financial condition and our results of operations.
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
We are subject to extensive pharmaceutical regulation, which can be costly and subject our business to disruption, delays and potential penalties.
We are subject to extensive regulation by the FDA and various other U.S. federal and state authorities, the EMA and other foreign regulatory authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs. For example, in the last three years, we experienced delays in obtaining anticipated approvals for various generic and specialty products, and during 2020 the
COVID-19
pandemic caused some delays in approvals due to travel and work restrictions. We may continue to experience similar delays.
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
The continuing increase in expenditures for healthcare has been the subject of considerable government attention almost everywhere we conduct business. Both private health insurance funds and government health authorities continue to seek ways to reduce or contain healthcare costs, including by reducing or eliminating coverage for certain products and lowering reimbursement levels. The focus on reducing or containing healthcare costs has been increased by controversies, political debate and publicity about prices for pharmaceutical products that some consider excessive, including Congressional and other inquiries into drug pricing, including with respect to our specialty medicines, which could have a material adverse effect on our reputation. In most of the countries and regions where we operate, including the United States, Western Europe, Israel, Russia, Japan, certain countries in Central and Eastern Europe and several countries in Latin America, pharmaceutical prices are subject to new government policies designed to reduce healthcare costs, and may be subject to additional regulatory efforts, funding restrictions, legislative proposals, policy interpretations, investigations and legal proceedings regarding pricing practices. These changes frequently adversely affect pricing and profitability and may cause delays in market entry. Certain U.S. states have implemented, and other states are considering, pharmaceutical price controls or patient access constraints under the Medicaid program, and some jurisdictions have implemented or are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
Significant developments that may adversely affect pricing in the United States include Medicare reforms by Congress and regulatory changes to Medicare Part B (physician administered drugs) and Medicare Part D (prescription drug benefit), additional changes to the Affordable Care Act (“ACA”) under the Biden Administration and trends in the practices of managed care groups and institutional and governmental purchasers, including the impact of consolidation of our customers. In particular, additional pressure to reduce health care costs in states is critical as the
COVID-19
pandemic strained state healthcare budgets and swelled Medicaid rolls due to economic downturns and job loss. Many new Medicaid recipients were previously covered under employer-sponsored plans.
The branded pharmaceutical industry faces uncertainty regarding whether the Interim Final Rule (IFR) published on November 27, 2020 by the CMS will survive pending court challenges. Originally set to be effective January 1, 2021, the IFR imposes a mandatory Most Favored Nation (MFN) pricing model on fifty single-source drugs and biologics (including biosimilars) reimbursed by Medicare Part B, to be administered by the Centers for Medicare and Medicaid Innovation. PhRMA, the Biotechnology Industry Organization (BIO), a biotechnology company, and several patient support groups filed litigation to enjoin the implementation process and allow for more thoughtful deliberations over the imposition of drug price control proposals. On December 28, 2020, the court in the BIO case imposed a preliminary injunction on implementation of the IFR pending completion of regulatory notice-and-comment requirements by CMS. Subsequently, on January 13, 2021 the DOJ and PhRMA agreed to stay their litigation (which sought a similar national injunction of IFR implementation) until a final rule based on the IFR is published in the Federal Register. As a result, while the IFR as published will not go into effect, CMS could propose pricing changes similar to the IFR in the future, albeit with more notice and opportunity for stakeholders to participate in the regulatory process. There is likely to be consideration of Medicare Part D reform as well, which could impact pricing policies, such as direct price negotiation between the U.S. Department of Health and Human Services and manufacturers.
Increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries may result in increased pricing pressure by influencing the reimbursement policies of third-party payers. Healthcare reform legislation has increased the number of patients who have insurance coverage for our products, but provisions such as the assessment of a branded pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs may have an adverse effect on us. It is uncertain how current and future reforms in these areas will influence the future of our business operations and financial condition. In addition, “tender systems” for generic pharmaceuticals have been implemented (by both public and private entities) in a number of significant markets in which we operate, including in some European markets, in an effort to lower prices. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. These measures impact marketing practices and reimbursement of drugs and may further increase pressure on reimbursement margins. Certain other countries may consider the implementation of a tender system. Failing to win tenders or our withdrawal from participating in tenders, or the implementation of similar systems in other markets leading to further price declines, could have a material adverse effect on our business, financial position and results of operations.
A significant portion of our revenues is derived from sales to a limited number of customers.
A significant portion of our revenues is derived from sales to a limited number of customers. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial condition and results of operations could be materially adversely affected. For a description of our revenue from our main customers, see note 19 to our consolidated financial statements.
We may not be able to find or successfully bid for suitable acquisition targets or licensing opportunities, or consummate and integrate future acquisitions.
We may evaluate or pursue potential acquisitions, strategic alliances and licenses, among other transactions, as part of our business strategy. Relying on acquisitions, licensing agreements and other transactions as sources of new specialty, biosimilar and other products, or as a means of growth, involves risks that could adversely affect our future revenues and operating results. We may not be successful in seeking or consummating appropriate opportunities to enable us to execute our business strategy. We may not be able to pursue relevant acquisitions and licensing opportunities due to financial capacity constraints, and we may not be able to obtain necessary regulatory approvals, including those of competition authorities, and as a result, or for other reasons, we may fail to consummate an announced acquisition. We may fail to integrate acquisitions successfully into our existing business, and could incur or assume significant debt and unknown or contingent liabilities, including, among others, patent infringement or product liability claims. In addition, partners for which we may enter into licensing or other collaboration agreements may not be able to perform their responsibilities challenging the ability to monetize opportunities related to them.
We may decide to sell assets, which could adversely affect our prospects and opportunities for growth.
We may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. We closed or divested a significant number of manufacturing plants and R&D facilities between 2017 and 2019 in connection with our restructuring plan and may close or divest additional plants and facilities as part of our ongoing efficiency measures and plant rationalization process. We have explored and may continue to explore the sale of certain non-core
assets. We may fail to identify appropriate opportunities to divest assets on terms acceptable to us or may fail to transition employees and continuing operations from disposed businesses efficiently. If divestiture opportunities are found, consummation of any such divestiture may be subject to closing conditions, including obtaining necessary regulatory approvals, including those of competition authorities, and as a result, or for other reasons, we may fail to consummate an announced divestiture. Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, the durability of our manufacturing network, our market share in particular markets or our opportunities with respect to certain markets.

Compliance, regulatory and litigation risks
Our operations are subject to complex legal and regulatory environments. If we fail to comply with applicable laws and regulations we may suffer legal consequences that may have a material effect on our business, operations or reputation.
We operate around the world in complex legal and regulatory environments. Any failure to comply with applicable laws, rules and regulations may result in civil and/or criminal legal proceedings and lead to fines, damages, mandated compliance programs and other sanctions and remedies that may materially affect our business and operations as well as our reputation. In addition, as rules and regulations change or as interpretations of those rules and regulations evolve, our prior conduct or that of companies we have acquired may be investigated.
Examples of rules and regulations impacting our operations include rules and regulations applicable to the sales and marketing of our products, competition laws, trade control laws, anti-bribery laws, privacy laws, compliance with cGMP, labor laws, safety and laws regarding manufacturing practices, product labeling, advertising and post marketing reporting including adverse event reports and field alerts due to manufacturing quality concerns, tax and financial reporting laws and environmental laws.
We are currently subject to several governmental and civil proceedings and litigations relating to our pricing and marketing practices, intellectual property, product liability, competition matters, opioids, securities disclosure and corporate governance and environmental matters. These investigations and litigations are costly and involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of these proceedings may result in large monetary fines, damages, additional litigation, such as securities and derivative actions, and other non-monetary
sanctions and remedies, such as mandated compliance agreements, which can be expensive and disruptive to operations.
Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.
Certain governmental and regulatory agencies are focused on the abuse of opioid medications in the United States. U.S. federal, state and local governmental and regulatory agencies are conducting investigations of us, other pharmaceutical manufacturers and other supply chain participants with regard to the manufacture, sale, marketing and distribution of opioid medications. A number of state attorneys general, including a coordinated multistate effort, are investigating our sales and marketing of opioids, and we have received subpoenas from the DOJ seeking documents relating to the manufacture, marketing and sale of opioid medications. In addition, we are currently litigating civil claims and administrative actions brought by various states and political subdivisions as well as private claimants, against various manufacturers, distributors and retail pharmacies throughout the United States in connection with our manufacture, sale and distribution of opioids. Also, several jurisdictions and consumers in Canada have initiated litigation regarding opioids alleging similar claims as those in the United States, and we may be sued in other jurisdictions globally for similar claims as well. For further information, including on a nation-wide framework agreement we entered into with a group of attorney generals, see “Opioids Litigation” in note 12 to our consolidated financial statements.
In addition to the costs and potential consequences associated with defending the governmental investigations and legal proceedings, legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not able to predict. For example, a number of states, including New York, have enacted legislation that requires the payment of assessments or taxes on the sale or distribution of opioid medications in those states. If other state or local jurisdictions successfully enact similar legislation and we are not able to mitigate the impact on our business through operational changes or commercial arrangements, such legislation in the aggregate may have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and related regulations administered by the DEA in the U.S., as well as the requirements of similar laws and regulations in other countries where we operate, relating to the manufacture, shipment, storage, sale, and use of controlled substances. While we are committed to compliance and have robust compliance systems in place, risk associated with these laws and regulations cannot be entirely eliminated by policies and procedures. The DEA and other regulatory agencies also set annual procurement quotas that limit the availability of the controlled substances used in certain of our current products and products in development, and quota levels may impact our ability to meet commercial demand or complete clinical trials. In addition, prescription drug abuse and the diversion of opioids and other controlled substances are the frequent subject of public attention, which presents significant reputational risk. The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price.
The pharmaceutical sector is facing increased government scrutiny from competition and pricing authorities around the world, which may expose us to significant damages and commercial restrictions that can materially and adversely affect our business.
We are required to comply with competition laws in the territories where we do business around the world. Compliance with these laws has been the subject of increasing focus and activity by regulatory authorities, both in the United States and Europe, in recent years. Alleged actions by our employees, in violation of such laws, or evolving interpretations of competition law as applicable to certain practices, have exposed us, and may further expose us, to investigations and legal proceedings, which may result in significant liability for violations of competition laws, which may have a material adverse effect on our reputation, business, financial condition and results of operations.
We are subject to a DOJ civil investigation and a criminal indictment charging Teva USA with criminal felony Sherman Act violations, that, if resulting in a conviction or guilty plea, could have a material adverse effect on our business, including monetary penalties, debarment from federally funded health care programs and reputational harm. In addition, we are a party to numerous civil claims brought by state officials and private plaintiffs alleging that Teva, together with other pharmaceutical manufacturers, engaged in conspiracies to fix prices and/or allocate market share of generic products in the United States.
We have been involved in numerous litigations involving challenges to the validity or enforceability of listed patents (including our own), and therefore settling patent litigations has been and will likely continue to be an important part of our business. We have been facing increased scrutiny of our patent settlements, including from the U.S. Federal Trade Commission (“FTC”) and the European Commission. Accordingly, we may receive formal or informal requests from competition law authorities around the world for information about a particular settlement agreement, and there is a risk that governmental authorities, customers, other downstream purchasers or others may commence actions against us alleging violations of antitrust laws. We are currently defendants in antitrust actions brought by U.S. states, the European Commission and private plaintiffs involving numerous settlement agreements and, since 2015, we are subject to a consent decree with the FTC, which imposes on us certain injunctive reliefs with respect to our ability to enter into patent settlements in the United States. The U.S. Congress and certain state legislatures in the United States have also passed, or proposed passing, legislation that could adversely impact our ability to settle patent litigations. For example, the State of California has enacted legislation that prohibits, with certain exceptions and safe harbors, various types of patent litigation settlements, and imposes substantial monetary penalties on companies and individuals who do not comply. Such legislation creates a risk of significant potential exposure for settling patent litigations and, in turn, makes it more difficult to settle in the first place, which could have a material adverse effect on our business.
Following calls in recent years from policy makers and other stakeholders in many countries for governmental intervention against the high prices of certain pharmaceutical products, we are currently, and may in the future be, subject to governmental investigations, claims or other legal or regulatory actions regarding our pricing and/or other alleged exclusionary practices. These include U.S. Congressional investigations regarding both our specialty and generic medicines, the European Commission’s inquiry into COPAXONE and the U.K. Competition and Markets Authority inquiry regarding hydrocortisone. Also, in September 2020, the U.S. House Committee on Oversight and Reform held a hearing focused on pricing of branded medications, which focused in part on historic pricing of COPAXONE in the U.S. It is not possible to predict the ultimate outcome of any such investigations, claims or proceedings or what other investigations or lawsuits or regulatory responses may result from such assertions, which could have a material adverse effect on our reputation, business, financial condition and results of operations. See note 12 to our consolidated financial statements for more information on our material investigations, proceedings and litigations relating to competition law and governmental investigations.
Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products, and we have sold and may in the future elect to sell products prior to the final resolution of outstanding patent litigation, and, as a result, we could be subject to liability for damages in the United States, Europe and other markets where we do business.
Our ability to introduce new products depends in large part upon the success of our challenges to patent rights held by third parties or our ability to develop non-infringing
products. Based upon a variety of legal and commercial factors, we may elect to sell a product even though patent litigation is still pending, either before any court decision is rendered or while an appeal of a lower court decision is pending. The outcome of such patent litigation could, in certain cases, materially adversely affect our business. For example, we launched a generic version of Protonix
®
(pantoprazole) despite pending litigation with the company that sells the brand versions, which we eventually settled in 2013 for $1.6 billion. For further details, see note 12 to our consolidated financial statements.
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
Teva maintains an insurance program, which may include commercial insurance, self-insurance (including direct risk retention), or a combination of both approaches, in amounts and on terms that it believes are reasonable and prudent in light of its business and related risks. Teva sells, and will continue to sell, pharmaceutical products that are not covered by its product liability insurance. In addition, it may be subject to claims for which insurance coverage is denied, as well as claims that exceed its policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, Teva may not be able to obtain the type and amount of insurance it desires, or any insurance on reasonable terms, in the markets in which it operates. For details regarding our current material product liability cases, see note 12 to our consolidated financial statements.

Any failure to comply with the complex reporting and payment obligations under the Medicare and Medicaid programs may result in further litigation or sanctions, in addition to those that we have announced in previous years.
The U.S. laws and regulations regarding Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. The subjective decisions and complex methodologies used in making calculations under these programs are subject to review and challenge, and it is possible that such reviews could result in material changes. A number of state attorney generals and others have filed lawsuits alleging that we and other pharmaceutical companies reported inflated average wholesale prices, leading to excessive payments by Medicare and/or Medicaid for prescription drugs. In addition, the U.S. government has alleged violations of the federal Anti-Kickback Statute, and related causes of action under the federal False Claims Act and state law in connection with Teva’s donations to patient assistance programs. Such allegations could, if proven or settled, result in additional monetary penalties (beyond the lawsuits we have already settled) and possible exclusion from Medicare, Medicaid and other programs. In addition, we are notified from time to time of governmental investigations regarding drug reimbursement or pricing issues. See “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12 to our consolidated financial statements. Certain parts of Medicare benefits are under scrutiny, as the U.S. Congress looks for ways to reduce government spending on prescription medicines.
Sanctions and other trade control laws create the potential for significant liabilities, penalties and reputational harm.
As a company with global operations, we may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export,
transfer and diversion of goods (including finished goods, materials, APIs, packaging materials, other products and machines), services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, restrictions on sales to parties that are listed on (or are owned or controlled by one or more parties listed on) denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control (OFAC), the U.S. Department of Commerce, other U.S. agencies and multiple other agencies of other jurisdictions around the world where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of finished goods and API as well as the licensing of our intellectual property. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years, and requirements under applicable Customs and Trade Controls in general, change frequently. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries (such as distributors and wholesalers) or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.
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
In 2020, approximately 48% of revenues were denominated in currencies other than the U.S. dollar. As a result, we are subject to significant foreign currency risks, including repatriation restrictions in certain countries, and may face heightened risks as we enter new markets. An increasing proportion of our sales, particularly in Latin America, Central and Eastern European countries and Asia, are recorded in local currencies, which exposes us to the direct risk of devaluations, hyperinflation or exchange rate fluctuations. Exchange rate movements during 2020 in comparison with 2019, including hedging effects, negatively impacted overall revenues by $33 million and operating income (loss) by $56 million. The imposition of price controls or restrictions on the conversion of foreign currencies could also have a material adverse effect on our financial results.
In particular, although the majority of our net sales and operating costs is recorded in, or linked to, the U.S. dollar, our reporting currency, in 2020 we incurred a substantial amount of operating costs in currencies other than the U.S. dollar.
As a result, fluctuations in exchange rates between the currencies in which such costs are incurred and the U.S. dollar may have a material adverse effect on our results of operations, the value of balance sheet items denominated in foreign currencies and our financial condition.
We use derivative financial instruments and “hedging” techniques to manage our balance sheet and operating income net exposure to currency exchange rate fluctuations in the major foreign currencies in which we operate. However, not all of our potential exposure is covered, and some elements of our consolidated financial statements, such as our equity position, are not fully protected against foreign currency exposures. Therefore, our exposure to exchange rate fluctuations could have a material adverse effect on our financial results.
Our intangible assets may continue to lead to significant impairments in the future.
We regularly review our long-lived assets, including identifiable intangible assets, goodwill and property, plant and equipment, for impairment. Goodwill and acquired indefinite life intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Other long-lived assets are reviewed when there is an indication that impairment may have occurred. The amount of goodwill, identifiable intangible assets and property, plant and equipment on our consolidated balance sheet may increase following acquisitions or other collaboration agreements. Changes in market conditions or other changes in the future outlook of value may lead to further impairments in the future. In addition, the potential divestment of assets, including the closure or divestment of manufacturing plants and R&D facilities, headquarters and other office locations, may lead to additional impairments. Future events or decisions may lead to asset impairments and/or related charges. For assets that are not impaired, we may adjust the remaining useful lives. Certain non-cash
impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any significant impairment could have a material adverse effect on our results of operations. See notes 6 and 7 in our consolidated financial statements, for descriptions of impairments of intangible assets and goodwill in recent periods.
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
The base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Cooperation and Development (“OECD”) may have adverse consequences to our tax liabilities. The BEPS project contemplates changes to numerous international tax principles, as well as national tax incentives, and these changes, when adopted by individual countries, could adversely affect our provision for income taxes. The first wave of BEPS recommendations is being implemented by countries in specific national tax laws, and the OECD is currently working on further initiatives that may further change current international tax principles. It remains difficult to predict the magnitude of the effect of such new rules on our financial results.
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
Not applicable.

ITEM 2. PROPERTIES
We own or lease 86 manufacturing and R&D facilities, occupying approximately 25.2 million square feet. As of December 31, 2020, our manufacturing and R&D facilities are used by our business segments as follows:

Business Segment	Number of Facilities	Square Feet (in thousands)
North America	19	5,125
Europe	32	12,300
International Markets	35	7,769

Worldwide Total Manufacturing and R&D Facilities	86	25,194
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
In Israel, our principal executive offices and corporate headquarters recently relocated from Petach-Tikva to Tel Aviv-Jaffa. Our executive offices in Petach-Tikva are leased until December 2021 and we have an operating lease for the office space in Tel Aviv-Jaffa for an initial term of twelve and a half years, with an option for three extensions.
In North America, our principal executive offices are our U.S. headquarters in Parsippany, New Jersey. In Europe, our principal executive offices are in Amsterdam, the Netherlands.
We are continuing the ongoing review and optimization of our manufacturing and supply network, which may include closures and/or divestment of manufacturing plants around the world.
ITEM 3.
LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Item 8—Financial Statements—Note 12b.—Contingencies” and is incorporated by reference herein.
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
Holders
The number of record holders of ADSs at December 31, 2020 was 2,747.
The number of record holders of ordinary shares at December 31, 2020 was 185.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Performance Graph
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. dollars, for the calendar years ended December 31, 2016, 2017, 2018, 2019 and 2020, of $100 invested on December 31, 2015 in the Company’s ADSs, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

*	$100 invested on December 31, 2015 in stock or index—including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6. SELECTED FINANCIAL DATA
Operating Data

	For the year ended December 31,
	2020	2019	2018	2017	2016
	(U.S. dollars in millions, except share and per share amounts)
Income Statement Data: (a)
Net revenues	16,659	16,887	18,271	21,853	21,464
Cost of sales	8,933	9,351	9,975	11,237	9,811

Gross profit	7,726	7,537	8,296	10,615	11,653
Research and development expenses	997	1,010	1,213	1,778	2,077
Selling and marketing expenses	2,498	2,614	2,916	3,395	3,583
General and administrative expenses	1,173	1,192	1,298	1,451	1,390
Intangible assets impairment	1,502	1,639	1,991	3,238	589
Goodwill impairment	4,628	—	3,027	17,100	900
Other asset impairments, restructuring and other items	479	423	987	1,836	830
Legal settlements and loss contingencies	60	1,178	(1,208)	500	899
Other Income	(40)	(76)	(291)	(1,199)	(769)

Operating income (loss)	(3,572)	(443)	(1,637)	(17,484)	2,154
Financial expenses, net	834	822	959	895	1,330

Income (loss) before income taxes	(4,406)	(1,265)	(2,596)	(18,379)	824
Income taxes (benefit)	(168)	(278)	(195)	(1,933)	521
Share in (profits) losses of associated companies, net	(138)	13	71	3	(8)

Net income (loss)	(4,099)	(1,000)	(2,472)	(16,449)	311
Net income (loss) attributable to non-controlling interests	(109)	(2)	(322)	(184)	(18)

Net income (loss) attributable to Teva	(3,990)	(999)	(2,150)	(16,265)	329

Accrued dividends on preferred shares	—	—	249	260	261

Net income (loss) attributable to ordinary shareholders	(3,990)	(999)	(2,399)	(16,525)	68

Earnings (loss) per share attributable to ordinary shareholders:
Basic ($)	(3.64)	(0.91)	(2.35)	(16.26)	0.07

Diluted ($)	(3.64)	(0.91)	(2.35)	(16.26)	0.07

Weighted average number of shares (in millions):
Basic	1,095	1,091	1,021	1,016	955

Diluted	1,095	1,091	1,021	1,016	961

Dividend per ordinary share	—	—	$0.51	$1.36	$1.36

(a)
For a discussion of items that affected the comparability of results for the years 2020 and 2019, refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet Data

	As at December 31,
	2020	2019	2018	2017	2016
	(U.S. dollars in millions)
Financial assets (cash, cash equivalents and investment in securities)	2,478	2,033	1,846	1,060	1,949
Identifiable intangible assets, net	8,923	11,232	14,005	17,640	21,487
Goodwill	20,624	24,846	24,917	28,414	44,409
Working capital (operating assets minus liabilities)	662	74	(186)	(384)	303
Total assets	50,640	57,470	60,683	70,615	93,057
Short-term debt, including current maturities	3,188	2,345	2,216	3,646	3,276
Long-term debt, net of current maturities	22,731	24,562	26,700	28,829	32,524

Total debt	25,919	26,908	28,916	32,475	35,800
Total equity	11,061	15,063	15,794	18,745	34,993

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

R&D and New Launches
We do not expect a material impact on our ongoing clinical research programs and product launches as a result of the
COVID-19
pandemic; however, we have experienced minimal delays in clinical trials due to cessation or slow-downs of recruitment for patient studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. We may experience further delays if the pandemic continues for an extended period of time. All of our new product launches have been risk-assessed based on upcoming manufacturing and regulatory inspections.
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
Trends
We are still not experiencing material delays in development, production and distribution of medicines or disruptions in our supply chains; however, longer term effects cannot be predicted at this time and would depend on the duration and severity of the pandemic and the restrictive measures put in place to control its impact. In the first quarter of 2020, we experienced increasing demand for certain medicines, as would be expected during a global crisis of this nature. We saw a compensating effect with lower demand for certain medicines during the second quarter of 2020 and continuing slightly lower demand due to less physician and hospital activity in certain regions and for certain medicines in the second half of 2020. Although no one can predict future demand for pharmaceutical products, market dynamics or the scope or duration of the financial and other challenges arising from the pandemic, it is possible that we will continue to see variable demand in 2021, but we do not currently anticipate a material negative impact on our 2021 financial results due to the ongoing global pandemic.
Highlights
Significant highlights of 2020 included:

•
Our revenues in 2020 were $16,659 million, a decrease of 1% in both U.S. dollar and local currency terms, compared to 2019, mainly due to a decline in revenues from certain oncology products, COPAXONE and certain respiratory products, partially offset by higher revenues from AUSTEDO and AJOVY. The decline in revenues was also affected by reduced demand for certain products resulting from the impact of the
COVID-19
pandemic.

•
Our North America segment generated revenues of $8,447 million and profit of $2,421 million in 2020. Revenues decreased by 1% compared to 2019, mainly due to a decline in revenues from COPAXONE, BENDEKA/TREANDA and certain other specialty products, partially offset by higher revenues from AUSTEDO, AJOVY and our U.S. generics business. Our North America segment has experienced some reductions in volume due to less physician and hospital activity during the
COVID-19
pandemic, but has also experienced increase in demand for certain products related to the treatment of
COVID-19

and its symptoms. In addition, the ability to promote our new specialty products, primarily AJOVY and AUSTEDO, has been impacted by less physician visits by patients and less physician interactions by our sales personnel. Profit increased by 7%, mainly due to higher gross profit margin and lower R&D expenses.

•
Our Europe segment generated revenues of $4,757 million and profit of $1,331 million in 2020. Revenues decreased by 1%, or 2% in local currency terms compared to 2019, mainly due to price declines for our oncology products as a result of generic competition and a decline in COPAXONE revenues due to competing glatiramer acetate products, partially offset by the launch of AJOVY. Revenues from generic products were flat, due to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during the second half of 2020 due to the
COVID-19
pandemic, partially offset by new generic product launches. The
COVID-19
pandemic caused significant fluctuations in customer stocking throughout 2020, which mostly offset each other by year-end.
Profit increased by 1%, mainly due to lower S&M expenses.

•
Our International Markets segment generated revenues of $2,154 million and profit of $474 million in 2020. Revenues decreased by 4%, or flat in local currency terms compared to 2019, with higher revenues in most markets offsetting the lower sales in Japan and loss of revenues from divested businesses in Israel. Revenues in 2020 were also impacted by reduced demand for certain products and higher demand for other products, resulting from the impact of the
COVID-19
pandemic. In addition, the
COVID-19
pandemic has led to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during 2020. Profit increased by 2%, mainly due to higher revenues in most markets and lower S&M expenses, partially offset by lower sales in Japan.

•	Our revenues from other activities in 2020 were $1,302 million, flat compared to 2019. In local currency terms, revenues decreased by 1%.

•	Impairments of identifiable intangible assets were $1,502 million and $1,639 million in the years ended December 31, 2020 and 2019, respectively. See note 6 to our consolidated financial statements.

•	We recorded a goodwill impairment charge of $4,628 million related to our North America reporting unit in the year ended December 31, 2020. See note 7 to our consolidated financial statements.

•
We recorded expenses of $479 million for other asset impairments, restructuring and other items in 2020, compared to expenses of $423 million in 2019. See note 15 to our consolidated financial statements.

•	In 2020, we recorded an expense of $60 million in legal settlements and loss contingencies, compared to $1,178 million in 2019. See note 11 to our consolidated financial statements.

•
Operating loss was $3,572 million in 2020, compared to an operating loss of $443 million in 2019. The increase in operating loss in 2020 was mainly due to goodwill impairment charges, partially offset by lower provisions in connection with legal settlements and loss contingencies, as well as higher profit in our North America segment.

•
Financial expenses were $834 million in 2020, compared to $822 million in 2019. Financial expenses in 2020 were mainly comprised of interest expenses of $963 million, partially offset by gains on revaluations of marketable securities of $85 million (see note 20 to our consolidated financial statements) as well as a gain of $26 million resulting from our hedging and derivatives activities. Financial expenses in 2019 were mainly comprised of interest expenses of $881 million.

•
In 2020, we recognized a tax benefit of $168 million, or 4%, on a pre-tax
loss of $4,406 million. In 2019, we recognized a tax benefit of $278 million, or 22%, on a pre-tax
loss of $1,265 million. Our tax rate for 2020 was lower than in 2019, mainly due to goodwill impairments that did not have a corresponding tax effect.

•	Exchange rate movements during 2020, including hedging effects, in comparison with 2019, negatively impacted revenues by $33 million and operating income (loss) by $56 million.

•
As of December 31, 2020, our debt was $25,919 million, compared to $26,908 million as of December 31, 2019. This decrease was mainly due to senior notes repaid at maturity with cash generated during the year, partially offset by exchange rate fluctuations.

•	Cash flow generated from operating activities was $1,216 million in 2020, compared to $748 million in 2019. This increase was mainly due to higher profit in our North America segment during 2020.

•
During 2020, we generated free cash flow of $2,110 million, which we define as comprising $1,216 million in cash flow generated from operating activities, $1,405 million in beneficial interest collected in exchange for securitized accounts receivables and $67 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $578 million in cash used for capital investments. The increase in 2020 compared to 2019, resulted mainly from higher cash flow generated from operating activities, partially offset by less cash generated from sales of assets and higher capital investments.

Alvotech Partnership
In August 2020, we entered into a partnership agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. We paid an upfront payment in the third quarter of 2020 that was recorded as R&D expenses. During the fourth quarter of 2020, we accrued additional amounts due to the high probability that additional milestone payments will be paid in 2021. Additional development and commercial milestone payments of up to $450 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars.
Results of Operations
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2020 and 2019. For a comparison of our results of operations and financial condition for fiscal years 2019 and 2018, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form
10-K,
filed with the SEC on February 21, 2020.
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the past two years:

	Year ended December 31,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$8,447	100%	$8,542	100.0%
Gross profit	4,489	53.1%	4,350	50.9%
R&D expenses	622	7.4%	652	7.6%
S&M expenses	1,013	12.0%	1,021	12.0%
G&A expenses	443	5.2%	439	5.1%
Other (income) expense	(10)	§	(14)	§

Segment profit*	$2,421	28.7%	$2,252	26.4%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in 2020 were $8,447 million, a decrease of $95 million, or 1%, compared to 2019, mainly due to a decline in revenues from COPAXONE, BENDEKA/TREANDA and certain other specialty products, partially offset by higher revenues from AUSTEDO, AJOVY and our U.S. generics business. Our North America segment has experienced some reductions in volume due to less physician and hospital activity during the
COVID-19
pandemic, but has also experienced increase in demand for certain products related to the treatment of
COVID-19
and its symptoms. In addition, the ability to promote our new specialty products, primarily AJOVY and AUSTEDO, has been impacted by less physician visits by patients and less physician interactions by our sales personnel.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2019-2020
	2020	2019
	(U.S. $ in millions)
Generic products	$4,010	$3,963	1%
AJOVY	134	93	45%
AUSTEDO	637	412	55%
BENDEKA/TREANDA	415	496	(16%)
COPAXONE	884	1,017	(13%)
ProAir*	241	274	(12%)
QVAR	179	250	(28%)
Anda	1,462	1,492	(2%)
Other	485	546	(11%)

Total	$8,447	$8,542	(1%)

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.
Generic products
revenues in our North America segment (including biosimilars) in 2020 increased by 1% to $4,010 million, compared to 2019, mainly due to higher revenues from TRUXIMA (the biosimilar to Rituxan
®
), our ProAir authorized generic and new generic product launches, partially offset by lower revenues from other generic products.
Among the most significant generic products we sold in North America in 2020 were TRUXIMA, albuterol sulfate inhalation aerosol (our ProAir authorized generic), emtricitabine and tenofovir disoproxil fumarate tablets (the generic equivalent of Truvada
®
), epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
) and lidocaine transdermal patch (the generic equivalent of Lidoderm Patch
®
).
For more information on our generic products, including biosimilars, see “Item 1—Business—Our Product Portfolio and Business Offering—Generic Medicines.”
In 2020, we led the U.S. generics market in total prescriptions and new prescriptions, with approximately 348 million total prescriptions (based on trailing twelve months), representing 9.6% of total U.S. generic prescriptions according to IQVIA data.

AJOVY
revenues in our North America segment in 2020 increased by 45% to $134 million, compared to 2019, mainly due to growth in volume. In 2020, AJOVY’s exit market share in the United Stated in terms of total number of prescriptions was 20%, compared to 17% in 2019.
For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—AJOVY.”
AUSTEDO
revenues in our North America segment in 2020 increased by 55% to $637 million, compared to 2019. This increase was mainly due to growth in volume.
For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—AUSTEDO.”
BENDEKA
and
TREANDA
combined revenues in our North America segment in 2020 decreased by 16% to $415 million, compared to 2019, mainly due to the emergence of alternative novel therapies and continued competition from Belrapzo
®
(a
ready-to-dilute
bendamustine hydrochloride product from Eagle).
For more information on BENDEKA and TREANDA, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—Oncology.”
COPAXONE
revenues in our North America segment in 2020 decreased by 13% to $884 million, compared to 2019, mainly due to generic competition in the United States.
For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—COPAXONE.”
ProAir
(HFA and RespiClick) revenues in our North America segment in 2020 decreased by 12% to $241 million, compared to 2019. In January 2019, we launched our own ProAir authorized generic in the United States, following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Revenues from our ProAir authorized generic are included in “generic products” above. In 2020, ProAir was the fourth largest short-acting beta-agonist in the market, with an exit market share of 10.2% in terms of total number of prescriptions for albuterol inhalers, compared to 23.3% in 2019. The exit market share including our ProAir authorized generic is 40.1%, making our overall albuterol product the largest in the market, compared to 45.8% in 2019. Generic versions of ProAir were launched in 2020.
For more information on ProAir and our Digihaler portfolio, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—Respiratory.”
QVAR
revenues in our North America segment in 2020 decreased by 28% to $179 million, compared to 2019. This decrease was mainly due to lower volume. In 2020, QVAR maintained its second-place position in the inhaled corticosteroids category in the United States, with an exit market share of 17.4% in terms of total number of prescriptions, compared to 20.5% in 2019.
Anda
revenues from third parties in our North America segment in 2020 decreased by 2% to $1,462 million, compared to 2019.

Product Launches and Pipeline
In 2020, we launched the generic version of the following branded products and biosimilars in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) (1)
Doxepin tablets, 3 mg & 6 mg	Silenor ®	January	$50
HERZUMA ® (trastuzumab-pkrb) for injection, 150 mg/vial & 420 mg/vial (2)	Herceptin ®	March	$3,042
Deferasirox Tablets, 180mg	Jadenu ®	April	$53
Romidepsin Injection, 27.5mg/5.5 mL (5mg/mL) (3)	(3)	April	—
Vigabatrin for Oral Solution, USP, 500mg	Sabril ®	May	$254
Everolimus Tablets, 2.5mg, 5mg & 7.5mg	Anfinitor ®	June	$401
Imiquimod Cream 3.75% (4)	Zyclara ®	July	$24
Sildenafil for Oral Suspension	Revatio ®	August	$121
PEG-3350, Sodium Sulfate, Sodium Chloride, Potassium Chloride, Sodium Ascorbate, and Ascorbic Acid for Oral Solution	MoviPrep ®	August	$10
Tobramycin Inhalation Solution, USP	Bethkis ®	September	$42
Dimethyl Fumarate Delayed-Release Capsules	Tecfidera ®	September	$3,788
Efavirenz, Emtricitabine and Tenofovir Disoproxil Fumarate Tablets	Atripla ®	September	$578
Emtricitabine and Tenofovir Disoproxil Fumarate Tablets, 200mg/300mg	Truvada ®	September	$2,872
Methylphenidate Hydrochloride Extended-Release Capsules	Aptensio XR ®	October	$38
Alvimopan Capsules	Entereg ®	December	$92
Colchicine Tablets, USP	Colcrys ®	December	$415

(1)	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
(2)	Biosimilar.
(3)	Approved via 505(b)(2) regulatory pathway; not equivalent to a brand product.
(4)	Authorized generic.
As of December 31, 2020, our generic products pipeline in the United States includes 213 product applications awaiting FDA approval, including 75 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended September 30, 2020 exceeding $110 billion, according to IQVIA. Approximately 70% of pending applications include a paragraph IV patent challenge and we believe we are first to file with respect to 80 of these products, or 104 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $78 billion in U.S. brand sales for the twelve months ended September 30, 2020, according to IQVIA.
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

In 2020, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Eliglustat Capsules, 84mg	Cerdela ®	$111
Icosapent Capsules, 500mg & 1000mg	Vascepa ®	$972
Macitenta Tablets, 10mg	Opsumit ®	$590
Pemetrexed Disodium Injection, 100mg vial	Alimta ®	$255
Apixaban Tablets, 2.5 mg and 5 mg	Eliquisr ®	$11,445
Pirfenidone Tablets	Esbriet ®	$540
Micafungin for Injection	Mycamine ®	$125

*	For the twelve months ended in the calendar quarter immediately prior to the receipt of tentative approval.
For a description of our specialty product pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines” above.
North America Gross Profit
Gross profit from our North America segment in 2020 was $4,489 million, an increase of 3% compared to $4,350 million in 2019. This increase was mainly due to higher revenues from AUSTEDO, partially offset by lower revenues from COPAXONE.
Gross profit margin for our North America segment in 2020 increased to 53.1%, compared to 50.9% in 2019. This increase was mainly due to higher revenues from AUSTEDO and a favorable mix of generic products.
North America R&D Expenses
R&D expenses relating to our North America segment in 2020 were $622 million, a decrease of 5% compared to $652 million in 2019.
For a description of our R&D expenses in 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America S&M Expenses
S&M expenses relating to our North America segment in 2020 were $1,013 million, a decrease of 1% compared to $1,021 million in 2019.
North America G&A Expenses
G&A expenses relating to our North America segment in 2020 were $443 million, an increase of 1% compared to $439 million in 2019.
North America Other Income
Other income from our North America segment in 2020 was $10 million, compared to $14 million in 2019. Other income in 2020 was mainly comprised of Section 8 recoveries in Canada.

North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our North America segment in 2020 was $2,421 million, an increase of 7% compared to $2,252 million in 2019. This increase was mainly due to higher gross profit margin and lower R&D expenses, as discussed above.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the past two years:

	Year ended December 31,
	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$4,757	100%	$4,795	100%
Gross profit	2,666	56.0%	2,704	56.4%
R&D expenses	247	5.2%	262	5.5%
S&M expenses	830	17.4%	890	18.6%
G&A expenses	261	5.5%	239	5.0%
Other (income) expense	(3)	§	(5)	§

Segment profit*	$1,331	28.0%	$1,318	27.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in 2020 were $4,757 million, a decrease of $38 million, or 1%, compared to 2019. In local currency terms, revenues decreased by 2%, mainly due to price declines for our oncology products as a result of generic competition and a decline in COPAXONE revenues due to competing glatiramer acetate products, partially offset by the launch of AJOVY. Revenues from generic products were flat, due to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during the second half of 2020 due to the
COVID-19
pandemic, partially offset by new generic product launches. The
COVID-19
pandemic caused significant fluctuations in customer stocking throughout 2020, which mostly offset each other by year-end.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2019-2020
	2020	2019
	(U.S. $ in millions)
Generic products	$3,513	$3,470	1%
AJOVY	31	3	852%
COPAXONE	400	432	(7%)
Respiratory products	353	354	§
Other	459	536	(14%)

Total	$4,757	$4,795	(1%)

§	Represents an amount less than 0.5%.

Generic products
revenues in our Europe segment in 2020, including OTC products, increased by 1% to $3,513 million, compared to 2019. In local currency terms, revenues were flat, due to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during the second half of 2020 due to the
COVID-19
pandemic, partially offset by new generic product launches. The
COVID-19
pandemic caused significant fluctuations in customer stocking throughout 2020, which mostly offset each other by year-end.
AJOVY
revenues in our Europe segment in 2020 were $31 million, compared to $3 million in 2019, mainly due to launches and reimbursements in additional European countries.
For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—AJOVY.”
COPAXONE
revenues in our Europe segment in 2020 decreased by 7% to $400 million, compared to 2019. In local currency terms, revenues decreased by 9%, mainly due to price reductions resulting from competing glatiramer acetate products.
For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—COPAXONE.”
Respiratory products
revenues in our Europe segment in 2020 were $353 million, flat compared to $354 million in 2019. In local currency terms, revenues decreased by 1%.
Product Launches and Pipeline
As of December 31, 2020, our generic products pipeline in Europe included 500 generic approvals relating to 71 compounds in 149 formulations, no EMA approvals received. In addition, approximately 1,105 marketing authorization applications pending approval in 37 European countries, relating to 133 compounds in 270 formulations. No applications are pending with the EMA.
For a description of our specialty product pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines” above.
Europe Gross Profit
Gross profit from our Europe segment in 2020 was $2,666 million, a decrease of 1% compared to $2,704 million in 2019. This decrease was mainly due to lower revenues from COPAXONE and other specialty products, partially offset by the launch of AJOVY.
Gross profit margin for our Europe segment in 2020 decreased to 56.0%, compared to 56.4% in 2019. This decrease was mainly due to the change in product mix.
Europe R&D Expenses
R&D expenses relating to our Europe segment in 2020 were $247 million, a decrease of 6% compared to $262 million in 2019.
For a description of our R&D expenses in 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in 2020 were $830 million, a decrease of 7% compared to $890 million in 2019. This decrease was mainly due to lower marketing and travel costs attributed to restrictions related to the
COVID-19
pandemic.

Europe G&A Expenses
G&A expenses relating to our Europe segment in 2020 were $261 million, an increase of 9% compared to $239 million in 2019.
Europe Profit
Profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in 2020 was $1,331 million, an increase of 1% compared to $1,318 million in 2019. The increase was mainly due to lower S&M expenses, as described above.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the past two years:

	2020		2019
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,154	100%	$2,246	100%
Gross profit	1,096	50.9%	1,167	51.9%
R&D expenses	70	3.3%	88	3.9%
S&M expenses	427	19.8%	481	21.4%
G&A expenses	136	6.3%	138	6.1%
Other (income) expense	(11)	(0.5%)	(3)	§

Segment profit*	$474	22.0%	$464	20.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
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
Revenues from our International Markets segment in 2020 were $2,154 million, a decrease of $92 million, or 4%, compared to 2019. In local currency terms, revenues were flat compared to 2019, with higher revenues in most markets offsetting the lower sales in Japan and loss of revenues from divested businesses in Israel. Revenues in 2020 were also impacted by reduced demand for certain products and higher demand for other products, resulting from the impact of the
COVID-19
pandemic. In addition, the
COVID-19
pandemic has led to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during 2020.

Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2019-2020
	2020	2019
	(U.S. $ in millions)
Generic products	$1,792	$1,893	(5%)
COPAXONE	53	63	(16%)
Other	309	291	6%

Total	$2,154	$2,246	(4%)

Generic products
revenues in our International Markets segment in 2020, which include OTC products, decreased by 5% to $1,792 million, compared to 2019. In local currency terms, revenues were flat, mainly due to lower revenues in Japan resulting from regulatory price reductions and generic competition to off-patented
products, offset by higher revenues in most other markets. Revenues in 2020 were also impacted by reduced demand for certain products and higher demand for other products, resulting from the impact of the
COVID-19
pandemic. In addition, the
COVID-19
pandemic has led to a decline in doctor and hospital visits by patients resulting in fewer prescriptions during 2020.
COPAXONE
revenues in our International Markets segment in 2020 decreased by 16% to $53 million, compared to 2019. In local currency terms, revenues decreased by 4%.
For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—COPAXONE.”
AJOVY.
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
International Markets Gross Profit
Gross profit from our International Markets segment in 2020 was $1,096 million, a decrease of 6% compared to $1,167 million in 2019.
Gross profit margin for our International Markets segment in 2020 decreased to 50.9%, compared to 51.9% in 2019. This decrease was mainly due to lower revenues in Japan resulting from regulatory price reductions and generic competition to off-patented
products.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in 2020 were $70 million, a decrease of 20% compared to $88 million in 2019.
For a description of our R&D expenses in 2020, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses
S&M expenses relating to our International Markets segment in 2020 were $427 million, a decrease of 11% compared to $481 million in 2019. This decrease was mainly due to lower marketing and travel costs attributed to restrictions related to the
COVID-19
pandemic.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in 2020 were $136 million, flat compared to $138 million in 2019.
International Markets Profit
Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in 2020 was $474 million, an increase of 2% compared to $464 million in 2019. This increase was mainly due to higher revenues in most markets and lower S&M expenses, partially offset by lower sales in Japan, as discussed above.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in 2020 were $1,302 million, flat compared to 2019. In local currency terms, revenues decreased by 1%.
API sales to third parties in 2020 were $774 million, an increase of 3% in both U.S. dollar and local currency terms.
Teva Consolidated Results
Revenues
Revenues in 2020 were $16,659 million, a decrease of 1%, in both U.S. dollar and local currency terms, compared to 2019, mainly due to a decline in revenues from certain oncology products, COPAXONE and certain respiratory products, partially offset by higher revenues from AUSTEDO and AJOVY. The decline in revenues was also affected by reduced demand for certain products resulting from the impact of the
COVID-19
pandemic. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during 2020, including hedging effects, negatively impacted revenues by $33 million, compared to 2019.
Gross Profit
Gross profit in 2020 was $7,726 million, an increase of 3% compared to 2019. This increase was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”

Gross profit as a percentage of revenues was 46.4% in 2020, compared to 44.6% in 2019.
This increase in gross profit as a percentage of revenues was mainly due to higher profitability in North America, resulting from higher revenues from AUSTEDO and AJOVY, higher gross profit margin in our U.S. generics business, partially offset by a decline in COPAXONE revenues due to generic competition.
Selling and Marketing (S&M) Expenses
S&M expenses in 2020 were $2,498 million, a decrease of 4% compared to 2019. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”
S&M expenses as a percentage of revenues were 15.0% in 2020, compared to 15.5% in 2019.
Research and Development (R&D) Expenses
Our R&D activities for generic products in each of our segments include both (i) direct expenses relating to product formulation, analytical method development, stability testing, management of bioequivalence and other clinical studies and regulatory filings; and (ii) indirect expenses, such as costs of internal administration, infrastructure and personnel.
Our R&D activities for specialty and biosimilar products in each of our segments include costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, clinical trials and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to phase 3; (iii) late-stage projects in phase 3 programs, including where a new drug application is currently pending approval; (iv) post-approval studies for marketed products; and (v) indirect expenses, such as costs of internal administration, infrastructure and personnel.
Net R&D expenses for 2020 were $997 million, a decrease of 1% compared to 2019.
In 2020, our R&D expenses were primarily related to specialty product candidates in the pain, neuropsychiatry and respiratory therapeutic areas, with additional activities in selected other areas and generic products including biosimilars.
Our lower R&D expenses in 2020, compared to 2019, resulted primarily from project milestone timing and pipeline optimization.
R&D expenses as a percentage of revenues were 6.0% in both 2020 and 2019.
General and Administrative (G&A) Expenses
G&A expenses in 2020 were $1,173 million, a decrease of 2% compared to 2019.
G&A expenses as a percentage of revenues were 7.0% in 2020, flat compared to 2019.
Identifiable Intangible Asset Impairments
We recorded expenses of $1,502 million for identifiable intangible asset impairments in 2020, compared to expenses of $1,639 million in 2019. See note 6 to our consolidated financial statements.

Goodwill Impairment
We recorded a goodwill impairment charge of $4,628 million related to our North America reporting unit in the year ended December 31, 2020. No goodwill impairment charge was recorded in 2019. See note 7 to our consolidated financial statements.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $479 million for other asset impairments, restructuring and other items in 2020, compared to expenses of $423 million in 2019. For further details, as well as a description of significant regulatory and other events, see note 15 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In 2020, we recorded an expense of $60 million in legal settlements and loss contingencies, compared to $1,178 million in 2019. The expenses in 2020 were mainly related to a fine imposed by the European Commission in relation to a 2005 patent settlement agreement and an increase of a reserve for certain product liability claims in the United States, partially offset by proceeds received following a settlement of the FCPA derivative proceedings in Israel and settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics). The expenses in 2019 were mainly related to an estimated provision recorded in connection with potential settlement of the opioid cases.
Other Income
Other income in 2020 was $40 million, compared to $76 million in 2019. See note 16 to our consolidated financial statements.
Operating Income (Loss)
Operating loss was $3,572 million in 2020, compared to operating loss of $443 million in 2019.
Operating loss as a percentage of revenues was 21.4% in 2020, compared to 2.6% in 2019. The increase in operating loss in 2020 was mainly due to goodwill impairment charges, partially offset by lower provisions in connection with legal settlements and loss contingencies, as well as higher profit in our North America segment.
Financial Expenses, Net
Financial expenses were $834 million in 2020, compared to $822 million in 2019.
Financial expenses in 2020 were mainly comprised of interest expenses of $963 million, partially offset by gains on revaluations of marketable securities of $85 million (see note 20 to our consolidated financial statements) as well as a gain of $26 million resulting from our hedging and derivatives activities. Financial expenses in 2019 were mainly comprised of interest expenses of $881 million.

The following table presents a reconciliation of our segment profits to Teva’s consolidated operating income (loss) and to consolidated income (loss) before income taxes for the past two years:

	Year ended December 31,
	2020	2019
	(U.S.$ in millions)
North America profit	$2,421	$2,252
Europe profit	1,331	1,318
International Markets profit	474	464

Total reportable segments profit	4,225	4,034
Profit (loss) of other activities	163	108

Total segments profit	4,388	4,142
Amounts not allocated to segments:
Amortization	1,020	1,113
Other asset impairments, restructuring and other items	479	423
Goodwill impairment	4,628	—
Intangible asset impairments	1,502	1,639
Gain on divestitures, net of divestitures related costs	(8)	(50)
Other R&D expenses (income)	37	(15)
Costs related to regulatory actions taken in facilities	23	45
Legal settlements and loss contingencies	60	1,178
Other unallocated amounts	219	252

Consolidated operating income (loss)	(3,572)	(443)

Financial expenses, net	834	822

Consolidated income (loss) before income taxes	$(4,406)	$(1,265)

Tax Rate
In 2020, we recognized a tax benefit of $168 million, or 4%, on a pre-tax
loss of $4,406 million.
In 2019, we recognized a tax benefit of $278 million, or 22%, on a pre-tax
loss of $1,265 million. Our tax rate for 2020 was lower than in 2019, mainly due to goodwill impairments that did not have a corresponding tax effect.
The statutory Israeli corporate tax rate was 23% in 2020. Our tax rate differs from the Israeli statutory tax rate mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items with no corresponding tax effect, or with a tax rate that is different from the Israeli tax rate.
Share In (Profits) Losses of Associated Companies, Net
Share in profits of associated companies, net was $138 million in 2020, compared to share in losses of $13 million in 2019. Our share in profits of associated companies, net in 2020 was mainly due to a gain of $134 million reflecting the difference between the book value of our investment in American Well Corporation and its fair value as of the date it completed its initial public offering in September 2020 (see note 20 to our consolidated financial statements).
Net Income (Loss) Attributable to Teva
Net loss was $3,990 million in 2020, compared to a net loss of $999 million in 2019.

Diluted Shares Outstanding and Earnings (Loss) Per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for 2020 and 2019 was 1,095 million and 1,091 million shares, respectively.
In computing diluted loss per share for the twelve months ended December 31, 2020 and 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Diluted loss per share was $3.64 for the year ended December 31, 2020, compared to diluted loss per share of $0.91 for the year ended December 31, 2019.
Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units (“PSUs”) and the conversion of our convertible senior debentures, in each case, at period end.
As of December 31, 2020 and 2019, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,117 million and 1,108 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In 2020, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, Israeli shekel, Japanese yen, British pound, Russian ruble, Canadian dollar, Swiss franc, Indian rupee and Polish zloty) impact our results.
During 2020, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis): the Argentinian peso by 33%, the Brazilian real by 23%, the Turkish lira by 18%, the Chilean peso by 11% and the Russian ruble by 10%. The following main currencies relevant to our operations increased in value against the U.S. dollar: the Swiss franc by 6%, the Israeli shekel by 4%, the Swedish krona by 3%, the Japanese yen by 2% and the euro by 2%.
As a result, exchange rate movements during 2020, including hedging effects, negatively impacted overall revenues by $33 million and negatively impacted our operating income by $56 million in comparison with 2019. In 2020, the positive hedging impact recognized under revenues was $15 million, partially offset by a positive impact of $1 million recognized under cost of sales, in comparison with 2019. Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 10 to our consolidated financial statements.
Commencing in the third quarter of 2018, the cumulative inflation in Argentina exceeded 100% or more over a
3-year
period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.
Liquidity and Capital Resources
Total balance sheet assets were $50,640 million as of December 31, 2020, compared to $57,470 million as of December 31, 2019.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was $662 million as of December 31, 2020, compared to $74 million as of December 31, 2019.
Cash investment in property, plant and equipment in 2020 was $578 million, compared to $525 million in 2019. Depreciation was $537 million in 2020, compared to $609 million in 2019.
Cash and cash equivalents and short-term and long-term investments, as of December 31, 2020, were $2,478 million, compared to $2,033 million as of December 31, 2019. This increase was mainly due to cash flow generated during the year, partially offset by debt repayments as discussed below.
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
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit is 5.75x in the fourth quarter of 2020 and declines to 5.50x in the first and second quarters of 2021, 5.00x in the third and fourth quarters of 2021, and continues to gradually decline over the remaining term of the RCF.
The RCF can be used for general corporate purposes, including repaying existing debt. As of December 31, 2020 and as of the date of this Annual Report on Form
10-K,
no amounts were outstanding under the RCF. Based on current and forecasted results, we expect that we will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
2020 Debt Balance and Movements
As of December 31, 2020, our debt was $25,919 million, compared to $26,908 million as of December 31, 2019.
This decrease was mainly due to senior notes repaid at maturity with cash generated during the year, partially offset by exchange rate fluctuations.
In March 2020, we repaid at maturity our $700 million 2.25% senior notes.
In July 2020, we repaid at maturity our €1,010 million 0.375% senior notes.

During 2020 we borrowed up to €270 million from our RCF, which was fully repaid before year end.
Our debt as of December 31, 2020 was effectively denominated in the following currencies: 65% in U.S. dollars, 32% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of December 31, 2020 was 12%, compared to 9% as of December 31, 2019, due to a reclassification of upcoming maturities in 2021.
Our financial leverage was 70% as of December 31, 2020, compared to 64% as of December 31, 2019.
Our average debt maturity was approximately 5.8 years as of December 31, 2020, compared to 6.4 years as of December 31, 2019.
On February 1, 2021, $491 million of our 0.25% convertible senior debentures, due 2026 were redeemed by holders. See note 9 of our consolidated financial statements.
2019 Debt Balance and Movements
During the first quarter of 2019, we repurchased and canceled approximately $126 million principal amount of our $1,700 million 1.7% senior notes due July 2019.
During the second quarter of 2019, we repurchased and canceled approximately $18 million principal amount of our $1,574 million 1.7% senior notes due July 2019.
In July 2019, we repaid at maturity our $1,556 million 1.7% senior notes.
In November 2019, we completed debt issuances for an aggregate principal amount of $2,102 million, comprised of $1,000 million principal amount of 7.125% senior notes due 2025, and €1,000 million principal amount of 6.0% senior notes due 2025. See note 9 to our consolidated financial statements.
In November 2019, we completed a debt tender offer, which resulted in a debt decrease of $1,525 million from our 2.2% $3,000 million senior notes due in July 2021.
In December 2019, we partially redeemed €650 million of our 0.375% €1,660 million senior notes due in July 2020.
During 2019, we borrowed up to $500 million from our RCF, which was fully repaid before 2019 year-end.
Total Equity
Total equity was $11,061 million as of December 31, 2020, compared to $15,063 million as of December 31, 2019. This decrease was mainly due to a net loss of $4,099 million (primarily due to the goodwill impairment charge), partially offset by $129 million stock-based compensation expenses and $57 million in unrealized profit associated with hedging activities.
Exchange rate fluctuations affected our balance sheet, as approximately 56% of our net assets (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2019, changes in currency rates had a negative impact of $69 million on our equity as of December 31, 2020, mainly due to the change in value against the U.S. dollar of: the Russian ruble by 20%, the euro by 9%, the Chilean peso by 6%, the Mexican peso by 5%, the Japanese yen by 5%, the British pound by 4%, the Polish zloty by 2% and the Canadian dollar by 2%. All comparisons are on a year-end
to
year-end
basis.

Cash Flow
We seek to continually improve the efficiency of our working capital management. From time to time, as part of our cash management activities, we may make decisions in our commercial and supply chain activities which may drive an acceleration of receivable payments from customers or deceleration of payments to vendors, having the effect of increasing or decreasing cash from operations in an individual period. Such decisions had no material impact on our 2020 operating cash flow measurement, but may impact quarter-to-quarter
results.
Cash flow generated from operating activities in 2020 was $1,216 million, compared to $748 million in 2019. The increase was mainly due to higher profit in our North America segment during 2020.
During 2020, we generated free cash flow of $2,110 million, which we define as comprising $1,216 million in cash flow generated from operating activities, $1,405 million in beneficial interest collected in exchange for securitized accounts receivables and $67 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $578 million in cash used for capital investments. During 2019, we generated free cash flow of $2,053 million, comprised of $748 million in cash flow generated from operating activities, $1,487 million in beneficial interest collected in exchange for securitized accounts receivables and $343 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $525 million in cash used for capital investments. The increase in 2020 resulted mainly from higher cash flow generated from operating activities, partially offset by less cash generated from sales of assets and higher capital investments.
Dividends
We have not paid dividends on our ordinary shares or ADSs since December 2017.
Commitments
In addition to financing obligations under short-term debt and long-term senior notes and loans, debentures and convertible debentures, our major contractual obligations and commercial commitments include royalty payments, contingent payments pursuant to acquisition agreements and participation in joint ventures associated with R&D activities.
In August 2020, we entered into a partnership agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. We paid an upfront payment in the third quarter of 2020 that was recorded as R&D expenses. During the fourth quarter of 2020, we accrued additional amounts due to the high probability that additional milestone payments will be paid in 2021. Additional development and commercial milestone payments of up to $450 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars.
In September 2016, we entered into an agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. We paid Regeneron $250 million upfront and will share with Regeneron in the global commercial rights of this product (excluding Japan, Korea and nine other Asian countries), as well as ongoing associated R&D costs of approximately $1.0 billion. Additional payments for achievement of development milestones in an aggregate amount of $120 million were paid during 2017 and 2018. The agreement stipulates additional development and commercial milestone payments of up to $2,230 million, as well as future royalties. For information regarding fasinumab phase 3 clinical trial results, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines” above.
In October 2016, we entered into an exclusive partnership with Celltrion to commercialize TRUXIMA
®
and HERZUMA
®
, two of Celltrion’s biosimilar products in development for the U.S. and Canadian markets. We paid

Celltrion $160 million, of which we received an aggregate credit of $60 million as of December 31, 2020. We share the profit from the commercialization of these products with Celltrion. These two products, TRUXIMA and HERZUMA, were approved by the FDA in November and December 2018, respectively and were launched in the United States in November 2019 and March 2020, respectively.
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
and
in-process
R&D acquired in development arrangements;

•	expenses related to our equity compensation;

•	significant one-time financing costs and valuation gains or losses;

•	unusual tax items;

•	other awards or settlement amounts, either paid or received;

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

	Year Ended December 31, 2020 (U.S. $ and shares in millions, except per share amounts)
	GAAP	Excluded for non-GAAP measurement												Non- GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Goodwill impairment	Impairment of long- lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non- GAAP items	Other items
COGS	8,933	894						23	27			63		7,925
R&D	997					37			20			—		941
S&M	2,498	126							36			14		2,322
G&A	1,173								46			12		1,115
Other income	(40)										(8)			(31)
Legal settlements and loss contingencies	60		60											—
Other asset impairments, restructuring and other items	479				416		120			(81)		24		—
Intangible assets impairment	1,502				1,502									—
Goodwill impairment	4,628			4,628										—
Financial expenses	834												(85)	918
Income taxes	(168)												(745)	577
Share in profits (losses) of associated companies, net	(138)												(134)	(4)
Net income (loss) attributable to non-controlling interests	(109)												(177)	68

Total reconciled items		1,020	60	4,628	1,918	37	120	23	129	(81)	(8)	114	(1,140)

EPS—Basic	(3.64)												6.23	2.58
EPS—Diluted	(3.64)												6.22	2.57
The
non-GAAP
diluted weighted average number of shares was 1,099 million for the year ended December 31, 2020.

	Year ended December 31, 2019 (U.S. $ and shares in millions, except per share amounts)
	GAAP	Excluded for non-GAAP measurement											Non- GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long- lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non- GAAP items	Other items
COGS	9,351	973					45	26			121		8,185
R&D	1,010				(15)			20			1		1,004
S&M	2,614	139						35			1		2,438
G&A	1,192							42			5		1,145
Other income	(76)									(50)			(27)
Legal settlements and loss contingencies	1,178		1,178										—
Other asset impairments, restructuring and other items	423			139		199			59		26		—
Intangible assets impairment	1,639			1,639									—
Financial expenses	822											(3)	824
Income taxes	(278)											(875)	597
Share in profits (losses) of associated companies, net	13											—	13
Net income (loss) attributable to non-controlling interests	(2)											(82)	80

Total reconciled items		1,113	1,178	1,778	(15)	199	45	123	59	(50)	155	(959)

EPS—Basic	(0.91)											3.32	2.41
EPS—Diluted	(0.91)											3.32	2.40
The
non-GAAP
diluted weighted average number of shares was 1,094 million for the year ended December 31, 2019.

Non-GAAP
Tax Rate
Non-GAAP
income taxes for 2020 were $577 million on
non-GAAP
pre-tax
income of $3,470 million.
Non-GAAP
income taxes in 2019 were $597 million on
non-GAAP
pre-tax
income of $3,317 million. The
non-GAAP
tax rate for 2020 was 17%, compared to 18% in 2019.
Trend Information
The following factors are expected to have a significant effect on our 2021 results:

•
variable demand for certain products in certain markets and changes in physician and hospital activity due to the impact of the
COVID-19
pandemic. For further details, see “—The
COVID-19
Pandemic—Trends” above;

•	continued success of our specialty products AUSTEDO and AJOVY;

•	success of clinical trials and approval of our specialty product fasinumab, which is under development by Regeneron;

•	ability to successfully execute key generic launches in a timely manner;

•	ability to successfully develop and launch new biosimiliar products;

•	a decrease in sales of COPAXONE following the launches of generic versions to the product, and the possibility of additional generic competition in the future;

•	a decrease in sales of other specialty products due to potential loss of exclusivity or generic competition;

•
we expect continued competition for our generic products where multiple similar generic products have been launched, resulting in pricing pressure in the generics markets. We do, however, also see certain generic segments in which opportunities exist to grow our business, our portfolio of new drug applications and our portfolio of approved complex products;

•	our disciplined cash management and debt repayment schedule;

•	our high debt levels and non-investment grade credit rating may increase the cost of any new borrowing;

•	continued impact of currency fluctuations on revenues and operating income, as well as on various balance sheet and statements of income line items;

•	ongoing evaluation of opportunities to further optimize our manufacturing and supply network to achieve additional operational efficiencies, which may affect our business and operations; and

•	continued efforts towards achieving our long-term financial goals.
For additional information, please see “Item 1—Business” and elsewhere in this Item 7.
Aggregated Contractual Obligations
The following table summarizes our material contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(U.S. $ in millions)
Long-term debt obligations, including estimated interest*	$32,187	$3,563	$8,254	$7,902	$12,468
Purchase obligations (including purchase orders)	1,766	1,465	246	38	17

Total	$33,953	$5,028	$8,500	$7,940	$12,485

*	Long-term debt obligations mainly include senior notes and convertible senior debentures as disclosed in note 9 to our consolidated financial statements.

The total gross amount of unrecognized tax benefits for uncertain tax positions was $888 million at December 31, 2020. Payment of these obligations would result from settlements with tax authorities. Due to the difficulty in determining the timing and magnitude of settlements, these obligations are not included in the table above. Correspondingly, it is difficult to ascertain whether we will pay any significant amount related to these obligations within the next year.
We have committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. As of December 31, 2020, if all milestones and targets, for compounds in phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $509 million.
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
The significant accounting estimates relate to the following:

•	Revenue Recognition and SR&A in the United States

•	Income Taxes

•	Contingencies

•	Goodwill

•	Identifiable Intangible Assets

•	Restructuring Costs
Revenue Recognition and SR&A in the United States
Our gross product revenues are subject to a variety of deductions which are generally estimated and recorded in the same period that the revenues are recognized, and primarily represent chargebacks, rebates and sales allowances to wholesalers, retailers and government agencies with respect to our pharmaceutical products. Those deductions represent estimates of rebates and discounts related to gross sales for the reporting period and, as such, knowledge and judgment of market conditions and practice are required when estimating the impact of these revenue deductions on gross sales for a reporting period.
Historically, our changes of estimates reflecting actual results or updated expectations, have not been material to our overall business. Product-specific rebates, however, may have a significant impact on year-over-year individual product growth trends. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate predictors of our future experience, our results could be materially affected. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with governmental allowances, U.S. Medicaid and other performance-based contract rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters. See also “Revenue recognition” in note 1 to the consolidated financial statements.
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
For a discussion of the valuation allowance, deferred tax and valuation allowance estimates see notes 1 and 13 to our consolidated financial statements.
U.S. Tax Cuts and Jobs Act
We accounted for the tax effects of the Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis in our 2017 consolidated financial statements. We completed our accounting analysis in the fourth quarter of 2018, within the one year measurement period from the enactment date. See note 13 to our consolidated financial statements for additional information.
Contingencies
From time to time, Teva and/or its subsidiaries are subject to claims for damages and/or equitable relief arising in the ordinary course of business. In addition, in large part as a result of the nature of its business, Teva is frequently subject to litigation, governmental investigations and other legal proceedings. Except for income tax contingencies or contingent consideration acquired in a business combination, Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. When accruing these costs, Teva will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, Teva accrues for the minimum amount within the range. Teva records anticipated recoveries under existing insurance contracts at the gross amount that is expected to be collected when they are considered virtually certain to occur.
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
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration and any non-controlling
interest in the acquiree, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized, and is assigned to reporting units and tested for impairment at least annually, in the second quarter of the fiscal year.
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
See note 7 and note 19 to our consolidated financial statements for further details on the goodwill impairments recognized in 2020 and 2018, and Teva’s operating and reporting segments.

Identifiable Intangible Assets
Identifiable intangible assets are comprised of definite life intangible assets and indefinite life intangible assets.
Definite life intangible assets consist mainly of acquired product rights and other rights relating to products for which marketing approval was received from the FDA or the equivalent agencies in other countries. These assets are amortized using mainly the straight-line method over their estimated period of useful life, or based on economic benefit models, if more appropriate, which is determined by identifying the period and manner in which substantially all of the cash flows are expected to be generated. Amortization of acquired developed products is recorded under cost of sales. Amortization of marketing and distribution rights is recorded under selling and marketing expenses when separable
Impairment of identifiable intangible assets amounted to $1,502 million and $1,639 million in the years ended December 31, 2020 and 2019, respectively. See note 6 to our consolidated financial statements.
The fair value of acquired identifiable intangible assets is determined using an income approach. This method starts with a forecast of all expected future net cash flows associated with the asset and then adjusts the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.
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
While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, in general, intangible assets other than goodwill that are most at risk of impairment include IPR&D assets and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, as R&D is an inherently risky activity. Consequently, IPR&D assets could be determined to be no longer commercially viable. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value annually or when triggering events are present. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.
Restructuring Costs
Restructuring costs have been recorded in connection with Teva’s restructuring plan between the years 2017 and 2019 and ongoing expenses associated with other network consolidation impacts. Following these actions and in anticipation of ongoing efficiency measures in our business, Teva’s management has made estimates and judgments regarding future plans, mainly related to employee termination benefit costs, potential closures or divestments of manufacturing plants, headquarters and other office locations. In connection with these actions, management also assesses the recoverability of long-lived assets employed in the business. In certain instances, asset lives have been shortened based on changes in the expected useful lives of the affected assets. Asset-related impairments and severance and other related costs are reflected within asset impairments, restructuring and others.
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
Exchange Rate Risk Management
We operate our business worldwide and, as such, we are subject to foreign exchange risks on our results of operations, our monetary assets and liabilities and our foreign subsidiaries’ net assets. For further information on currencies in which we operate, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations —Impact of Currency Fluctuations on Results of Operations.”
We generally prefer to borrow in U.S. dollars; however, from time to time we borrow funds in other currencies, such as the euro, Swiss franc, Japanese yen and new Israeli shekel, in order to benefit from same currency revenues in relation to same currency costs and same currency assets in relation to same currency liabilities.
Cash Flow Exposure
Total revenues were $16,659 million in 2020. Of these revenues, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar, 21% in euros, 5% in Japanese yen and the rest in other currencies, none of which accounted for more than 4% of total revenues in 2020. In most currencies, we record corresponding expenses.
In certain currencies, primarily the euro, our revenues generally exceed our expenses. Conversely, in other currencies, primarily the new Israeli shekel and the Indian rupee, our expenses generally exceed our revenues.
We enter into financial derivatives to hedge part of those currencies which do not have a sufficient natural hedge, in order to reduce the impact of foreign exchange fluctuations on our operating results.
As of December 31, 2020, we hedged part of our expected operating results for 2021 in currencies other than the U.S. dollar, primarily the euro, British pound, Swiss franc, Polish zloty, Japanese yen, Russian ruble and other European and Latin American currencies.
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

The table below presents exposures exceeding $50 million in absolute values:

Net exposure as of December 31, 2020
Liability/Asset	(U.S. $ in millions)
USD/CHF	438
USD/EUR	395
USD/JPY	345
BGN/EUR	302
HRK/USD	118
CAD/EUR	99
PLN/EUR	96
USD/MXN	93
INR/USD	88
USD/GBP	51
Outstanding Foreign Exchange Hedging Transactions
As of December 31, 2020, we had long and short forwards and currency option contracts with a corresponding notional amount of approximately $2.4 billion and $0.5 billion, respectively. As of December 31, 2019, we had long and short forwards and currency option contracts with corresponding notional amounts of approximately $2.7 billion and $1.1 billion, respectively.
The table below presents the net notional and fair values of the financial derivatives entered into as of December 31, 2020 in order to reduce currency exposure arising from our cash flow and balance sheet exposures. The table below presents only currency paired with hedged net notional values exceeding $50 million.

Currency (sold)	Cross Currency (bought)	Net Notional Value		Fair Value		2020 Weighted Average Cross Currency Prices or Strike Prices
		2020	2019	2020	2019
	(U.S. $ in millions)
Forward:
CHF	USD	464	384	(12)	(5)	0.90
EUR	USD	400	503	(16)	(6)	1.18
JPY	USD	326	302	(5)	2	104.57
USD	INR	145	192	2	—	75.21
GBP	USD	133	*	(3)	—	1.33
EUR	PLN	103	216	—	4	4.57
EUR	CAD	101	96	(1)	—	1.55
MXN	USD	91	68	(2)	(2)	20.52
CAD	USD	70	101	(2)	—	1.31
PLN	USD	54	105	—	(2)	3.74
EUR	GBP	*	445	—	12	—
USD	RUB	*	205	—	(5)	—
NIS	USD	*	131	—	(1)	—
RUB	EUR	*	92	—	(2)	—

Options:
EUR	USD	167	381	(3)	(2)	1.16
JPY	USD	89	139	—	—	106.23
CHF	USD	84	85	(2)	(1)	0.93
GBP	USD	53	63	(1)	(1)	1.28
EUR	GBP	*	131	—	—	—

*	Represents Net Notional Value of less than $50 million.

Foreign Subsidiaries Net Assets
Under certain market conditions, we may hedge against possible fluctuations in foreign subsidiaries’ net assets (“net investment hedge”). In these cases, we may use cross currency swaps and forward contracts. During 2017, we entered into a cross currency swap agreement, to hedge $1 billion of our subsidiaries’ euro denominated net assets. In the first quarter of 2020, these cross currency swap agreements expired.
Interest Rate Risk Management
We are subject to interest rate risk on our investments and on our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs.
We raise capital through various debt instruments including senior notes that bear a fixed or variable interest rate, syndicated bank loans that bear a fixed or floating interest rate and convertible debentures that bear a fixed and floating interest rate. In some cases, as described below, we have swapped from a fixed to a floating interest rate (“fair value hedge”), from a floating to a fixed interest rate and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), reducing overall interest expenses or hedging risks associated with interest rate fluctuations.
In certain cases, we may hedge, in whole or in part, against exposure arising from a specific transaction, such as debt issuances related to an acquisition or debt refinancing, by entering into forward and interest rate swap contracts and/or by using options.
The table below presents the aggregate outstanding debt by currencies and maturities as of December 31, 2020:

Currency	Total Amount	Interest Rate Ranges		2021	2022	2023	2024	2025	2026 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	16,286	2.20%	7.13%	2,674	853	2,996	1,250	1,000	7,513
Euro	8,408	0.38%	6.00%	—	861	1,595	1,839	2,337	1,776
CHF	795	0.50%	1.00%	—	397	—	—	398	—
USD convertible debentures*	514	0.25%	0.25%	—	—	—	—	—	514

Floating Rate:
Others	1	1.00%	2.00%	—	—	—	—	—	1

Total:	26,004			$2,674	$2,111	$4,591	$3,089	$3,735	$9,804

Less debt issuance costs	(86)

Total:	$25,918

*	Classified under short-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teva Pharmaceutical Industries Limited and its subsidiaries
(the “Company”) as of December 31, 2020 and 2019,
and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated
financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019
,
and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1(cc) to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Goodwill Impairment Assessment – North America reporting unit
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the North America reporting unit was $20,624 million and $6,473 million, respectively, as of December 31, 2020. As disclosed by management, goodwill is assigned to reporting units and tested for impairment at least annually, in the second quarter of the fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the second quarter of 2020, management noted that market concerns regarding the uncertainty related to the opioid and price fixing litigation risks were impacting its market capitalization. Teva conducted a quantitative analysis of the North America reporting unit as part of its annual goodwill impairment test and utilized the assistance of an independent valuation expert. No goodwill impairment charge was recorded during the second quarter of 2020. During the third quarter of 2020, management noted factors that led to an assessment of the North America reporting unit for impairment, including a 25% reduction in the Company’s market capitalization from the second quarter of 2020 to the third quarter of 2020 and recent developments that indicate the timeframe for resolution of the opioids litigation will take significantly longer than previously expected which introduces greater uncertainty to a favorable resolution, resulting in an impairment charge of $4,628 million. Management determines the fair value of its reporting units using the income approach. Within the income approach, the method used is the discounted cash flow method. For each of the second and third quarter impairment assessments, management started with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applied a discount rate to arrive at a net present value amount. As disclosed by management, key estimates include the revenue growth rates and operating margins taking into consideration industry and market conditions, terminal growth rate and the discount rate. Market conditions include estimates related to the timeframe and resolution of the opioids and price fixing litigation.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the North America reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rate, estimates related to the timeframe and resolution of the opioids and price fixing litigation and terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the North America reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, discount rate, estimates related to the timeframe and resolution of the opioids and price fixing litigation and terminal growth rate. Evaluating management’s assumptions related to revenue growth rates and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assumption related to estimates related to the timeframe and resolution of the opioids and price fixing litigation involved obtaining and evaluating letters of audit inquiry with internal and external legal counsel and discussing the status of significant known actual and potential litigation with the Company’s internal and external legal counsel. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow model and the discount rate assumption.
Sales Reserves and Allowances (“SR&A”) - Rebates, Chargebacks and Medicaid in the United States
As described in Notes 1 and 3 to the consolidated financial statements, the amount of consideration to which the Company expects to be entitled varies as a result of rebates, chargebacks, and other SR&A that the Company offers to its customers and their customers. A minimum amount of variable consideration is recorded by the Company concurrently with the satisfaction of performance obligations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of December 31, 2020, consolidated SR&A for rebates, chargebacks and Medicaid were $3,990 million. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers. Provisions are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are estimated based on the specific terms in each agreement based on historical trends and expected sales. Provisions for Medicaid are based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.
The principal considerations for our determination that performing procedures relating to SR&A for rebates, chargebacks and Medicaid in the United States is a critical audit matter are (i) the significant judgment by management due to the significant measurement uncertainty involved in developing the reserves, as the reserves are based on assumptions developed using contractual and mandated terms with customers, historical experience, and projected market conditions in the US; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions, including wholesaler inventory levels and expected chargeback levels.

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
Opioid and Price Fixing and Market Allocation Litigation in the United States
As described in Notes 1, 11 and 12 to the consolidated financial statements, management evaluates litigation contingencies and records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. Such contingencies include those related to opioid and price fixing and market allocation litigation in the United States. As of December 31, 2020, the Company’s consolidated provision for legal settlements and loss contingencies was $1,625 million, which included an estimated settlement provision recorded in connection with the remaining opioid cases.
The principal considerations for our determination that performing procedures relating to opioid and price fixing and market allocation litigation in the United States is a critical audit matter are the significant judgment by management when assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss for each claim can be made, which in turn led to high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assessment of the loss contingencies associated with these legal matters. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the loss contingencies relating to opioid and price fixing and market allocation litigation in the United States, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel; discussing the status of significant known actual and potential litigation with the Company’s internal legal counsel; evaluating the reasonableness of management’s assessment regarding whether a loss is probable and whether the amount of loss can be reasonably estimated; testing the completeness, accuracy, and relevance of underlying data used to estimate loss amounts; and evaluating the sufficiency of the Company’s litigation contingency disclosures. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the factual investigation performed by management and their advisors with respect to price fixing and market allocation allegations.
/s/ Kesselman & Kesselman
Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited
Tel Aviv, Israel
February 10, 2021
We have served as the Company’s auditor since at least 1976. We have not been able to determine the specific year we began serving as the auditor of the company.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions)

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$2,177	$1,975
Accounts receivables, net of allowance for credit losses of $126 million and $135 million as of December 31, 2020 and December 31, 2019	4,581	5,676
Inventories	4,403	4,422
Prepaid expenses	945	870
Other current assets	710	434
Assets held for sale	189	87

Total current assets	13,005	13,464
Deferred income taxes	695	386
Other non-current assets	538	591
Property, plant and equipment, net	6,296	6,436
Operating lease right-of-use assets	559	514
Identifiable intangible assets, net	8,923	11,232
Goodwill	20,624	24,846

Total assets	$50,640	$57,470

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,188	$2,345
Sales reserves and allowances	4,824	6,159
Accounts payables	1,756	1,718
Employee-related obligations	685	693
Accrued expenses	1,780	1,869
Other current liabilities	933	889

Total current liabilities	13,164	13,674
Long-term liabilities:
Deferred income taxes	964	1,096
Other taxes and long-term liabilities	2,240	2,640
Senior notes and loans	22,731	24,562
Operating lease liabilities	479	435

Total long-term liabilities	26,414	28,733

Commitments and contingencies , see note 12
Total liabilities	39,579	42,407

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; December 31, 2020 and December 31, 2019: authorized 2,495 million shares; issued 1,202 million shares and 1,198 million shares, respectively	57	56
Additional paid-in capital	27,443	27,312
Accumulated deficit	(10,946)	(6,956)
Accumulated other comprehensive loss	(2,399)	(2,312)
Treasury shares as of December 31, 2020 and December 31, 2019 : 106 million ordinary shares	(4,128)	(4,128)

	10,026	13,972

Non-controlling interests	1,035	1,091

Total equity	11,061	15,063

Total liabilities and equity	$50,640	$57,470

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)

	Year ended December 31,
	2020	2019	2018
Net revenues	$16,659	$16,887	$18,271
Cost of sales	8,933	9,351	9,975

Gross profit	7,726	7,537	8,296
Research and development expenses	997	1,010	1,213
Selling and marketing expenses	2,498	2,614	2,916
General and administrative expenses	1,173	1,192	1,298
Intangible assets impairments	1,502	1,639	1,991
Goodwill impairment	4,628	—	3,027
Other asset impairments, restructuring and other items	479	423	987
Legal settlements and loss contingencies	60	1,178	(1,208)
Other income	(40)	(76)	(291)

Operating (loss) income	(3,572)	(443)	(1,637)
Financial expenses , net	834	822	959

Income (loss) before income taxes	(4,406)	(1,265)	(2,596)
Income taxes (benefit)	(168)	(278)	(195)
Share in (profits) losses of associated companies , net	(138)	13	71

Net income (loss)	(4,099)	(1,000)	(2,472)
Net loss attributable to non-controlling interests	(109)	(2)	(322)

Net income (loss) attributable to Teva	(3,990)	(999)	(2,150)

Accrued dividends on preferred shares	—	—	249

Net income (loss) attributable to ordinary shareholders	$(3,990)	$(999)	$(2,399)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(3.64)	$(0.91)	$(2.35)

Diluted	$(3.64)	$(0.91)	$(2.35)

Weighted average number of shares (in millions):
Basic	1,095	1,091	1,021

Diluted	1,095	1,091	1,021

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$(4,099)	$(1,000)	$(2,472)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(69)	97	(713)
Unrealized gain (loss) on derivative financial instruments, net	57	84	115
Unrealized gain (loss) on available-for-sale securities, net	—	(1)	—
Unrealized gain (loss) on defined benefit plans, net	(18)	(20)	13

Total other comprehensive income (loss)	(30)	160	(585)

Total comprehensive income (loss)	(4,129)	(840)	(3,057)
Comprehensive income (loss) attributable to non-controlling interests	(53)	12	(296)

Comprehensive income (loss) attributable to Teva	$(4,076)	$(852)	$(2,761)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)		Stated value	MCPS**	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva share-holders’ equity	Non- controlling interests	Total equity
			(U.S. dollars in millions)
Balance at January 1, 2018	1,124		54	3,631	23,479	(3,803)	(1,853)	(4,149)	17,359	1,386	18,745
Changes during 2018:
Cumulative effect of new accounting standard****						(5)	5				—
Net income (loss)						(2,150)			(2,150)	(322)	(2,472)
Other comprehensive income (loss)							(611)		(611)	26	(585)
Issuance of Treasury Shares			*		(3)			7	4		4
Stock-based compensation expense					155				155		155
Issuance of shares***	72		2	(3,880)	3,826				(52)		(52)
Dividends to preferred shareholders				249	(249)				—		—
Transactions with non-controlling interests					2				2	(3)	(1)
Balance at December 31, 2018	1,196		56	—	27,210	(5,958)	(2,459)	(4,142)	14,707	1,087	15,794
Changes during 2019:
Net income (loss)						(999)			(999)	(2)	(1,000)
Other comprehensive income (loss)							147		147	14	160
Issuance of Shares	2	*									*
Issuance of Treasury Shares			*		(8)			14	6		6
Stock-based compensation expense					119				119		119
Transactions with non-controlling interests										(8)	(8)
Other					(8)				(8)		(8)

Balance at December 31, 2019	1,198		56	—	27,312	(6,956)	(2,312)	(4,128)	13,972	1,091	15,063
Changes during 2020:
Net income (loss)						(3,990)			(3,990)	(109)	(4,099)
Other comprehensive income (loss)							(86)		(86)	56	(30)
Issuance of Shares	4	*			*				1		1
Stock-based compensation expense					129				129		129
Transactions with non-controlling interests										(2)	(2)

Balance at December 31, 2020	1,202		$57	—	$27,443	$(10,946)	$(2,399)	$(4,128)	$10,026	$1,035	$11,061

*	Represents an amount less than 0.5 million.
**	Mandatory convertible preferred shares.
***	Mainly MCPS conversion.
****	Following the adoption of ASU 2016-01, the Company recorded a $ 5 million opening balance reclassification from accumulated other comprehensive income to retained earnings.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended December 31,
	2020	2019	2018

Operating activities:
Net income (loss)	$(4,099)	$(1,000)	$(2,472)
Adjustments to reconcile net loss to net cash provided by operations:
Impairment of goodwill, long-lived assets and assets held for sale	6,546	1,778	5,621
Depreciation and amortization	1,557	1,722	1,842
Net change in operating assets and liabilities	(2,188)	(896)	(1,823)
Deferred income taxes , net and uncertain tax positions	(696)	(985)	(837)
Stock-based compensation	129	119	155
Other items	100	28	(135)
Research and development in process	80	—	114
Net loss (gain) from investments and from sale of long lived assets	(213)	(18)	(19)

Net cash provided by operating activities	1,216	748	2,446

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	1,405	1,487	1,735
Proceeds from sales of long-lived assets and investments	67	343	890
Purchases of property, plant and equipment	(578)	(525)	(651)
Purchases of investments and other assets	(55)	(8)	(119)
Other investing activities	24	58	11

Net cash provided by investing activities	863	1,355	1,866

Financing activities:
Repayment of senior notes and loans and other long term liabilities	(1,871)	(3,944)	(7,446)
Proceeds from senior notes and loans, net of issuance costs	—	2,083	4,434
Proceeds from short term debt	550	500	—
Repayment of short term debt	(559)	(502)	(260)
Other financing activities	(5)	(11)	(57)
Tax withholding payments made on shares and dividends	—	(52)	(22)

Net cash used in financing activities	(1,885)	(1,926)	(3,351)

Translation adjustment on cash and cash equivalents	8	16	(142)

Net change in cash and cash equivalents	202	193	819
Balance of cash and cash equivalents at beginning of year	1,975	1,782	963

Balance of cash and cash equivalents at end of year	$2,177	$1,975	$1,782

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(U.S. dollars in millions)

	Year ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,397	$1,511	$1,716
Conversion of mandatory convertible preferred shares into ordinary shares	—	$—	3,880
Cash paid during the year for:
Interest	$846	$840	$815
Income taxes, net of refunds	$709	$552	$420
Net change in operating assets and liabilities:

	Year ended December 31,
	2020	2019	2018
Other current assets	$(1,473)	$(1,416)	$(1,437)
Trade payables, accrued expenses, employee-related obligations and other liabilities	(463)	643	(500)
Trade receivables net of sales reserves and allowances	(293)	(394)	88
Inventories	41	271	26

	$(2,188)	$(896)	$(1,823)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
5

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
Basis of presentation and use of estimate
s
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
As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to determining the valuation and recoverability of intangible assets and goodwill; assessing sales reserves and allowances in the United States, and contingent consideration; assessing compliance with debt covenants; uncertain tax positions, valuation allowances, contingencies, inventory valuation and restructuring. The inputs into Teva’s judgments and estimates also consider the economic implications of the
COVID-19
pandemic on its critical and significant accounting estimates, most significantly in relation to sales, reserves and allowances, IPR&D assets, marketed product rights and goodwill, all of which will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the
COVID-19
pandemic and the actions taken to contain or treat it, as well as the economic impact on Teva’s employees, third-party manufacturers and suppliers, customers and markets. All estimates made by Teva related to the impact of the
COVID-19
pandemic within its financial statements may change in future periods.
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

9
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, joint ventures and VIEs for which the Company is considered the primary beneficiary. For those consolidated entities where Teva owns less than 100%, the outside shareholders’ interests are shown as non-controlling
interests
in equity. Investments in affiliates over which the Company has significant influence but not a controlling interest, are carried on the equity basis.
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
2020-04
“Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. There was no impact to the Company’s consolidated financial statements for the period ended December 31, 2020 as a result of adopting this standard update. The Company is continuing to evaluate the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities and has started initial negotiations to transform the facility base rate of its securitization program. However, it is not expected to have a material impact on the consolidated financial results.
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

9
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In June 2016, the FASB issued ASU
2016-13
“Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Upon adoption of the standard, there was no immediate impact to the Company’s financial position, results of operations or cash flows. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables and certain short-term investments.
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
In addition, the update also simplifies the accounting for income taxes in certain topics as follows: (1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based
tax; (2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifying that an entity can elect (rather than be required to) allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The

9
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Company reviewed the above topics, noting that Items (1) and (4) of this paragraph are expected to be relevant, but not material. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

c.	Acquisitions:
Teva’s consolidated financial statements include the operations of acquired businesses from the date of the acquisition’s consummation. Acquired businesses are accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When Teva acquires net assets that do not constitute a business, as defined under U.S. GAAP, no goodwill is recognized and acquired IPR&D is expensed.
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
The Company measures equity investments at fair value with changes in fair value recognized in net income. The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within ASU
2016-01
“Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities” to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. The Company accounts for equity investments as current when the Company has the intent and ability to sell such assets within the next twelve months.

f.	Fair value measurement:
The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

9
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The Company’s investment in debt securities accounting policy until December 31, 2019, prior to the adoption of the new Current Expected Credit Losses (“CECL”) standard
Unrealized gains of available for sale debt securities, net of taxes, are reflected in other comprehensive income. Unrealized losses considered to be temporary are reflected in other comprehensive income; unrealized losses that are considered to be other-than-temporary are charged to income as an impairment charge. Realized gains and losses for debt securities are included in financial expenses, net.
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
The Company’s investment in debt securities accounting policy from January 1, 2020, following the adoption of the new CECL standard
Unrealized gains and losses for
available-for-sale
securities are excluded from earnings and reported net of the related tax effect in the accumulated other comprehensive income component of shareholders’ equity.
The CECL methodology, which became effective January 1, 2020, requires the Company to estimate lifetime expected credit losses for all available-for-sale
debt securities in an unrealized loss position.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Comparative information continues to be reported in accordance with the methodology in effect for prior periods. When estimating a security’s probability of default and the recovery rate, the Company assesses the security’s credit indicators, including credit ratings. If the assessment indicates that an expected credit loss exists, the Company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the Consolidated Statements of Income. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit
losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax.

h.	Cash and cash equivalents:
All highly liquid investments, which include short-term bank deposits and money market instruments, that are not restricted as to withdrawal or use, and investment in short-term debentures, the period to maturity of which did not exceed three months at the time of investment, are considered to be cash equivalents.

i.	Accounts receivables:
The Company’s accounts receivables accounting policy until December 31, 2019, prior to the adoption of the new CECL standard
Accounts receivables are stated at their net realizable value. The allowance against gross accounts receivables reflects the best estimate of losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. An allowance for doubtful debts is reflected in net accounts receivables. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted.
The Company’s accounts receivables accounting policy from January 1, 2020, following the adoption of the new CECL standard
Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.
Write-off
activity and recoveries for the periods presented were not material.

j.	Concentration of credit risks:
Most of Teva’s cash and cash equivalents (which, along with investment in securities, totaled $2,478 million at December 31, 2020) were deposited with European, U.S. and Israeli banks and financial institutions and were comprised mainly of cash deposits.
The pharmaceutical industry, particularly in the United States, has been significantly affected by consolidation among managed care providers, large pharmacy chains, wholesaling organizations and other buyer groups. The U.S. market constituted approximately 48% of Teva’s consolidated revenues in 2020. The exposure of credit risks relating to other trade receivables outside the U.S. is limited, due to the relatively large number of group customers and their wide geographic distribution. Teva performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral and from time to time the Company may choose to purchase trade credit insurance.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Teva’s long-lived,
non-current
assets are comprised mainly of goodwill, identifiable intangible assets, property, plant and equipment, and operating lease ROU assets. All long-lived assets are monitored for impairment indicators throughout the year. Impairment testing for goodwill and all indefinite-lived intangible assets is performed at least annually. When necessary, charges for impairments of long-lived assets, other than goodwill, are recorded for the amount by which the fair value is less than the carrying value of these assets.
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration and any non-controlling
interest in the acquiree, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized, and is assigned to reporting units and tested for impairment at least on an annual basis, in the second quarter of the fiscal year.
The Company has historically performed its annual goodwill assessment during the fourth quarter of each year. During the second quarter of 2020, the Company decided to change the date of its annual impairment assessment from October 1 to June 30. The change was made to more closely align the impairment assessment date with the Company’s long-term planning and forecasting process. See note 7.
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

An interim goodwill impairment test may be required in advance or after of the annual impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For example, a substantial decline in the Company’s market capitalization, unexpected adverse business conditions, economic factors and unanticipated competitive activities may indicate that an interim impairment test is required. In the event that the Company’s market capitalization declines below its book value, the Company considers the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists.
Identifiable intangible assets
Identifiable intangible assets are comprised of definite life intangible assets and indefinite life intangible assets.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Indefinite life intangible assets are mainly comprised of IPR&D assets. Teva monitors these assets for items such as research and development progress and for indicators of fair value change such as level of expected competition and or pricing, to identify any triggering events. Teva determines the fair value of the asset annually or when triggering events are present, based on discounted cash flows and records an impairment loss if book value exceeds fair value.
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

For property, plant and equipment and lease
right-of-use
assets, whenever impairment indicators are identified, Teva reconsiders the asset’s estimated life, calculates the undiscounted value of the asset’s cash flows and compares such value against the asset’s carrying amount. If the carrying amount is greater, Teva records an impairment loss for the excess of book value over fair value.
Lease
right-of-use
(ROU) assets
See note 8 and note 1 cc for further discussion.

10
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

10
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Deferred tax has not been provided on the following items:

1.
Taxes that would apply in the event of disposal of investments in subsidiaries, as it is generally the Company’s intention to hold these investments, not to realize them. The determination of the amount of related unrecognized deferred tax liability is not practicable.

2.	Amounts of tax-exempt income generated from the Company’s current Approved Enterprises and unremitted earnings from foreign subsidiaries retained for reinvestment in the Group. See note 13 f.

q.	Uncertain tax positions:
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
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in financial expenses
,
net in the statements of income in the period that the changes in fair value occur.
For derivative instruments that are designated and qualify as a cash-flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the anticipated transaction in the same period or periods during which the hedged transaction affects earnings.
For derivative instruments that are designated as
net-investment
hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. The effective portion is determined by looking into changes in spot exchange rate. The change in fair value attributable to changes other than those due to fluctuations in the spot exchange rate are excluded from the assessment of hedge effectiveness and are recognized in the statement of income under financial expenses
,
net.
For derivative instruments that qualify for hedge accounting, the cash flows associated with these derivatives are reported in the consolidated statements of cash flows consistently with the classification of the cash flows from the underlying hedged items that these derivatives are hedging.

10
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Derivative instruments that do not qualify for hedge accounting are recognized on the Balance Sheet at their fair value, with changes in the fair value recognized as a component of financial expenses
,
net in the statements of income. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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

10
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Revenue from sales based milestones and royalties promised in exchange for a license of IP is recognized only when, or as, the later of subsequent sale or the performance obligation to which some or all of the sales-based royalty has been allocated, is satisfied. Revenues from licensing arrangements included royalty income of $129 million, $147 million and $165 million for the years ended December 31
, 2020
, 2019
and 2018
, respectively.
Distribution revenues are derived from sales of third-party products for which the Company acts as distributor, mostly in the United States via Anda and in Israel via Salomon Levin and Elstein Ltd. (SLE). In the United States, the Company is the principal in these arrangements and therefore records revenue on a gross basis as it controls the promised goods before transferring these goods to the customer. In Israel, the Company is the agent in these arrangements and therefore records revenue on a net basis as it has no discretion in establishing prices for any specifies goods or services, limited inventory risk and is not primarily responsible for contract fulfillment. Revenue is recognized when the customer obtains control of the products. This generally occurs when products are shipped once the Company has a present right to payment and legal title and risk and rewards of ownership are obtained by the customer.
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
Contract liabilities are mainly comprised of deferred revenues which were immaterial as of December 31, 2020 and 2019.
Variable consideration
Variable consideration mainly includes SR&A, comprised of rebates (including Medicaid and other governmental program discounts), chargebacks, returns and other promotional (including shelf stock adjustments) items. Provisions for prompt payment discounts are netted against trade receivables.

10
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The Company recognizes these provisions at the time of sale and adjusts them if the actual amounts differ from the estimated provisions. The following describes the nature of each deduction and how provisions are estimated:
Rebates
Rebates are primarily related to volume incentives and are offered to key customers to promote loyalty. These rebate programs provide that, upon the attainment of pre-established
volumes or the attainment of revenue milestones for a specified period, the customer receives a rebate. Since rebates are contractually agreed upon, they are estimated based on the specific terms in each agreement based on historical trends and expected sales. Externally obtained inventory levels and expected sales usage by contract are evaluated in relation to estimates made for rebates payable to indirect customers and managed care agreements.
Medicaid and Other Governmental Rebates
Pharmaceutical manufacturers whose products are covered by the Medicaid program are required to provide a rebate to each state as a percentage of their average manufacturer’s price for generic products dispensed and “best price” for specialty products dispensed. Many states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. The Company estimates these rebates based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.
Chargebacks
The Company has arrangements with various third parties, such as managed care organizations and drug store chains, establishing prices for certain of Teva’s products. While these arrangements are made between the Company and the customers, the customers independently select a wholesaler from which they purchase the products. Alternatively, certain wholesalers may enter into agreements with the customers, with Teva’s concurrence, which establish the pricing for certain products which the wholesalers provide. Under either arrangement, Teva will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract prices. Provisions for chargebacks involve estimates of contract prices of over 2,000 products and multiple contracts with multiple wholesalers. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers and, therefore, will not necessarily fluctuate in proportion to an increase or decrease in sales. Provisions for estimating chargebacks are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Teva considers current and expected price competition when evaluating the provision for chargebacks. Chargeback provisions are compared to externally obtained distribution channel reports for reasonableness. The Company regularly monitors the provision for chargebacks and makes adjustments when the Company believes that actual chargebacks may differ from estimated provisions.
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

10
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

t.	Research and development:
Research and development expenses are charged to statement of income (loss) as incurred. Participations and grants in respect of research and development expenses are recognized as a reduction of research and development expenses as the related costs are incurred, or as the related milestone is met. Upfront fees received in connection with cooperation agreements are deferred and recognized over the period of the applicable agreements as a reduction of research and development expenses.
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
Shipping and handling costs, which are included in S&M expenses, were $124 million, $138 million and $159 million for the years ended December 31
, 2020
, 2019
and 2018
, respectively.

10
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

v.	Advertising costs:
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31
, 2020
, 2019
and 2018
were $225 million, $213 million and $256 million, respectively.

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

1
10

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
On December 17
, 2018
, the mandatory convertible preferred shares automatically converted into ordinary shares. As a result of this conversion, Teva issued 70.6 million ADSs.
See note 14
.

z.	Securitization
Teva accounts for transfers of certain of its trade receivable as sales when it has surrendered control over the related assets in accordance with ASC Topic 860 “Transfer and Servicing” of Financial Assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheet at fair value. Refer to note 10 f.

aa.	Divestitures
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
non-current
liabilities on the Balance Sheet when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC
470-50
“Debt”.

cc.	Leases
The Company’s lease accounting policy until December 31, 2018, prior to the adoption of the new lease standard
Teva leases real estate, cars and equipment for use in its operations, which are classified as operating leases. In addition to rent, the leases may require Teva to pay directly for fees, insurance, maintenance and other operating expenses. Rental expense for the year ended December 31, 2018 was $175 million. The Company also has capital leases for properties.

1
11

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Teva’s lease agreements have remaining lease terms ranging from 1 year to 78 years. Some of these agreements include options to extend the leases for up to
10
years and some include options to terminate the leases immediately. Certain leases also include options to purchase the leased property.
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
The new lease standard has no impact on Teva’s debt-covenant compliance under its RCF.

1
12

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

11
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Alvotech Partnership
In August 2020, Teva entered into a partnership agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva paid an upfront payment in the third quarter of 2020 that w as
 recorded as R&D expenses. During the fourth quarter of 2020, Teva accrued additional amounts due to the high probability that additional milestone payments will be paid in 2021. Additional development and commercial milestone payments of up to
$450 million,
as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilar
s.
Eli Lilly and Alder BioPharmaceuticals
In December 2018, Teva entered into an agreeme
n
t with Eli Lilly, resolving the European Patent Office opposition they had filed against Teva’s AJOVY
®
patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
On January 8, 2018, Teva signed a global license agreement with Alder BioPharmaceuticals (“Alder”). The agreement validates Teva’s intellectual property and resolves Alder’s opposition to Teva’s European patent with respect to anti-calcitonin gene-related peptide (CGRP) antibodies, including the withdrawal of Alder’s appeal before the European Patent Office. Under the terms of the agreement, Alder will receive a non-exclusive license to Teva’s anti-CGRP antibodies patent portfolio to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea. Teva received a
$25 million
upfront payment that was recognized as revenue during the first quarter of 2018, and a
$25
million milestone payment in March 2020 that was recognized as revenue in the first quarter of 2020. The agreement stipulates additional commercial milestone payments to Teva of up to
$150
million, as well as future royalties.

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

11
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

United States. There are no further plans in this indication following clinical trial results received in February 2020, which failed to meet their primary endpoints.
Otsuka
On May 12, 2017, Teva entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”), providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for AJOVY in Japan and, if approved, to commercialize the product in Japan. Otsuka paid Teva an upfront payment of $50 million in consideration for the transaction. Results for these trials were received in January 2020 indicating that primary and secondary endpoints were achieved and that no clinically significant adverse events were observed in subjects. In the third quarter of 2020, Otsuka submitted an application to obtain manufacturing and marketing approval for AJOVY in Japan and, as a result, paid Teva a milestone payment of $15 million, which was recognized as revenue in the third quarter of 2020. Teva may receive additional milestone payments upon achievement of certain commercial and revenue targets. Otsuka will also pay Teva royalties on AJOVY sales in Japan.
Celltrion
In October 2016, Teva and Celltrion, Inc. (“Celltrion”) entered into a collaborative agreement to commercialize TRUXIMA
®
and HERZUMA
®
, two biosimilar products for the U.S. and Canadian markets. Teva paid Celltrion $160 million, of which Teva received an aggregate credit of $60 million as of December 31, 2020. Teva and Celltrion share the profit from the commercialization of these products. These two products, TRUXIMA and HERZUMA, were approved by the FDA in November and December 2018, respectively and were launched in the United States in November 2019 and March 2020, respectively.
Regeneron
In September 2016, Teva and Regeneron Pharmaceuticals, Inc. (“Regeneron”) entered into a collaborative agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. Teva and Regeneron share in the global commercial rights to this product (excluding Japan, Korea and nine other Asian countries), as well as ongoing associated R&D costs of approximately $1 billion. Teva made an upfront payment of $250 million to Regeneron in the third quarter of 2016 and additional payments for achievement of development milestones in an aggregate amount of $120 million were paid during 2017 and 2018. The agreement stipulates additional development and commercial milestone payments of up to $2,230 million, as well as future royalties.

c.	Assets and Liabilities Held For Sale:
Certain assets of Teva’s business venture in Japan
Teva operates its business in Japan, which is part of Teva’s International Market segment, through a business venture with The Takeda Pharmaceutical Company Limited (“Takeda”), in which Teva owns a
51%
stake and Takeda owns the remaining
49%.
In July 2020, Teva and Takeda entered into a purchase agreement to sell the majority of the business venture’s generic and operational assets. This transaction was completed on February 1, 2021.
Teva is accounting for the business venture assets and liabilities under the purchase agreement as held for sale and determined that the fair value less cost to sell did not exceed the carrying value, resulting in an impairment charge of
 $247
million in other assets impairments, restructuring and other items recognized in 2020
.

11
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva determined that the sale of this portion of the Teva-Takeda business venture does not constitute a strategic shift for Teva, and does not and will not have a major effect on its operations and financial results. Accordingly, the operations associated with the transactions are not reported as discontinued operations.
Assets held for sale include the Teva-Takeda business venture assets that are held for sale, the anticipated sale of certain OTC assets and other manufacturing assets that are expected to be sold within the next year.
The table below summarizes all Teva assets included as held for sale as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(U.S. $ in millions)
Inventories	$146	$—
Property, plant and equipment, net and others	312	98
Goodwill	27	—
Adjustments of assets held for sale to fair value	(296)	(11)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$189	$87

11
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 3—Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 19.

	Year ended December 31, 2020
	North America	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	6,902	4,736	1,946	772	14,354
Licensing arrangements	84	32	9	4	129
Distribution	1,462	3	30	—	1,495
Other	§	(14)	169	527	680

	$8,447	$4,757	$2,154	$1,302	$16,659

	Year ended December 31, 2019
	North America	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	6,941	4,770	2,045	754	14,510
Licensing arrangements	109	29	4	5	147
Distribution	1,492	2	20	—	1,514
Other	§	(6)	177	545	716

	$8,542	$4,795	$2,246	$1,304	$16,887

	Year ended December 31, 2018
	North America	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	7,838	5,153	2,151	739	15,881
Licensing arrangements	111	23	22	9	165
Distribution	1,347	7	19	—	1,373
Other	1	3	230	618	852

	$9,297	$5,186	$2,422	$1,366	$18,271

§	Represents an amount less than $1 million.
Variable consideration
Variable consideration mainly includes SR&A, comprised of rebates (including Medicaid and other governmental program discounts), chargebacks, returns and other promotional (including shelf stock adjustments) items. Provisions for prompt payment discounts are netted against trade receivables.
The Company recognizes these provisions at the time of sale and adjusts them if the actual amounts differ from the estimated provisions. For description of the nature of each deduction and how provisions are estimated see note 1.

11
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

SR&A to U.S. customers comprised approximately 79% of the Company’s total SR&A as of December 31, 2020, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the period ended December 31, 2019 and 2020 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2019	$175	3,006	$1,361	$1,530	$638	$176	$6,711	$6,886
Provisions related to sales made in current year period	383	5,552	976	9,565	281	394	16,767	$17,150
Provisions related to sales made in prior periods	—	(92)	(151)	(17)	77	(6)	(189)	$(189)
Credits and payments	(471)	(5,570)	(1,076)	(9,736)	(360)	(392)	(17,134)	$(17,605)
Translation differences	—	(1)	(1)	1	1	4	4	$4
Balance at December 31, 2019	$87	2,895	$1,109	$1,342	$637	$176	$6,159	$6,246
Provisions related to sales made in current year period	391	4,703	744	8,438	459	71	14,415	$14,806

Provisions related to sales made in prior periods	—	(219)	(184)	(65)	(28)	(1)	(497)	$(497)
Credits and payments	(398)	(5,360)	(849)	(8,614)	(386)	(100)	(15,309)	$(15,707)
Translation differences	—	35	8	7	4	2	56	$56

Balance at December 31, 2020	$80	2,054	$828	$1,108	$686	$148	$4,824	$4,904

NOTE 4—Inventories:
Inventories, net of reserves, consisted of the following:

	December 31,
	2020	2019
	(U.S. $ in millions)
Finished products	$2,378	$2,504
Raw and packaging materials	1,231	1,183
Products in process	605	583
Materials in transit and payments on account	189	151

	$4,403	$4,422

11
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 5—Property, plant and equipment:
Property, plant and equipment, net, consisted of the following:

	December 31,
	2020	2019
	(U.S. $ in millions)
Machinery and equipment	$5,245	$5,385
Buildings	2,720	2,839
Computer equipment and other assets	2,197	2,131
Assets under construction and payments on account	933	672
Land	292	323

	11,388	11,350
Less—accumulated depreciatio n	(5,092)	(4,914)

	$6,296	$6,436

Depreciation expenses were $537 million, $609 million and $676 million in the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, Teva had impairments of property
, plant and equipment in the amount of $416 million, $139 million and $500 million, respectively.
See note
15
.
NOTE 6—Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	December 31,
	2020	2019	2020	2019	2020	2019
	(U.S. $ in millions)
Product rights	$19,650	$19,663	$12,094	$10,640	$7,556	$9,023
Trade names	621	600	165	126	456	474
In-process research and development (IPR&D)	911	1,735	—	—	911	1,735

Total	$21,182	$21,998	$12,259	$10,766	$8,923	$11,232

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various categories with a weighted average life of approximately 10 years. Amortization of intangible assets amounted to $1,020 million, $1,113 million and $1,166 million in the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, the estimated aggregate amortization of intangible assets for the years 2021 to 2025 is as follows: 2021—$812 million; 2022—$764 million; 2023—$744 million; 2024—$705 million and 2025—$723 million. These estimates do not include the impact of IPR&D that is expected to be successfully completed and reclassified to product rights.

11
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of various generic products from the Actavis Generics acquisition of $877 million. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairment
Impairment of identifiable intangible assets amounted to $1,502 million, $1,639 million and $1,991 million in the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are recorded in the statement of income (loss) under intangible assets impairment.
Impairments in 2020 mainly consisted of:

(a)
IPR&D assets of $797 million, mainly due to: (i) $300 million related to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States; (ii) $262 million related to lenalidomide (generic equivalent of
Revlimid®),
due to modified competition assumptions as a result of settlements between the innovator and other generic filers; (iii) $211 million related to AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States following clinical trial results, received in February 2020, which failed to meet their primary endpoints; and

(b)
Identifiable product rights of
$705
million, mainly due to: (i)
$398
million related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States; (ii)
$165
million in Japan in connection with ongoing regulatory pricing reductions and generic competition; and (iii)
$110
million related to a change in the assumptions regarding competition for the expected relaunch of metformin tablets.

Impairments in 2019 mainly consisted of:

(a)
Identifiable product rights of $958 million, mainly due to: (i) $647 million due to updated market assumptions regarding price and volume of certain products acquired from Actavis Generics and primarily marketed in the United States, (ii) $128 million related to a decrease in future expected sales in Japan as a result of generic competition, and (iii) $123 million related to the discontinuation of certain products from Actavis Generics’ portfolio in several international markets; and

(b)
IPR&D assets of $681 million, due to: (i) $497 million related to various generic pipeline products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date or discount rate) in the United States (ii) $125 million related to lenalidomide (generic equivalent of REVLIMID
®
), due to modified competition assumptions as a result of settlements between the innovator and other generic filers, and (iii) $59 million related to a change in assumptions concerning the future European market share of a number of pipeline products acquired from Actavis Generics.

Impairments in 2018 mainly consisted of:

(a)
Identifiable product rights of $1,068 million, mainly due to: (i) $412 million in connection with updated market assumptions regarding price and volume of products acquired from Actavis Generics currently marketed in the United States and supply constraints; (ii) $290 million in certain international markets, due to a loss of several tenders and termination of products manufacturing lines; and (iii) $222 million in Japan in connection with ongoing regulatory pricing reductions and generic competition.

1
20

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

(b)
IPR&D assets of $923 million, mainly related to revaluation of generic products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, legal landscape, launch date or discount rate).

The fair value measurement of the impaired intangible assets in 2020 is
based
on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 7.5% to 9%. A probability of success factor of 80% was used in the majority of
fair value calculation
s
to reflect
inherent regulatory and commercial risk of IPR&D.
NOTE 7—Goodwill:
The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of December 31, 201 8 (1)	$11,098	$8,653	$2,479	$2,687	$24,917
Changes during the period:
Goodwil l disposal	(23)	(5)	—	—	(28)
Translation differences	16	(112)	53	—	(43)
Balance as of December 31, 2019 (1)	$11,091	$8,536	$2,532	$2,687	$24,846
Changes during the period:
Goodwill reclassified as assets held for sale	—	(8)	(19)	—	(27)
Goodwill impairment	(4,628)	—	—	—	(4,628)
Translation differences	10	574	(151)	—	433

Balance as of December 31 , 2020 (1)	$6,473	$9,102	$2,362	$2,687	$20,624

(1)	Accumulated goodwill impairment as of December 31, 2020, December 31, 2019 and December 31, 2018 was approximately $25.6 billion, $21.0 billion and $21.0 billion, respectively.
Teva operates its business through three reporting segments: North America, Europe and International Markets. Each of these business segments is a reporting unit. Additional reporting units include Teva’s production and sale of APIs to third parties (“Teva API”) and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. The Teva API and Medis reporting units are included under “Other” in the above table. See note 19 for additional segment information.
Teva determines the fair value of its reporting units using the income approach. The income approach is a forward-looking approach for estimating fair value. Within the income approach, the method used is the discounted cash flow method. Teva starts with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital (“WACC”), adjusted for the relevant risk associated with country-specific and business-specific characteristics. If any of these expectations were to vary materially from Teva’s assumptions, Teva may recognize an impairment of goodwill allocated to its reporting units in the future.

1
2
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

1
22

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Third Quarter Developments
During the third quarter of 2020, Teva’s share price experienced further decline. Teva analyzed its aggregated internal valuation of its reporting units compared to its market capitalization as part of its goodwill impairment test. Management believed there are similar reconciling factors to those referenced in the second quarter with additional declines occurring due to increased uncertainty related to certain litigation actions in the third quarter and the related uncertainties it added to the existing concerns around financial strength.
During the third quarter of 2020, management noted the following factors that led to an assessment of the North America reporting unit for impairment:

•	The Company noted a 25% reduction in its market capitalization from the second quarter of 2020 to the third quarter of 2020.

•
With respect to the opioids litigation, as discussions continue with the group of Attorneys General regarding the nationwide framework and trial dates are postponed largely due to the
COVID-19
pandemic, a resolution of this matter is taking longer than anticipated. Accordingly, the Company was and is currently unable to predict the timing of any final settlement or whether the settlement will be finalized based upon the current settlement framework.

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
However, the developments indicated
the timeframe for resolution will take significantly longer than previously expected which introduces greater uncertainty to a favorable resolution. In addition, management believed
that analysts
were
unlikely to modify their projections until the Company
could
demonstrate progression on the resolution with respect to some or all of the above legal matters. As such, for purposes of testing the goodwill in the North America reporting unit under ASC 350
, management incorporated these factors into its valuation of the North America reporting unit, which resulted
in an impairment charge of $4,628 million.
Fourth Quarter Developments
During the fourth quarter of 2020, management assessed developments during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount.
Based on this assessment, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying value as of December 31, 2020 and, therefore, no quantitative assessment was performed.
Following the goodwill impairment charge recorded in the third quarter of 2020 to the North America reporting unit, the carrying value of the North America reporting unit equaled its fair value as of September 30, 2020. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to the North America reporting unit in the future.
The other reporting units all have fair value in excess of 10% over their book values as of December 31, 2020.

12
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 8—Leases:
Teva adopted the new accounting standard ASC 842 “Leases” and all the related amendments on January 1, 2019 and used the effective date as Teva’s date of initial application.
The components of operating lease cost for the year ended December 31, 2020 were as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
	(U.S. $ in millions)	(U.S. $ in millions)
Operating lease cost:
Fixed payments and variable payments that depend on an index or rate	$148	$166
Variable lease payments not included in the lease liability	4	6
Short-term lease cost	3	6

	$155	$178
Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
	(U.S. $ in millions)	(U.S. $ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$151	$169
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$211	$142
Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2020	December 31, 2019
	(U.S. $ in millions)	(U.S. $ in millions)
Operating leases:
Operating lease ROU assets	$559	$514
Other current liabilities	116	118
Operating lease liabilities	479	435

Total operating lease liabilities	$595	$553

	December 31,	December 31,
	2020	2019
Weighted average remaining lease term
Operating leases	7.5 years	7.5 years
Weighted average discount rate
Operating leases	5.2%	6.0%

12
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Maturities of operating lease liabilities were as follows:

December 31, 2020
(U.S. $ in millions)
2021	$137
2022	119
2023	91
2024	73
2025 and thereafter	302

Total operating lease payments	$722

Less: imputed interest	127

Present value of lease liabilities	$595

At the end of the third quarter of

2020
, after obtaining the right to use the building, Teva began transitioning its corporate headquarters to a consolidated site in Tel-Aviv, Israel. Teva has an operating lease for the office space in Tel Aviv for an initial term of twelve and a half years, with an option for three extensions. Teva estimates that the reasonably certain holding period of the lease for accounting purposes is twelve and a half years. As of September 30,
2020
,
upon initial recognition,

Teva booked  $
74
million as operating lease right-of-use and $
66
million as operating lease liability.
As of December 31, 2020, Teva’s total finance lease assets and finance lease liabilities were
 $29 million and $21
million, respectively. The difference between those amounts is mainly due to prepaid payments.
NOTE 9—Debt obligations:

a.	Short-term debt:

			December 31,
	Weighted average interest rate as of December 31, 2020	Maturity	2020	2019
			(U.S. $ in millions)
Convertible debentures	0.25%	2026	514	514
Current maturities of long-term liabilities			2,674	1,831

Total short term debt			$3,188	$2,345

Convertible senior debentures
Teva 0.25% convertible senior debentures, due 2026, principal amount as of December 31, 2020 and 2019 were $514 million. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt. Holders of the convertible debentures were able to cause Teva to redeem the debentures on February 1, 2021, and $491 million of the convertible debentures were redeemed on such date.

12
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

b.	Long-term debt:

	Weighted average interest rate as of December 31, 2020	Maturity	December 31, 2020	December 31, 2019
	%		(U.S. $ in millions)
Senior notes EUR 1,010 million (1)	0.38%	2020	$—	$1,131
Senior notes EUR 1,500 million	1.13%	2024	1,839	1,673
Senior notes EUR 1,300 million	1.25%	2023	1,595	1,451
Senior notes EUR 900 million	4.50%	2025	1,107	1,008
Senior notes EUR 750 million	1.63%	2028	916	833
Senior notes EUR 700 million	3.25%	2022	861	784
Senior notes EUR 700 million	1.88%	2027	860	782
Senior notes EUR 1,000 million	6.00%	2025	1,230	1,120
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000
Senior notes USD 3,500 million	3.15%	2026	3,495	3,494
Senior notes USD 1,475 million	2.20%	2021	1,472	1,474
Senior notes USD 3,000 million	2.80%	2023	2,996	2,995
Senior notes USD 2,000 million	4.10%	2046	1,986	1,985
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 844 million	2.95%	2022	853	856
Senior notes USD 789 million	6.15%	2036	783	782
Senior notes USD 700 million (2)	2.25%	2020	—	700
Senior notes USD 613 million	3.65%	2021	616	618
Senior notes USD 588 million	3.65%	2021	586	587
Senior notes CHF 350 million	0.50%	2022	397	361
Senior notes CHF 350 million	1.00%	2025	398	362
Total senior notes			25,490	26,496
Other long-term debt	1.08%	2026	1	1
Less current maturities			(2,674)	(1,831)
Less debt issuance costs			(86)	(103)

Total senior notes and loans			$22,731	$24,562

(1)	In July 2020 , Teva repaid at maturity € 1,010 million of its 0.375% senior notes.
(2)	In March 2020 , Teva repaid at maturity $ 700 million of its 2.25% senior notes.
Long term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts (as defined), if any.
Long term debt as of December 31, 2020 is effectively denominated in the following currencies: U.S. dollar 60%, euro 37% and Swiss franc 3%.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $2.3 billion unsecured syndicated
 revolving credit facility

entered into in April 2019
 (“RCF”).

12
6

TEVA
PHARMACEUTICAL
INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements—(
Continued
)
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
The net debt to EBITDA ratio limit was 5.75x through December 31, 2020, gradually declines to 5.50x in the first and second quarters of 2021, 5.00x in the third and fourth quarters of 2021, and continues to gradually decline over the remaining term of the RCF.
The RCF can be used for general corporate purposes, including repaying existing debt. As of December 31, 2020, and as of the date of this Annual Report on Form 10-K, no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date these financial statements are issued.
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
As of December 31, 2020, the required annual principal payments of long-term debt, excluding debt issuance cost, including convertible senior debentures, starting from the year 202
2
, are as follows:

December 31,
2020
(U.S. $ in millions)
2022	$2,111
2023	4,591
2024	3,089
202 5	3,735
2026 and thereafter *	9,804

$23,330

*	Including $514 million convertible notes. See note 9a.
NOTE 10—Derivative instruments and hedging
activities
:

a.	Foreign exchange risk management:
In 2020, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject
to significant foreign currency risks.

12
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The Company enters into forward exchange contracts, purchases and writes options in order to hedge the currency exposure on balance sheet items, revenues and expenses. In addition, the Company takes measures to reduce exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the subsidiaries within Teva. The currency hedged items are usually denominated in the following main currencies: the euro, the Swiss franc, the Japanese yen, the British pound, the Russian ruble, the Canadian dollar, the Polish zloty, the Indian rupee and other European and Latin American currencies. Depending on market conditions, foreign currency risk is also managed through the use of foreign currency debt.
The Company may choose to hedge against possible fluctuations in foreign subsidiaries net assets (“net investment hedge”) and entered into cross currency swaps and forward contracts in the past in order to hedge such an exposure.
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

c.	Derivative instrument disclosure:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	December 31,
	2020	2019
	(U.S. $ in millions)
Cross-currency swap , net investment hedge	—	1,000

d.	Derivative instrument outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$24	$32
Liability derivatives:
Other current liabilities:
Cross-currency swaps , net investment hedge	—	(22)
Option and forward contracts	—	—	(79)	(41)

12
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

	Financial expenses, net			Other comprehensive income (loss)
	Year ended December 31,			Year ended December 31,
	2020	2019	2018**	2020	2019	2018**
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$834	$822	$959	$(30)	$160	$(585)
Cross-currency swaps—cash flow hedge (1)	—	(2)	(2)	—	(33)	(35)
Cross-currency swaps , net investment hedge (2)	(2)	(29)	(31)	(21)	(22)	(51)
Interest rate swaps—fair value hedge (3)	—	2	*	—	—	—

*	Represents an amount less than $0.5 million.
**	Comparative figures are based on prior hedge accounting standard.
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net			Net revenues
	Year ended December 31,			Year ended December 31,
	2020	2019	2018	2020	2019	2018
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$834	$822	$959	$16,659	$16,887	$18,271
Option and forward contracts (4)	130	(51)	(12)	—	—	—
Option and forward contracts (5)	—	—	—	*	14	(4)

*	Represents an amount less than $0.5 million.
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

12
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

(5)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, the Swiss franc, the Japanese yen, the British pound, the Russian ruble, the Canadian dollar and some other currencies during the period for which such instruments are transacted. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. During 2019 and 2020, Teva entered into hedging instruments to hedge part of the projected 2020 operating results. In 2020, Teva recognized a gain of $27 million in relation with the 2020 hedging program. During the second half of 2020, Teva entered into hedging instruments to hedge part of the projected operating results for 2021. As part of the economic hedge treatment, Teva recorded a loss of $27 million in relation to the 2021 hedging instruments in the second half of 2020, while the positive foreign exchange impact on the underlying revenues and expenses, may occur upon their maturity in 2021. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward starting interest rate swaps and treasury lock agreements, losses of
$31
million,
$29
million and
$28
million were recognized under financial expenses, net for the years ended December 31, 2020, 2019 and 2018, respectively.
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

1
30

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
With respect to the interest rate swap and cross-currency swap agreements, gains of
$3 million, $6 million and $6
million were recognized under financial expenses, net for the years ended December 31, 2020, 2019 and 2018, respectively.

f.	Securitization:
In April 2011, Teva established a trade receivables securitization program to sell trade receivables to BNP Paribas Bank (“BNP”). Under the program Teva (on a consolidated basis) receives an initial cash purchase price and the right to receive a deferred purchase price (“DPP”), according to the purchase price for the receivables sold by it.
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
This program expires on August 21, 2021 but can be renewed with consent from the parties to the program up to August 20, 2022 or any other date agreed between the parties.
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
The portion of the purchase price for the receivables which is not paid in cash by the conduit is a DPP asset. The conduit pays the SPE the DPP from collections received by the conduit from the securitized trade receivables (after paying senior costs and expenses, including the conduit’s debt service obligations), which the SPE then pays to Teva.The DPP asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The DPP asset is included in other current assets on Teva’s consolidated balance sheet.
Teva has collection and administrative responsibilities for the sold receivables. The fair value of these servicing arrangements as well as the fees earned was immaterial.

1
31

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

DPP asset as of December 31, 2020 and 2019 was
$266 million and $250
million, respectively.
As of December 31, 2020 and 2019, the balance of Teva’s securitized assets sold were
$734 million and $690
million, respectively.
The following table summarizes the sold receivables outstanding balance net of DPP asset under the outstanding securitization program:

	As of and for the year ended December 31,
	2020	2019
	(U.S. $ in millions)
Sold receivables at the beginning of the year	$690	$686
Proceeds from sale of receivables	4,606	4,852
Cash collections (remitted to the owner of the receivables)	(4,607)	(4,849)
Effect of currency exchange rate changes	45	1

Sold receivables at the end of the year	$734	$690

NOTE 11—Legal settlements and loss contingencies:
Legal settlements and loss contingencies for 2020 amounted to expenses of $60 million, compared to expenses of $1,178 million in 2019
and an income of $1,208 million in
2018.
 The expenses in 2020 were mainly related to a fine imposed by the European Commission in relation to a 2005 patent settlement agreement and an increase of a reserve for certain product liability claims in the United States, partially offset by proceeds received following a settlement of the FCPA derivative proceedings in Israel and settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics). The expenses in 2019 were mainly related to an estimated provision recorded in connection with potential settlement of the opioid cases.
As of December 31, 2020 and 2019, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $1,625 million and $1,580 million, respectively.
NOTE 12—Commitments and contingencies:

a.	Commitments:
Royalty commitments:
The Company is committed to pay royalties to owners of
know-how,
partners in alliances and other certain arrangements and to parties that financed research and development, at a wide range of rates as a percentage of sales or of the gross margin of certain products, as defined in the underlying agreements.
Until September 30, 2018, royalty expenses were reported in cost of goods sold if related to the acquisition of a product, and if not, such expenses were included in S&M expenses. Commencing October 1, 2018, royalty expenses are retroactively reported entirely under cost of goods sold. Royalty expenses in each of the years ended December 31, 2020, 2019 and 2018 were $505 million, $403 million and $536 million, respectively.

Milestone commitments:
Teva has committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events,

1
32

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

it is unclear when, if ever, Teva may be required to pay such amounts. As of December 31, 2020, if all milestones and targets, for compounds in phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $509 million.

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

13
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
decision. On December 2, 2020,
Teva filed a request for panel and en banc review. On February 9, 2021, the Federal Circuit granted panel rehearing. In its February 9, 2021 order, the Court vacated the October 2, 2020 judgment and scheduled oral argument for February 23, 2021. The Court will hear oral argument only on the issue of whether there is enough evidence to support the jury’s verdict of induced infringement during the time period from January 8, 2008 through April 30, 2011 (the “skinny label” period). If further appeals are decided against Teva, the case would be remanded to the district court for it to consider Teva’s other legal and equitable defenses that have not yet been considered by the district court.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan are allegedly found in the active pharmaceutical ingredient (API) supplied by multiple API manufacturers. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring claims. Defendants’ motions to dismiss in the valsartan, losartan and irbesartan MDL were denied in part and granted in part, allowing plaintiffs to file amended complaints. On December 31, 2020, the court in the ranitidine MDL granted the generic defendants’ motion to dismiss on the grounds of preemption and deficient pleading, allowing plaintiffs to re-plead
certain claims. Certain plaintiffs appealed the decision. In addition to these MDLs, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. A motion to dismiss in that consolidated action is pending. Similar lawsuits are pending in Canada and Germany.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
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
Additionally, the European Commission issued a Statement of Objections and a Supplementary Statement of Objection in July 2017 and June 2020, respectively, and a final decision against both Cephalon and Teva in November 2020, finding that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil, and imposed fines totaling €60.5 million on Teva and Cephalon. Teva and Cephalon filed an appeal against the decision in February 2021. A provision for this matter was included in the financial statements.
Teva and its affiliates have been named as defendants in lawsuits that allege that multiple patent litigation settlement agreements relating to AndroGel
®
1% (testosterone gel) violate the antitrust laws. The first of these lawsuits (the “Georgia AndroGel Litigation”) was filed in January 2009 in California federal court, and later transferred to Georgia federal court, with the FTC and the State of California, and later private plaintiffs,

13
6

TEVA PHARMACEUTICAL INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements—(Continued)

challenging a September 2006 patent litigation settlement between Watson Pharmaceuticals, Inc. (“Watson”), from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”). The second lawsuit (the “Philadelphia AndroGel Litigation”) was filed by the F
T
C
 in September 2014 in federal court in Philadelphia, challenging Teva’s December 2011 patent litigation settlement with AbbVie. The FTC stipulated to dismiss Teva from both litigations, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. On July 16, 2018, the direct purchaser plaintiffs’ motion for class certification in the Georgia AndroGel Litigation was denied and Teva later settled with most of the retailer plaintiffs in the Georgia AndroGel Litigation as well as the three direct purchasers that had sought class certification. These settlement amounts were paid in full. In addition, on January 7, 2021, Teva settled all claims with the remaining retailer plaintiff in the Georgia AndroGel Litigation and thus no claims remain in the Georgia AndroGel Litigation. In August 2019, certain other direct-purchaser plaintiffs (who would have been members of the direct purchaser class in the Georgia AndroGel Litigation, had it been certified) filed their own claims in the federal court in Philadelphia (where the Philadelphia AndroGel Litigation has been pending), challenging (in one complaint) both the September 2006 settlement between Watson and Solvay, and the December 2011 settlement between Teva and AbbVie. Those claims remain pending. Annual sales of

AndroGel
®
1% were approximately

$350
million at the time of the earlier Watson/Solvay settlement and approximately
$140
million at the time Actavis launched its generic version of AndroGel
®
1% in November 2015. A provision for these matters was included in the financial statements.
In December 2011, three groups of plaintiffs sued Wyeth and Teva for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving extended release venlafaxine (generic Effexor XR
®
) entered into in November 2005. The cases were filed by a purported class of direct purchasers, by a purported class of indirect purchasers and by certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. In October 2014, the court granted Teva’s motion to dismiss in the direct purchaser cases, after which the parties agreed that the court’s reasoning applied equally to the indirect purchaser cases. Plaintiffs appealed and, in August 2017, the Third Circuit reversed the district court’s decision and remanded for further proceedings. In March 2020, the district court temporarily stayed discovery and referred the case to mediation, and discovery remains stayed. Annual sales of Effexor XR
®
were approximately
$2.6
billion at the time of settlement and at the time Teva launched its generic version of Effexor XR
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs sued GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal
®
) entered into in February 2005. The plaintiffs claim that the settlement agreement unlawfully delayed generic entry and seek unspecified damages. In December 2012, the court dismissed the case, but in June 2015, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further proceedings. In December 2018, the district court granted the direct-purchaser plaintiffs’ motion for class certification, but on April 22, 2020, the Third Circuit reversed that ruling and remanded for further class certification proceedings. The district court’s decision on the direct purchaser plaintiffs’ renewed motion for class certification remains pending. Annual sales of Lamictal
®
were approximately

$950
million at the time of the settlement and approximately
 $2.3
billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005, to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. In August 2019, the district court certified the direct-purchaser class, but in June 2020, the

13
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

court denied the indirect purchasers’ motion for class certification without prejudice. On September 4, 2020, the indirect purchasers filed a renewed motion for class certification, which remains pending. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, which has since been amended, alleging violations of state law. Defendants moved to strike the District Attorney’s claims for restitution and civil penalties to the extent not limited to alleged activity occurring in Orange County. The Superior Court denied that motion. The Court of Appeals subsequently reversed the decision and in June 2020, the California Supreme Court reversed the Court of Appeals’ decision, allowing the District Attorney’s claims to proceed. Annual sales of Niaspan
®
were approximately
$416
million at the time of the settlement and approximately
$1.1
billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
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
Blue Cross Blue Shield of Michigan and Blue Care Network of Michigan (collectively “BCBSM”) filed their own lawsuit against Watson, and other defendants, in Michigan state court relating to the Lidoderm
®
settlement. Defendants moved to dismiss that lawsuit on June 5, 2020, and those motions were granted in part and denied in part on October 16, 2020. In January 2021, Watson and BCBSM reached an agreement in principle to settle the lawsuit. On January 24, 2020, the State of Mississippi filed a complaint against Teva and Watson in Mississippi state court relating to the Lidoderm
®
settlement, which it subsequently amended on June 12, 2020. Teva and Watson have moved to dismiss that amended complaint, and their motion remains pending.
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
In May 2015, a purported class of end payers for Namenda IR
®
(memantine hydrochloride) filed a lawsuit against Forest Laboratories, LLC (“Forest”), the innovator, and several generic manufacturers, including Teva, alleging, among other things, that the settlement agreements between Forest and the generic manufacturers to resolve patent litigation over Namenda IR
®
violated the antitrust laws. Teva reached a settlement agreement with these plaintiffs in July 2020, which received preliminary approval on October 13, 2020 and is awaiting final court approval. Annual sales of Namenda IR
®
at the time of the patent litigation settlement were approximately

$
1.1

billion and approximately
 $
550

million at the time other manufacturers first launched generic versions of
Namenda IR
®
in July

2015.

13
8

TEVA
PHARMACEUTICAL
INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements—(Continued)

In January 2019, generic manufacturer Cipla Limited filed a lawsuit against Amgen, which was later amended to include Teva as a defendant, in Delaware federal court, alleging, among other things, that a January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated the antitrust laws. On August 14, 2020, Cipla Limited agreed to dismiss its claims against Teva, with prejudice, and those claims have since been dismissed. Putative classes of direct-purchaser and end-payer
plaintiffs have also filed antitrust lawsuits (which have since been coordinated in federal court in Delaware) against Amgen and Teva related to the January 2, 2019 settlement. On July 22, 2020, a magistrate judge recommended that plaintiffs’ claims be dismissed and on November 30, 2020, the district court overruled the magistrate judge’s recommendation, denied Teva’s motion to dismiss in part, and instructed plaintiffs to file an amended complaint. Annual sales of Sensipar
®
in the United States were approximately $1.4 billion at the time Teva launched its generic version of Sensipar
®
in December 2018, and at the time of the January 2, 2019 settlement.
On December 16, 2016, the U.K. Competition and Markets Authority (“CMA”) issued a statement of objections (a provisional finding of breach of the Competition Act) in respect of certain allegations against Allergan, Actavis UK and certain Auden Mckenzie entities alleging competition law breaches in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. On March 3, 2017 and February 28, 2019, the CMA issued second and third statements of objections in respect of certain additional allegations relating to the same products and covering part of the same time periods as in the first statement of objections. On February 12, 2020, the CMA issued a Supplementary Statement of Objections effectively combining the three previously issued statements referenced above and a Statement of Draft Penalty Calculation was issued on October 28, 2020. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to the December 16, 2016 and March 3, 2017 statements of objections, and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. A liability for this matter has been recorded in the financial statements.
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
Between September 1, 2020 and December 20, 2020, separate plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases have been coordinated and remain in their preliminary stages, pending a decision regarding potential transfer. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
Government Investigations and Litigation Relating to Pricing and Marketing
Teva is involved in government investigations and litigation arising from the marketing and promotion of its pharmaceutical products in the United States.
In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the U.S. Department of Justice (“DOJ”) Antitrust Division seeking documents and other information relating to the marketing and

13
9

TEVA
PHARMACEUTICAL INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements—(Continued)

pricing of certain Teva USA generic products and communications with competitors about such products. On August 25, 2020, a federal grand jury in the Eastern District of Pennsylvania returned a three count indictment charging T
e
va USA with criminal felony Sherman Act violations. See No.
20-cr-200
(E.D. Pa.). The indictment alleges Teva USA participated in a conspiracy with certain other generic drug manufacturers to maintain and fix prices, allocate customers, and other alleged antitrust offenses concerning the sale of generic drugs, including Pravastatin, Carbamazepine, Clotrimazole, Etodolac (IR and ER), Fluocinonide (Cream
E-Cream,
Gel, and Ointment), Warfarin, Etodolac (IR), Nadolol, Temozolomide, and Tobramycin. On September 8, 2020, Teva USA pled not guilty to all counts. A tentative trial date is yet to be scheduled. While the Company is unable to estimate a range of loss at this time, a conviction on these criminal charges could have a material adverse impact on the Company’s busi
n
ess, including monetary penalties and debarment from federally funded health care programs.
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
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these attorneys general filed yet another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products. On June 10, 2020, most, but not all, of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the District of Connecticut naming, among other defendants, Actavis, but not Teva USA in a similar complaint relating to dermatological generics products. In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 complaint, referenced above, along with three complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. Teva moved the court to reconsider that ruling, and the motion was granted on February 9, 2021. As a result, the attorneys’ general November 1, 2019 amended complaint is not expected to be among the bellwether complaints in the Pennsylvania MDL.
Beginning on March 2, 2016, and continuing through December 2020, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva and Actavis. The plaintiffs generally

1
40

TEVA
PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On October 16, 2018, the court
denied certain of the defendants’ motions to dismiss as to certain federal claims, pending as of that date, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, and again on May 6, 2020, certain individual plaintiffs commenced a civil action in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaint has been filed in either action and the July 18, 2019 case has been placed in deferred status. On November 13, 2019, and again on August 24, 2020, certain counties in New York commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. On December 15, 2020, several additional New York counties filed suit in New York state court raising similar allegations. On March 1, 2020, Harris County in Texas filed a complaint against several generic manufacturers including Teva and Actavis in the District Court for the Southern District of Texas, which has been transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The action is in its early stages.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Subsequently, in August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. It is alleged that Teva caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients. An adverse judgment may involve damages, civil penalties and injunctive remedies. On October 19, 2020, Teva filed a motion to dismiss the complaint, which remains pending.
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
Opioids Litigation
Since May 2014, more than 3,000 complaints have been filed with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties, states, other governmental agencies, tribes and private plaintiffs (including various putative class actions of individuals) in both state and federal courts. Most of the federal cases have been consolidated into a multidistrict litigation in the Northern District of Ohio (“MDL Opioid Proceeding”) and many of the cases filed in state court have been removed to federal court and consolidated into the MDL Opioid Proceeding. Two cases that were included in the MDL Opioid Proceeding were recently transferred back to federal district court for additional discovery, pre-trial
proceedings and trial. Those cases are: City of Chicago v. Purdue Pharma L.P. et al., No.
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

1
4
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

allegedly engaged in improper marketing and distribution of opioids, including ACTIQ
®
and FENTORA
®
. The complaints also assert claims related to Teva’s generic opioid products. In addition, over 950 personal injury plaintiffs, including various putative class actions of individuals, have asserted personal injury and wrongful death claims in over 600 complaints, nearly all of which are consolidated in the MDL Opioid Proceeding. Furthermore, approximately 700 complaints have named Anda, Inc. (and other distributors and manufacturers) alleging that Anda failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the abuse and diversion of such products to individuals who used them for other than legitimate medical purposes. Plaintiffs seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. Certain plaintiffs assert that the measure of damages is the entirety of the costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages. The individual personal injury plaintiffs further seek non-economic
damages. In many of these cases, plaintiffs are seeking joint and several damages among all defendants.
Absent resolutions, trials are expected to proceed in several states in 2021, unless postponed as a result of the COVID-19 pandemic.
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

As of January 2021, the Company continues to negotiate the terms and conditions of the framework. The Company cannot predict if the framework will be finalized with its current terms and obligations. The Company considered a range of potential settlement outcomes. The current provision remains a reasonable estimate of the ultimate costs if the nationwide settlement framework is finalized based on recent discussions. However, if not finalized for the entirety of the cases, a reasonable upper end of a range of loss cannot be determined. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.

1
42

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Separately, on April 27, 2018, Teva received subpoena requests from the United States Attorney’s office in the Western District of Virginia and the Civil Division seeking documents relating to the manufacture, marketing and sale of branded opioids. In August 2019, Teva received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act. In September 2019, Teva received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. Following a Statement of Changes and Notice of Hearing filed by the NYDFS, a hearing is currently scheduled to take place in June 2021. Currently, Teva cannot predict how the nationwide settlement framework agreement (if finalized) will affect these investigations and administrative actions. In addition, a number of state attorneys general, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Other states are conducting their own investigations outside of the multistate group. Teva is cooperating with these ongoing investigations and cannot predict their outcome at this time.
In addition, several jurisdictions and consumers in Canada have initiated litigation regarding opioids alleging similar claims as those in the United States. The cases in Canada may be consolidated and are in their early stages.
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff in that action filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. The amended complaint seeks unspecified damages, legal fees, interest, and costs. In July 2017, August 2017, and June 2019, other putative securities class actions were filed in other federal courts based on similar allegations, and those cases have been transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and October 2020, twenty complaints were filed against Teva and certain of its current and former officers and directors seeking unspecified compensatory damages, legal fees, costs and expenses. The similar claims in these complaints have been brought on behalf of plaintiffs, in various forums across the country, who have indicated that they intend to
“opt-out”
of the plaintiffs’ class if one is certified in the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. The case is now in discovery. Pursuant to that consolidation order, plaintiffs in several of the
“opt-out”
cases filed amended complaints on May 28, 2020. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. The Ontario Teachers Securities Litigation plaintiffs filed a Motion for Class Certification and Appointment of Class Representatives and Class Counsel on June 19, 2020, which the defendants opposed. That motion is pending. Motions to approve securities class actions were also filed in the Tel Aviv District Court in Israel with similar allegations to those made in the Ontario Teachers Securities Litigation.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers alleging, among other things, violations of

14
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule
10b-5.
The complaint, purportedly filed on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020, alleges that Teva and certain of its former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the above referenced August 2020 False Claims Act complaint filed by the DOJ. The securities class action complaint seeks unspecified damages, legal fees, interest, and costs. The case is in its preliminary stages. Motions for the appointment of lead plaintiff and selection of counsel were filed in late November 2020 and remain pending. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
Motions to approve derivative actions against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness with respect to the acquisition of the Rimsa business, the acquisition of Actavis Generics and the patent settlement relating to Lidoderm
®
. Motions for document disclosure prior to initiating derivative actions were filed with respect to several U.S. and EU settlement agreements, opioids, the U.S. price-fixing investigations and allegations related to the DOJ’s complaint regarding Copaxone patient assistance program in the U.S. In October 2020, Teva filed a notice with the Tel Aviv District Court to settle the derivative proceeding with regard to the acquisition of Actavis Generics and two related actions, including the derivative proceedings related to allegations in connection with the Lidoderm
®
patent settlement agreement. Various motions were filed in Israel to approve a derivative action, discovery and a class action related to claims regarding Teva’s above-mentioned FCPA resolution with the SEC and DOJ. The parties have reached a settlement which was approved by the Tel Aviv District Court on April 6, 2020.
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
Although liability among the responsible parties, under certain circumstances, may be joint and several, these proceedings are frequently resolved so that the allocation of clean-up
and other costs among the parties reflects the relative contributions of the parties to the site conditions and takes into account other pertinent factors. Teva’s potential liability varies greatly at each of the sites; for some sites the costs of the investigation, clean-up
and natural resource damages have not yet been determined, and for others Teva’s allocable share of liability has not been determined. At other sites, Teva has taken an active role in identifying those costs, to the extent they are identifiable and estimable, which do not include reductions for potential recoveries of clean-up
costs from insurers, indemnitors, former site owners or operators or other potentially responsible parties. In addition, enforcement proceedings relating to alleged violations of federal, state, commonwealth or local requirements at some of Teva’s facilities may result in the imposition of significant penalties (in amounts not

14
4

TEVA PHARMACEUTICAL INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements—(Continued)

expected to materially adversely affect Teva’s results of operations) and the recovery of certain costs and natural resource damages, and may require that corrective actions and enhanced compliance measures be implem
e
nted.
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
 Trial in this matter is currently scheduled for October 2021
.
NOTE 13—Income taxes:

a.	Income (loss) before income taxes:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
Parent Company and its Israeli subsidiaries	$947	$542	$1,022
Non-Israeli subsidiaries	(5,353)	(1,807)	(3,618)

	$(4,406)	$(1,265)	$(2,596)

b.	Income taxes:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
In Israel	$60	$107	$131
Outside Israel	(228)	(385)	(326)

	$(168)	$(278)	$(195)

Current	$182	$885	$700
Deferred	(350)	(1,163)	(895)

	$(168)	$(278)	$(195)

14
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	2020	2019	2018
	(U.S. $ in millions)
Income (Loss) before income taxes	$(4,406)	$(1,265)	$(2,596)
Statutory tax rate in Israel	23.0%	23.0%	23.0%

Theoretical provision for income taxes	$(1,013)	$(291)	$(597)
Increase (decrease) in the provision for income taxes due to:
The Parent Company and its Israeli subsidiaries - Mainly tax benefits arising from reduced tax rates under benefit programs	(183)	(44)	(134)
Non-Israeli subsidiaries, including impairments *	1,369	(115)	381
U.S. Tax Cuts and Jobs Act effect			97
Increase (decrease) in other uncertain tax positions—net	(341)	172	58

Effective consolidated income taxes	$(168)	$(278)	$(195)

*	In 2020 and 2018, income before income taxes includes goodwill impairment in non-Israeli subsidiaries that did not have a corresponding tax effect.
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
In 2020, Teva released a valuation allowance on its deferred tax assets in one jurisdiction and recorded a valuation allowance in another jurisdiction, with both adjustments reflecting changes in the business forecasts of profitability in these jurisdictions. The net effect of these adjustments did not materially impact Teva’s effective tax rate for 2020.

c.	Deferred income taxes:

	December 31,
	2020	2019
	(U.S. $ in millions)
Long-term deferred tax assets (liabilities), net:
Inventory related	$212	$144
Sales reserves and allowances	173	198
Provision for legal settlements	235	260
Intangible assets (*)	(1,064)	(1,733)
Carryforward losses and deductions and credits (**)	2,176	1,689
Property, plant and equipment	(142)	(170)
Deferred interest	527	648
Provisions for employee related obligations	107	106
Other	54	122

	2,278	1,264
Valuation allowance—in respect of carryforward losses and deductions that may not be utilized	(2,547)	(1,974)

	$(269)	$(710)

(*)	The decrease in deferred tax liability is mainly due to impairment and amortization.

14
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

(**)	The amounts are shown after reduction for unrecognized tax benefits of $ 63 million and $115 million as of December 31, 2020 and 2019 , respectively.

This amount represents the tax effect of gross carryforward losses and deductions with the following expirations:
2021
-
2022
—$79 million;
2023
-
2029
—$663 million;
2030
and thereafter—$171 million. The remaining balance—$1,327 million—can be utilized with no expiration date.

The deferred income taxes are reflected in the balance sheets among:

	December 31,
	2020	2019
	(U.S. $ in millions)
Long-term assets—deferred income taxes	695	386
Long-term liabilities—deferred income taxes	(964)	(1,096)

	$(269)	$(710)

d.	Uncertain tax positions:
The following table summarizes the activity of Teva’s gross unrecognized tax benefits:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
Balance at the beginning of the year	$1,223	$1,072	$1,034
Increase (decrease) related to prior year tax positions, net	(238)	23	76
Increase related to current year tax positions	10	246	11
Decrease related to settlements with tax authorities and lapse of applicable statutes of limitations	(105)	(118)	(49)
Other	(2)	—	—

Balance at the end of the year	$888	$1,223	$1,072

Uncertain tax positions, mainly of a long-term nature,
include
accrued potential penalties and interest of $173 million, $164 million and $131 million as of December 31, 2020, 2019 and 2018, respectively. The total amount of interest and penalties reflected in the consolidated statements of income was a net increase of $
9 million, $
33 million
and $19 million
for the
years
ended December 31, 2020, 2019 and 2018
, respectively
. Substantially all the above uncertain tax benefits, if recognized, would reduce Teva’s annual effective tax rate. Teva does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.

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

14
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The Israeli tax authorities issued tax assessment decrees for 2008-2012 and 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2012 and 2013-2016 decrees before the Central District Court in Israel. The Company believes it has adequately provided for these items, however, adverse results could be material.
In the United States, Teva has one tax issue in dispute for the 2009-2011 audit cycle, which is currently in litigation. The 2012-2014 audit cycle is ongoing, with an assessment report expected to be received in 2021. Additionally, Teva’s U.S. subsidiaries have multiple audit cycles open. The Company believes it has adequately provided for these items and that any adverse results would have an immaterial impact on Teva’s financial statements.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is scheduled to begin in
March 2021
. A final and binding decision against Teva in this case may lead to an impairment in the amount of $141 million.
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

14
8

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
The new incentives regime applies to “Preferred Technological Enterprises” or “Special Preferred Technological Enterprises.” A “Preferred Technological Enterprise” is an enterprise that meet certain conditions, including, inter alia:

a.	Investment of at least 7% of income, or at least NIS 75 million (approximately $22 million) in R&D activities; and

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
The Parent Company and its Israeli subsidiaries elected to compute their taxable income in accordance with Income Tax Regulations (Rules for Accounting for Foreign Investors Companies and Certain Partnerships and Setting their Taxable Income), 1986. Accordingly, the taxable income or loss is calculated in U.S. dollars. Applying these regulations reduces the effect of U.S. dollar—NIS exchange rate on the Company’s Israeli taxable income
.

14
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Non-Israeli
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
As of December 31, 2020 and 2019, Teva had approximately 1.2 billion ordinary shares issued. Teva ordinary shares are traded on the Tel-Aviv Stock Exchange and on the New York Stock Exchange, in the form of American Depositary Shares (“ADSs”), each of which represents one ordinary share
.

b.	Mandatory convertible preferred shares
On December 17, 2018,
Teva’s
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

As a result of this conversion, Teva issued 70.6 million ADSs.

c.	Stock-based compensation plans
Stock-based compensation plans are comprised of stock options, RSUs, PSUs, and other equity-based awards to employees, officers, directors and consultants of the Company and its affiliates. The purpose of the plans is to (a) attract, retain, motivate, and reward such individuals, and (b) promote the creation of long-term value for shareholders of the Company by closely aligning the interests of such individuals with those of the shareholders.
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

1
50

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
The 2015 Plan expired on June
30
, 2020 (except with respect to awards outstanding on that date), and no additional awards under the 2015 Plan may be made.
On June 11, 2020, the Teva 2020 Long-Term Equity-Based Incentive Plan was approved by Teva’s shareholders and became effective on July 1, 2020. Under the plan, 68 million shares, including options exercisable into ordinary shares, RSUs and PSUs, were approved for grant.
As of December 31, 2020, 74
million

shares remain available for future awards under the 2020 Long-Term Equity-Based Incentive Plan.
In the past, Teva had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards granted under such prior plans continue in accordance with the terms of the respective plans.
The vesting period of the outstanding options and RSUs is generally from 1 to 4 years from the date of grant. The vesting period of PSUs is generally 3 years from the date of grant. The rights of the ordinary shares obtained from the exercise of options, RSUs or PSUs are identical to those of the other ordinary shares of the Company. The contractual term of these options is primarily for ten years.

Status of options
A summary of the status of the options granted by Teva as of December 31, 2020, 2019 and 2018, and changes during the years ended on those dates, is presented below (the number of options represents ordinary shares exercisable in respect thereof).

	Year ended December 31,
	2020		2019		2018
	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price
Balance outstanding at beginning of year	40,064	$37.90	48,393	$38.62	43,121	$44.32
Changes during the year:
Granted	—	—	—	—	12,401	19.12
Exercised	—	—	(11)	16.99	(84)	17.01
Forfeited	(3,610)	40.24	(8,318)	42.12	(7,040)	39.38
Expired	(1,220)	49.35	—	—	(5)	50.65

Balance outstanding at end of year	35,234	37.27	40,064	37.90	48,393	38.62

Balance exercisable at end of year	28,556	40.56	26,601	43.41	24,086	46.89

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
The weighted average fair value of options granted during
these
years was generally estimated by using the Black-Scholes option-pricing model as follows:

	Year ended December 31,
	2020	2019	2018
Weighted average fair value	—	—	$7.4
The fair value of these options was estimated on the date of grant, based on the following weighted average assumptions:

	Year ended December 31,
	2020	2019	2018
Expected volatility	—	—	40%
Risk-free interest rate	—	—	2.6%
Expected term	—	—	5 years
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

The following tables summarize information as of December 31, 2020 regarding the number of ordinary shares issuable upon (1) outstanding options and (2) vested options:

(1) Number of ordinary shares issuable upon exercise of outstanding options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life
	Number of shares	$	Years
Lower than $15.01	592	11.40	6.84
$15.01 - $25.00	10,087	18.93	7.12
$25.01 - $35.00	7,221	34.61	6.16
$35.01 - $45.00	5,216	40.66	1.46
$45.01 - $55.00	7,895	51.06	4.10
$55.01 - $65.00	4,223	59.26	4.30

Total	35,234	37.27	5.07

(2) Number of ordinary shares issuable upon exercise of vested options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life
	Number of shares	$	Years
Lower than $15.01	394	11.40	6.84
$15.01 - $25.00	5,431	18.81	7.09
$25.01 - $35.00	5,423	34.61	6.16
$35.01 - $45.00	5,216	40.66	1.46
$45.01 - $55.00	7,895	51.06	4.10
$55.01 - $65.00	4,197	59.28	4.30

Total	28,556	40.56	4.65

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $ 9.65 on December 31, 2020, less the weighted average exercise price in each range. This represents the potential amount receivable by the option holders had all option holders exercised their options as of such date. As of December 31, 2020, there were no exercisable options that were in-the-money.
The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was immaterial, based on the Company’s average stock price of $11.50 and $20.92, for the years then ended, respectively.
 No options were exercised during 2020.

Status of
non-vested
RSUs and PSUs
The following table summarizes information about the number of RSUs and PSUs granted
 and outstanding:

	Year ended December 31,
	2020		2019		2018
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Balance outstanding at beginning of year	15,977	$16.49	10,403	$20.93	7,468	$27.95
Granted	10,848	11.42	9,303	15.36	5,900	18.80
Vested	(4,324)	19.49	(2,435)	30.24	(1,638)	37.30
Forfeited	(1,781)	18.18	(1,294)	18.74	(1,327)	32.50

Balance outstanding at end of year	20,720	13.81	15,977	16.49	10,403	20.93

The Company expenses compensation costs are based on the grant-date fair value. For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation costs as follows:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
Employee stock options	$30	$46	$74
RSUs and PSUs	99	73	81

Total stock-based compensation expense	129	119	155
Tax effect on stock-based compensation expense	14	14	18

Net effect	$115	$105	$137

As of December 31, 2020, the total unrecognized compensation cost before tax on employee stock options and

RSUs
/PSUs amounted to $20

million and $164

million, respectively. This cost is expected to be recognized over a weighted average period of approximately 1.1 years and 2.5 years, respectively.

d.	Dividends
Teva has not paid dividends on Teva ordinary shares or ADSs since December 2017.

15
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

e.	Accumulated other comprehensive los s
The components of accumulated other comprehensive loss attributable to Teva are presented in the table below:

	Net Unrealized Gains/(Losses)			Benefit Plans
	Foreign currency translation adjustments	Available- for-sale securities	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/credits	Total
	(U.S. $ in millions)

Balance as of January 1, 2018	$(1,139)	$(4)	$(619)	$(91)	$(1,853)
Cumulative effect of new accounting standard**	—	5	—	—	5
Other comprehensive income/(loss) before reclassifications	(729)	(1)	87	4	(639)
Amounts reclassified to the statements of income	—	1	28	13	42

Net other comprehensive income/(loss) before tax	(729)	—	115	17	(597)
Corresponding income tax	(10)	—	—	(4)	(14)

Net other comprehensive income/(loss) after tax*	(739)	—	115	13	(611)

Balance as of December 31, 2018	(1,878)	1	(504)	(78)	(2,459)

Other comprehensive income/(loss) before reclassifications	100	(1)	54	(11)	142
Amounts reclassified to the statements of income	—	—	30	(10)	20

Net other comprehensive income/(loss) before tax	100	(1)	84	(21)	162
Corresponding income tax	(16)	—	—	1	(15)

Net other comprehensive income/(loss) after tax*	84	(1)	84	(20)	147

Balance as of December 31, 2019	(1,794)	—	(420)	(98)	(2,312)

Other comprehensive income/(loss) before reclassifications	(190)	—	22	(7)	(175)
Amounts reclassified to the statements of income	—	—	35	(12)	23

Net other comprehensive income/(loss) before tax	(190)	—	57	(19)	(152)
Corresponding income tax	65	—	—	1	66

Net other comprehensive income/(loss) after tax*	(125)	—	57	(18)	(86)

Balance as of December 31, 2020	$(1,919)	—	$(363)	$(117)	$(2,399)

*	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of $56 million gain in 2020 , $14 million gain in 2019 and $26 million gain in 2018.
**	Following the adoption of ASU 2016-01, the Company recorded a $5 million opening balance reclassification from accumulated other comprehensive income to retained earnings.

15
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 15—Other assets impairments, restructuring and other items:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
Impairment of long-lived tangible assets (1)	$416	$139	$500
Contingent consideration (see note 2)	(81)	59	57
Restructuring	120	199	488
Other	24	26	(58)

Total	$479	$423	$987

(1)	Including impairments related to exit and disposal activities.
Following Teva’s
two-year
restructuring plan, described below, and its ongoing plant rationalization efforts, the Company may change its current plans with respect to any given asset and/or the assumptions underlying such plans. Consequently, additional impairments may be recorded in the future.
Impairments
Impairments of tangible assets for the years ended December 31, 2020, 2019 and 2018 were
$416 million
,
$139 million and $500
million, respectively. The impairment for the year ended December 31, 2020 was mainly related to the sale of
certain assets from Teva’s business venture in Japan
, which was completed on February 1, 2021, as well as
plant rationalization. See note 2.
Contingent consideration
In 2020, Teva recorded an income of
$81
million for contingent consideration, compared to an expense of
$59 million and $57
million in 2019 and 2018 respectively. The income in 2020 was mainly related to a change in the future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition, partially offset by the change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. The expense
in 2019
was
mainly related to a change in the estimated future royalty payments from Eagle in connection with bendamustine sales and an increase in the expected future royalty payments to Eagle due to the orphan drug status granted to BENDEKA
®
, offset by the change in future royalty payments in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition.
Restructuring
In 2020, Teva recorded $120
million of restructuring expenses, compared to
$199 million in 2019 and $488 million in 2018. The expenses in 2020 were primarily related to residual expenses
 of the restructuring plan announced in 2017

and other network consolidation impacts.
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

15
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following tables provide the components of costs associated with Teva’s restructuring plan, including other costs associated with Teva’s restructuring plan and recorded under different items:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
Restructuring
Employee termination	$71	$159	$410
Other	49	40	78

Total	$120	$199	$488

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2019	$(204)	$(29)	$(233)
Provision	(159)	(40)	(199)
Utilization and other*	155	62	217

Balance as of December 31, 2019	$(208)	$(7)	$(215)
Provision	(71)	(49)	(120)
Utilization and other *	164	49	213
Balance as of December 31, 2020	$(115)	$(7)	$(122)

*	Includes adjustments for foreign currency translation.
Significant regulatory and other events
In July 2018, the FDA completed an inspection of Teva’s manufacturing plant in Davie, Florida in the United States, and issued a Form FDA-483 to the site. In October 2018, the FDA notified Teva that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, Teva received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control and investigations at this site. Teva has been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings and Teva received a letter from the FDA dated April 24, 2020 notifying it that the site continues to be classified as OAI. If Teva is unable to remediate the findings to the FDA’s satisfaction, Teva may face additional consequences. These would potentially include delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write-offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. Teva expects to generate approximately
$190
million in revenues from this site in 2021, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility, however, delays in FDA approvals of future products from the site may occur.
In July 2018, Teva announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown nitrosamine impurity called NDMA found in valsartan API supplied by Zhejiang Huahai Pharmaceuticals Co. Ltd. (“Huahai”). Since July 2018, Teva has been actively engaged with global regulatory authorities in reviewing its sartan and other

15
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, Teva has initiated additional voluntary recalls. In December 2019, Teva reached a settlement with Huahai resolving Teva’s claims related to certain sartan API supplied by Huahai. Under the settlement agreement, Huahai agreed to compensate Teva for some of its direct losses and provide it with prospective cost reductions for API. The settlement does not release Huahai from liability for any losses Teva may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. In addition, multiple lawsuits have been filed in connection with this matter, which may lead to additional customer penalties, impairments and litigation costs.
In the second quarter of 2020, Teva’s operations in its manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. During the second half of 2020, Teva has completed partial remediation of this issue and has restarted limited supply from its Goa facilities. The impact to Teva’s financial results for the twelve months ended December 31, 2020 was immaterial, however, if the full remediation takes longer than expected there may be further loss of sales, customer penalties or impairments to related assets.
NOTE 16—Other income:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs (1)	$8	50	67
Section 8 and similar payments (2)	—	5	195
Gain (loss) on sale of assets	11	(1)	9
Other, net	20	22	20

Total other income	$40	$76	$291

(1)	Mainly related to the divestment of several activities in the International Markets segment.
(2)	Section 8 of the Patented Medicines (Notice of Compliance) Regulation relates to recoveries of lost revenue related to patent infringement proceedings in Canada.
NOTE 17—Financial expenses, net:

	Year ended December, 31
	2020	2019	2018
	(U.S. $ in millions)
Interest expenses and other bank charges	963	881	920
Income from investments (1)	(104)	(41)	(39)
Foreign exchange (gains) losses, net	(26)	(15)	13
Other, net (2)	—	(4)	65

Total finance expense, net	$834	$822	$959

(1)	In 2020, Income from investments comprised mainly of revaluation gain of Teva’s investment in American Well Corporation (“American Well”). See note 20.
(2)	In 2018, Other, net comprised mainly of a make-whole payment of $46 million following early redemption of senior notes during 2018.

15
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 18—Earnings (loss) per share:
The net income (loss) attributable to Teva and the weighted average number of ordinary shares used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year ended December, 31
	2020	2019	2018
	(U.S. $ in millions, except share data)
Net income (loss) used for the computation of basic and diluted earnings (loss) per share	(3,990)	$(999)	$(2,399)

Weighted average number of shares used in the computation of basic earnings (loss) per share	1,095	1,091	1,021

Weighted average number of shares used in the computation of diluted earnings (loss) per share	1,095	1,091	1,021

Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”)) during the period, net of treasury shares.
In computing diluted loss per share for the years ended December 31, 2020, 2019 and 2018, no account was taken of the potential dilution that could occur upon the exercise of employee stock options, RSUs and PSUs, amounting to

104 million, 113 million and 51 million weighted average shares, respectively, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Additionally, in computing diluted loss per share for the period between January 1, 2018 and December 17, 2018, no account was taken of the potential dilution of the mandatory convertible preferred shares amounting to
74 million since they had an anti-dilutive effect on loss per share.
Basic and diluted loss per share was $3.64 for the year ended December 31, 2020, compared to basic and diluted loss per share of $0.91 and $2.35 for the years ended December 31, 2019 and December 31, 2018, respectively.
NOTE 19—Segments:
Teva operates its business and reports its financial results in three segments:

(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union and certain other European countries.

(c)	International Markets segment, which includes all countries other than those in the North America and Europe segments.
In addition to these three segments, Teva has other sources of revenues included in other activities, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis.
Teva’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the three identified reportable segments, namely North America, Europe and International Markets, to make decisions about resources to be allocated to the segments and assess their performance
.

15
8

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

a.	Segment information:

	Year ended December 31,
	2020
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$8,447	$4,757	$2,154
Gross profit	4,489	2,666	1,096
R&D expenses	622	247	70
S&M expenses	1,013	830	427

G&A expenses	443	261	136
Other income	(10)	(3)	(11)
Segment profit	$2,421	$1,331	$474

	Year ended December 31,
	2019
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$8,542	$4,795	$2,246
Gross profit	4,350	2,704	1,167
R&D expenses	652	262	88
S&M expenses	1,021	890	481
G&A expenses	439	239	138
Other income	(14)	(5)	(3)

Segment profit	$2,252	$1,318	$464

	Year ended December 31,
	2018
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$9,297	$5,186	$2,422
Gross profit	4,979	2,884	1,254
R&D expenses	713	283	96
S&M expenses	1,154	1,003	518
G&A expenses	484	325	153
Other income	(209)	—	(11)

Segment profit	$2,837	$1,273	$498

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Year ended
	December 31,
	2020	2019	2018
	(U.S.$ in millions)
North America profit	$2,421	$2,252	$2,837
Europe profit	1,331	1,318	1,273
International Markets profit	474	464	498

Total reportable segments profit	4,225	4,034	4,608
Profit (loss) of other activities	163	108	115

Total segments profit	4,388	4,142	4,723
Amounts not allocated to segments:
Amortization	1,020	1,113	1,166
Other asset impairments, restructuring and other items	479	423	987
Goodwill impairment	4,628	—	3,027
Intangible asset impairments	1,502	1,639	1,991
Gain on divestitures, net of divestitures related costs	(8)	(50)	(66)
Other R&D expenses (income)	37	(15)	83
Costs related to regulatory actions taken in facilities	23	45	14
Legal settlements and loss contingencies	60	1,178	(1,208)
Other unallocated amounts	219	252	366

Consolidated operating income (loss)	(3,572)	(443)	(1,637)

Financial expenses, net	834	822	959

Consolidated income (loss) before income taxes	$(4,406)	$(1,265)	$(2,596)

b.	Segment revenues by major products and activities:
The following tables present revenues by major products and activities for each segment for the year ended December 31, 2020, 2019 and 2018:
North America segment:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
Generic products	$4,010	$3,963	$4,056
AJOVY	134	93	3
AUSTEDO	637	412	204
BENDEKA/TREANDA	415	496	642
COPAXONE	884	1,017	1,759
ProAir*	241	274	397
QVAR	179	250	182
Anda	1,462	1,492	1,347
Other	485	546	708

Total	$8,447	$8,542	$9,297

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

TEVA PHARMACEUTICAL INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements—(Continued)
Europe segment:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
Generic products	$3,513	$3,470	$3,593
AJOVY	31	3	—
COPAXONE	400	432	535
Respiratory products	353	354	402
Other	459	536	656

Total	$4,757	$4,795	$5,186

International Markets segment:

	Year ended December 31,
	2020	2019	2018
	(U.S. $ in millions)
Generic products	$1,792	$1,893	$2,022
COPAXONE	53	63	72
Other	309	291	328

Total	$2,154	$2,246	$2,422

Teva revenues from external customers attributed to Israel were less than 5% of the consolidated revenues in the years ended December 31, 2020, 2019 and 2018, respectively.

c.	Supplemental data—major customers:
The following table represents the percentage of consolidated third party net sales to Teva’s major customers during the years ended December 31, 2020, 2019 and 2018.

	Percentage of Third Party Net Sales
	2020	2019	2018
McKesson Corporation	12%	13%	12%
AmerisourceBergen Corporation	12%	12%	14%

TEVA PHARMACEUTICAL INDUSTRIES
LIMITED
Notes to Consolidated Financial Statements—(Continued)

Most of Teva’s revenues from these customers were in the North America segment.

d.	Property, plant and equipment—by geographical location were as follows:

	December 31,
	2020	2019
	(U.S. $ in millions)
Israel	$1,611	$1,670
United States	790	864
Croatia	539	517
Germany	933	665
Czech republic	330	343
Hungary	325	330
Ireland	267	271
Other	1,501	1,776

Total property, plant and equipment	$6,296	$6,436

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 20 —Fair value measurement:
Financial items carried at fair value as of December 31, 2020 and 2019 are classified in the tables below in one of the three categories described in note 1f:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$367	$—	$—	$367
Cash, deposits and other	1,810	—	—	1,810
Investment in securities:
Equity securities*	25	259	—	284
Other, mainly debt securities	5	—	10	15
Derivatives:
Asset derivatives—options and forward contracts	—	24	—	24
Liabilities derivatives—options and forward contracts	—	(79)	—	(79)
Contingent consideration**	—	—	(268)	(268)

Total	$2,207	$204	$(258)	$2,153

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$577	$—	$—	$577
Cash, deposits and other	1,398	—	—	1,398
Investment in securities:
Equity securities	42	—	—	42
Other, mainly debt securities	2	—	12	14
Derivatives:
Asset derivatives—options and forward contracts	—	32	—	32
Liability derivatives—options and forward contracts	—	(41)	—	(41)
Liabilities derivatives—interest rate and cross-currency swaps	—	(22)	—	(22)
Contingent consideration**	—	—	(460)	(460)

Total	$2,019	$(31)	$(448)	$1,540

*
During the third quarter of 2020, Teva recorded a gain of $134 million under share in profits of associated companies, net, reflecting the difference between the book value of Teva’s investment in American Well and its fair value as of the date it completed its initial public offering in September 2020. The investment was reclassified from “investment in associated companies” to “investment in marketable securities,” since Teva no longer ha
d
 significant influence in American Well.
This represented a transfer into Level 3 measurement within fair value hierarchy. By
December 31, 2020, Teva recorded an additional gain of $80
million under financial expenses, net, reflecting the revaluation gain of this security as of December 31, 2020 and transferred it to Level 2 measurement within fair value hierarchy due to a change in discount rate.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Due to management’s intention and ability to sell this security in the next twelve months, the balance as of December 31, 2020 was reclassified to short term investments.
**	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
Teva determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor ranging from 80% to 100% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied ranged from 7.5% to 8.0%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 7.7%.
The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.

The fair value measurement of the investment in equity securities is based on a discount rate for fair value measurement, related to restriction of sale of shares, and thus represents a Level 2 measurement within the fair value hierarchy. The discount rate applied for the fair value measurement at December 31, 2020 was
 4%.
The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs.

	December 31, 2020	December 31, 2019
	(U.S. $ in millions)
Fair value at the beginning of the period	$(448)	$(497)
Transfer into Level 3- equity securities	179
Revaluation of equity securities	80
Revaluation of debt securities	(2)	2
Reclassification to Level 2- equity securities	(259)
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	156	92
Eagle transactio n	(75)	(151)
Settlement of contingent consideration:
Eagle transaction	111	106

Fair value at the end of the period	$(258)	$(448)

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

	Estimated fair value*
	December 31,
	2020	2019
	(U.S. $ in millions)
Senior notes included under long-term liabilities	$22,684	$22,686
Senior notes and convertible senior debentures included under short-term liabilities	3,207	2,318

Fair value at the end of the period	$25,891	$25,004

*	The fair value was estimated based on quoted market prices.

NOTE 21—Long-term employee-related obligations:

a.	Long-term employee-related obligations consisted of the following:

	December 31,
	2020	2019
	(U.S. $ in millions)
Accrued severance obligations	$82	$76
Defined benefit plans	192	165

Total	$275	$241

As of December 31, 2020 and 2019, Teva had $86 million and $82 million, respectively, deposited in funds managed by financial institutions and earmarked by management to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other non-current assets.
Most of the change resulted from actuarial updates, as well as from exiting from several defined benefit plans in several countries.
The Company expects to expense an approximate contribution of $116 million in 2021 to pension funds and insurance companies in connection with its severance and pension pay obligations.
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
The Company expects to pay the following future minimum benefits to its employees: $13 million in 2021; $12 million in 2022; $12 million in 2023; $11 million in 2024; $12 million in 2025 and $65 million in the aggregate between 2026 to 2030. These amounts do not include amounts that may be paid to employees who cease working with the Company before their normal retirement age.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
NOTE 22—Selected quarterly financial data (unaudited):
The following table presents selected unaudited quarterly financial data for 2020 and 2019:

	2020
	4th quarter	3rd quarter	2nd quarter	1st quarter
	U.S $ in millions (except per share amounts)
Net revenues	4,454	3,978	3,870	4,357
Gross profit	2,048	1,852	1,763	2,063
Net income (loss)	162	(4,340)	53	25
Net income (loss) attributable to Teva	150	(4,349)	140	69
Net income (loss) attributable to ordinary shareholders	150	(4,349)	140	69
Earnings per share attributable to ordinary shareholders:
Basic	0.14	(3.97)	0.13	0.06
Diluted	0.14	(3.97)	0.13	0.06

	2019
	4th quarter	3rd quarter	2nd quarter	1st quarter
	U.S $ in millions (except per share amounts)
Net revenues	4,468	4,093	4,177	4,149
Gross profit	1,958	1,830	1,893	1,856
Net income (loss)	75	(307)	(671)	(97)
Net income (loss) attributable to Teva	110	(314)	(689)	(105)
Net income (loss) attributable to ordinary shareholders	110	(314)	(689)	(105)
Earnings per share attributable to ordinary shareholders:
Basic	0.10	(0.29)	(0.63)	(0.10)
Diluted	0.10	(0.29)	(0.63)	(0.10)

16
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2020
(U.S. $ in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2020	$209	$(11)	$2	$	$200

Year ended December 31, 2019	$232	$(16)	$—	$(7)	$209

Year ended December 31, 2018	$232	$13	$(9)	$(4)	$232

Allowance in respect of carryforward tax losses and deductions that may not be utilized:
Year ended December 31, 2020	$1,974	$670	$—	$(97)	$2,547

Year ended December 31, 2019	$1,633	$555	$—	$(214)	$1,974

Year ended December 31, 2018	$1,504	$407	$5	$(283)	$1,633

16
8

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
After evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of Teva’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2020, Teva’s internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2020 has been audited by Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements.”
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2020, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to Teva’s 2021 Proxy Statement, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020, with respect to Teva’s directors, executive officers and corporate governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.
ITEM 11. EXECUTIVE COMPENSATION
Reference is made to Teva’s 2021 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2020, with respect to Teva’s executive compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to Teva’s 2021 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2020, with respect to the security ownership of certain beneficial owners and management and related stockholder matters of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to Teva’s 2021 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2020, with respect to certain relationships and related transactions, and director independence of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is made to Teva’s 2021 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2020, with respect to principal accountant fees and services provided to Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Annual Report on Form 10-K:

Exhibits
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this
Form 10-K.

3.1	Memorandum of Association (1)(2)

3.2	Amendment to Memorandum of Association (1)(3)

3.3	Articles of Association (1)(4)

4.1	Second Amended and Restated Deposit Agreement, dated as of December 4, 2018, among Teva Pharmaceutical Industries Limited, Citibank, N.A., as depositary, and the holders from time to time of shares (5)

4.2	Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee (6)

4.3	First Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 0.25% Convertible Senior Debentures due 2026 (7)

4.4	Second Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 6.150% Senior Notes due 2036 (8)

4.5	Third Supplemental Senior Indenture, dated as of March 16, 2010, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, relating to Teva’s 0.25% Convertible Senior Debentures due 2026 (9)

4.6	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance IV, LLC, Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (10)

4.7	Second Supplemental Senior Indenture, dated as of December 18, 2012, by and among Teva Pharmaceutical Finance IV, B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.950% Senior Notes due 2022 (11)

4.8	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (12)

4.9	First Supplemental Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 3.650% Senior Notes due 2021 (13)

4.10	Second Supplemental Senior Indenture, dated as of December 18, 2012, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.250% Senior Notes due 2020 (14)

4.11	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (15)

4.12	First Supplemental Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 3.650% Senior Notes due 2021(16)

4.13	Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V. and The Bank of New York Mellon, as trustee (17)

4.14	Supplemental Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.250% Senior Notes due 2023 and the form of 1.875% Senior Notes due 2027 (18)

4.15	Second Supplemental Senior Indenture, dated as of July 25, 2016, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 0.375% Senior Notes due 2020, the form of 1.125% Senior Notes due 2024 and the form of 1.625% Senior Notes due 2028 (19)

4.16	Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (20)

4.17	First Supplemental Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.200% Senior Notes due 2021, the form of 2.800% Senior Notes due 2023, the form of 3.150% Senior Notes due 2026 and the form of 4.100% Senior Notes due 2046 (21)

4.18	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 0.500 per cent Notes due 2022 (22)

4.19	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 1.000 per cent Notes due 2025 (23)

4.20	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2022 Notes) (24)

4.21	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2025 Notes) (25)

4.22	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (26)

4.23	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 6.000% Senior Notes due 2024 and the form of 6.750% Senior Notes due 2028 (27)

4.24	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (28)

4.25	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 3.250% Senior Notes due 2022 and the form of 4.500% Senior Notes due 2025 (29)

4.26	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 6.000% Senior Notes due 2025 (30)

4.29	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.125% Senior Notes due 2025 (31)

4.30	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (32)

4.31	Other long-term debt instruments: The registrant hereby undertakes to provide the Securities and Exchange Commission with copies upon request.

10.1	Senior Unsecured Revolving Credit Agreement, dated as of April 8, 2019, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Finance Netherlands II B.V., Bank of America, N.A. and the lenders party thereto (33)

10.2	Employment Agreement, dated September 7, 2017, between Teva Pharmaceutical Industries Limited and Kåre Schultz (34)

10.3	Amendment No. 1 to Employment Agreement, dated as of June 9, 2020, between Teva Pharmaceutical Industries Limited and Kåre Schultz (35)

10.4	Employment Agreement, dated as of June 18, 2017, between Teva Pharmaceuticals USA, Inc. and Hafrun Fridriksdottir (36)

10.5	Amendment to Employment Agreement between Teva Pharmaceuticals USA, Inc. and Hafrun Fridriksdottir, dated as of January 4, 2019 (37)

10.6	Employment Agreement, dated as of May 6, 2018, between Teva Pharmaceuticals USA Inc. and Brendan O’Grady (38)

10.7	Employment Agreement, dated as of March 12, 2020, between Teva Pharmaceutical Industries Limited and Eric Drapé *

10.8	Employment Agreement, dated as of May 30, 2013, between Teva Sante and Eric Drapé*

10.9	Transfer Agreement of Employment Contract, dated as of March 20, 2020, between Teva Sante, Teva Pharmaceutical Industries Limited and Eric Drapé *

10.10	Employment Agreement, dated as of November 6, 2019, between Teva Pharmaceutical Industries Limited and Eli Kalif (39)

10.11	Amendment to Employment Agreement between Teva Pharmaceutical Industries Limited and Eli Kalif, dated as of February 6, 2020 (40)

10.12	Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (41)

10.13	Teva Pharmaceuticals USA, Inc. Supplemental Deferred Compensation Plan (42)

10.14	Teva Pharmaceuticals USA, Inc. Defined Contribution Supplemental Executive Retirement Plan (43)

10.15	Form of Indemnification and Release Agreement (44)

10.16	Form Director Award Agreement (45)

10.17	Hafrun Fridriksdottir Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants (46)

10.18	Kåre Schultz Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to November 3, 2017 grant (47)

10.19	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants made to Hafrun Fridriksdottir (48)

10.20	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants made to Eric Drapé (49)

10.21	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2017 grants made to Hafrun Fridriksdottir, Eric Drapé and Kåre Schultz (50)

10.22	Teva Pharmaceutical Industries Limited 2020 Long-Term Equity-Based Incentive Plan (51)

10.23	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2018 grants made to Kåre Schultz, Hafrun Fridriksdottir, Eric Drapé and Brendan O’Grady (52)

10.24	Form Bonus Letter Agreement (53)

10.25	Form Award Agreement under Teva’s 2020 Long-Term Equity-Based Incentive Plan (54)

10.26	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2016 grants and 2017 grants made to Brendan O’Grady (55)

10.27	Form Award Agreement (RSUs and PSUs) under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (56)

10.28	Teva Pharmaceutical Industries Limited Israeli Subplan of Teva’s 2020 Long-Term Equity-Based Incentive Plan (57)

18	Kesselman & Kesselman Preferability Letter dated August 5, 2020 (58)

21	Subsidiaries of the Registrant *

23	Consent of Kesselman & Kesselman, independent registered public accountants *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

1.	English translation or summary from Hebrew original, which is the official version.
2.	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form F-1(Reg. No. 33-15736).
3.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on December 14, 2018.
4.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 9, 2020.
5.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 4, 2018.
6.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on January 31, 2006.
7.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on January 31, 2006.
8.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on January 31, 2006.
9.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on May 4, 2010.
10.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on November 10, 2011.
11.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on December 18, 2012.
12.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on November 10, 2011.
13.	Incorporated by reference to Exhibit 4.4 to Form 6-K filed on November 10, 2011.
14.	Incorporated by reference to Exhibit 4.4 to Form 6-K filed on December 18, 2012.
15.	Incorporated by reference to Exhibit 4.5 to Form 6-K filed on November 10, 2011.
16.	Incorporated by reference to Exhibit 4.6 to Form 6-K filed on November 10, 2011.
17.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on March 31, 2015.
18.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on March 31, 2015.
19.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 25, 2016.
20.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on July 21, 2016.
21.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 21, 2016.
22.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 28, 2016.
23.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on July 28, 2016.
24.	Incorporated by reference to Exhibit 4.5 to Form 6-K filed on July 28, 2016.
25.	Incorporated by reference to Exhibit 4.6 to Form 6-K filed on July 28, 2016.
26.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2018.
27.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 14, 2018.
28.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on March 14, 2018.
29.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed on March 14, 2018.
30.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 25, 2019.
31.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed on November 25, 2019.
32.	Incorporated by reference to Exhibit 4.33 to Annual Report on Form 10-K filed on February 21, 2020.
33.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 10, 2019.
34.	Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed on February 12, 2018.
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2020.
36.	Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed on February 12, 2018.
37.	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed on February 19, 2019.
38.	Incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on February 21, 2020.
39.	Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 21, 2020.
40.	Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed on February 21, 2020.
41.	Incorporated by reference to Exhibit A to Proxy Statement filed on June 8, 2017.

42.	Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed on February 12, 2018.
43.	Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed on February 12, 2018.
44.	Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed on February 12, 2018.
45.	Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed on February 12, 2018.
46.	Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K filed on February 12, 2018.
47.	Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed on February 12, 2018.
48.	Incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed on February 12, 2018.
49.	Incorporated by reference to Exhibit 10.61 to Annual Report on Form 10-K filed on February 12, 2018.
50.	Incorporated by reference to Exhibit 10.60 to Annual Report on Form 10-K filed on February 12, 2018.
51.	Incorporated by reference to Exhibit Appendix A to our Definitive Proxy Statement filed on April 22, 2020.
52.	Incorporated by reference to Exhibit 10.63 to Annual Report on Form 10-K filed on February 12, 2018.
53.	Incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed on February 12, 2018.
54.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 5, 2020.
55.	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on February 21, 2020.
56.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on February 21, 2020.
57.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 5, 2020.
58.	Incorporated by reference to Exhibit 18 to Quarterly Report on Form 10-Q filed on August 5, 2020.
ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

By:	/s/ Kåre Schultz
Name:	Kåre Schultz
Title:	President and Chief Executive Officer
Dated:	February 10, 2021
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

	Name	Title	Date
By:	/s/ Dr. Sol J. Barer Dr. Sol J. Barer	Chairman of the Board of Directors	February 10, 2021

By:	/s/ Kåre Schultz Kåre Schultz	President and Chief Executive Officer and Director	February 10, 2021

By:	/s/ Eli Kalif Eli Kalif	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 10, 2021

By:	/s/ Deborah A. Griffin Deborah A. Griffin	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 10, 2021

By:	/s/ Rosemary A. Crane Rosemary A. Crane	Director	February 10, 2021

By:	/s/ Amir Elstein Amir Elstein	Director	February 10, 2021

	Name	Title	Date

By:	/s/ Jean-Michel Halfon Jean-Michel Halfon	Director	February 10, 2021

By:	/s/ Abbas Hussain Abbas Hussain	Director	February 10, 2021

By:	/s/ Gerald M. Lieberman Gerald M. Lieberman	Director	February 10, 2021

By:	/s/ Roberto A. Mignone Roberto A. Mignone	Director	February 10, 2021

By:	/s/ Dr. Perry D. Nisen Dr. Perry D. Nisen	Director	February 10, 2021

By:	/s/ Nechemia (Chemi) J. Peres Nechemia (Chemi) J. Peres	Director	February 10, 2021

By:	/s/ Prof. Ronit Satchi-Fainaro Prof. Ronit Satchi-Fainaro	Director	February 10, 2021

By:	/s/ Janet Vergis Janet Vergis	Director	February 10, 2021

178