Form 10-Q
period 2021-03-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2021-04-28
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM

10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Act).    Yes  ☐    No  ☒
As of March 31, 2021, the registrant had 1,102,349,072 ordinary shares outstanding.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
INTRODUCTION AND USE OF CERTAIN TERMS
Unless otherwise indicated, all references to the “Company,” “we,” “our” and “Teva” refer to Teva Pharmaceutical Industries Limited and its subsidiaries, and references to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. References to “ADS(s)” are to Teva’s American Depositary Share(s). References to “MS” are to multiple sclerosis. Market data, including both sales and share data, is based on information provided by IQVIA, a provider of market research to the pharmaceutical industry (“IQVIA”), unless otherwise stated. References to “R&D” are to Research and Development, references to “IPR&D” are to in-process
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

•
other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our intangible assets; potential significant increases in tax liabilities (including as a result of potential tax reform in the United States); and the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business;

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

and other factors discussed in this Quarterly Report on Form
10-Q
and in our Annual Report on Form
10-K
for the year ended December 31, 2020, including in the sections captioned “Risk Factors.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,743	$2,177
Accounts receivables, net of allowance for credit losses of $119 million and $126 million as of March 31, 2021 and December 31, 2020	4,572	4,581
Inventories	4,406	4,403
Prepaid expenses	942	945
Other current assets	652	710
Assets held for sale	87	189

Total current assets	12,401	13,005
Deferred income taxes	691	695
Other non-current assets	524	538
Property, plant and equipment, net	6,112	6,296
Operating lease right-of-use assets	529	559
Identifiable intangible assets, net	8,445	8,923
Goodwill	20,302	20,624

Total assets	$49,004	$50,640

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,697	$3,188
Sales reserves and allowances	4,584	4,824
Accounts payables	1,692	1,756
Employee-related obligations	526	685
Accrued expenses	1,851	1,780
Other current liabilities	739	933

Total current liabilities	12,089	13,164
Long-term liabilities:
Deferred income taxes	991	964
Other taxes and long-term liabilities	2,220	2,240
Senior notes and loans	22,288	22,731
Operating lease liabilities	441	479

Total long-term liabilities	25,940	26,414

Commitments and contingencies , see note 10
Total liabilities	38,029	39,579

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; March 31, 2021 and December 31, 2020: authorized 2,495 million shares; issued 1,208 million shares and 1,202 million shares, respectively	57	57
Additional paid-in capital	27,474	27,443
Accumulated deficit	(10,869)	(10,946)
Accumulated other comprehensive los s	(2,534)	(2,399)
Treasury shares as of March 31 , 2021 and December 31, 2020 — 106 million ordinary shares	(4,128)	(4,128)

	10,000	10,026

Non-controlling interests	975	1,035

Total equity	10,975	11,061

Total liabilities and equity	$49,004	$50,640

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net revenues	$3,982	$4,357
Cost of sales	2,104	2,294

Gross profit	1,878	2,063
Research and development expenses	254	221
Selling and marketing expenses	585	613
General and administrative expenses	290	304
Intangible assets impairments	79	649
Other assets impairments, restructuring and other items	137	121
Legal settlements and loss contingencies	104	(25)
Other income	(5)	(13)

Operating (loss) income	434	191
Financial expenses, net	290	224

Income (loss) before income taxes	144	(33)
Income taxes (benefit)	62	(59)
Share in (profits) losses of associated companies, net	(3)	1

Net income (loss)	84	25
Net income (loss) attributable to non-controlling interests	7	(44)

Net income (loss) attributable to Teva	77	69

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.07	$0.06

Diluted	$0.07	$0.06

Weighted average number of shares (in millions):
Basic	1,099	1,093

Diluted	1,107	1,096

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net income (loss)	$84	$25
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(208)	(560)
Unrealized gain (loss) from derivative financial instruments, net	7	30

Total other comprehensive income (loss)	(201)	(530)

Total comprehensive income (loss)	(117)	(505)
Comprehensive income (loss) attributable to non-controlling interests	(60)	(34)

Comprehensive income (loss) attributable to Teva	$(57)	$(471)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2020	1,202	57	27,443	(10,946)	(2,399)	(4,128)	10,026	1,035	11,061
Net Income (loss)				77			77	7	84
Other comprehensive income (loss)					(134)		(134)	(67)	(201)
Issuance of Shares	6	*							*
Stock-based compensation expense			31				31		31

Balance at March 31, 2021	1,208	$57	$27,474	$(10,869)	$(2,534)	$(4,128)	$10,000	$975	$10,975

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2019	1,198	56	27,312	(6,956)	(2,312)	(4,128)	13,972	1,091	15,063
Net Income (loss)				69			69	(44)	25
Other comprehensive income (loss)					(540)		(540)	10	(530)
Issuance of shares	3	*							*
Stock-based compensation expense			30				30		30

Balance at March 31, 2020	1,201	$56	$27,342	$(6,887)	$(2,852)	$(4,128)	$13,531	$1,057	$14,588

*	Represents an amount less than $0.5 million .
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Operating activities:
Net income (loss)	$84	$25
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	376	399
Impairment of long-lived assets and assets held for sale	127	724
Net change in operating assets and liabilities	(1,076)	(666)
Deferred income taxes – net and uncertain tax positions	(11)	(233)
Stock-based compensation	31	30
Net loss (gain) from investments and from sale of long lived assets	74	24
Other items	(10)	2

Net cash provided by (used in) operating activities	(405)	305

Investing activities:
Beneficial interest collected in exchange for securitized accounts receivables	476	368
Purchases of property, plant and equipment	(150)	(128)
Proceeds from sale of business and long lived assets	138	6
Proceeds from sale of investments and other investing activities	44	6

Net cash provided by investing activities	508	252

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	—	(700)
Redemption of convertible senior notes	(491)	—
Other financing activities	(2)	—

Net cash used in financing activities	(493)	(700)

Translation adjustment on cash and cash equivalents	(44)	(28)

Net change in cash and cash equivalents	(434)	(171)
Balance of cash and cash equivalents at beginning of period	2,177	1,975

Balance of cash and cash equivalents at end of period	$1,743	$1,804

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$488	$375
Amounts may not add up due to roundin
g
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of presentation:

a.	Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary to fairly state the financial position and results of operations of Teva. The information included in this Quarterly Report on Form
10-Q
should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”). The year-end
balance sheet data was derived from the audited consolidated financial statements as of December 31, 2020, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included
.
In the process of preparing the consolidated financial statements, management makes estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. The inputs into Teva’s judgments and estimates also consider the economic implications of the
COVID-19
pandemic on its critical and significant accounting estimates, most significantly in relation to sales, reserves and allowances, IPR&D assets, marketed product rights and goodwill, all of which will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the
COVID-19
pandemic and the actions taken to contain or treat it, as well as the economic impact on Teva’s employees, third-party manufacturers and suppliers, customers and markets. All estimates made by Teva related to the impact of the
COVID-19
pandemic within its financial statements may change in future periods. Actual results could differ from those estimates.
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

b.	Significant accounting policies
Recently adopted accounting pronouncements
In March 2020, the FASB issued ASU
2020-04
“Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. There was no impact to the Company’s consolidated financial statements for the period ended March 31, 2021 as a result of adopting this standard update. The Company is continuing to evaluate the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities and has started initial negotiations to transform the facility base rate of its securitization program. However, it is not expected to have a material impact on the consolidated financial results.
In December 2019, the FASB issued ASU
2019-12
“Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes” (the “update”). The amendments in this update simplify the accounting for income taxes by removing the following exceptions in ASC 740: (1) exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) exception to accounting for basis differences for equity method investments when a foreign subsidiary becomes an equity method investment; and (3) exception to accounting for basis differences for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year.
In addition, the update also simplifies the accounting for income taxes in certain topics as follows: (1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based
tax; (2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifying that an entity can elect (rather than be required to) allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) requiring that an entity reflect the effect of an enacted change in tax laws or

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

rates in the annual effective tax rate computation in the interim period that includes the enactment date. Teva adopted the provisions of this update as of January 1, 2021. Based on the Company’s evaluation of the above provisions, the Company notes that items (1) and (4) of this paragraph are not material. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements, not yet adopted
In August 2020, the FASB issued ASU
2020-06
“Debt – Debt with Conversion and Other Options
(Subtopic 470-20)
and Derivatives and
Hedging—Contracts
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
Alvotech Partnership
In August 2020, Teva entered into a partnership agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira
®
. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva paid an upfront payment in the third quarter of 2020 that was recorded as R&D expense. Additional development and commercial milestone payments of up to

$
450
 million,

as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. Abbvie recently sued Alvotech for allegedly misappropriating confidential information relating to Humira
®
. Alvotech has disputed these claims.
Eli Lilly and Alder BioPharmaceuticals
In December 2018, Teva entered into an agreement with Eli Lilly resolving the European Patent Office opposition they had filed against Teva’s AJOVY
®
patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
On January 8, 2018, Teva signed a global license agreement with Alder BioPharmaceuticals (“Alder”). The agreement validates Teva’s intellectual property and resolves Alder’s opposition to Teva’s European patent with respect to anti-calcitonin gene-related peptide (CGRP) antibodies, including the withdrawal of Alder’s appeal before the European Patent Office. Under the terms of the agreement, Alder received a
non-exclusive

license to Teva’s anti-CGRP antibodies patent portfolio to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea. Teva received a $
25
 million upfront payment that was recognized as revenue during the first quarter of
2018
, and a $
25
 million milestone payment in March
2020
that was recognized as revenue in the first quarter of
2020
. The agreement stipulates additional development and commercial milestone payments to Teva of up to $
150
 million, as well as future royalties.
AUSTEDO
®
On September 19, 2017, Teva entered into a partnership agreement with Nuvelution Pharma, Inc. (“Nuvelution”) for development of AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States. There are no further plans in this indication following clinical trial results received in February 2020, which failed to meet their primary endpoints. The partnership agreement was terminated on
February 5, 2021.
Otsuka
On May 12, 2017, Teva entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”), providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for AJOVY in Japan and, if

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
approved, to commercialize the product in Japan. Otsuka paid Teva an upfront payment of $50 million in consideration for the transaction. Results for these trials were received in January 2020 indicating that primary and secondary endpoints were achieved and that no clinically significant adverse events were observed in subjects. In the third quarter of 2020, Otsuka submitted an application to obtain manufacturing and marketing approval for AJOVY in Japan and, as a result, paid Teva a milestone payment of $15 million, which was recognized as revenue in the third quarter of 2020. Teva may receive additional milestone payments upon achievement of certain development and revenue targets. Otsuka will also pay Teva royalties on AJOVY sales in Japan.
Celltrion
In October 2016, Teva and Celltrion, Inc. (“Celltrion”) entered into a collaborative agreement to commercialize Truxima
®
and Herzuma
®
, two biosimilar products for the U.S. and Canadian markets. Teva paid Celltrion $160 million, of which Teva received an aggregate credit of $60 million as of March 31, 2021.

Teva and Celltrion share the profit from

the commercialization of these products. These two products, Truxima and Herzuma, were approved by the FDA in November and December
2018
, respectively and were launched in the United States in November
2019
and March
2020
, respectively.
Regeneron
In September 2016, Teva and Regeneron Pharmaceuticals, Inc. (“Regeneron”) entered into a collaborative agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. Teva and Regeneron share in the global commercial rights to this product (excluding Japan, Korea and nine other Asian countries), as well as ongoing associated R&D costs of approximately $1 billion. Teva made an upfront payment of $250 million to Regeneron in the third quarter of 2016 and additional payments for achievement of development milestones in an aggregate amount of $120 million were paid during 2017 and 2018. The agreement stipulates additional development and commercial milestone payments of up to $2,230 million, as well as future royalties. Currently, all non-essential activities and related expenditures for fasinumab have been put on hold. Next steps will be assessed together with Regeneron, with the intention of discussing data with the FDA.
Assets and Liabilities Held For Sale:
Certain assets of Teva’s business venture in Japan
Teva operated its business in Japan, which was part of Teva’s International Market segment, through a business venture with The Takeda Pharmaceutical Company Limited (“Takeda”), in which Teva owned a 51% stake and Takeda owned the remaining 49%.
In July 2020
, Teva and Takeda entered into a purchase agreement to sell the majority of the business venture’s generic and operational assets. This transaction was completed on February 1
, 2021
.
Until the closing date Teva accounted for the business venture assets and liabilities that were sold, as held for sale and determined that the fair value less cost of sale did not exceed the carrying value, resulting in an impairment charge of
$
247

million in other assets impairments, restructuring and other items recognized in 2020 and in the first quarter of 2021.
Assets held for sale as of March 31, 2021, include the sale of certain OTC assets and manufacturing assets that are expected to be sold within the next year. The OTC assets were sold in April 2021. Assets held for sale as of December 31, 2020, included the Teva-Takeda business venture assets sold during the first quarter of 2021 and the sale of certain OTC assets and other manufacturing assets.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes all Teva assets included as held for sale as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(U.S. $ in millions)
Inventories	—	146
Property, plant and equipment, net and others	99	312
Goodwill	2	27
Adjustments of assets held for sale to fair value	(14)	(296)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$87	$189

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended March 31, 2021
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,668	1,178	440	177	3,463
Licensing arrangements	32	14	3	1	49
Distribution	289	§	19	—	308
Other	§	22	28	111	162

	$1,989	$1,214	$490	$289	$3,982

§ Represents an amount less than $1 million.

	Three months ended March 31, 2020
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,625	1,370	482	177	3,655
Licensing arrangements	25	12	3	1	41
Distribution	426	2	6	—	434
Other	6	19	74	129	227

	$2,082	$1,402	$565	$307	$4,357

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

SR&A to U.S. customers comprised approximately 79% of the Company’s total SR&A as of March 31, 2021, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the three months ended March 31, 2021 and 2020 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S. $ in millions)
Balance at December 31, 2020	$80	$2,054	$828	$1,108	$686	$148	$4,824	$4,904
Provisions related to sales made in current year	100	1,126	164	2,043	76	23	3,432	3,532
Provisions related to sales made in prior periods	—	(55)	(11)	6	(40)	(17)	(117)	(117)
Credits and payments	(102)	(1,210)	(188)	(1,987)	(101)	(40)	(3,526)	(3,628)
Translation differences	—	(17)	(4)	(3)	(3)	(2)	(29)	(29)

Balance at March 31, 2021	$78	1,898	$789	$1,167	$618	$112	$4,584	$4,662

	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S.$ in millions)
Balance at December 31, 2019	$87	$2,895	$1,109	$1,342	$637	$176	$6,159	$6,246
Provisions related to sales made in current year	102	1,370	233	2,223	139	33	3,998	4,100
Provisions related to sales made in prior periods	—	(106)	(29)	(16)	(1)	4	(148)	(148)
Credits and payments	(106)	(1,513)	(248)	(2,396)	(112)	(35)	(4,304)	(4,410)
Translation differences	—	(21)	(2)	(6)	(4)	(10)	(43)	(43)

Balance at March 31, 2020	$83	2,625	$1,063	$1,147	$659	$168	$5,662	$5,745

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	March 31, 2021	December 31, 2020
	(U.S. $ in millions)
Finished products	$2,253	$2,378
Raw and packaging materials	1,297	1,231
Products in process	663	605
Materials in transit and payments on account	193	189

Total	$4,406	$4,403

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020	2021	2020
	(U.S. $ in millions)
Product rights	$19,213	$19,650	$12,019	$12,094	$7,194	$7,556
Trade names	610	621	173	165	437	456
In process research and development	814	911	—	—	814	911

Total	$20,637	$21,182	$12,192	$12,259	$8,445	$8,923

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various therapeutic categories from various acquisitions with a weighted average life of approximately 10 years.
Amortization of intangible assets was $242 million and $258 million in the three months ended March 31, 2021 and 2020, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of various generic products from the Actavis Generics acquisition of $780 million. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended March 31, 2021 and 2020, were $79 million and $649 million, respectively.

Impairments in the first quarter of 2021 consisted of:

(a)
IPR&D assets of $51 million related to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States; and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

(b)	Identifiable product rights of $28 million related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States.
Impairments in the first quarter of 2020 consisted of:

(a)
IPR&D assets of $331 million, primarily due to: (i) $211 million related to AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States; and (ii) $106 million related to generic pipeline products acquired from Actavis Generics due to development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States; and;

(b)
Identifiable product rights of $318 million, mainly due to: (i) $165 million in Japan in connection with ongoing regulatory pricing reductions and generic competition; and (ii) $138 million due to updated market assumptions regarding price and volume of certain generic products primarily marketed in the United States.

The fair value measurement of the impaired intangible assets in the first three months of 2021 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 7.5% to 9%. A probability of success factor ranging from
40% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.
NOTE 6 – Goodwill:
The changes in the carrying amount of goodwill for the period ended March 31, 2021 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of December 31, 2020 (1)	$6,473	$9,102	$2,362	$2,687	$20,624
Changes during the period:
Translation differences	4	(312)	(14)		(322)

Balance as of March 31, 2021 (1)	$6,477	$8,790	$2,348	$2,687	$20,302

(1)	Accumulated goodwill impairment as of March 31, 2021 and December 31, 2020 was approximately $25.6 billion.
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
Teva determines the fair value of its reporting units using the income approach. The income approach is a forward-looking approach for estimating fair value. Within the income approach, the method used is the discounted cash flow method. Teva starts with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital (“WACC”), adjusted for the relevant risk associated with country-specific and business-specific characteristics. If any of these expectations were to vary materially from Teva’s assumptions, Teva may recognize an impairment of goodwill allocated to these reporting units in the future.
During the first quarter of 2021, management assessed developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount.
Based on this assessment, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying value as of March 31, 2021 and, therefore, no quantitative assessment was performed.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Following the goodwill impairment charge recorded in the third quarter of 2020 in the North America reporting unit, the carrying value of the North America reporting unit equaled its fair value as of September 30, 2020. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to the North America reporting unit in the future.
The other reporting units all have fair value in excess of

10
%
over their book values as of March 31, 2021.
NOTE 7 – Debt obligations:
a. Short-term debt:

			March 31, 2021	December 31, 2020
	Weighted average interest rate as of March 31, 2021	Maturity
			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	514
Current maturities of long-term liabilities			2,674	2,674

Total short-term debt			$2,697	$3,188

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026, was $23 million as of March 31, 2021 and $514 million as of December 31, 2020. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt. Holders of the convertible senior debentures exercised their optional repurchase right and redeemed $491 million of the convertible senior debentures on February 1, 2021, which was the date to exercise this right.

1
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b. Long-term debt:

	Weighted average interest rate as of March 31, 2021	Maturity	March 31, 2021	December 31, 2020
			(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	1,752	1,839
Senior notes EUR 1,300 million	1.25%	2023	1,520	1,595
Senior notes EUR 1,000 million	6.00%	2025	1,172	1,230
Senior notes EUR 900 million	4.50%	2025	1,054	1,107
Senior notes EUR 750 million	1.63%	2028	873	916
Senior notes EUR 700 million	3.25%	2022	820	861
Senior notes EUR 700 million	1.88%	2027	818	860
Senior notes USD 3,500 million	3.15%	2026	3,495	3,495
Senior notes USD 1,475 million	2.20%	2021	1,474	1,472
Senior notes USD 3,000 million	2.80%	2023	2,997	2,996
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000
Senior notes USD 844 million	2.95%	2022	851	853
Senior notes USD 789 million	6.15%	2036	783	783
Senior notes USD 613 million	3.65%	2021	615	616
Senior notes USD 588 million	3.65%	2021	587	586
Senior notes CHF 350 million	0.50%	2022	372	397
Senior notes CHF 350 million	1.00%	2025	372	398

Total senior notes			25,041	25,490
Other long-term debt	0.90%	2026	1	1
Less current maturities			(2,674)	(2,674)
Less debt issuance costs			(80)	(86)

Total senior notes and loans			$22,288	$22,731

Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any.
Long-term debt as of March 31, 2021 is effectively denominated in the following currencies: 61% in U.S. dollar, 36% in euro and 3% in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $2.3 billion unsecured syndicated revolving credit facility entered into in April 2019 (“RCF”).
The RCF agreement provides for two separate tranches, a $1.15 billion tranche A and a $1.15 billion tranche B. Tranche A had a maturity date of April 8, 2022, of which an amount of $1.065 billion was extended twice, initially to April 8, 2023 and then to April 8, 2024. Tranche B has a maturity date of April 8, 2024. Loans and letters of credit will be available from time to time under each tranche for Teva’s general corporate purposes.
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit was 5.50x through March 31, 2021, gradually declines to 5.00x in the third and fourth quarters of 2021, 4.50x in the first quarter of 2022, and continues to gradually decline over the remaining term of the RCF to 3.50x in the first quarter of 2023.

The RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2021, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date these financial statements are issued.

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
NOTE 8 – Derivative instruments and hedging activities:
a. Foreign exchange risk management:
In the first three months of 2021, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
c.
Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Not designated as hedging instruments
	March 31, 2021	December 31, 2020
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$63	$24
Liability derivatives:
Other current liabilities:
Option and forward contracts	(23)	(79)

1
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$290	$224	$(201)	$(530)
Cross-currency swaps—net investment hedge (1)	—	(2)	—	(21)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$290	$224	$(3,982)	$(4,357)
Option and forward contracts (2)	(70)	24	—	—
Option and forward contracts economic hedge (3)	—	—	(28)	(60)

(1)
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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, the Swiss franc, the Japanese yen, the British pound, the Russian ruble, the Canadian dollar and some other currencies to protect its projected operating results for 2021. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In 2020, Teva recognized a loss of $27 million in relation with the 2021 hedging program Teva entered into in the second half of 2020. In the first three months of 2021, the positive impact from these derivatives recognized under revenues was $28 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

d. Amortizations due to terminated derivative instruments:
Forward starting interest rate swaps and treasury lock agreements
In 2015, Teva entered into forward starting interest rate swaps and treasury lock agreements to protect the Company from interest rate fluctuations in connection with a future debt issuance the Company was planning. These forward starting interest rate swaps and treasury lock agreements were terminated in July 2016 upon the debt issuance. The termination of these transactions resulted in a loss position of $493 million, which was recorded in other comprehensive income (loss) and is amortized under financial expenses, net over the life of the debt
.
With respect to these forward starting interest rate swaps and treasury lock agreements, losses of $8 million were recognized under financial expenses, net for each of
the three months ended March 31, 2021 and 2020.
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
With respect to the interest rate swap and cross-currency swap agreements, no gains were recognized for the three months ended March 31, 2021, compared to gains of $1 million recognized under financial expenses, net for the three months ended March 31, 2020.
NOTE 9 – Legal settlements and loss contingencies:
Legal settlements and loss contingencies for the first quarter of 2021 were
$104 million, compared to an income of $25 million in the first quarter of 2020. The expense in the first quarter of 2021 was mainly due to the provision for the carvedilol patent litigation (see note 10). The income in the first quarter of 2020 was mainly due to proceeds received following a settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics).
As of March 31, 2021 and December 31, 2020, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $1,730 million and 1,625 million, respectively.

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

2
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of counsel, no provisions have been made regarding the matters disclosed in this note, except as noted below. Litigation outcomes and contingencies are unpredictable, and excessive verdicts can occur. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions. Teva continuously reviews the matters described below and may, from time to time, remove previously disclosed matters where the exposures were fully resolved in the prior year, or determined to no longer meet the materiality threshold for disclosure, or were substantially resolved. In the first quarter of 2021, Teva has removed the bortezomib intellectual property litigation as it was fully resolved during 2020. In addition, Teva has removed PROVIGIL
®
, lidocaine patch and the memantine hydrochloride antitrust matters exposures, which are no longer considered material risks to the results of operations and cash flows of the Company as they were substantially resolved in prior periods.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In July 2014, GlaxoSmithKline (“GSK”) sued Teva in Delaware federal court for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol tablets (the generic version of
GSK’s Coreg®)
i
n September 2007. A jury trial was held and the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of

$
235.5

million, not including pre- or post-judgment interest or a multiplier for willfulness. Thereafter, the judge overturned the jury verdict, finding no induced infringement by Teva and that Teva did not owe any damages. On October 2, 2020, in a two-to-one decision, the Court of Appeals for the Federal Circuit, overturned the judge’s ruling and reinstated the jury verdict. Teva’s request for rehearing was granted, and the October 2020 decision was vacated. On February 23, 2021, the same three-judge panel of the Federal Circuit heard additional oral argument on the issue of whether there is enough evidence to support the jury’s verdict of induced infringement during the period from January 8, 2008 through April 30, 2011 (the “skinny label” period). If further appeals are decided against Teva, the case would be remanded to the district court for it to consider Teva’s other legal and equitable defenses that have not yet been considered by the district court. In the first quarter of 2021, Teva recognized a provision based on its offer to settle such matter.
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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan are allegedly found in the active pharmaceutical ingredient (API) supplied by multiple API manufacturers. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts against Teva and numerous other manufacturers. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. Teva is not named in complaints with respect to irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring class claims. Defendants’ motions to dismiss in the valsartan, losartan and irbesartan MDL were denied in part and granted in part, allowing plaintiffs to file amended complaints. On December 31, 2020, the court in the ranitidine MDL granted the generic defendants’ motion to dismiss on the grounds of preemption and deficient pleading, allowing plaintiffs to re-plead certain claims. Certain plaintiffs appealed the decision. Plaintiffs in the ranitidine MDL filed amended complaints, and on March 24, 2021, defendants moved to dismiss those amended complaints on largely the same grounds as the first round of motions to dismiss. In addition to these MDLs, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. A motion to dismiss in that consolidated action is pending. Similar lawsuits are pending in Canada and Germany.
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

2
3

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
In May 2015, Cephalon Inc., a Teva subsidiary (“Cephalon”), entered into a consent decree with the FTC (the “Modafinil Consent Decree”) under which the FTC dismissed antitrust claims against Cephalon related to certain finished modafinil products (marketed as PROVIGIL
®
) in exchange for Cephalon and Teva agreeing to, among other things, abide by certain restrictions and limitations, for a period of ten years, when entering into settlement agreements to resolve patent litigation in the United States. Those restrictions and limitations were further refined in connection with the settlement of other unrelated FTC antitrust lawsuits, as described below, and the term of the Modafinil Consent Decree was extended until 2029.
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil, and imposed fines totaling

€
60.5

million
on Teva and Cephalon. Teva and Cephalon filed an appeal against the decision in February 2021. A provision for this matter was included in the financial statements.
Teva and its affiliates have been named as defendants in lawsuits alleging that multiple patent litigation settlement agreements relating to AndroGel
®
1% (testosterone gel)

violate the antitrust laws. The first of these lawsuits (the “Georgia AndroGel Litigation”) was filed in January 2009 in California federal court, and later transferred to Georgia federal court, with the FTC and the State of California, and later private plaintiffs challenging a September 2006 patent litigation settlement between Watson Pharmaceuticals, Inc. (“Watson”), from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”). The second lawsuit (the “Philadelphia AndroGel Litigation”) was filed by the FTC in
September 2014 in federal court in Philadelphia, challenging Teva’s December 2011 patent litigation settlement with AbbVie. The FTC stipulated to dismiss Teva from both litigations, in exchange for Teva’s agreement to amend the Modafinil Consent Decree, as described above. On July 16, 2018, the direct purchaser plaintiffs’ motion for class certification in the Georgia AndroGel Litigation was denied and Teva later settled with most of the retailer plaintiffs in the Georgia AndroGel Litigation as well as the three direct purchasers that had sought class certification and on January 7, 2021,
Teva settled all claims with the remaining retailer plaintiff in the Georgia AndroGel Litigation, thus leaving no remaining claims in the Georgia
AndroGel Litigation. In August 2019, certain other direct-purchaser plaintiffs (who would have been members of the direct purchaser class in the
Georgia AndroGel Litigation, had it been certified) filed their own claims in the federal court in Philadelphia (where the Philadelphia AndroGel
Litigation has been pending), challenging (in one complaint) both the September 2006 settlement between Watson and Solvay, and the December 2011 settlement between Teva and AbbVie. Those claims remain pending. Annual sales of AndroGel
®
1% were approximately

$
350

million at the time of the
earlier Watson/Solvay settlement and approximately

$
140

million at the time Actavis launched its generic version of AndroGel
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
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs sued GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine
(generic Lamicta
l
®
)

e
ntered into in February 2005. The plaintiffs claim that the settlement agreement unlawfully delayed generic entry and seek unspecified damages. In December 2012, the court dismissed the case, but in June 2015, the U.S. Court of Appeals for the Third Circuit reversed and remanded for further proceedings. In December 2018, the district court granted the direct-purchaser plaintiffs’ motion for class certification, but on April 22, 2020, the Third Circuit reversed that ruling and remanded for further class certification proceedings. On April 9, 2021, the district court denied the direct purchaser plaintiffs’ renewed motion for class certification. Annual sales of
Lamictal
®

were approximately

$
950
 million at the time of the settlement and approximately $
2.3

billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005, to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. In August 2019, the district court certified the direct-purchaser class, but in June 2020, the court denied the indirect purchasers’ motion for class certification without prejudice. On September 4, 2020, the indirect purchasers filed a renewed motion for class certification, which remains pending. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, which has since been amended, alleging violations of state law. Defendants moved to strike the District Attorney’s claims for restitution and civil penalties to the extent not limited to alleged activity occurring in Orange County. The Superior Court denied that motion. The Court of Appeals subsequently reversed the decision and in June 2020, the California Supreme Court reversed the Court of Appeals’ decision, allowing the District Attorney’s claims to proceed. Annual sales of Niaspan
®
were approximately

$
416
 million at the time of the settlement and approximately $
1.1
 billion at the time Teva launched its generic version of Niaspan
®
in September 2013
.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In January 2019, generic manufacturer Cipla Limited filed a lawsuit against Amgen, which was later amended to include Teva as a defendant, in Delaware federal court, alleging, among other things, that a January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated the antitrust laws. On August 14, 2020, Cipla Limited agreed to dismiss its claims against Teva, with prejudice, and those claims have since been dismissed. Putative classes of direct-purchaser and end-payer
plaintiffs have also filed antitrust lawsuits (which have since been coordinated in federal court in Delaware) against Amgen and Teva related to the January 2, 2019 settlement. On July 22, 2020, a magistrate judge recommended that plaintiffs’ claims be dismissed and on November 30, 2020, the district court overruled the magistrate judge’s recommendation, denied Teva’s motion to dismiss in part, and instructed plaintiffs to file amended complaints, which plaintiffs filed on February 16, 2021. Teva again moved to dismiss those complaints on March 30, 2021, based on plaintiffs’ failure to allege both (a) that the settlement violated the antitrust laws and (b) that the settlement caused any actual injury to plaintiffs, and Teva’s motions remain pending. Annual sales of Sensipar
®
in the United States were approximately

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
In March 2021, following the 2019 European Commission’s inspection of Teva and subsequent request for information, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE
®
. Annual sales of COPAXONE in the European Economic Area for the past year were approximately $380 million.
Between September 1, 2020 and December 20, 2020, separate plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on March 15, 2021, plaintiffs filed amended complaints. Annual sales of Bystolic
®
in the United States were
approximately $700 million at the time of Watson’s 2013 settlement with Forest.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these attorneys general filed yet another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products. On June 10, 2020, most, but not all, of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the District of Connecticut naming, among other defendants, Actavis, but not Teva USA in a similar complaint relating to dermatological generics products. In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 amended complaint, referenced above, along with three complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. Teva moved the court to reconsider that ruling, and the motion was granted on February 9, 2021. As a result, the attorneys’ general November 1, 2019 amended complaint is not expected to be among the bellwether complaints in the Pennsylvania MDL.
Beginning on March 2, 2016, and continuing through December 2020, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, pending as of that date, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, and again on May 6, 2020, certain individual plaintiffs commenced a civil action in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaint has been filed in either action and, both cases have been placed in deferred status. On November 13, 2019, and again on August 24, 2020, certain counties in New York commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. On December 15, 2020, several additional New York counties filed suit in New York state court raising similar allegations, and the case was removed to federal court on March 26, 2021. On March 1, 2020, Harris County in Texas filed a complaint against several generic manufacturers including Teva and Actavis in the District Court for the Southern District of Texas, which has been transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The action is in its early stages.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Subsequently, in August 2020, the U.S. Attorney’s

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. It is alleged that Teva caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients. An adverse judgment may involve damages, civil penalties and injunctive remedies. On October 19, 2020, Teva filed a motion to dismiss the complaint on the grounds that it fails to state a claim, and that motion remains pending. Additionally, on January 8, 2021, Humana, Inc. filed an action against Teva in the United States District Court for the Middle District of Florida based on the allegations raised in the August 2020 complaint filed by the U.S. Attorney’s Office in Boston. On April 2, 2021 Teva filed a motion to dismiss the claims on the grounds that the claims are time-barred and/or insufficiently pled, and that action remains pending.
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
On April 19, 2021, a bench trial in California (The People of the State of California, acting by and through Santa Clara County Counsel James R. Williams, et. al. v. Purdue Pharma L.P., et. al.) commenced with Teva and other defendants focused on the marketing of branded opioids. Absent resolutions, additional trials are expected to proceed in several states in 2021.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Also on October 21, 2019, Teva and certain other defendants reached an agreement in principle with a group of Attorneys General from North Carolina, Pennsylvania, Tennessee and Texas for a nationwide settlement. This nationwide settlement was designed to provide a mechanism by which the Company attempts to seek resolution of remaining potential and pending opioid claims by both the U.S. states and political subdivisions (i.e., counties, tribes and other plaintiffs) thereof. Under this nationwide settlement, Teva would provide buprenorphine naloxone (sublingual tablets) with an estimated value of up to approximately
$23 billion at wholesale acquisition cost over a ten year period. In addition, Teva would also provide cash payments of up to $250 million over a ten year period.
During the passage of time since then, the Company has continued to negotiate the terms and conditions of a nationwide settlement. There are many complex financial and legal issues still outstanding, including indemnification claims by Allergan against the Company, arising from the acquisition of the Actavis Generics business. Since negotiations are ongoing, the Company cannot predict if a settlement will be finalized.
The Company considered a range of potential settlement outcomes. The current provision remains a reasonable estimate of the ultimate costs if a settlement is finalized based on the Company’s most recent offer to settle. However, if not finalized for the entirety of the cases, a reasonable upper end of a range of loss cannot be determined. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
Separately, on April 27, 2018, Teva received subpoena requests from the United States Attorney’s office in the Western District of Virginia and the Civil Division seeking documents relating to the manufacture, marketing and sale of branded opioids. In August 2019, Teva received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act. In September 2019, Teva received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. Following a Statement of Charges and Notice of Hearing filed by the NYDFS, a hearing is currently scheduled to take place in June 2021. Currently, Teva cannot predict how a nationwide settlement (if finalized) will affect these investigations and administrative actions. In addition, a number of state attorneys general, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Other states are conducting their own investigations outside of the multistate group. Teva is cooperating with these ongoing investigations and cannot predict their outcome at this time.
In addition, several jurisdictions and consumers in Canada have initiated litigation regarding opioids alleging similar claims as those in the United States. The cases in Canada may be consolidated and are in their early stages.
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff in that action filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. The amended complaint seeks unspecified damages, legal fees, interest, and costs. In July 2017, August 2017, and June 2019, other putative securities class actions were filed in other federal courts based on similar allegations, and those cases have been transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and October 2020, twenty complaints were filed against Teva and certain of its current and former officers and directors seeking unspecified compensatory damages, legal fees, costs and expenses. The similar claims in these complaints have been brought on behalf of plaintiffs, in various forums across the country, who have indicated that they intend to
“opt-out”
of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. The case is now in discovery. Pursuant to that

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

consolidation order, plaintiffs in several of the
“opt-out”
cases filed amended complaints on May 28, 2020. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. Those
“opt-out”
plaintiffs moved for reconsideration, which was denied on March 30, 2021. The Ontario Teachers Securities Litigation plaintiffs’ Motion for Class Certification and Appointment of Class Representatives and Class Counsel was granted on March 9, 2021, to which Teva has sought an appeal. That motion is pending. Motions to approve securities class actions were also filed in the Tel Aviv District Court in Israel with similar allegations to those made in the Ontario Teachers Securities Litigation
.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers alleging, among other things, violations of Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule
10b-5.
The complaint, purportedly filed on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020, alleges that Teva and certain of its former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the above referenced August 2020 False Claims Act complaint filed by the DOJ. The securities class action complaint seeks unspecified damages, legal fees, interest, and costs. The case is in its preliminary stages, and on March 15, 2021, plaintiffs filed amended complaints. On March 26, 2021, the Court appointed lead plaintiff and lead counsel, and instructed that the lead plaintiff can file an amended complaint by May 25, 2021. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Other Matters
On February 1, 2018, former shareholders of Ception Therapeutics, Inc., a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege that Cephalon breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR
®
(reslizumab) for the treatment of eosinophilic esophagitis (“EE”). The plaintiffs claim damages of at least $200 million, an amount they allege is equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). Defendants moved to dismiss the complaint and on December 28, 2018, the court granted the motion in part and dismissed all of plaintiffs’ claims, except for their claim against Cephalon for breach of contract. Trial in this matter is currently scheduled for
June 2022.

NOTE 11 – Income taxes:
In the first quarter of 2021, Teva recognized a tax expense
of
$62 million, on
pre-tax
income of $144 million. In the first quarter of 2020, Teva recognized a tax benefit of $59 million, on
pre-tax
loss of
$33 million.
Teva’s tax rate for the first quarter of 2021 was mainly affected by legal settlements, impairments and amortization in jurisdictions in which tax rates are lower than Teva’s average tax rate on its ongoing business operations.
The statutory Israeli corporate tax rate is 23% in 2021.
Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or non-recurring
items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is scheduled to begin in May 2021. A final and binding decision against Teva in this case may lead to an asset write off of
$140 million.
The Israeli tax authorities issued tax assessment decrees for 2008-2012 and 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2012 and 2013-2016 decrees before the Central District Court in Israel. The Company believes it has adequately provided for these items, however, adverse results could be material.
NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended
	March 31,
	2021	2020
	(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$48	$75
Contingent consideration	3	6
Restructuring	81	39
Other	4	—

Total	$137	$121

(1)	Including impairments related to exit and disposal activities

Impairments
Impairments of tangible assets for the three months ended March 31, 2021 and 2020 were $48 million and $75 million, respectively. The impairment for the three months ended March 31, 2021 was mainly related to certain assets in Europe.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities.
Contingent consideration
In the three months ended March 31, 2021, Teva recorded an expense of $3 million for contingent consideration, compared to an expense of $6 million in the three months ended March 31, 2020.
Restructuring
In the three months ended March 31, 2021, Teva recorded $81 million of restructuring expenses, compared to $39 million in the three months ended March 31, 2020.
The expenses for the three months ended March 31, 2021 were primarily related to network consolidation activities and residual expenses of the restructuring plan announced in 2017.

The following tables provide the components of costs associated with Teva’s restructuring plan, including other costs associated with Teva’s restructuring plan and recorded under different items:

	Three months ended March 31,
	2021	2020
	(U.S. $ in millions)
Restructuring
Employee termination	$79	$33
Other	2	6

Total	$81	$39

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2021	$(115)	$(7)	$(122)
Provision	(79)	(2)	(81)
Utilization and other*	33	2	35

Balance as of March 31, 2021	$(161)	$(7)	$(168)

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2020	$(208)	$(7)	$(215)
Provision	(33)	(6)	(39)
Utilization and other*	69	6	75

Balance as of March 31, 2020	$(172)	$(7)	$(179)

*	Includes adjustments for foreign currency translation.

Significant regulatory and other events
In July 2018, the FDA completed an inspection of Teva’s manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-
483
to the site. In October 2018, the FDA notified Teva that the inspection of the site is classified as “official action indicated” (OAI). On February 5, 2019, Teva received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control and investigations at this site. Teva has been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (cGMP) requirements as quickly and as thoroughly as possible. An FDA follow up inspection occurred in January 2020, resulting in some follow up findings and Teva received a letter from the FDA dated April 24, 2020 notifying it that the site continues to be classified as OAI. If Teva is unable to remediate the findings to the FDA’s satisfaction, Teva may face additional consequences. These would potentially include continued delays in FDA approval for future products from the site, financial implications due to loss of revenues, impairments, inventory write-offs, customer penalties, idle capacity charges, costs of additional remediation and possible FDA enforcement action. Teva expects to generate approximately $125 million in revenues from this site during the remainder of 2021, assuming remediation or enforcement does not cause any unscheduled slowdown or stoppage at the facility, however, delays in FDA approvals of future products from the site may occur
.
In July 2018, Teva announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown nitrosamine impurity called NDMA

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
found in valsartan API supplied by Zhejiang Huahai Pharmaceuticals Co. Ltd. (“Huahai”). Since July 2018, Teva has been actively engaged with global regulatory authorities in reviewing its sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, Teva has initiated additional voluntary recalls. In December 2019, Teva reached a settlement with Huahai resolving Teva’s claims related to certain sartan API supplied by Huahai. Under the settlement agreement, Huahai agreed to compensate Teva for some of its direct losses and provide it with prospective cost reductions for API. The settlement does not release Huahai from liability for any losses Teva may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. In addition, multiple lawsuits have been filed in connection with this matter, which may lead to additional customer penalties, impairments and litigation costs.
In the second quarter of 2020, Teva’s operations in its manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. During the second half of 2020, Teva has completed partial remediation of this issue and has restarted limited supply from its Goa facilities. The site experienced some additional delays in first quarter of 2021 due to labor related issues. The impact to Teva’s financial results for the three months ended March 31, 2021 was immaterial, however, if the full remediation takes longer than expected there may be further loss of sales, customer penalties or impairments to related assets.
NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net results attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”)) during the period, net of treasury shares.
In computing diluted earnings per share for the three months ended March 31, 2021 and March 31, 2020, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
Basic and diluted earnings per share were $0.07 for the three months ended March 31, 2021, compared to basic and diluted earnings per share of $0.06 for the three months ended March 31, 2020.
NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2020, net of taxes	$(1,919)	$(363)	$(117)	$(2,399)

Other comprehensive income (loss) before reclassifications	(174)	—	—	(174)
Amounts reclassified to the statements of income	—	9		9

Net other comprehensive income (loss) before tax	(174)	9	—	(165)

Corresponding income tax	33	(2)	—	31

Net other comprehensive income (loss) after tax*	(141)	7	—	(134)

Balance as of March 31, 2021, net of taxes	$(2,060)	$(356)	$(117)	$(2,534)

*	Amounts do not include a $67 million loss from foreign currency translation adjustments attributable to non-controlling interests .

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2019, net of taxes	$(1,794)	$(420)	$(98)	$(2,312)

Other comprehensive income (loss) before reclassifications	(573)	22	—	(551)
Amounts reclassified to the statements of income	—	8	—	8

Net other comprehensive income (loss) before tax	(573)	30	—	(543)

Corresponding income tax	3	—	—	3

Net other comprehensive income (loss) after tax*	(570)	30	—	(540)

Balance as of March 31, 2020, net of taxes	$(2,364)	$(390)	$(98)	$(2,852)

*	Amounts do not include a $10 million loss from foreign currency translation adjustments attributable to non-controlling interests .

NOTE 15 – Segments:
Teva operates its business and reports its financial results in three segments:

(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union and certain other European countries.

(c)	International Markets segment, which includes all countries other than those in the North America and Europe segments.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

a.	Segment information:

	Three months ended March 31,
	2021
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,989	$1,214	$490
Gross profit	1,074	688	260
R&D expenses	160	66	18
S&M expenses	229	214	96
G&A expenses	111	70	26
Other income	(3)	§	(2)

Segment profit	$577	$338	$122

§ Represents an amount less than $1 million.

	Three months ended March 31,
	2020
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,082	$1,402	$565
Gross profit	1,062	823	305
R&D expenses	146	55	15
S&M expenses	251	202	106
G&A expenses	118	66	34
Other income	(2)	(1)	(6)

Segment profit	$550	$502	$156

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
	(U.S. $ in millions)
North America profit	$577	$550
Europe profit	338	502
International Markets profit	122	156

Total reportable segments profit	1,036	1,208
Profit of other activities	41	36

Total segments profit	1,077	1,244
Amounts not allocated to segments:
Amortization	242	258
Other assets impairments, restructuring and other items	137	121
Intangible asset impairments	79	649
Legal settlements and loss contingencies	104	(25)
Other unallocated amounts	82	49

Consolidated operating income (loss)	434	191

Financial expenses, net	290	224

Consolidated income (loss) before income taxes	$144	$(33)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three months ended March 31, 2021 and 2020:

North America	Three months ended March 31,
	2021	2020
	(U.S. $ in millions)
Generic products	$1,053	$952
AJOVY	31	29
AUSTEDO	146	122
BENDEKA/TREANDA	91	105
COPAXONE	164	198
ProAir*	54	59
Anda	289	426
Other	161	191

Total	$1,989	$2,082

*	Does not include revenues from ProAir authorized generic, which are included under generic products.

Europe	Three months ended March 31,
	2021	2020
	(U.S. $ in millions)
Generic products	$865	$1,032
AJOVY	16	4
COPAXONE	100	109
Respiratory products	93	106
Other	140	151

Total	$1,214	$1,402

International markets	Three months ended March 31,
	2021	2020
	(U.S. $ in millions)
Generic products	$392	$449
COPAXONE	12	12
Other	86	104

Total	$490	$565

3
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are classified in the tables below in one of the three categories of fair value level
s
:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$120	$—	$—	$120
Cash, deposits and other	1,623	—	—	1,623
Investment in securities:
Equity securities*	182	—	—	182
Other, mainly debt securities	5	—	1	6
Derivatives:
Asset derivatives—options and forward contracts	—	63	—	63
Liability derivatives—options and forward contracts	—	(23)	—	(23)
Contingent consideration**	—	—	(246)	(246)

Total	$1,930	$40	$(245)	$1,725

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$367	$—	$—	$367
Cash, deposits and other	1,810	—	—	1,810
Investment in securities:
Equity securities*	25	259	—	284
Other, mainly debt securities	5	—	10	15
Derivatives:
Asset derivatives—options and forward contracts	—	24	—	24
Liability derivatives—options and forward contracts	—	(79)	—	(79)
Contingent consideration**	—	—	(268)	(268)

Total	$2,207	$204	$(258)	$2,153

*
As of March 31, 2021, Teva’s shares in American Well Corporation (“American Well”) moved from a Level 2 measurement to Level 1 measurement within the fair value hierarchy, since they are no longer subject to a sale restriction.

**	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
Teva determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor ranging from 80% to 100% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied ranged from 7.5% to 8.0%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 7.8%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of income.
Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.

3
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Three months ended March 31, 2021	Three months ended March 31, 2020
	(U.S. $ in millions)
Fair value at the beginning of the period	$(258)	(448)
Redemption of debt securities	(9)
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(3)	(5)
Eagle transaction	—	(1)
Settlement of contingent consideration:
Eagle transaction	25	31

Fair value at the end of the period	$(245)	$(423)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	March 31,	December 31,
	2021	2020
	(U.S. $ in millions)
Senior notes included under senior notes and loans	$22,316	$22,684
Senior notes and convertible senior debentures included under short-term debt	2,711	3,207

Total	$25,027	$25,891

*	The fair value was estimated based on quoted market prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During the first quarter of 2021, we have not experienced material delays in development, production and distribution of medicines or disruptions in our supply chains. The supply chain supporting our key products—specialty, generics and API – remains largely uninterrupted, with adequate product inventory across our network and redundancy plans in place to address potential shortfalls, if any. All our facilities that research, manufacture, order, pack, distribute and provide critical customer and patient services are currently functioning to meet demand for essential medicines for patients throughout the world.
We did not have and do not expect to have a material impact on our ongoing clinical research programs and product launches as a result of the
COVID-19
pandemic; however, during the first quarter of 2021, we have experienced minimal delays in clinical trials due to cessation or slow-downs of recruitment for patient studies and suspended regulatory inspections, raw material supply issues, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. We may experience further delays if the pandemic continues for an extended period of time. All of our new product launches have been risk-assessed based on upcoming manufacturing and regulatory inspections.
The long-term effects of the pandemic cannot be predicted at this time and would depend on the duration and severity of the pandemic and the restrictive measures put in place to control its impact. In the first quarter of 2020, we experienced increasing demand for certain medicines, as would be expected during a global crisis of this nature. We saw a compensating effect with lower demand for certain medicines during the second quarter of 2020 and continuing slightly lower demand due to less physician and hospital activity in certain regions and for certain medicines in the second half of 2020. Although no one can predict future demand for pharmaceutical products, market dynamics or the scope or duration of the financial and other challenges arising from the pandemic, it is possible that we will continue to see variable demand in 2021, but we do not currently anticipate a material negative impact on our 2021 financial results due to the ongoing global pandemic.

Highlights
Significant highlights in the first quarter of 2021 included:

•
Revenues in the first quarter of 2021 were $3,982 million, a decrease of 9%, or 10% in local currency terms, compared to the first quarter of 2020, mainly due to lower revenues from generic, OTC and respiratory products and from COPAXONE in our Europe segment, lower revenues from Anda, COPAXONE and BENDEKA/TREANDA in our North America segment, lower revenues from Japan resulting from the divestment of a majority of the generic and operational assets of our Japanese business venture, as well as regulatory price reductions and generic competition to off-patented
products in Japan, partially offset by higher revenues from generic products and AUSTEDO in our North America segment. Revenues were also affected by changes in demand for certain products resulting from the impact of the
COVID-19
pandemic.

•
Our North America segment generated revenues of $1,989 million and profit of $577 million in the first quarter of 2021. Revenues decreased by 5% compared to the first quarter of 2020, mainly due to a decrease in revenues of Anda, COPAXONE and BENDEKA/TREANDA, partially offset by higher revenues from generic products and AUSTEDO. Our North America segment has experienced some reductions in volume due to less physician and hospital activity during the
COVID-19
pandemic, but has also experienced increase in demand for certain products related to the treatment of
COVID-19
and its symptoms. In addition, the ability to promote certain specialty products, primarily AJOVY and AUSTEDO, has been impacted by less physician visits by patients and less physician interactions by our sales personnel. Profit increased by 5% compared to the first quarter of 2020, mainly due to higher gross profit, as well as lower S&M expenses.

•
Our Europe segment generated revenues of $1,214 million and profit of $338 million in the first quarter of 2021. Revenues decreased by 13%, or 20% in local currency terms, compared to the first quarter of 2020. This decrease was mainly due to higher revenues in the first quarter of 2020, as a result of significant customer stocking due to the
COVID-19
pandemic. In addition, revenues were impacted by lower demand of generic, OTC and respiratory products resulting from a decline in doctor and hospital visits by patients, which resulted in fewer prescriptions, as well as lower sales of cough and cold products, both due to the
COVID-19
pandemic. The decrease in revenues is also attributed to a decline in COPAXONE revenues due to competing glatiramer acetate products and price declines in oncology products as a result of generic competition. Profit decreased by 33%, mainly due to lower revenues.

•
Our International Markets segment generated revenues of $490 million and profit of $122 million in the first quarter of 2021. Revenues decreased by 13%, or 7%
in local currency terms, compared to the first quarter of 2020, mainly due to lower revenues in Japan resulting from the divestment of the majority of the generic and operational assets of our Japanese business venture, as well as regulatory price reductions and generic competition to off-patented
products in Japan and lower positive impact from hedging activity. Profit decreased by 22%, mainly due to lower positive impact from hedging activity as well as lower sales in Japan resulting from regulatory price reductions and generic competition to off-patented
products, partially offset by lower S&M expenses.

•	Impairments of identifiable intangible assets were $79 million in the first quarter of 2021, compared to $649 million in the first quarter of 2020. See note 5 to our consolidated financial statements.

•	No goodwill impairments were recorded in the first quarters of both 2021 and 2020.

•
We recorded other asset impairments, restructuring and other items expenses of $137 million in the first quarter of 2021, compared to expenses of $121 million in the first quarter of 2020. See note 12 to our consolidated financial statements.

•
Legal settlements and loss contingencies expenses were $104 million in the first quarter of 2021, compared to income of $25 million in the first quarter of 2020. See note 9 to our consolidated financial statements.

•
Operating income was $434 million in the first quarter of 2021, compared to operating income of $191 million in the first quarter of 2020. The increase was mainly due to lower intangible asset impairment charges, partially offset by lower profit in our Europe segment along with higher legal settlements and loss contingencies.

•
Financial expenses were $290 million in the first quarter of 2021, compared to $224 million in the first quarter of 2020. Financial expenses in the first quarter of 2021 were mainly comprised of interest expenses of $239 million and loss on revaluations of marketable securities of $64 million. Financial expenses in the first quarter of 2020 were mainly comprised of interest expenses of $241 million.

•
In the first quarter of 2021, we recognized a tax expense of $62 million, on pre-tax
income of $144 million. In the first quarter of 2020, we recognized a tax benefit of $59 million, on pre-tax
loss of $33 million. Our tax rate for the first quarter of 2021 was mainly affected by legal settlements, impairments and amortization in jurisdictions in which tax rates are lower than Teva’s average tax rate on its ongoing business operations.

•
Exchange rate movements during the first quarter of 2021, net of hedging effects, positively impacted revenues by $74 million and negatively impacted operating income by $14 million, compared to the first quarter of 2020.

•
As of March 31, 2021, our debt was $24,986 million, compared to $25,919 million as of December 31, 2020. This decrease was mainly due to the redemption of $491 million of our convertible senior debentures and exchange rate fluctuations.

•
Cash flow used in operating activities during the first quarter of 2021 was $405 million, compared to cash flow generated from operating activities of $305 million in the first quarter of 2020. The decrease in the first quarter of 2021 was mainly due to changes in working capital items resulting from a decrease in SR&A and an increase in inventory, as well as lower profit in our Europe segment.

•
During the first quarter of 2021, we generated free cash flow of $59 million, which we define as comprising $405 million in cash flow used in operating activities, $476 million in beneficial interest collected in exchange for securitized accounts receivables and $138 million in proceeds from divestitures of businesses and other assets, partially offset by $150 million in cash used for capital investment. During the first quarter of 2020, we generated free cash flow of $551 million, comprising $305 million in cash flow generated from operating activities, $368 million in beneficial interest collected in exchange for securitized accounts receivables and $6 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $128 million in cash used for capital investment. The decrease in the first quarter of 2021 resulted mainly from lower cash flow generated from operating activities, partially offset by higher sales of assets.

Results of Operations
Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021		2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,989	100%	$2,082	100%
Gross profit	1,074	54.0%	1,062	51.0%
R&D expenses	160	8.0%	146	7.0%
S&M expenses	229	11.5%	251	12.1%
G&A expenses	111	5.6%	118	5.6%
Other (income) expense	(3)	§	(2)	§

Segment profit*	$577	29.0%	$550	26.4%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the first quarter of 2021 were $1,989 million, a decrease of $94 million, or 5%, compared to the first quarter of 2020, mainly due to a decrease in revenues from Anda, COPAXONE and BENDEKA/TREANDA, partially offset by higher revenues from generic products and AUSTEDO. Our North America segment has experienced some reductions in volume due to less physician and hospital activity during the
COVID-19
pandemic, but has also experienced increase in demand for certain products related to the treatment of
COVID-19
and its symptoms. In addition, the ability to promote certain specialty products, primarily AJOVY and AUSTEDO, has been impacted by less physician visits by patients and less physician interactions by our sales personnel.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		Percentage Change
	2021	2020	2020-2021
	(U.S. $ in millions)
Generic products	$1,053	$952	11%
AJOVY	31	29	8%
AUSTEDO	146	122	20%
BENDEKA/TREANDA	91	105	(14%)
COPAXONE	164	198	(17%)
ProAir*	54	59	(9%)
Anda	289	426	(32%)
Other	161	191	(16%)

Total	$1,989	$2,082	(5%)

*	Does not include revenues from ProAir authorized generic, which are included under generic products.
Generic products
revenues in our North America segment (including biosimilars) in the first quarter of 2021 were $1,053 million, an increase of 11% compared to the first quarter of 2020, mainly due to higher revenues from emtricitabine and tenofovir disoproxil fumarate tablets (the generic equivalent of Truvada
®
), Truxima (the biosimilar to Rituxan
®
) and ProAir
®
authorized generic, partially offset by lower volume and pricing of other generic products.
Among the most significant generic products we sold in North America in the first quarter of 2021 were emtricitabine and tenofovir disoproxil fumarate tablets (the generic equivalent of Truvada
®
), Truxima (the biosimilar to Rituxan
®
), epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
), albuterol sulfate inhalation aerosol (our ProAir authorized generic) and lidocaine transdermal patch (the generic equivalent of Lidoderm Patch
®
).
In January 2021, we launched etonogestrel and ethinyl estradiol vaginal ring, 0.120 mg/0.015 mg per day (the generic equivalent of NuvaRing
®
) in the U.S., which is an estrogen/progestin combination hormonal contraceptive (CHC) indicated for use by women to prevent pregnancy.
In the first quarter of 2021, our total prescriptions were approximately 322 million (based on trailing twelve months), representing 9.2% of total U.S. generic prescriptions, according to IQVIA data.
AJOVY
revenues in our North America segment in the first quarter of 2021 increased by 8% to $31 million, compared to the first quarter of 2020, mainly due to growth in volume. In the first quarter of 2021, AJOVY’s exit market share in the United Stated in terms of total number of prescriptions was 20.7%, compared to 14.2% in the first quarter of 2020.
AJOVY is indicated for the preventive treatment of migraine in adults. AJOVY was launched in the U.S. in 2018, and was approved in Canada in April 2020. Our auto-injector device for AJOVY became commercially available in the U.S. in April 2020 and in Canada in April 2021. AJOVY is the only anti-CGRP product indicated for quarterly treatment and in January 2021 we launched a new product offering, providing a quarterly dose.

AJOVY is protected by patents expiring in 2026 in Europe and in 2027 in the United States. Applications for patent term extensions have been submitted in various markets around the world, and certain extensions in Europe and other countries have already been granted until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and will expire in 2035 and 2037. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States and 10 years from marketing approval in Europe. We have filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly then submitted IPR (inter partes review) petitions to the Patent Trial and Appeal Board, challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court was stayed pending resolution of the IPR petitions. On February 18, 2020, the Patent Trial and Appeal Board issued decisions on the first six IPRs, finding the six composition of matter patents invalid as being obvious. On April 21, 2020, we filed notices of appeal in connection with these decisions. On March 31, 2020 the Patent Trial and Appeal Board issued a decision upholding the three method of treatment patents and on June 1, 2020, Lilly filed notices of appeal in connection with the decisions on these three patents. The litigation stay ended following the issuance of the most recent IPR decisions, and the parties are proceeding with the litigation. Also, the Court of Appeals for the Federal Circuit has scheduled oral argument for the IPR appeals for June 7, 2021. In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
AUSTEDO
revenues in our North America segment in the first quarter of 2021 increased by 20%, to $146 million, compared to $122 million in the first quarter of 2020. This increase was mainly due to growth in volume.
AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in adults.
AUSTEDO is protected in the United States by six Orange Book patents expiring between 2031 and 2036 and in Europe by two patents expiring in 2029. Generic ANDA filings on AUSTEDO are expected as early as the second quarter of 2021.
BENDEKA
and
TREANDA
combined revenues in our North America segment in the first quarter of 2021 decreased by 14% to $91 million, compared to the first quarter of 2020, mainly due to the availability of alternative therapies and continued competition from Belrapzo
®
(a
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

COPAXONE
revenues in our North America segment in the first quarter of 2021 decreased by 17% to $164 million, compared to the first quarter of 2020, mainly due to generic competition in the United States.
The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Additionally, oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
.
ProAir
(HFA and RespiClick)
revenues in our North America segment in the first quarter of 2021 were $54 million, a decrease of 9% compared to the first quarter of 2020. In January 2019, we launched our own ProAir authorized generic in the United States, following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Revenues from our ProAir authorized generic are included in “generic products” above. During the first quarter of 2021, ProAir was the fifth-largest short-acting beta-agonist in the market, with an exit market share of 10.3% in terms of total number of prescriptions for albuterol inhalers, compared to 15.8% in the first quarter of 2020. The exit market share including our ProAir authorized generic is 43.9%, making our overall albuterol product the second largest in the market, compared to 38.6% in the first quarter of 2020. Other generic versions of ProAir were launched in 2020.
Anda
revenues in our North America segment in the first quarter of 2021 decreased by 32% to $289 million, compared to $426 million in the first quarter of 2020, mainly due to lower demand. In addition, revenues were higher in the first quarter of 2020 as a result of significant customer stocking due to the
COVID-19
pandemic. Anda, our distribution business in the United States, distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, competitive pricing and offering next day delivery throughout the United States.
Product Launches and Pipeline
In the first quarter of 2021, we launched the generic version of the following branded products in North America:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) *
Mesalamine Extended-Release Capsules, 0.375g	Apriso ®	January	$344
Etonogestrel and Ethinyl Estradiol Vaginal Ring	NuvaRing ®	January	$812
Testosterone Gel, 1.62%, 20.25mg/1.25g & 40.5mg/2.5g	AndroGel ®	February	$40
Liothyronine Sodium Tablets USP, 5mcg, 25mcg, 50mcg	Cytomel ®	February	$107
Brinzolamide Ophthalmic Suspension, USP, 1%	Azopt ®	March	$184

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
Our generic products pipeline in the United States includes, as of March 31, 2021, 206 product applications awaiting FDA approval, including 72 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended December 31, 2020 exceeding $109 billion, according to IQVIA. Approximately 71% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 76 of these products, or 101 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $74 billion in U.S. brand sales for the twelve months ended December 31, 2020, according to IQVIA.
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

In the first quarter of 2021, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Market (U.S. $ in millions (IQVIA)) *
Ibrutinib Caps	Imbruvica ®	$782
Lubiprostone Caps	Amitza ®	$410

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
We have additional biosimilar products in development in various stages of clinical trials and regulatory review.
Below is a description of key products in our specialty pipeline as of March 31, 2021:

	Phase 2	Phase 3	Pre-Submission
Novel Biologics	Fremanezumab Fibromyalgia	Fremanezumab Additional indication

	TEV-48574 Respiratory	Fasinumab Osteoarthritic Pain (March 2016) (1)

TEV-53275 Respiratory

Small Molecules		Deutetrabenazine Dyskinesia in Cerebral Palsy (September 2019)	Risperidone LAI Schizophrenia (2)

Digital Respiratory			Digihaler ® (budesonide and formoterol fumarate dihydrate) (EU)

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

Active treatment of patients with fasinumab, which only involved dosing in an optional second-year extension phase of one trial, has been discontinued following a recommendation from the fasinumab program’s Independent Data Monitoring Committee that the program should be terminated, based on available evidence obtained to date. The core efficacy data has already been obtained to support potential fasinumab regulatory filings. Long-term safety data continues to be gathered, and is expected to be reported in 2021. Currently, all non-essential activities and related expenditures for fasinumab have been put on hold. Next steps will be assessed together with Regeneron, with the intention of discussing data with the FDA.

(2)
In January 2021, we announced positive results for a phase 3 clinical trial designed to evaluate the efficacy of risperidone LAI. No new safety signals were identified that are inconsistent with the known safety profile of other risperidone formulations. The second phase 3 study evaluating long-term safety and tolerability is ongoing.

North America Gross Profit
Gross profit from our North America segment in the first quarter of 2021 was $1,074 million, an increase of 1%, compared to $1,062 million in the first quarter of 2020.
Gross profit margin for our North America segment in the first quarter of 2021 increased to 54.0%, compared to 51.0% in the first quarter of 2020. This increase was mainly due to the change in mix of products.
North America R&D Expenses
R&D expenses relating to our North America segment in the first quarter of 2021 were $160 million, an increase of 10%, compared to $146 million in the first quarter of 2020.
For a description of our R&D expenses in the first quarter of 2021, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America S&M Expenses
S&M expenses relating to our North America segment in the first quarter of 2021 were $229 million, a decrease of 9%, compared to $251 million in the first quarter of 2020. This decrease was mainly due to lower S&M expenses related to Anda and additional efficiency measures.
North America G&A Expenses
G&A expenses relating to our North America segment in the first quarter of 2021 were $111 million, a decrease of 5%, compared to $118 million in the first quarter of 2020.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our North America segment in the first quarter of 2021 was $577 million, an increase of 5% compared to $550 million in the first quarter of 2020, mainly due to higher gross profit, as discussed above, as well as lower S&M expenses.

Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021		2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,214	100%	$1,402	100%
Gross profit	688	56.6%	823	58.7%
R&D expenses	66	5.4%	55	3.9%
S&M expenses	214	17.7%	202	14.4%
G&A expenses	70	5.8%	66	4.7%
Other (income) expense	§	§	(1)	§

Segment profit*	$338	27.8%	$502	35.8%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $1 million or 0.5%, as applicable.
Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the first quarter of 2021 were $1,214 million, a decrease of 13% or $188 million, compared to the first quarter of 2020. In local currency terms, revenues decreased by 20%, mainly due to higher revenues in the first quarter of 2020, as a result of significant customer stocking due to the
COVID-19
pandemic. In addition, revenues were impacted by lower demand of generic, OTC and respiratory products resulting from a decline in doctor and hospital visits by patients resulting in fewer prescriptions, as well as lower sales of cough and cold products, both due to the
COVID-19
pandemic. The decrease in revenues is also attributed to a decline in COPAXONE revenues due to competing glatiramer acetate products and price declines in oncology products as a result of generic competition.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		Percentage Change
	2021	2020	2020-2021
	(U.S. $ in millions)
Generic products	$865	$1,032	(16%)
AJOVY	16	4	251%
COPAXONE	100	109	(8%)
Respiratory products	93	106	(12%)
Other	140	151	(7%)

Total	$1,214	$1,402	(13%)

Generic products
revenues in our Europe segment in the first quarter of 2021, including OTC products, decreased by 16% to $865 million, compared to the first quarter of 2020. In local currency terms, revenues decreased by 23% compared to the first quarter of 2020, mainly due to higher revenues in the first quarter of 2020, as a result of significant customer stocking due to the
COVID-19
pandemic. In addition, revenues were impacted by lower demand of generic and OTC products resulting from a decline in doctor and hospital visits by patients resulting in fewer prescriptions, as well as lower sales of cough and cold products, both due to the
COVID-19
pandemic.
AJOVY
revenues in our Europe segment in the first quarter of 2021 were $16 million, compared to $4 million in the first quarter of 2020, mainly due to launches and reimbursements in additional European countries.

By the end of 2020, we launched AJOVY in most European countries. We are moving forward with plans to launch in other countries around the world. For information about AJOVY patent protection, see “—North America Revenues—Revenues by Major Product” above.
COPAXONE
revenues in our Europe segment in the first quarter of 2021 decreased by 8% to $100 million, compared to the first quarter of 2020. In local currency terms, revenues decreased by 15%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products.
One European patent protecting COPAXONE 40 mg/mL was found invalid by the Board of Appeal of the European Patent Office in September 2020. Two additional patents expiring in 2030 are currently under opposition at the European Patent Office. In certain countries, Teva remains in litigation against generic companies on an additional COPAXONE 40 mg/mL patent that expires in 2030.
Respiratory products
revenues in our Europe segment in the first quarter of 2021 decreased by 12% to $93 million compared to the first quarter of 2020. In local currency terms, revenues decreased by 19%, mainly due to significant customer stocking due to the
COVID-19
pandemic in the first quarter of 2020, as well as reduced demand resulting from
COVID-19
restrictions in the first quarter of 2021.
Product Launches and Pipeline
As of March 31, 2021, our generic products pipeline in Europe included 143 generic approvals relating to 28 compounds in 61 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,247 marketing authorization applications are pending approval in 37 European countries, relating to 139 compounds in 268 formulations. No applications are pending with the EMA.
For information regarding our specialty pipeline, see “—North America Segment —Product Launches and Pipeline” above.
Europe Gross Profit
Gross profit from our Europe segment in the first quarter of 2021 was $688 million, an increase of 17% compared to $823 million in the first quarter of 2020.
Gross profit margin for our Europe segment in the first quarter of 2021 decreased to 56.6%, compared to 58.7% in the first quarter of 2020. This decrease was mainly due to lower revenues, as discussed above and increased write-offs and obsolescence provisions as a result of increased inventory levels.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the first quarter of 2021 were $66 million, an increase of 21% compared to $55 million in the first quarter of 2020.
For a description of our R&D expenses in the first quarter of 2021, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the first quarter of 2021 were $214 million, an increase of 6% compared to $202 million in the first quarter of 2020. This increase was mainly due to exchange rate fluctuations.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the first quarter of 2021 were $70 million, an increase of 6% compared to $66 million in the first quarter of 2020.
Europe Profit
Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the first quarter of 2021 was $338 million, a decrease of 33%, compared to $502 million in the first quarter of 2020. This decrease was mainly due to lower revenues, as discussed above.

International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021		2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$490	100%	$565	100%
Gross profit	260	53.0%	305	54.0%
R&D expenses	18	3.6%	15	2.7%
S&M expenses	96	19.6%	106	18.8%
G&A expenses	26	5.3%	34	6.0%
Other (income) expense	(2)	§	(6)	(1.1%)

Segment profit*	$122	24.9%	$156	27.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
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
Revenues from our International Markets segment in the first quarter of 2021 were $490 million, a decrease of $75 million, or 13%, compared to the first quarter of 2020. In local currency terms, revenues decreased by 7% compared to the first quarter of 2020, mainly due to lower revenues in Japan resulting from the divestment mentioned above, as well as regulatory price reductions and generic competition to off-patented
products in Japan and lower positive impact from hedging activity.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		Percentage Change
	2021	2020	2020-2021
	(U.S. $ in millions)
Generic products	$392	$449	(13%)
COPAXONE	12	12	(1%)
Other	86	104	(17%)

Total	$490	$565	(13%)

Generic products
revenues in our International Markets segment in the first quarter of 2021, which include OTC products, decreased by 13% to $392 million, compared to the first quarter of 2020. In local currency terms, revenues decreased by 11%, mainly due to lower sales in Japan resulting from the divestment mentioned above, as well as regulatory price reductions and generic competition to off-patented
products in Japan.
COPAXONE
revenues in our International Markets segment in the first quarter of 2021 were $12 million, flat compared to the first quarter of 2020. In local currency terms, revenues increased by 4%.

AJOVY
was launched in certain International Markets countries and we are moving forward with plans to launch in other countries.
AUSTEDO
launched in China for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in early 2021. We continue with additional submissions in various other countries.
International Markets Gross Profit
Gross profit from our International Markets segment in the first quarter of 2021 was $260 million, a decrease of 15% compared to $305 million in the first quarter of 2020.
Gross profit margin for our International Markets segment in the first quarter of 2021 decreased to 53.0%, compared to 54.0% in the first quarter of 2020. This decrease was mainly due to lower positive impact from hedging activity and a change in mix of products.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the first quarter of 2021 were $18 million, an increase of 16% compared to $15 million in the first quarter of 2020.
For a description of our R&D expenses in the first quarter of 2021, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the first quarter of 2021 were $96 million, a decrease of 9% compared to $106 million in the first quarter of 2020. This decrease was mainly due to lower marketing and travel costs attributed to restrictions related to the
COVID-19
pandemic.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the first quarter of 2021 were $26 million, a decrease of 23% compared to $34 million in the first quarter of 2020.
International Markets Profit
Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in the first quarter of 2021 was $122 million, a decrease of 22%, compared to $156 million in the first quarter of 2020. This decrease was mainly due to lower positive impact from hedging activity as well as lower sales in Japan resulting from regulatory price reductions and generic competition to off-patented
products, partially offset by lower S&M expenses, as discussed above.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in the first quarter of 2021 were $289 million, a decrease of 6% compared to the first quarter of 2020. In local currency terms, revenues decreased by 9% compared to the first quarter of 2020.
API sales to third parties in the first quarter of 2021 were $178 million, flat in both U.S. dollar and local currency terms compared to the first quarter of 2020.

Teva Consolidated Results
Revenues
Revenues in the first quarter of 2021 were $3,982 million, a decrease of 9%, or 10% in local currency terms, compared to the first quarter of 2020. This decrease was mainly due to lower revenues from generic, OTC and respiratory products and from COPAXONE in our Europe segment, lower revenues from Anda, COPAXONE and BENDEKA/TREANDA in our North America segment, lower revenues from Japan resulting from the divestment of a majority of the generic and operational assets of our Japanese business venture, as well as regulatory price reductions and generic competition to off-patented
products in Japan, partially offset by higher revenues from generic products and AUSTEDO in our North America segment. Revenues were also affected by changes in demand for certain products resulting from the impact of the
COVID-19
pandemic. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during the first quarter of 2021, net of hedging effects, positively impacted revenues by $74 million, compared to the first quarter of 2020. See note 8c to our consolidated financial statements.
Gross Profit
Gross profit in the first quarter of 2021 was $1,878 million, a decrease of 9% compared to the first quarter of 2020. This decrease was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”
Gross profit margin was 47.2% in the first quarter of 2021, compared to 47.3% in the first quarter of 2020.
The decrease in gross profit margin was mainly due to lower revenues from our Europe segment, partially offset by higher profitability in North America resulting from the change in mix of products.
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
R&D expenses in the first quarter of 2021 were $254 million, an increase of 15% compared to the first quarter of 2020.
In the first quarter of 2021, our R&D expenses related primarily to specialty product candidates in the respiratory and pain therapeutic areas, with additional activities in selected other areas and generic products including biosimilars.
Our higher R&D expenses in the first quarter of 2021, compared to the first quarter of 2020, were mainly due to an increase in respiratory and biosimilar projects.
R&D expenses as a percentage of revenues were 6.4% in the first quarter of 2021, compared to 5.1% in the first quarter of 2020.
Selling and Marketing (S&M) Expenses
S&M expenses in the first quarter of 2021 were $585 million, a decrease of 5% compared to the first quarter of 2020. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”
S&M expenses as a percentage of revenues were 14.7% in the first quarter of 2021, compared to 14.1% in the first quarter of 2020.
General and Administrative (G&A) Expenses
G&A expenses in the first quarter of 2021 were $290 million, a decrease of 5% compared to the first quarter of 2020.

G&A expenses as a percentage of revenues were 7.3% in the first quarter of 2021, compared to 7.0% in the first quarter of 2020.
Intangible Asset Impairments
We recorded expenses of $79 million for identifiable intangible asset impairments in the first quarter of 2021, compared to expenses of $649 million in the first quarter of 2020. See note 5 to our consolidated financial statements.
Goodwill Impairment
No goodwill impairments were recorded in the first quarters of both 2021 and 2020.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $137 million for other asset impairments, restructuring and other items in the first quarter of 2021, compared to expenses of $121 million in the first quarter of 2020. For further details, as well as a description of significant regulatory and other events, see note 12 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In the first quarter of 2021, we recorded an expense of $104 million in legal settlements and loss contingencies, compared to an income of $25 million in the first quarter of 2020. See note 9 to our consolidated financial statements.
Other Income
Other income in the first quarter of 2021 was $5 million, compared to $13 million in the first quarter of 2020.
Operating Income (Loss)
Operating income was $434 million in the first quarter of 2021, compared to operating income of $191 million in the first quarter of 2020.
Operating income as a percentage of revenues was 10.9% in the first quarter of 2021, compared to 4.4% in the first quarter of 2020. This increase was mainly due to the lower intangible asset impairment charges, partially offset by lower profit in our Europe segment along with higher legal settlements and loss contingencies.
Financial Expenses, Net
Financial expenses were $290 million in the first quarter of 2021, compared to $224 million in the first quarter of 2020. Financial expenses in the first quarter of 2021 were mainly comprised of interest expenses of $239 million and loss on revaluations of marketable securities of $64 million. Financial expenses in the first quarter of 2020 were mainly comprised of interest expenses of $241 million.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
	(U.S. $ in millions)
North America profit	$577	$550
Europe profit	338	502
International Markets profit	122	156

Total reportable segments profit	1,036	1,208
Profit of other activities	41	36

Total segments profit	1,077	1,244
Amounts not allocated to segments:
Amortization	242	258
Other assets impairments, restructuring and other items	137	121
Intangible asset impairments	79	649
Legal settlements and loss contingencies	104	(25)
Other unallocated amounts	82	49

Consolidated operating income (loss)	434	191

Financial expenses, net	290	224

Consolidated income (loss) before income taxes	$144	$(33)

Tax Rate
In the first quarter of 2021, we recognized a tax expense of $62 million, on pre-tax
income of $144 million. In the first quarter of 2020, we recognized a tax benefit of $59 million, on pre-tax
loss of $33 million. Our tax rate for the first quarter of 2021 was mainly affected by legal settlements, impairments and amortization in jurisdictions in which tax rates are lower than Teva’s average tax rate on its ongoing business operations.
The statutory Israeli corporate tax rate is 23% in 2021. Our tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or nonrecurring items.
Share In (Profits) Losses of Associated Companies, Net
Share in losses of associated companies, net in the first quarter of 2021 was $3 million, compared to share in profits of $1 million in the first quarter of 2020.
Net Income (Loss) Attributable to Teva
Net income was $77 million in the first quarter of 2021, compared to $69 million in the first quarter of 2020. This increase was mainly due to the increase in operating income, as discussed above.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the three months ended March 31, 2021 and 2020 were 1,107 million and 1,096 million shares, respectively.
In computing diluted earnings per share for the three months ended March 31, 2021 and March 31, 2020, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
Diluted earnings per share were $0.07 in the first quarter of 2021, compared to diluted earnings per share of $0.06 in the first quarter of 2020.

Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units and the conversion of our convertible senior debentures, in each case, at period end.
As of March 31, 2021 and 2020, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,130 million and 1,118 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In the first quarter of 2021, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, new Israeli shekel, Canadian dollar and Russian ruble) impact our results.
During the first quarter of 2021, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on a quarterly average compared to quarterly average basis): Argentinian peso by 31%, Brazilian real by 19%, Turkish lira by 17%, Russian ruble by 11% and Ukrainian hryvnia by 10%. The following main currencies relevant to our operations increased in value against the U.S. dollar: Australian dollar by 17%, Swedish krona by 15%, Chilean peso by 11%, Euro by 9%, Bulgarian lev by 9% and British pound by 8%.
As a result, exchange rate movements during the first quarter of 2021, net of hedging effects, positively impacted overall revenues by $74 million and negatively impacted our operating income by $14 million, in comparison with the first quarter of 2020.
In the first quarter of 2021, a positive hedging impact of $28 million was recognized under revenues, and a minimal negative impact was recognized under cost of sales. In the first quarter of 2020, a positive hedging impact of $60 million was recognized under revenues and a positive impact of $5 million was recognized under cost of sales.
Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8c to our consolidated financial statements.
Commencing in the third quarter of 2018, the cumulative inflation in Argentina exceeded 100% or more over a three-year period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.
Liquidity and Capital Resources
Total balance sheet assets were $49,004 million as of March 31, 2021, compared to $50,640 million as of December 31, 2020.
Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was $1,179 million as of March 31, 2021, compared to $662 million as of December 31, 2020. This increase was mainly due to decreases in SR&A, employee-related obligations and other current liabilities.
Employee-related obligations, as of March 31, 2021, were $526 million, compared to $685 million as of December 31, 2020. The decrease in the first quarter of 2021 was mainly due to performance incentive payments to employees for 2020.
Cash investment in property, plant and equipment in the first quarter of 2021 was $150 million, compared to $128 million in the first quarter of 2020. Depreciation in the first quarter of 2021 was $134 million, compared to $141 million in the first quarter of 2020.
Cash and cash equivalents and short-term and long-term investments as of March 31, 2021 were $1,933 million, compared to $2,478 million as of December 31, 2020. The decrease in the first quarter of 2021 was mainly due to the redemption of our convertible senior debentures, a decrease in valuation of marketable securities, partially offset by cash flow generated during the quarter.
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
The RCF agreement provides for two separate tranches, a $1.15 billion tranche A and a $1.15 billion tranche B. Tranche A has a maturity date of April 8, 2022, of which an amount of $1.065 billion was extended twice, initially to April 8, 2023 and then to April 8, 2024. Tranche B has a maturity date of April 8, 2024. Loans and letters of credit will be available from time to time under each tranche for Teva’s general corporate purposes.
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit was 5.50x through March 31, 2021, gradually declines to 5.00x in the third and fourth quarters of 2021, 4.50x in the first quarter of 2022, and continues to gradually decline over the remaining term of the RCF to 3.50x in the first quarter of 2023.
The RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2021, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, we expect that we will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
Debt Balance and Movements
As of March 31, 2021, our debt was $24,986 million, compared to $25,919 million as of December 31, 2020. This decrease was mainly due to redemption of $491 million of our convertible senior debentures and exchange rate fluctuations.
Our debt as of March 31, 2021 was effectively denominated in the following currencies: 65% in U.S. dollars, 32% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of March 31, 2021 was 11%, compared to 12% as of December 31, 2020.
Our financial leverage was 69% as of March 31, 2021, compared to 70% as of December 31, 2020.
Our average debt maturity was approximately 5.6 years as of March 31, 2021, compared to 5.8 years as of December 31, 2020.
Total Equity
Total equity was $10,975 million as of March 31, 2021, compared to $11,061 million as of December 31, 2020. This decrease was mainly due to a negative impact of $208 million from exchange rate fluctuations, partially offset by net income of $84 million.
Exchange rate fluctuations affected our balance sheet, as approximately 58% of our net assets in the first quarter of 2021 (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2020, changes in currency rates had a negative impact of $208 million on our equity as of March 31, 2021, mainly due to the changes in value against the U.S. dollar of: the Japanese yen by 7%, the Swiss franc by 7%, the Polish zloty by 7%, the euro by 5%, the Croatian kuna by 5% and the Chilean peso by 3%. All comparisons are on a quarter-end
to
quarter-end
basis.
Cash Flow
We seek to continually improve the efficiency of our working capital management. From time to time, as part of our cash management activities, we may make decisions in our commercial and supply chain activities which may drive an acceleration of receivable payments from customers or deceleration of payments to vendors, having the effect of increasing or decreasing cash from operations in an individual period. Such decisions had no material impact on our year-to-date
operating cash flow measurement, but may impact
quarter-to-quarter
results.

Cash flow used in operating activities during the first quarter of 2021 was $405 million, compared to $305 million cash flow generated from operating activities in the first quarter of 2020. The decrease in the first quarter of 2021 was mainly due to changes in working capital items resulting from a decrease in SR&A and an increase in inventory, as well as lower profit in our Europe segment.
During the first quarter of 2021, we generated free cash flow of $59 million, which we define as comprising $405 million in cash flow used in operating activities, $476 million in beneficial interest collected in exchange for securitized accounts receivables and $138 million in proceeds from divestitures of businesses and other assets, partially offset by $150 million in cash used for capital investment. During the first quarter of 2020, we generated free cash flow of $551 million, comprising $305 million in cash flow generated from operating activities, $368 million in beneficial interest collected in exchange for securitized accounts receivables and $6 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $128 million in cash used for capital investment. The decrease in the first quarter of 2021 resulted mainly from lower cash flow from operating activities, partially offset by higher sales of assets.
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
In August 2020, we entered into a partnership agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this partnership contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira
®
. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. We paid an upfront payment in the third quarter of 2020 that was recorded as R&D expense. Additional development and commercial milestone payments of up to $450 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. Abbvie recently sued Alvotech for allegedly misappropriating confidential information relating to Humira
®
. Alvotech has disputed these claims.
In September 2016, we entered into a collaborative agreement with Regeneron to develop and commercialize Regeneron’s pain medication product, fasinumab. We share in the global commercial rights to this product with Regeneron (excluding Japan, Korea and nine other Asian countries), as well as ongoing associated R&D costs of approximately $1 billion. We made an upfront payment of $250 million to Regeneron in the third quarter of 2016 and additional payments for achievement of development milestones in an aggregate amount of $120 million were paid during 2017 and 2018. The agreement stipulates additional development and commercial milestone payments of up to $2,230 million, as well as future royalties. For information regarding recent fasinumab developments, see “—North America Segment —Product Launches and Pipeline” above.
In October 2016, we entered into a collaborative agreement with Celltrion to commercialize Truxima
®
and Herzuma
®
, two biosimilar products for the U.S. and Canadian markets. We paid Celltrion $160 million, of which we received an aggregate credit of $60 million as of March 31, 2021. We share the profit from the commercialization of these products with Celltrion. These two products, Truxima and Herzuma, were approved by the FDA in November and December 2018, respectively and were launched in the United States in November 2019 and March 2020, respectively.
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
2021 Aggregated Contractual Obligations
There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2020.
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
and
in-process
R&D acquired in development arrangements;

•	expenses related to our equity compensation;

•	significant one-time financing costs and marketable securities investment valuation gains/losses;

•	unusual tax items;

•	other awards or settlement amounts, either paid or received;

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
non-GAAP
adjustments and the corresponding
non-GAAP
amounts for the applicable periods:

	Three Months Ended March 31, 2021
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement										Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenues	3,982											3,982
Cost of sales	2,104	215					5	6		41		1,838

Gross profit	1,878	215	—	—	—	—	5	6	—	41	—	2,144
Gross profit margin	47.2%											53.8%
R&D expenses	254				5			5		—		244
S&M expenses	585	27						9		—		549
G&A expenses	290							11		—		278
Other income	(5)											(5)
Legal settlements and loss contingencies	104		104									—
Other assets impairments, restructuring and other items	137			48		81			3	4		—
Intangible assets impairments	79			79								—

Operating income (loss)	434	242	104	127	5	81	5	31	3	45	—	1,077
Financial expenses, net	290										64	227

Income (loss) before income taxes	144	242	104	127	5	81	5	31	3	45	64	851
Income taxes	62										(85)	146
Share in profits (losses) of associated companies – net	(3)										2	(4)

Net income (loss)	84	242	104	127	5	81	5	31	3	45	(19)	709
Net income (loss) attributable to non-controlling interests	7										(3)	10

Net income (loss) attributable to Teva	77	242	104	127	5	81	5	31	3	45	(22)	699

Total reconciled items		242	104	127	5	81	5	31	3	45	(22)

EPS - Basic	0.07										0.57	0.64
EPS - Diluted	0.07										0.56	0.63
The non-GAAP diluted weighted average number of shares was 1,107 million for the three months ended March 31, 2021.
Non-GAAP income taxes for the three months ended March 31, 2021 were 17% on pre-tax non-GAAP income.
*
Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

	Three Months Ended March 31, 2020
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement										Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenues	4,357											4,357
Cost of sales	2,294	223					4	6		15		2,046

Gross profit	2,063	223	—	—	—	—	4	6	—	15	—	2,312
Gross profit margin	47.3%											53.1%
R&D expenses	221				(4)			5				221
S&M expenses	613	35						9				570
G&A expenses	304							10		4		290
Other income	(13)											(13)
Legal settlements and loss contingencies	(25)		(25)									—
Other assets impairments, restructuring and other items	121			75		39			6	1		—
Intangible assets impairments	649			649								—

Operating income (loss)	191	258	(25)	724	(4)	39	4	30	6	20	—	1,244
Financial expenses, net	224										11	213

Income (loss) before income taxes	(33)	258	(25)	724	(4)	39	4	30	6	20	11	1,030
Income taxes	(59)										(234)	175
Share in profit (losses) of associated companies – net	1											1

Net income (loss)	25	258	(25)	724	(4)	39	4	30	6	20	(223)	854
Net income (loss) attributable to non-controlling interests	(44)										(63)	20

Net income (loss) attributable to Teva	69	258	(25)	724	(4)	39	4	30	6	20	(286)	835

Total reconciled items		258	(25)	724	(4)	39	4	30	6	20	(286)

EPS - Basic	0.06										0.70	0.76
EPS - Diluted	0.06										0.70	0.76
The non-GAAP diluted weighted average number of shares was 1,096 million for the three months ended March 31, 2020.
Non-GAAP income taxes for the three months ended March 31, 2020 were 17% on pre-tax non-GAAP income.
*
Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

Non-GAAP
Tax Rate
Non-GAAP
income taxes for the first quarter of 2021 were $146 million, or 17%, on pre-tax
non-GAAP
income of $851 million.
Non-GAAP
income taxes for the first quarter of 2020 were $175 million, or 17%, on pre-tax
non-GAAP
income of $1,030 million. Our
non-GAAP
tax rate for the first quarter of 2021 was mainly affected by the mix of products we sold and interest expense disallowance.
We expect our annual
non-GAAP
tax rate for 2021 to be between 17% to 18%, similar to our
non-GAAP
tax rate for 2020, which was 17%.
Off-Balance
Sheet Arrangements
Except for securitization transactions, which are disclosed in note 10(f) to our consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020, we do not have any material off-balance
sheet arrangements.
Critical Accounting Policies
For a summary of our significant accounting policies, see note 1 to our consolidated financial statements and “Critical Accounting Policies” included in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Recently Issued Accounting Pronouncements
See note 1 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in our assessment of market risk as set forth in Item 7A to our Annual Report on Form
10-K
for the year ended December 31, 2020.

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
After evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

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
for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2021.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended March 31, 2021 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: April 28, 2021	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)