Form 10-Q
period 2021-09-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2021-10-27
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number
001-16174

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

124 Dvora HaNevi’a St., Tel Aviv, ISRAEL	6944020
(Address of principal executive offices)	(Zip code)
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
of the Act).    Yes  ☐    No  ☒
As of
September 30
, 2021, the registrant had 1,103,007,168

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
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,045	$2,177
Accounts receivables, net of allowance for credit losses of $119 million and $126 million as of September 30, 2021 and December 31, 2020	4,046	4,581
Inventories	4,167	4,403
Prepaid expenses	1,066	945
Other current assets	805	710
Assets held for sale	25	189

Total current assets	12,154	13,005
Deferred income taxes	622	695
Other non-current assets	518	538
Property, plant and equipment, net	6,040	6,296
Operating lease right-of-use assets	507	559
Identifiable intangible assets, net	7,832	8,923
Goodwill	20,179	20,624

Total assets	$47,851	$50,640

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,709	$3,188
Sales reserves and allowances	4,241	4,824
Accounts payables	1,514	1,756
Employee-related obligations	555	685
Accrued expenses	2,035	1,780
Other current liabilities	770	933

Total current liabilities	11,825	13,164
Long-term liabilities:
Deferred income taxes	910	964
Other taxes and long-term liabilities	2,203	2,240
Senior notes and loans	21,037	22,731
Operating lease liabilities	425	479

Total long-term liabilities	24,575	26,414

Commitments and contingencies , see note 10
Total liabilities	36,400	39,579

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; September 30, 2021 and December 31, 2020: authorized 2,495 million shares; issued 1,209 million shares and 1,202 million shares, respectively	57	57
Additional paid-in capital	27,529	27,443
Accumulated deficit	(10,370)	(10,946)
Accumulated other comprehensive loss	(2,620)	(2,399)
Treasury shares as of September 30, 2021 and December 31, 2020 — 106 million ordinary shares	(4,128)	(4,128)

	10,467	10,026

Non-controlling interests	984	1,035

Total equity	11,451	11,061

Total liabilities and equity	$47,851	$50,640

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$3,887	$3,978	$11,778	$12,206
Cost of sales	2,093	2,126	6,234	6,528

Gross profit	1,794	1,852	5,544	5,678
Research and development expenses	222	258	723	704
Selling and marketing expenses	597	605	1,798	1,815
General and administrative expenses	291	279	822	846
Intangible assets impairments	21	509	295	1,278
Goodwill impairment	—	4,628	—	4,628
Other assets impairments, restructuring and other items	62	(98)	227	404
Legal settlements and loss contingen c ies	3	21	113	10
Other income	(25)	(8)	(73)	(30)

Operating income (loss)	623	(4,342)	1,638	(3,978)
Financial expenses, net	241	117	805	565

Income (loss) before income taxes	382	(4,459)	833	(4,543)
Income taxes (benefit)	76	16	235	(147)
Share in (profits) losses of associated companies, net	5	(136)	(9)	(135)

Net income (loss)	302	(4,340)	608	(4,261)
Net income (loss) attributable to non-controlling interests	11	10	32	(121)

Net income (loss) attributable to Teva	292	(4,349)	576	(4,140)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.26	$(3.97)	$0.52	$(3.78)

Diluted	$0.26	$(3.97)	$0.52	$(3.78)

Weighted average number of shares (in millions):
Basic	1,103	1,096	1,102	1,095

Diluted	1,109	1,096	1,109	1,095

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$302	$(4,340)	$608	$(4,261)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(195)	70	(325)	(348)
Unrealized gain (loss) from derivative financial instrum e nts, net	7	9	21	46
Unrealized loss on defined benefit plans	1	—	2	—

Total other comprehensive income (loss)	(187)	79	(302)	(302)

Total comprehensive income (loss)	115	(4,261)	306	(4,563)
Comprehensive income (loss) attributable to non-controlling interests	(3)	27	(49)	(92)

Comprehensive income (loss) attributable to Teva	$118	$(4,288)	$355	$(4,471)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)
Balance at June 30, 2021	1,209	57	27,503	(10,662)	(2,446)	(4,128)	10,324	987	11,311
Net Income (loss)				292			292	11	302
Other comprehensive income (loss)					(174)		(174)	(13)	(187)
Issuance of Shares	*	*					*		*
Stock-based compensation expense			26				26		26

Balance at September 30, 2021	1,209	$57	$27,529	$(10,370)	$(2,620)	$(4,128)	$10,467	$984	$11,451

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)
Balance at June 30, 2020	1,202	57	27,374	(6,747)	(2,703)	(4,128)	13,852	972	14,824
Net Income (loss)				(4,349)			(4,349)	10	(4,340)
Other comprehensive income (loss)					61		61	18	79
Issuance of Shares	*	*					*		*
Stock-based compensation expense			29				29		29

Balance at September 30, 2020	1,202	$57	$27,403	$(11,096)	$(2,643)	$(4,128)	$9,593	$999	$10,592

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)
Balance at December 31, 2020	1,202	57	27,443	(10,946)	(2,399)	(4,128)	10,026	1,035	11,061
Net Income (loss)				576			576	32	608
Other comprehensive income (loss)					(221)		(221)	(81)	(302)
Issuance of Shares	7	*					*		*
Stock-based compensation expense			86				86		86

Balance at September 30, 2021	1,209	$57	$27,529	$(10,370)	$(2,620)	$(4,128)	$10,467	$984	$11,451

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)
Balance at December 31, 2019	1,198	56	27,312	(6,956)	(2,312)	(4,128)	13,972	1,091	15,063
Net Income (loss)				(4,140)			(4,140)	(121)	(4,261)
Other comprehensive i n come (loss)					(331)		(331)	29	(302)
Issuance of shares	4	*					*		*
Stock-based compensation expense			91				91		91

Balance at September 30, 2020	1,202	$57	$27,403	$(11,096)	$(2,643)	$(4,128)	$9,593	$999	$10,592

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Operating activities:
Net income (loss)	$608	$(4,261)
Adjustments to reconcile net income (loss) to net cash provided by o p erations:
Depreciation and amortization	1,010	1,162
Impairment of long-lived assets and assets held for sale	401	6,314
Net change in operating assets and liabilities	(1,881)	(1,627)
Deferred income taxes – net and uncertain tax positions	13	(656)
Stock-based compensation	86	91
Net loss (gain) from investments and from sale of long lived assets	109	(232)
Research and development in process	—	40
Other items	(4)	54

Net cash provided by (used in) operating activities	342	885

Investing activities:
Beneficial interest collected in exchange for securitized accounts receivables	1,278	1,102
Purchases of property, plant and equipment	(409)	(402)
Proceeds from sale of business and long lived assets	269	54
Proceeds from sale of investments	172	12
Other investing activities	(33)	(44)

Net cash provided by investing activities	1,277	722

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(1,475)	(1,871)
Proceeds from short term debt	500	231
Repayment of short term debt	(200)	(116)
Redemption of convertible senior notes	(491)	—
Other financing activities	(5)	(4)

Net cash used in financing activities	(1,671)	(1,760)

Translation adjustment on cash and cash equivalents	(80)	5

Net change in cash and cash equivalents	(132)	(148)
Balance of cash and cash equivalents at beginning of period	2,177	1,975

Balance of cash and cash equivalents at end of period	$2,045	$1,827

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$1,310	$1,055
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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

b.	Significant accounting policies
Recently adopted accounting pronouncements
In March 2020, the FASB issued ASU
2020-04
“Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. There was no material impact to the Company’s consolidated financial statements for the period ended September 30, 2021 as a result of adopting this standard update. The Company has completed negotiations to transform the facility base rate of its securitization program and is continuing to evaluate the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities. However, it is not expected to have a material impact on the consolidated financial results of operations, financial position or cash flows.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
MODAG
In October 2021, Teva

announced a license agreement with MODAG GmbH (“Modag”), that will provide Teva an exclusive global license to develop, manufacture and commercialize Modag’s lead compound anle138b and a related compound (sery433). The agreement is subject to regulatory approval. Anle138b was initially developed for the treatment of Multiple System Atrophy (MSA) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial is currently being completed. Teva will make
an upfront payment subject to regulatory approval and Modag may be eligible for future development milestone payments, totaling an
aggregate amount of
 up

to
$80 million, as well as future commercial milestones and royalties
.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira
®
. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva paid an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021 that were recorded as R&D expenses. Additional development and commercial milestone payments of up to $450 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. In March 2021, Abbvie sued Alvotech for allegedly misappropriating confidential information relating to Humira
®
. In October 2021, the federal court dismissed the lawsuit for lack of jurisdiction. In addition, there is pending patent litigation between Abbvie and
Alvotech related to Alvotech’s proposed biosimilar to Humira
®
.
Eli Lilly and Alder BioPharmaceuticals
In December 2018, Teva entered into an agreement with Eli Lilly resolving the European Patent Office opposition they had filed against Teva’s AJOVY
®
patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom
.
On January 8, 2018, Teva signed a global license agreement with Alder BioPharmaceuticals (“Alder”). The agreement validates Teva’s intellectual property and resolves Alder’s opposition to Teva’s European patent with respect to anti-calcitonin gene-related peptide (CGRP) antibodies, including the withdrawal of Alder’s appeal before the European Patent Office. Under the terms of the agreement, Alder received a non-exclusive
license to Teva’s anti-CGRP antibodies patent portfolio to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan. Teva received a
$25 million upfront payment that was recognized as revenue during the first quarter of 2018, and a $25 million milestone payment in March 2020 that was recognized as revenue in the first quarter of 2020. The agreement stipulates additional development and commercial milestone payments to Teva of up to $150 million, as well as future royalties.

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

Otsuka
On May 12, 2017, Teva entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”), providing Otsuka with an exclusive license to conduct phase 2 and 3 clinical trials for AJOVY in Japan and, if approved, to commercialize the product in Japan. Otsuka paid Teva an upfront payment of $50 million in consideration for the transaction. Results for these trials were received in January 2020 indicating that primary and secondary endpoints were achieved and that no clinically significant adverse events were observed in subjects. In the third quarter of 2020, Otsuka submitted an application to obtain manufacturing and marketing approval for AJOVY in Japan and, as a result, paid Teva a milestone payment of $15 million, which was recognized as revenue in the third quarter of 2020. AJOVY was approved in Japan in June 2021 and launched on August 30, 2021. As a result of the launch, Otsuka paid Teva a milestone payment of $35 million, which was recognized as revenue in the third quarter of 2021. Teva may receive additional milestone payments upon achievement of certain revenue targets. Otsuka will also pay Teva royalties on AJOVY sales in Japan.
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
MedinCell
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long acting injectable products. The lead product candidate selected was risperidone LAI
(TV-46000)
suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the new drug application (“NDA”) for risperidone LAI, based on phase 3 data from two pivotal studies. Teva leads the clinical development and regulatory process and is responsible for commercialization of this product candidate. MedinCell may be eligible for development milestones, and future commercial milestones of up to $112 million in respect of risperidone LAI. Teva will also pay MedinCell royalties on net sales
.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Held For Sale:
Certain assets of Teva’s business venture in Japan
Teva operates its business in Japan, which was part of Teva’s International Market segment, through a business venture with The Takeda Pharmaceutical Company Limited (“Takeda”), in which Teva own
s
 a 51% stake and Takeda owns the remaining 49%.
In July 2020, Teva and Takeda entered into a purchase agreement with
Nichi-Iko
to sell the majority of the business venture’s generic and operational assets. This transaction was completed on February 1, 2021. The business venture retains its specialty portfolio and other selected generic molecules, pipeline assets authorized generics and long listed products (LLPs).
Until the closing date Teva accounted for the business venture assets and liabilities that were sold, as held for sale and determined that the fair value less cost of sale did not exceed the carrying value, resulting in an impairment charge of $247 million in other assets impairments, restructuring and other items recognized in 2020 and in the first quarter of 2021.
General
Assets held for sale as of September 30, 2021 include certain manufacturing assets that are expected to be sold within the next year. Assets held for sale as of December 31, 2020 included the Teva-Takeda business venture assets sold during the first quarter of 2021, certain OTC assets sold during the second quarter of 2021 and other manufacturing assets.
The table below summarizes all Teva assets included as held for sale as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

	(U.S. $ in millions)
Inventories	7	146
Property, plant and equipment, net and others	32	312
Goodwill	13	27
Adjustments of assets held for sale to fair value	(27)	(296)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$25	$189

1
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended September 30, 2021
	North America	Europe	International Markets	Other activities	Total

	(U.S. $ in millions)
Sale of goods	1,487	1,197	495	160	3,340
Licensing arrangements	22	11	4	1	38
Distribution	363	§	15	—	378
Other	2	11	15	102	130

	$1,875	$1,220	$530	$262	$3,887

§ Represents an amount less than $1 million.

	Three months ended September 30, 2020
	North America	Europe	International Markets	Other activities	Total

	(U.S. $ in millions)
Sale of goods	1,660	1,116	478	173	3,427
Licensing arrangements	17	7	2	1	27
Distribution	341	§	9	—	350
Other	(1)	(8)	41	142	174

	$2,017	$1,116	$529	$316	$3,978

	Nine months ended September 30, 2021
	North America	Europe	International Markets	Other activities	Total

	(U.S. $ in millions)
Sale of goods	4,776	3,560	1,397	534	10,268
Licensing arrangements	62	32	9	3	106
Distribution	968	§	49	—	1,018
Other	§	25	50	312	387

	$5,807	$3,618	$1,505	$849	11,778

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
SR&A to U.S. customers comprised approximately 76% of the Company’s total SR&A as of September 30, 2021, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the nine months ended September 30, 2021 and 2020 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S. $ in millions)
Balance at December 31, 2020	$80	$2,054	$828	$1,108	$686	$148	$4,824	$4,904
Provisions related to sales made in current year	285	3,060	617	5,949	207	246	10,079	10,364
Provisions related to sales made in prior periods	(5)	(94)	(46)	(31)	(53)	(25)	(249)	(254)
Credits and payments	(293)	(3,286)	(595)	(5,983)	(265)	(247)	(10,376)	(10,669)
Translation differences	—	(22)	(5)	(4)	(4)	(2)	(37)	(37)

Balance at September 30, 2021	$67	1,712	$799	$1,039	$571	$120	$4,241	$4,308

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Note
s
 to Consolidated Financial Statements
(Unaudited)

	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total

	(U.S.$ in millions)
Balance at December 31, 2019	$87	$2,895	$1,109	$1,342	$637	$176	$6,159	$6,246
Provisions related to sales made in current year	285	3,649	566	6,268	299	55	10,837	11,122
Provisions related to sales made in prior periods	—	(192)	(116)	(33)	(11)	2	(350)	(350)
Credits and payments	(298)	(4,224)	(650)	(6,418)	(289)	(79)	(11,660)	(11,958)
Translation differences	—	10	4	2	—	(4)	12	12

Balance at September 30, 2020	$74	$2,138	$913	$1,161	$636	$150	$4,998	$5,072

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	September 30, 2021	December 31, 2020

	(U.S. $ in millions)
Finished products	$2,089	$2,378
Raw and packaging materials	1,285	1,231
Products in process	631	605
Materials in transit and payments on account	161	189

Total	$4,167	$4,403

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020	2021	2020

	(U.S. $ in millions)
Product rights	$19,034	$19,650	$12,234	$12,094	$6,800	$7,556
Trade names	635	621	226	165	409	456
In process research and development	623	911	—	—	623	911

Total	$20,292	$21,182	$12,460	$12,259	$7,832	$8,923

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various therapeutic categories from various acquisitions with a weighted average life of approximately 10 years.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Amortization of intangible assets was $199 million and $251 million in the three months ended September 30, 2021 and 2020, respectively.
Amortization of intangible assets was $613 million and $758 million in the nine months ended September 30, 2021 and 2020, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of various generic products from the Actavis Generics acquisition of $589 million. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
In the first nine months of 2021, Teva reclassified $162 million of products from IPR&D to product rights, of which $123 million were reclassified in connection with lenalidomide (generic equivalent of Revlimid
®
).
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended September 30, 2021 and 2020, were $21 million and $509 million, respectively.
Impairments in the third quarter of 2020 consisted of:

(a)
IPR&D assets of $360 million, mainly due to: (i) $262 million related to lenalidomide (generic equivalent of Revlimid
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

Impairments of long-lived intangible assets for the nine months ended September 30, 2021 and 2020, were $295 million and $1,278 million, respectively.
Impairments in the first nine months of 2021 consisted of:

(a)
Identifiable product rights and trade names of

$
209 million due to: (i) $30 million related to lenalidomide (generic equivalent of Revlimid
®
), resulting from modified competition assumptions as a result of settlements between the innovator and other generic filers, and (ii) $
179 million, mainly related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States; and

(b)
IPR&D assets of $86 million, mainly due to
generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States.

Impairments in the first nine months of 2020 consisted of:

(a)
IPR&D assets of $708 million, mainly due to: (i) $262 million related to lenalidomide (generic equivalent of Revlimid
®
) due to modified competition assumptions as a result of settlements between the innovator and other generic filers; (ii) $211 million related to AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States following clinical trial results, received in February 2020,which failed to meet their primary endpoints; and (iii) $213 million related to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States; and

(b)
Identifiable product rights of $570 million, mainly due to: (i) $271 million related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States; (ii) $165 million in Japan in connection with ongoing regulatory pricing reductions and generic competition; and (iii) $110 million related to a change in the assumptions regarding competition for the expected relaunch of metformin tablets.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
The fair value measurement of the impaired intangible assets in the first nine months of 2021 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 7.25% to 10%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.
NOTE 6 – Goodwill:
The changes in the carrying amount of goodwill for the period ended September 30, 2021 were as follows:

	North America	Europe	International Markets	Other	Total

	(U.S. $ in millions)
Balance as of December 31, 2020 (1)	$6,473	$9,102	$2,362	$2,687	$20,624
Changes during the period:
Goodwill reclassified as assets held for sale		(7)		(6)	(13)
Translation differences	—	(388)	(44)		(432)

Balance as of September 30, 2021 (1)	$6,473	$8,707	$2,318	$2,681	$20,179

(1)	Accumulated goodwill impairment as of September 30, 2021 and December 31, 2020 was approximately $25.6 billion.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Third Quarter Developments
During the third quarter of 2021, management assessed developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount.

Based on this assessment, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying value as of September 30, 2021 and, therefore, no quantitative assessment was performed. Changes to Teva’s current assessment regarding the impact of the
COVID-19
pandemic on its projections and its long
-
term forecast related to AUSTEDO could result in future impairments.
NOTE 7 – Debt obligations:
a. Short-term debt:

			September 30 ,	December 31,
	Weighted average interest rate as of September 30, 2021	Maturity	2021	2020

			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	514
Revolving Credit Facility(1)	LIBOR+1.75%		300	—
Current maturities of long-term liabilities			2,386	2,674

Total short-term debt			$2,709	$3,188

(1)	As of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the RCF.
Convertible senior debentures
The principal amount of T
e
va’s 0.25% convertible senior debentures due 2026 was $23 million as of September 30, 2021 and $514 million as of December 31, 2020. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt. Holders of the convertible senior debentures exercised their optional repurchase right and redeemed $491 million of the convertible senior debentures on February 1, 2021, which was the date to exercise this right.
b. Long-term debt:

	Weighted average interest rate as of September 30, 2021	Maturity	September 30, 2021	December 31, 2020

			(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	1,735	1,839
Senior notes EUR 1,300 million	1.25%	2023	1,505	1,595
Senior notes EUR 1,000 million	6.00%	2025	1,160	1,230
Senior notes EUR 900 million	4.50%	2025	1,044	1,107
Senior notes EUR 750 million	1.63%	2028	864	916
Senior notes EUR 700 million	3.25%	2022	812	861
Senior notes EUR 700 million	1.88%	2027	810	860
Senior notes USD 3,500 million	3.15%	2026	3,495	3,495
Senior notes USD 1,475 million (1)	2.20%	2021	—	1,472
Senior notes USD 3,000 million	2.80%	2023	2,997	2,996
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Senior notes USD 844 million	2.95%	2022	851	853
Senior notes USD 789 million	6.15%	2036	783	783
Senior notes USD 613 million	3.65%	2021	614	616
Senior notes USD 588 million	3.65%	2021	586	586
Senior notes CHF 350 million	0.50%	2022	374	397
Senior notes CHF 350 million	1.00%	2025	375	398

Total senior notes			23,491	25,490
Other long-term debt	1.23%	2026	2	1
Less current maturities			(2,386)	(2,674)
Less debt issuance costs			(69)	(86)

Total senior notes and loans			$21,037	$22,731

(1)	In July 2021, Teva repaid $1,475 million of its 2.2% senior notes at maturity.
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to p
a
yment of all principal, interest, discount and additional amounts, if any.
Long-term debt as of September 30, 2021 is effectively denominated in the following currencies: 64% in U.S. dollar, 34% in euro and 2% in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $2.3 billion unsecured syndicated revolving credit facility entered into in April 2019 (“RCF”).
The RCF agreement provides for two separate tranches, a $1.15 billion tranche A and a $1.15 billion tranche B. Tranche A h
a
d a maturity date of April 8, 2022, of which an amount of $1.065 billion was extended twice, initially to April 8, 2023 and then to April 8, 2024. Tranche B has a maturity date of April 8, 2024. Loans and letters of credit will be available from time to time under each tranche for Teva’s general corporate purposes.
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit is 5.00x in the third and fourth quarters of 2021, gradually declines to 4.50x in the first and second quarters of 2022, and continues to gradually decline over the remaining term of the RCF to 3.50x in the first quarter of 2023.
The RCF can be used for general corporate purposes, including repaying existing debt. As of September 30, 2021
, $300 million was outstanding under the RCF. As

of the date of this Quarterly Report on Form
10-Q,
no amounts were
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 – Derivative instruments and hedging activities:
a. Foreign exchange risk management:
In the first nine months of 2021, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
c. Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Not designated as hedging instruments
	September 30, 2021	December 31, 2020

Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$45	$24
Liability derivatives:
Other current liabilities:
Option and forward contracts	(23)	(79)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)

	Three months ended,		Three months ended,
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Reported under	(U.S. $ in millions)

Line items in which effects of hedges are recorded	$241	$117	$(187)	$79
Cross-currency swaps—net investment hedge (1)	—	—	—	—

	Financial expenses, net		Other comprehensive income (loss)
	Nine months ended,		Nine months ended,

	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$805	$565	$(302)	$(302)
Cross-currency swaps—net investment hedge (1)	—	(2)	—	(21)
The table below provides information regarding the loc
a
tion and amount of
pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues

	Three months ended,		Three months ended,

	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$241	$117	$(3,887)	$(3,978)
Option and forward contracts (2)	(9)	40	—	—
Option and forward contracts economic hedge (3)	—	—	(16)	3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Financial expenses, net		Net revenues
	Nine months ended,		Nine months ended,
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$805	$565	$(11,778)	$(12,206)
Option and forward contracts (2)	(51)	78	—	—
Option and forward contracts economic hedge (3)	—	—	(29)	(37)

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, the Swiss franc, the Japanese yen, the British pound, the Russian ruble, the Canadian dollar and some other currencies to protect its projected operating results for 2021 and 2022. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In 2020, Teva recognized a loss of $27 million in relation with the 2021 hedging program Teva entered into in the second half of 2020. In the first nine months of 2021, the positive impact from these derivatives recognized under revenues was $29 million, of which $6 million relate to 2022 operating results. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

d. Amortizations d
u
e to terminated derivative instruments:
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
With respect to these forward starting interest rate swaps and treasury lock agreements, losses of $8 million were recognized under financial expenses, net for each of the three months ended September 30, 2021 and 2020, respectively, and losses of $24 million and $23 million
 were recognized under financial expenses, net for

the nine months ended September 30, 2021 and 2020, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
With respect to the interest rate swap and cross-currency swap agreements, gains of $1 million were recognized under financial expenses, net for each of the three months ended September 30, 2021 and 2020, respectively, and gains of $2 million and $3 million were recognized under financial expenses, net for the nine months ended September 30, 2021 and 2020, respectively.
NOTE 9 – Legal settlements and loss contingencies:
In the third quarter of 2021, Teva recorded an expense of $3 million in legal settlements and loss contingencies, compared to $21 million in the third quarter of 2020.

The expense in the third quarter of 2020 was mainly due to settling, in part, antitrust claims challenging a patent settlement agreement, partially offset by proceeds received following a settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics).
In the third quarter of 2021, Teva
also recorded a liability and an offsetting insurance receivable related to mediation discussed in note 10, for which there was no net impact to litigation expenses.

In the first nine months of 2021, Teva recorded an expense of $113 million in legal settlements and loss contingencies, compared to

$10 million in the first nine months of 2020. The expense in the first nine months of 2021 was mainly due to the provision for the carvedilol patent litigation (see note 10). The expense in the first nine months of 2020 was mainly related to an increase of a reserve for certain legal expenses and settlement contributions related to product liability claims in the United States and partially settling antitrust claims challenging a patent settlement agreement, partially offset by proceeds received following a settlement of the FCPA derivative proceedings in Israel and settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics).
As of September 30, 2021 and December 31, 2020, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $2,009 million and $1,625 million, respectively.
NOTE 10 – Commitments and contingencies:
General
From time to time, Teva and/or its subsidiaries are subject to claims for damages and/or equitable relief arising in the ordinary course of business. In addition, as described below, in large part as a result of the nature of its business, Teva is frequently subject to litigation. Teva generally believes that it has meritorious defenses to the actions brought against it and vigorously pursues the defense or settlement of each such action
.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of counsel, no provisions have been made regarding the matters disclosed in this note, except as noted below. Litigation outcomes and contingencies are unpredictable, and excessive verdicts can occur. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions. Teva continuously reviews the matters described below and may, from time to time, remove previously disclosed matters where the exposures were fully resolved in the prior year, or determined to no longer meet the materiality threshold for disclosure, or were substantially resolved.
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
In July 2014, GlaxoSmithKline (“GSK”) sued Teva in Delaware federal court for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury trial was held and the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre-
or post-judgment interest or a multiplier for willfulness. Thereafter, the judge overturned the jury verdict, finding no induced infringement by Teva and that Teva did not owe any damages. On August 5, 2021, the Court of Appeals for the
Federal

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Circuit issued a
two-to-one
decision reinstating the $235.5 million verdict and finding Teva liable for patent infringement.

On October 7, 2021, Teva filed a petition for
en banc
review with the Court of Appeals for the Federal Circuit. If further appeals are decided against Teva, the case would be remanded to the district court for it to consider Teva’s other legal and equitable defenses that have not yet been considered by the district court. In the first quarter of 2021, Teva recognized a provision based on its offer to settle such matter.
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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan are allegedly found in the active pharmaceutical ingredient (API) supplied by multiple API manufacturers. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts against Teva and numerous other manufacturers. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. Teva is not named in complaints with respect to irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring class claims. Defendants’ motions to dismiss in the valsartan, losartan and irbesartan MDL were denied in part and granted in part. Plaintiffs have moved to file amended complaints, which defendants have opposed. In the ranitidine MDL, the generics manufacturers’ motions to dismiss have been granted, although certain plaintiffs have appeals pending. Teva, as well as other generic manufacturers, was also recently named in several state court actions asserting allegations similar to those in the ranitidine MDL. In addition to these MDLs, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. The defendants’ motion to dismiss the metformin complaint was granted, and on June 21, 2021, plaintiffs filed an amended complaint. Defendants’ motion to dismiss the amended metformin complaint is pending. Teva has also been named in one personal injury metformin case filed in Florida state court, which has been removed to federal court. Similar lawsuits are pending in Canada and Germany.
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
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005, to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. In August 2019, the district court certified the direct-purchaser class, but in June 2020, the court denied the indirect purchasers’ motion for class certification without prejudice. On September 4, 2020, the indirect purchasers filed a renewed motion for class certification, which was subsequently denied with prejudice by the district court and is now on appeal before the Court of Appeals for the Third Circuit. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, which has since been amended, alleging violations of state law. Defendants moved to strike the District Attorney’s claims for restitution and civil penalties to the extent not limited to alleged activity occurring in Orange County. The Superior Court denied that motion. The Court of Appeals subsequently reversed the decision and in June 2020, the Califo
r
nia Supreme Court reversed the Court of Appeals’ decision, allowing the District Attorney’s claims to proceed. Annual sales of Niaspan
®
were approximately $416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
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
In February 2021, the State of New Mexico filed a lawsuit against Teva and certain other defendants related to various medicines used to treat HIV. In September and October 2021, several retailers and a health insurance provider filed similar claims in federal court in the Northern District of California and in the District of Minnesota. As they relate to Teva, the lawsuits challenge settlement agreements Teva entered into with Gilead in 2013 and 2014 to resolve patent litigation relating to Teva’s generic versions of Viread
®
, Truvada
®
, and Atripla
®
. Plaintiffs allege that the settlements contain improper reverse payments that delayed the availability of Teva’s generic products, in violation of the federal antitrust laws and state law. The claims against Teva in these matters are in preliminary stages. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately
 $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.
In August 2021, a plaintiff filed a putative class action suit in the United States District Court for the Eastern District of Pennsylvania against Takeda and several generic manufacturers
, including Watson and Teva, alleging violations of the antitrust laws in connection with their settlement of patent litigation involving colchicine tablets (generic Colcrys
®
), entered into in January 2016. Plaintiff claims that the settlement was part of a horizontal conspiracy among Takeda and the generic manufacturers to unlawfully restrict output of colchicine by delaying generic entry. Defendants intend to move to dismiss the complaint for failure to state a claim. Annual sales of Colcrys
®
in the United States were approximately $187 million at the time of the settlement.
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
Gel, and Ointment), Warfarin, Nadolol, Temozolomide, and Tobramycin. On September 8, 2020, Teva USA pled not guilty to all counts. A tentative trial date is yet to be scheduled. While the Company is unable to estimate a range of loss at this time, a conviction on these criminal charges could have a material adverse impact on the Company’s business, including monetary penalties and debarment from federally funded health care programs.
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
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products. On June 10, 2020, most, but not all, of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the District of Connecticut naming, among other defendants, Actavis, but not Teva USA, in a similar complaint relating to dermatological generics products. On September 9, 2021, the states’ attorneys general amended their third complaint to, among other things, add California as a plaintiff. In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 amended complaint, referenced above, along with certain complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. Teva moved the court to reconsider that ruling. On February 9, 2021, Teva’s motion to reconsider that ruling was granted, and on May 7, 2021, the Court chose the attorneys’ general third complaint filed on June 10, 2020 and subsequently amended to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. In June 2021, Teva settled with the State of Mississippi for $925,000, and the State dismissed its claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA, pursuant to that settlement.
Beginning on March 2, 2016, and continuing through December 2020, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, pending as of that date, and on February 15, 2019, the court

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, and again on May 6, 2020, certain individual plaintiffs commenced a civil action in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaint has been filed in either action and, both cases have been placed in deferred status. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been, or are in the process of being transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The action is in its early stages.

In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Subsequently, in August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law. It is alleged that Teva caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients. An adverse judgment may involve damages, civil penalties and injunctive remedies. On October 19, 2020, Teva filed a motion to dismiss the complaint on the grounds that it fails to state a claim. On September 10, 2021, the Court granted Teva’s motion to dismiss the unjust enrichment claim and denied the remainder of the motion. On October 15, 2021, Teva filed an answer to the complaint. The proceeding is in early stages. Additionally, on January 8, 2021, Humana, Inc. filed an action against Teva in the United States District Court for the Middle District of Florida based on the allegations raised in the August 2020 complaint filed by the U.S. Attorney’s Office in Boston. On April 2, 2021, Teva filed a motion to dismiss the claims on the grounds that the claims are time-barred and/or insufficiently pled, and that motion remains pending.
In April 2021, a city and county in Washington sued Teva in the United States District Court for the Western District of Washington for alleged violations of the Racketeer Influenced and Corrupt Organizations Act, Washington’s Consumer Protection Act, and unjust enrichment concerning Teva’s sale of COPAXONE. Plaintiffs purport to represent a nationwide class of health plans and a subclass of Washington-based health plans that purchased and/or reimbursed health plan members for COPAXONE. Plaintiffs allege that Teva engaged in several fraudulent schemes that resulted in plaintiffs and the putative class members purchasing and/or reimbursing plan members for additional prescriptions of COPAXONE and/or at inflated COPAXONE prices. Plaintiffs seek treble damages for the excess reimbursements and inflated costs, as well as injunctive relief. On September 28, 2021, plaintiffs filed an amended complaint, which Teva plans to move to dismiss.
On June 29, 2021, Mylan Pharmaceuticals sued Teva in District Court for the District of New Jersey for alleged violations of the Lanham Act, unfair competition, monopolization, tortious interference, and trade libel. Plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, treble damages, attorneys’ fees and costs, and injunctive relief. The proceeding is in preliminary stages.
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
®
and FENTORA
®
. The complaints also assert claims related to Teva’s generic opioid products. In addition, over 950 personal injury plaintiffs,

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

including various putative class actions of individuals, have asserted personal injury and wrongful death claims in over 600 complaints, nearly all of which are consolidated in the MDL Opioid Proceeding. Furthermore, approximately 700 non-personal
injury complaints and approximately 100 personal injury complaints have named Anda, Inc. (and other distributors and manufacturers) alleging that Anda failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the abuse and diversion of such products to individuals who used them for other than legitimate medical purposes. Plaintiffs seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. Certain plaintiffs assert that the measure of damages is the entirety of the costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages. The individual personal injury plaintiffs further seek non-economic
damages. In many of these cases, plaintiffs are seeking joint and several damages among all defendants.
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
Additionally, on October 21, 2019, Teva reached a settlement with the two plaintiffs in the MDL Opioid Proceeding that was scheduled for trial for the Track One case, Cuyahoga and Summit Counties of Ohio. Under the terms of the settlement, Teva agreed to provide the two counties with opioid treatment medication, buprenorphine naloxone (sublingual tablets), known by the brand name Suboxone
®
, with a value of $25 million at wholesale acquisition cost and distributed over three years to help in the care and treatment of people suffering from addiction, and a cash payment in the amount of $20 million, which has been paid.
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
On September 28, 2021, Teva reached an agreement with the Attorney General of Louisiana that settles the state’s opioid-related claims. The agreement is contingent on confirmation from the state by November 2, 2021 that all political subdivisions of Louisiana will release Teva as part of the settlement. Under the terms of the settlement, Teva will pay Louisiana $15 million over an
18-year
period and will provide an additional donation of buprenorphine naloxone (sublingual tablets) valued at $3 million (wholesale acquisition cost).

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
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff in that action filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. The amended complaint seeks unspecified damages, legal fees, interest, and costs. In July 2017, August 2017, and June 2019, other putative securities class actions were filed in other federal courts based on similar allegations, and those cases have been transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and September 2021,
twenty-two
complaints were filed against Teva and certain of its current and former officers and directors seeking unspecified compensatory damages, legal fees, costs and expenses. The similar claims in these complaints have been brought on behalf of plaintiffs, in various forums across the country, who have indicated that they intend to
“opt-out”
of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. Pursuant to that consolidation order, plaintiffs in several of the
“opt-out”
cases filed amended complaints on May 28, 2020. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. Those
“opt-out”
plaintiffs moved for reconsideration, which was denied on March 30, 2021. On May 24, 2021, Teva moved to dismiss a majority of the
“opt-out”
complaints on various other grounds. The Ontario Teachers Securities Litigation plaintiffs’ Motion for Class Certification and Appointment of Class Representatives and Class Counsel was granted on March 9, 2021, to which Teva’s appeal was denied. Summary judgment and
Daubert
motions are currently scheduled to be filed in the Ontario Teachers Securities Litigation in November 2021. The Company is in mediation related to this matter and has recorded a liability in the third quarter of 2021 based upon an offer to settle the class litigation. Accordingly, an insurance receivable in the same amount was recorded. A settlement is subject to alignment with the insurance carriers. There was no net impact to litigation expenses. Motions to approve securities class actions were also filed in the Tel Aviv District Court in Israel with similar allegations to those made in the Ontario Teachers Securities Litigation.

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
The complaint, purportedly filed on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020, alleges that Teva and certain of its former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the above referenced August 2020 False Claims Act complaint filed by the DOJ. On March 26, 2021, the Court appointed lead plaintiff and lead counsel. On May 25, 2021, lead plaintiff filed an amended class action complaint, which named four additional former and current officers as defendants. On August 10, 2021, lead plaintiff moved to strike certain allegations from its amended complaint and to file a corrected amended complaint, which the court granted that same day. The corrected amended complaint seeks unspecified damages and legal fees. On August 23, 2021, Teva moved to dismiss the corrected amended complaint, and that motion remains pending. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The Company disputed certain of the findings and the amount of the penalty and filed an appeal before the Supreme Court of India. On August 5, 2021, the Supreme Court of India admitted the appeal for hearing and granted an interim unconditional stay on the National Green Tribunal’s order. The Company does not believe that the eventual outcome of such matter will have a material effect on its business.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 – Income taxes:
In the third quarter of 2021, Teva recognized a tax expense of $76 million, on pre-tax

income of $382 million. In the third quarter of 2020, Teva recognized a tax expense of $16 million, on pre-tax
loss of $4,459
million. Teva’s tax rate for the third quarter of 2021 was mainly affected by amortization and interest expense disallowance.
In the first nine months of 2021, Teva recognized a tax expense of $235 million, on pre-tax
income of $833 million. In the first nine months of 2020, Teva recognized a tax benefit of $147 million, on pre-tax
loss of $4,543 million. Teva’s tax rate for the first nine months of 2021 was mainly affected by amortization,

impairments,
legal settlements and interest expense disallowance.
The statutory Israeli corporate tax rate is 23% in 2021. Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax be
n
efits in Israel and other countries, as well as infrequent or non-recurring
items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is scheduled to begin on October 29, 2021. A final and binding decision against Teva in this case may lead to an asset write off of
$141 million.
The Israeli tax authorities issued tax assessment decrees for 2008-2012 and 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2012 and 2013-2016 decrees before the Central District Court in Israel. The Company believes it has adequately provided for these items, however, adverse results could b
e
 material.
NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$26	$56	$106	$408
Contingent consideration	9	(179)	(7)	(96)
Restructuring	28	9	96	82
Other	(1)	15	32	10

Total	$62	$(98)	$227	$404

(1)	Including impairments related to exit and disposal activities
Impairments
Impairments of tangible assets for the three months ended September 30, 2021 and 2020 were $26 million and $56 million, respectively. The impairment for the three months ended September 30, 2021 was mainly related to certain assets in North America. The impairment for the three months ended September 30, 2020 was mainly related to the intention to sell certain assets in Teva’s International Markets and Europe segments.
Impairments of tangible assets for the nine months ended September 30, 2021 and 2020 were $106 million and $408 million, respectively. The impairment for the nine months ended September 30, 2021 was mainly related to certain assets in the Europe and North America segments. The impairment for the nine months ended September 30, 2020 was mainly related to the intention to sell certain assets from Teva’s business venture in Japan and plant rationalization. See note 2.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Contingent consideration
In the three months ended September 30, 2021, Teva recorded an expense of $9 million for contingent consideration, compared to an income of $179 million in the three months ended September 30, 2020. The expense in the third quarter of 2021 was mainly related to a change in the estimated future royalty payments to Eagle Pharmaceuticals, Inc. (“Eagle”) in connection with expected future bendamustine sales. The income in the third quarter of 2020 was mainly related to a change in the future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition.
In the nine months ended September 30, 2021, Teva recorded income of $7 million for contingent consideration, compared to income of $96
million in the nine months ended September 30, 2020. The income in the first nine months of 2021 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition, partially offset by the change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. The income in the first nine months of 2020 was mainly related to a change in the future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the A
c
tavis Generics acquisition, partially offset by the change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales.
Restructuring
In the three m
o
nths ended September 30, 2021, Teva recorded $
28
 million of restructuring expenses, compared to $
9
 million of restructuring expenses in the three months ended September 30, 2020. The expenses for the three months ended September 30, 2021 were primarily related to network consolidation activities and residual expenses of the restructuring plan announced in 2017.
In the nine months ended September 30, 2021, Teva recorded $96 million of restructuring expenses, compared to $82 million in the nine months ended September 30, 2020. The expenses for the nine months ended September 30, 2021 and September 30, 2020
were primarily related to network consolidation activities and residual expenses of the restructuring plan announced in 2017.
The following tables provide the components of costs associated with T
e
va’s restructuring plan, including other costs associated with Teva’s restructuring plan and recorded under different items:

	Three months ended September 30,
	2021	2020

	(U.S. $ in millions)
Restructuring
Employee termination	$24	$3
Other	4	7

Total	$28	$9

	Nine months ended September 30,
	2021	2020

	(U.S. $ in millions)
Restructuring
Employee termination	$84	$39
Other	12	43

Total	$96	$82

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total

	(U.S. $ in millions )
Balance as of January 1, 2021	$(115)	$(7)	$(122)
Provision	(84)	(12)	(96)
Utilization and other*	78	12	90

Balance as of September 30, 2021	$(121)	$(7)	$(128)

	Employee termination costs	Other	Total

	(U.S. $ in millions )
Balance as of January 1, 2020	$(208)	$(7)	$(215)
Provision	(39)	(43)	(82)
Utilization and other*	145	43	188

Balance as of September 30, 2020	$(102)	$(7)	$(109)

*	Includes adjustments for foreign currency translation.
Significant regulatory and other events
In July 2018, the FDA completed an inspection of Teva’s manufacturing plant in Davie, Florida in the United States, and issued a Form
FDA-483
to the site. In October 2018, the FDA notified Teva that the inspection of the site had been classified as “official action indicated” (“OAI”), and on February 5, 2019, Teva received a warning letter from the FDA that contained four additional enumerated concerns related to production, quality control and investigations at this site. Since the inspection, Teva has been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (CGMP) requirements as quickly and as thoroughly as possible. FDA follow up inspections occurred in January 2020 and in May 2021. In an official “Warning Letter Closeout Letter” dated September 1, 2021, FDA notified Teva that FDA had completed its evaluation of Teva’s corrective actions, and it appeared that Teva had adequately addressed the warning letter.
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
In the second quarter of 2020, Teva’s operations in its manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. During the second half of 2020, Teva completed partial remediation of this issue and restarted limited supply from its Goa facilities. The site experienced some additional delays in the first quarter of 2021 due to labor related issues, but the situation stabilized during the second quarter of 2021. The impact to Teva’s financial results for the nine months ended September 30, 2021 was immaterial, however, if the full remediation takes longer than expected there may be further loss of sales, customer penalties or impairments to related assets.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In June 2021, the Company temporarily paused manufacturing at its Irvine, California facility in the United States, and suspended release of product from the facility pending completion of an open manufacturing investigation. In July 2021, the FDA initiated an establishment inspection at the facility. During the period from February 2021 through July 2021, the Company voluntarily initiated recalls of specific lots of multiple products from the facility. On August 18, 2021, the Company issued field alert reports to FDA for products manufactured at the Irvine facility and put Irvine manufactured product in Teva’s distribution center on hold. On August 20, 2021, the FDA completed its inspection and issued a Form
FDA-483
to the Irvine facility with ten observations. Teva has been working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (CGMP) requirements as quickly and as thoroughly as possible. In addition, Teva is in discussions with the FDA Drug Shortage Staff (DSS) and FDA Office of Manufacturing Quality (OMQ) in an effort to allow for the distribution and re-start
of manufacturing of certain medically necessary products to minimize the impact on patients. Suspension of manufacturing and distribution for an extended period or if Teva is unable to address additional inspection issues satisfactorily, could subject Teva to additional consequences. Teva has considered these developments and has recorded immaterial costs in its financial statements related to this matter. Teva will continue to assess potential financial implications, including due to loss of revenues, impairments, inventory write offs, customer pe
n
alties, idle capacity charges, costs of additional remediation and/or FDA enforcement actions.
NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net results attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”)) during the period, net of treasury shares.
In computing diluted earnings per share for the three months ended September 30, 2021, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the three months ended September 30, 2020, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
In computing diluted earnings per share for the nine months ended September 30, 2021, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted
loss
 per share for the nine months ended September 30, 2020, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Basic and diluted earnings per share were $0.26 for the three months ended September 30, 2021, compared to basic and diluted loss per share of $3.97 for the three months ended September 30, 2020.
Basic and diluted earnings per share were $0.52 for the nine months ended September 30, 2021, compared to basic and diluted loss per share of $3.78 for the nine months ended September 30, 2020.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive in
c
ome (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total

	(U.S. $ in millions)
Balance as of December 31, 2020, net of taxes	$(1,919)	$(363)	$(117)	$(2,399)

Other comprehensive income (loss) before reclassifications	(270)	—	—	(270)
Amounts reclassified to the statements of income	—	27	2	29

Net other comprehensive income (loss) before tax	(270)	27	2	(241)

Corresponding income tax	26	(6)	—	20

Net other comprehensive income (loss) after tax*	(244)	21	2	(221)

Balance as of September 30, 2021, net of taxes	$(2,163)	$(342)	$(115)	$(2,620)

*	Amounts do not include a $81 million loss from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total

	(U.S. $ in millions)
Balance as of December 31, 2019, net of taxes	$(1,794)	$(420)	$(98)	$(2,312)

Other comprehensive income (loss) before reclassifications	(418)	20	—	(398)
Amounts reclassified to the statements of income	—	26	—	26

Net other comprehensive income (loss) before tax	(418)	46	—	(372)

Corresponding income tax	41	—	—	41

Net other comprehensive income (loss) after tax*	(377)	46	—	(331)

Balance as of September 30, 2020, net of taxes	$(2,171)	$(374)	$(98)	$(2,643)

*	Amounts do not include a $29 million gain from foreign currency translation adjustments attributable to non-controlling interests.

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
a. Segment information:

	Three months ended September 30,
	2021
	North America	Europe	International Markets

	(U.S. $ in millions)
Revenues	$1,875	$1,220	$530
Gross profit	967	714	296
R&D expenses	146	55	16
S&M expenses	250	204	102
G&A expenses	121	64	29
Other income	(7)	(2)	(2)

Segment profit	$458	$394	$152

§ Represents an amount less than $1 million.

	Three months ended September 30,
	2020
	North America	Europe	International Markets

	(U.S. $ in millions)
Revenues	$2,017	$1,116	$529
Gross profit	1,056	637	275
R&D expenses	155	60	17
S&M expenses	250	200	101
G&A expenses	97	66	33
Other income	(5)	(1)	(1)

Segment profit	$560	$312	$125

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30,
	2021
	North America	Europe	International Markets

	(U.S. $ in millions)
Revenues	$5,807	$3,618	$1,505
Gross profit	3,081	2,063	826
R&D expenses	467	184	51
S&M expenses	734	628	303
G&A expenses	338	180	79
Other income	(14)	(3)	(5)

Segment profit	$1,556	$1,074	$398

	Nine months ended September 30,
	2020
	North America	Europe	International Markets

	(U.S. $ in millions)
Revenues	$6,146	$3,520	$1,582
Gross profit	3,208	2,009	828
R&D expenses	455	180	51
S&M expenses	755	590	312
G&A expenses	325	184	96
Other income	(9)	(3)	(10)

Segment profit	$1,682	$1,058	$378

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three and nine mo
n
ths ended September 30, 2021 and 2020:

.	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(U.S. $ in millions)		(U.S. $ in millions)
North America profit	$458	$560	$1,556	$1,682
Europe profit	394	312	1,074	1,058
International Markets prof i t	152	125	398	378

Total reportable segments profit	1,004	997	3,028	3,118
Profit of other activities	38	28	125	130

Total segments profit	1,042	1,025	3,153	3,248
Amounts not allocated to segments:
Amortization	199	251	613	758
Other assets impairments, restructuring and other items	62	(98)	227	404
Goodwill impairment	—	4,628	—	4,628
Intangible asset impairments	21	509	295	1,278
Legal settlements and loss contingencies	3	21	113	10
Other unallocated amounts	134	55	266	148

Consolidated operating income (loss)	623	(4,342)	1,638	(3,978)

Financial expenses, net	241	117	805	565

Consolidated income (loss) before income taxes	$382	$(4,459)	$833	$(4,543)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three and nine months ended September 30, 2021 and 2020:

North America	Three months ended September 30,
	2021	2020
	(U.S. $ in millions)
Generic products	$859	$928
AJOVY	46	35
AUSTEDO	201	168
BENDEKA ® /TREANDA ®	95	105
COPAXONE	133	236
ProAir ® *	31	50
Anda	363	341
Other	146	155

Total	$1,875	$2,017

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

North America	Nine months ended September 30,
	2021	2020
	(U.S. $ in millions)
Generic products	$2,864	$2,804
AJOVY	123	98
AUSTEDO	520	451
BENDEKA/TREANDA	292	313
COPAXONE	448	671
ProAir*	140	175
Anda	968	1,141
Other	451	493

Total	$5,807	$6,146

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Europe	Three months ended September 30,
	2021	2020

	(U.S. $ in millions)
Generic products	$895	$824
AJOVY	23	8
COPAXONE	95	101
Respiratory products	85	77
Other	122	106

Total	$1,220	$1,116

Europe	Nine months ended September 30,
	2021	2020

	(U.S. $ in millions)
Generic products	$2,637	$2,593
AJOVY	58	17
COPAXONE	296	294
Respiratory products	263	263
Other	364	352

Total	$3,618	$3,520

International markets	Three months ended September 30,
	2021	2020

	(U.S. $ in millions)
Generic products	$412	$429
AJOV Y	39	16
COPAXONE	10	14
Other	69	71

Total	$530	$529

International markets	Nine months ended September 30,
	2021	2020

	(U.S. $ in millions)
Generic products	$1,211	$1,304
AJOV Y	46	17
COPAXONE	29	38
Other	219	224

Total	$1,505	$1,582

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are classified in the tables below in one of the three categories of fair value levels:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$325	$—	$—	$325
Cash, deposits and other	1,720	—	—	1,720
Investment in securities:
Equity securities	18	—	—	18
Other, mainly debt securities	5	—	1	6
Derivatives:
Asset derivatives—options and forward contracts	—	45	—	45
Liability derivatives—options and forward contracts	—	(23)	—	(23)
Contingent consideration**	—	—	(187)	(187)

Total	$2,068	$22	$(186)	$1,904

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$367	$—	$—	$367
Cash, deposits and other	1,810	—	—	1,810
Investment in securities:
Equity securities*	25	259	—	284
Other, mainly debt securities	5	—	10	15
Derivatives:
Asset derivatives—options and forward contracts	—	24	—	24
Liability derivatives—options and forward contracts	—	(79)	—	(79)
Contingent consideration**	—	—	(268)	(268)

Total	$2,207	$204	$(258)	$2,153

*
During the first quarter of 2021, Teva’s shares in American Well Corporation (“American Well”) moved from a Level 2 measurement to a Level 1 measurement within the fair value hierarchy, since they were
 no longer subject to a sale restriction. As of September 30, 2021, Teva sold all of its holdings in American Well.

**	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
Teva determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor ranging from 90% to 100% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied ranged from 7.3% to 7.8%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 7.5%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020

	(U.S. $ in millions)
Fair value at the beginning of the period	$(258)	(448)
Transfer into Level 3- equity securities	—	179
Revaluation of equity securities	—	118
Redemption of debt securities	(9)	—
Revaluation of debt securities	—	(3)
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	21	161
Eagle transaction	(14)	(65)
Settlement of contingent consideration:
Eagle transaction	74	85

Fair value at the end of the period	$(186)	$27

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	September 30,	December 31,
	2021	2020

	(U.S. $ in millions)
Senior notes included under senior notes and loans	$21,018	$22,684
Senior notes and convertible senior debentures included under short-term debt	2,413	3,207

Total	$23,431	$25,891

*	The fair value was estimated based on quoted market prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During the third quarter of 2021, we have not experienced material delays in development, production and distribution of medicines or disruptions in our supply chains. The supply chain supporting our key products – specialty, generics and API – remains largely uninterrupted, with adequate product inventory across our network and redundancy plans in place to address potential shortfalls, if any. All our facilities that research, manufacture, order, pack, distribute and provide critical customer and patient services are currently functioning to meet demand for essential medicines for patients throughout the world.
We did not have and do not expect to have a material impact on our ongoing clinical research programs and product launches as a result of the
COVID-19
pandemic; however, during the third quarter of 2021, we have experienced minimal delays in clinical trials due to cessation or slow-downs of recruitment for patient studies and suspended regulatory inspections, raw material supply issues, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. We may experience further delays if the pandemic continues for an extended period of time. All of our new product launches have been risk-assessed based on upcoming manufacturing and regulatory inspections.
The long-term effects of the pandemic cannot be predicted at this time and would depend on the duration and severity of the pandemic and the restrictive measures put in place to control its impact. In the first quarter of 2020, we experienced increasing demand for certain medicines, as would be expected during a global crisis of this nature. We saw a compensating effect with lower demand for certain medicines during the second quarter of 2020 and continuing slightly lower demand due to less physician and hospital activity in certain regions and for certain medicines in the second half of 2020. During the first nine months of 2021, the
COVID-19
pandemic has continued to have an impact on markets and on customer stocking and purchasing patterns. Although no one can predict future demand for pharmaceutical products, market dynamics or the scope or duration of the financial and other challenges arising from the pandemic, it is possible that we will continue to see variable demand in future periods. While
COVID-19
continues to impact sales in certain markets and for certain products, we do not currently anticipate a material negative impact on our 2021 financial results due to the ongoing global pandemic.

Highlights
Significant highlights in the third quarter of 2021 included:

•
Revenues in the third quarter of 2021 were $3,887 million, a decrease of 2%, or 3% in local currency terms, compared to the third quarter of 2020. This decrease was mainly due to lower revenues in our North America segment, mainly due to COPAXONE and generic products, partially offset by higher revenues from generic and OTC products in our Europe segment, AJOVY and AUSTEDO. Revenues continued to be affected by the ongoing impact of the
COVID-19
pandemic on markets and on customer stocking and purchasing patterns.

•
Our North America segment generated revenues of $1,875 million and profit of $458 million in the third quarter of 2021. Revenues decreased by 7% compared to the third quarter of 2020, mainly due to a decrease in revenues from COPAXONE and generic products. Our North America segment has experienced some reductions in volume due to less physician and hospital activity during the
COVID-19
pandemic, but has also experienced increase in demand for certain products related to the treatment of
COVID-19
and its symptoms. In addition, the ability to promote certain specialty products has been impacted by less physician visits by patients and less physician interactions by our sales personnel. Profit decreased by 18% compared to the third quarter of 2020, mainly due to lower gross profit.

•
Our Europe segment generated revenues of $1,220 million and profit of $394 million in the third quarter of 2021. Revenues increased by 9%, or 6% in local currency terms, compared to the third quarter of 2020. This increase was mainly due to the impact the
COVID-19
pandemic had on markets and on customer stocking and purchasing patterns. Profit increased by 26%, mainly due to higher revenues.

•
Our International Markets segment generated revenues of $530 million and profit of $152 million in the third quarter of 2021. Revenues were flat in U.S. dollar terms, but increased by 1% in local currency terms, compared to the third quarter of 2020, mainly due to higher revenues in most markets and a milestone payment of $35 million from Otsuka related to the launch of AJOVY in Japan, partially offset by lower revenues in Japan resulting from the divestment of the majority of the generic and operational assets of our business venture in Japan, as well as regulatory price reductions and generic competition to off-patented
products. Revenues continued to be affected by the ongoing impact of the
COVID-19
pandemic on markets and on customer stocking and purchasing patterns. Profit increased by 22%, mainly due to higher gross profit.

•	Impairments of identifiable intangible assets were $21 million in the third quarter of 2021, compared to $509 million in the third quarter of 2020. See note 5 to our consolidated financial statements.

•	No goodwill impairment charges were recorded in the third quarter of 2021, compared to a goodwill impairment charge of $4,628 million in the third quarter of 2020.

•
We recorded other asset impairments, restructuring and other items expenses of $62 million in the third quarter of 2021, compared to income of $98 million in the third quarter of 2020. See note 12 to our consolidated financial statements.

•
Legal settlements and loss contingencies expenses were $3 million in the third quarter of 2021, compared to $21 million in the third quarter of 2020. See note 9 to our consolidated financial statements.

•
Operating income was $623 million in the third quarter of 2021, compared to a loss of $4,342 million in the third quarter of 2020. The operating loss in the third quarter of 2020 was mainly due to a goodwill impairment charge and higher intangible asset impairment charges.

•
Financial expenses were $241 million in the third quarter of 2021, compared to $117 million in the third quarter of 2020. Financial expenses in the third quarter of 2021 were mainly comprised of interest expenses of $232 million. Financial expenses in the third quarter of 2020 were mainly comprised of interest expenses of $241 million, partially offset by gains on revaluations of marketable securities of $124 million.

•
In the third quarter of 2021, we recognized a tax expense of $76 million, on pre-tax
income of $382 million. In the third quarter of 2020, we recognized a tax expense of $16 million, on pre-tax
loss of $4,459 million. Our tax rate for the third quarter of 2021 was mainly affected by amortization and interest expense disallowance.

•
Exchange rate movements during the third quarter of 2021, including hedging effects, positively impacted revenues by $42 million and operating income by $22 million, compared to the third quarter of 2020.

•
As of September 30, 2021, our debt was $23,746 million, compared to $25,132 million as of June 30, 2021. This decrease was mainly due to repayment of our $1,475 million 2.2% senior notes at maturity and exchange rate fluctuations, partially offset by $300 million borrowed under our revolving credit facility.

•
Cash flow generated from operating activities during the third quarter of 2021 was $529 million, compared to $307 million in the third quarter of 2020. The increase in the third quarter of 2021 was mainly due to favorable collection of payments from customers in North America.

•
During the third quarter of 2021, we generated free cash flow of $795 million, which we define as comprising $529 million in cash flow generated from operating activities, $397 million in beneficial interest collected in exchange for securitized accounts receivables and $15 million in proceeds from divestitures of businesses and other assets, partially offset by $146 million in cash used for capital investment. During the third quarter of 2020, we generated free cash flow of $506 million, comprising $307 million in cash flow generated from operating activities, $333 million in beneficial interest collected in exchange for securitized accounts receivables and $9 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $143 million in cash used for capital investment. The increase in the third quarter of 2021 resulted mainly from higher cash flow from operating activities.

Results of Operations
Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021		2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,875	100%	$2,017	100%
Gross profit	967	51.6%	1,056	52.4%
R&D expenses	146	7.8%	155	7.7%
S&M expenses	250	13.3%	250	12.4%
G&A expenses	121	6.4%	97	4.8%
Other income	(7)	§	(5)	§

Segment profit*	$458	24.4%	$560	27.7%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the third quarter of 2021 were $1,875 million, a decrease of $142 million, or 7%, compared to the third quarter of 2020, mainly due to a decrease in revenues from COPAXONE and generic products. Our North America segment has experienced some reductions in volume due to less physician and hospital activity during the
COVID-19
pandemic, but has also experienced increase in demand for certain products related to the treatment of
COVID-19
and its symptoms. In addition, the ability to promote certain specialty products has been impacted by less physician visits by patients and less physician interactions by our sales personnel.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Percentage Change
	2021	2020	2020-2021
	(U.S. $ in millions)
Generic products	$859	$928	(7%)
AJOVY	46	35	31%
AUSTEDO	201	168	19%
BENDEKA/TREANDA	95	105	(9%)
COPAXONE	133	236	(44%)
ProAir*	31	50	(37%)
Anda	363	341	7%
Other	146	155	(5%)

Total	$1,875	$2,017	(7%)

*	Does not include revenues from our ProAir authorized generic, which are included under generic products.
Generic products
revenues in our North America segment (including biosimilars) in the third quarter of 2021 were $859 million, a decrease of 7% compared to the third quarter of 2020, mainly due to increased competition and lower volumes.
Among the most significant generic products we sold in North America in the third quarter of 2021 were epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
), Truxima (the biosimilar to Rituxan
®
), albuterol sulfate inhalation aerosol (our ProAir authorized generic) and lidocaine transdermal patch (the generic equivalent of Lidoderm Patch
®
).
In the third quarter of 2021, our total prescriptions were approximately 305 million (based on trailing twelve months), representing 8.2% of total U.S. generic prescriptions according to IQVIA data.
AJOVY
revenues in our North America segment in the third quarter of 2021 increased by 31% to $46 million, compared to the third quarter of 2020, mainly due to growth in volume. In the third quarter of 2021, AJOVY’s exit market share in the United Stated in terms of total number of prescriptions was 21.4% compared to 18.5% in the third quarter of 2020.
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
AJOVY is protected by patents expiring in 2026 in Europe and in 2027 in the United States. Applications for patent term extensions have been submitted in various markets around the world, and certain extensions in Europe and other countries have already been granted until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States and 10 years from marketing approval in Europe. We have filed a lawsuit in the U.S. District Court for the

District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly then submitted IPR (inter partes review) petitions to the Patent Trial and Appeal Board, challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court was stayed pending resolution of the IPR petitions. On February 18, 2020, the Patent Trial and Appeal Board issued decisions on the first six IPRs, finding the six composition of matter patents invalid as being obvious and we have appealed these decisions. On March 31, 2020, the Patent Trial and Appeal Board (“PTAB”) issued a decision upholding the three method of treatment patents and Lilly appealed the decisions on these three patents. The Court of Appeals for the Federal Circuit heard oral argument for the IPR appeals on June 7, 2021 and on August 16, 2021 affirmed the PTAB’s decisions. The litigation is proceeding with the three method of treatment patents and trial in front of a jury will take place in the second quarter of 2022. We also filed another suit against Lilly on June 8, 2021, asserting two patents which issued that same day and relate to the treatment of refractory migraine. The case has been assigned to the same judge in the U.S. District Court for the District of Massachusetts. Lilly responded to the complaint with a motion to dismiss, which we are opposing. In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
AUSTEDO
revenues in our North America segment in the third quarter of 2021 increased by 19%, to $201 million, compared to $168 million in the third quarter of 2020, mainly due to growth in volume.
AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in adults.
AUSTEDO is protected in the United States by six Orange Book patents expiring between 2031 and 2036 and in Europe by two patents expiring in 2029. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1, 2021, we filed a complaint against Aurobindo, asserting all six of the Orange Book patents, and a separate complaint against Lupin, asserting four of the Orange Book patents. The suits were filed in the U.S. District Court for the District of New Jersey. In addition, Apotex has filed a petition for inter partes review by the PTAB of the patent that expires in 2031.
BENDEKA
and
TREANDA
combined revenues in our North America segment in the third quarter of 2021 decreased by 9% to $95 million, compared to the third quarter of 2020, mainly due to the availability of alternative therapies and continued competition from Belrapzo
®
(a
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
There are 16 patents listed in the U.S. Orange Book for BENDEKA with expiry dates in 2026 and 2031. In September 2019, a patent infringement action against four of six ANDA filers for generic versions of BENDEKA was tried in the United States District Court for the District of Delaware. On April 27, 2020, the District Court upheld the validity of all of the asserted patents and found that all four ANDA filers infringe at least one of the patents. Three of the four ANDA filers appealed the district court decision. Teva settled with one of the three ANDA filers prior to oral argument in front of the Federal Circuit, and on August 13, 2021, the Federal Circuit issued a Rule 36 affirmance of the district court decision. A litigation against the fifth ANDA filer was dismissed after the withdrawal of its patent challenge, and the case against a sixth ANDA filer was also settled. Recent suits against two filers of 505(b)(2) NDAs referencing BENDEKA are also in the initial stages of litigation.
Additionally, in July 2018, Teva and Eagle filed suit against Hospira, Inc. (“Hospira”) related to its 505(b)(2) new drug application (“NDA”) referencing BENDEKA in the U.S. District Court for the District of Delaware. On December 16, 2019, the Delaware District Court dismissed the case against Hospira on all but one of the asserted patents, which expires in 2031. Trial against Hospira on that patent has been postponed and is scheduled to begin in April 2022.
In addition to the settlement with Eagle regarding its bendamustine 505(b)(2) NDA, between 2015 and 2020, we reached final settlements with 22 ANDA filers for generic versions of the lyophilized form of TREANDA and one 505(b)(2) NDA filer for a generic version of the liquid form of TREANDA, providing for the launch of generic versions of TREANDA prior to patent expiration.

COPAXONE
revenues in our North America segment in the third quarter of 2021 decreased by 44% to $133 million, compared to the third quarter of 2020, mainly due to generic competition in the United States.
The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Additionally, oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
.
ProAir
(HFA and RespiClick)
revenues in our North America segment in the third quarter of 2021 were $31 million, a decrease of 37% compared to the third quarter of 2020, mainly due to generic competition. In January 2019, we launched our own ProAir authorized generic in the United States, following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Revenues from our ProAir authorized generic are included in “generic products” above. During the third quarter of 2021, the exit market share of our overall albuterol product, including our ProAir authorized generic was 38%, making it the second largest in the market, compared to 44% in the third quarter of 2020. Other generic versions of ProAir were launched in 2020.
Anda
revenues in our North America segment in the third quarter of 2021 increased by 7% to $363 million, compared to $341 million in the third quarter of 2020, mainly due to higher demand. Anda, our distribution business in the United States, distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, competitive pricing and offering next day delivery throughout the United States.
Product Launches and Pipeline
In the third quarter of 2021 we had no launches of generic versions of branded products in North America.
Our generic products pipeline in the United States includes, as of September 30, 2021, 201 product applications awaiting FDA approval, including 72 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended June 30, 2021 of approximately $108 billion, according to IQVIA. Approximately 72% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 75 of these products, or 102 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $79 billion in U.S. brand sales for the twelve months ended June 30, 2021, according to IQVIA.
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
In the third quarter of 2021, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Market (U.S. $ in millions (IQVIA)) *
Methylnaltrexone Bromide Subcutaneous Injection	Relistor ®	$18
Tasimelteon Caps	Hetlioz ®	$1

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

We have additional biosimilar products in development in various stages of clinical trials and regulatory review worldwide, including phase 3 clinical trials for biosimilars to Prolia
®
(denosumab), Stelara
®
(ustekinumab) and Xolair
®
(omalizumab) and regulatory review for biosimilars to Humira
®
(adalimumab) and Lucentis
®
(ranibizumab).
Below is a description of key products in our specialty pipeline as of September 30, 2021:

	Phase 2	Phase 3	Pre-Submission	Under Regulatory Review

Novel Biologics	Fremanezumab Fibromyalgia

	TEV-48574 Respiratory	Fasinumab Osteoarthritic Pain (March 2016) (1)

TEV-53275 Respiratory

Small Molecules	Deutetrabenazine Additional indication	Deutetrabenazine Dyskinesia in Cerebral Palsy (September 2019)		Risperidone LAI Schizophrenia (2)

Digital Respiratory			Digihaler ® (budesonide and formoterol fumarate dihydrate) (EU)

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

(2)	Developed under a license agreement with MedinCell. In August 2021, the FDA accepted the NDA for risperidone LAI, based on phase 3 data from two pivotal studies.

North America Gross Profit
Gross profit from our North America segment in the third quarter of 2021 was $967 million, a decrease of 8%, compared to $1,056 million in the third quarter of 2020. This decrease was mainly due to lower gross profit from COPAXONE.
Gross profit margin for our North America segment in the third quarter of 2021 decreased to 51.6%, compared to 52.4% in the third quarter of 2020. This decrease was mainly due to a change in the mix of products.
North America R&D Expenses
R&D expenses relating to our North America segment in the third quarter of 2021 were $146 million, a decrease of 6%, compared to $155 million in the third quarter of 2020.
For a description of our R&D expenses in the third quarter of 2021, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America S&M Expenses
S&M expenses relating to our North America segment in the third quarter of 2021 were $250 million, flat compared to the third quarter of 2020.
North America G&A Expenses
G&A expenses relating to our North America segment in the third quarter of 2021 were $121 million, an increase of 25%, compared to $97 million in the third quarter of 2020.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our North America segment in the third quarter of 2021 was $458 million, a decrease of 18% compared to $560 million in the third quarter of 2020, mainly due to lower gross profit.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021			2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,220		100%	$1,116		100%
Gross profit	714		58.6%	637		57.1%
R&D expenses	55		4.5%	60		5.4%
S&M expenses	204		16.7%	200		17.9%
G&A expenses	64		5.2%	66		5.9%
Other income	(2)	§		(1)	§

Segment profit*	$394		32.3%	$312		28.0%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $1 million or 0.5%, as applicable.

Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the third quarter of 2021 were $1,220 million, an increase of 9% or $104 million, compared to the third quarter of 2020. In local currency terms, revenues increased by 6%, mainly due to the impact the
COVID-19
pandemic had on markets and on customer stocking and purchasing patterns.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Percentage Change
	2021	2020	2020-2021
	(U.S. $ in millions)
Generic products	$895	$824	9%
AJOVY	23	8	180%
COPAXONE	95	101	(6%)
Respiratory products	85	77	10%
Other	122	106	15%

Total	$1,220	$1,116	9%

Generic products
revenues in our Europe segment in the third quarter of 2021, including OTC products, increased by 9% to $895 million, compared to the third quarter of 2020. In local currency terms, revenues increased by 7%, mainly due to the impact the
COVID-19
pandemic had on markets and on customer stocking and purchasing patterns.
AJOVY
revenues in our Europe segment in the third quarter of 2021 increased to $23 million, compared to $8 million in the third quarter of 2020, mainly due to launches and reimbursements in additional European countries as well as growth in existing countries.
By the end of the third quarter of 2021, we launched AJOVY in most European countries and we are moving forward with plans to launch in other European countries. For information about AJOVY patent protection, see “—North America Revenues—Revenues by Major Product” above.
COPAXONE
revenues in our Europe segment in the third quarter of 2021 decreased by 6% to $95 million, compared to the third quarter of 2020. In local currency terms, revenues decreased by 7%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products.
One European patent protecting COPAXONE 40 mg/mL was found invalid by the Board of Appeal of the European Patent Office in September 2020. Two additional patents expiring in 2030 are currently under opposition at the European Patent Office. In certain countries, Teva remains in litigation against generic companies on an additional COPAXONE 40 mg/mL patent that expires in 2030.
Respiratory products
revenues in our Europe segment in the third quarter of 2021 increased by 10% to $85 million compared to the third quarter of 2020. In local currency terms, revenues increased by 7%, mainly due to the impact the
COVID-19
pandemic had on markets and on customer stocking and purchasing patterns.
Product Launches and Pipeline
As of September 30, 2021, our generic products pipeline in Europe included 436 generic approvals relating to 63 compounds in 132 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,295 marketing authorization applications are pending approval in 37 European countries, relating to 130 compounds in 266 formulations. One application is pending with the EMA (for two strengths in 30 countries).
For information regarding our specialty pipeline, see “—North America Segment —Product Launches and Pipeline” above.
Europe Gross Profit
Gross profit from our Europe segment in the third quarter of 2021 was $714 million, an increase of 12% compared to $637 million in the third quarter of 2020, mainly due to the impact the
COVID-19
pandemic had on markets and on customer stocking and purchasing patterns.

Gross profit margin for our Europe segment in the third quarter of 2021 increased to 58.6%, compared to 57.1% in the third quarter of 2020.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the third quarter of 2021 were $55 million, a decrease of 8% compared to $60 million in the third quarter of 2020.
For a description of our R&D expenses in the third quarter of 2021, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the third quarter of 2021 were $204 million, an increase of 2% compared to $200 million in the third quarter of 2020. This increase was mainly due to exchange rate fluctuations, as well as lower expenses in the third quarter of 2020 attributed to restrictions related to the
COVID-19
pandemic.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the third quarter of 2021 were $64 million, a decrease of 4% compared to $66 million in the third quarter of 2020.
Europe Profit
Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the third quarter of 2021 was $394 million, an increase of 26%, compared to $312 million in the third quarter of 2020. This increase was mainly due to higher revenues, as discussed above.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021		2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$530	100%	$529		100%
Gross profit	296	55.9%	275		52.0%
R&D expenses	16	3.0%	17		3.2%
S&M expenses	102	19.2%	101		19.1%
G&A expenses	29	5.4%	33		6.3%
Other income	(2)	§	(1)	§

Segment profit*	$152	28.8%	$125		23.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

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

Revenues from our International Markets segment in the third quarter of 2021 were $530 million, flat compared to the third quarter of 2020. In local currency terms, revenues increased by 1% compared to the third quarter of 2020, mainly due to higher revenues in most markets and a milestone payment of $35 million from Otsuka related to the launch of AJOVY in Japan, partially offset by lower revenues in Japan resulting from the divestment mentioned above, as well as regulatory price reductions and generic competition to off-patented
products. Revenues continued to be affected by the ongoing impact of the
COVID-19
pandemic on markets and on customer stocking and purchasing patterns.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Percentage Change
	2021	2020	2020-2021
	(U.S. $ in millions)
Generic products	$412	$429	(4%)
AJOVY	39	16	145%
COPAXONE	10	14	(30%)
Other	69	71	(3%)
Total	$530	$529	§
Generic products
revenues in our International Markets segment in the third quarter of 2021, which include OTC products, decreased by 4% in U.S. dollar or 3% in local currency terms, to $412 million, compared to the third quarter of 2020. This decrease was mainly due to lower sales in Japan resulting from the divestment mentioned above, as well as regulatory price reductions and generic competition to off-patented
products in Japan, partially offset by higher revenues in most other markets.
AJOVY
was launched in certain markets in our International Markets segment, including in Japan during the third quarter of 2021. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in the third quarter of 2021 were $39 million, compared to $16 million in the third quarter of 2020. Revenues in the third quarter of 2021 included a milestone payment of $35 million received from Otsuka related to the launch of AJOVY in Japan. Revenues in the third quarter of 2020 included a milestone payment of $15 million received from Otsuka.
COPAXONE
revenues in our International Markets segment in the third quarter of 2021 were $10 million compared to $14 million in the third quarter of 2020.
AUSTEDO
was launched in China for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in early 2021. We continue with additional submissions in various other markets.
International Markets Gross Profit
Gross profit from our International Markets segment in the third quarter of 2021 was $296 million, an increase of 8% compared to $275 million in the third quarter of 2020.
Gross profit margin for our International Markets segment in the third quarter of 2021 increased to 55.9%, compared to 52.0% in the third quarter of 2020. This increase was mainly due to the divestment in Japan mentioned above, the Otsuka milestone payment for AJOVY and a change in product portfolio mix, partially offset by regulatory price reductions and generic competition to off-patented
products in Japan.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the third quarter of 2021 were $16 million, a decrease of 8% compared to $17 million in the third quarter of 2020.
For a description of our R&D expenses in the third quarter of 2021, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the third quarter of 2021 were $102 million, flat compared to the third quarter of 2020.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the third quarter of 2021 were $29 million, a decrease of 14% compared to $33 million in the third quarter of 2020.
International Markets Profit
Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in the third quarter of 2021 was $152 million, an increase of 22%, compared to $125 million in the third quarter of 2020. This increase was mainly due to higher gross profit.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in the third quarter of 2021 were $262 million, a decrease of 17% compared to the third quarter of 2020 in both U.S. dollar and local currency terms, mainly due to a decrease in volumes from API and Medis resulting from the
COVID-19
pandemic, as well as lower revenues from contract manufacturing services.
API sales to third parties in the third quarter of 2021 were $161 million, a decrease of 8% in both U.S. dollar and local currency terms compared to the third quarter of 2020.
Teva Consolidated Results
Revenues
Revenues in the third quarter of 2021 were $3,887 million, a decrease of 2%, or 3% in local currency terms, compared to the third quarter of 2020. This decrease was mainly due to lower revenues in our North America segment, mainly due to COPAXONE and generic products, partially offset by higher revenues from generic and OTC products in our Europe segment, AJOVY and AUSTEDO. Revenues continued to be affected by the ongoing impact of the
COVID-19
pandemic on markets and on customer stocking and purchasing patterns. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during the third quarter of 2021, including hedging effects, positively impacted revenues by $42 million, compared to the third quarter of 2020. See note 8c to our consolidated financial statements.
Gross Profit
Gross profit in the third quarter of 2021 was $1,794 million, a decrease of 3% compared to the third quarter of 2020. This decrease was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”
Gross profit margin was 46.2% in the third quarter of 2021, compared to 46.6% in the third quarter of 2020.
The decrease in gross profit margin was mainly driven by a change in the mix of products sold, resulting from lower sales of specialty products that have higher profitability, mainly COPAXONE, and lower profitability from Anda, partially offset by improved profitability from generic products, mainly in our North America segment.

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
R&D expenses in the third quarter of 2021 were $222 million, a decrease of 14% compared to the third quarter of 2020.
In the third quarter of 2021, our R&D expenses related primarily to specialty product candidates in the respiratory, pain, migraine and headache therapeutic areas, with additional activities in selected other areas and generic products including biosimilars.
Our lower R&D expenses in the third quarter of 2021, compared to the third quarter of 2020, were mainly due to a decrease in the pain and neuropsychiatry therapeutic areas as well as various generics projects.
R&D expenses as a percentage of revenues were 5.7% in the third quarter of 2021, compared to 6.5% in the third quarter of 2020.
Selling and Marketing (S&M) Expenses
S&M expenses in the third quarter of 2021 were $597 million, a decrease of 1% compared to the third quarter of 2020.
S&M expenses as a percentage of revenues were 15.4% in the third quarter of 2021, compared to 15.2% in the third quarter of 2020.
General and Administrative (G&A) Expenses
G&A expenses in the third quarter of 2021 were $291 million, an increase of 4% compared to the third quarter of 2020.
G&A expenses as a percentage of revenues were 7.5% in the third quarter of 2021, compared to 7.0% in the third quarter of 2020.
Intangible Asset Impairments
We recorded expenses of $21 million for identifiable intangible asset impairments in the third quarter of 2021, compared to expenses of $509 million in the third quarter of 2020. See note 5 to our consolidated financial statements.
Goodwill Impairment
In the third quarter of 2021, there were no goodwill impairment charges recorded, compared to a goodwill impairment charge of $4,628 million in the third quarter of 2020, which was related to our North America reporting unit.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $62 million for other asset impairments, restructuring and other items in the third quarter of 2021, compared to income of $98 million in the third quarter of 2020. For further details, as well as a description of significant regulatory and other events, see note 12 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In the third quarter of 2021, we recorded an expense of $3 million in legal settlements and loss contingencies, compared to an expense of $21 million in the third quarter of 2020. See note 9 to our consolidated financial statements.

Other Income
Other income in the third quarter of 2021 was $25 million, compared to $8 million in the third quarter of 2020.
Operating Income (Loss)
Operating income was $623 million in the third quarter of 2021, compared to a loss of $4,342 million in the third quarter of 2020.
Operating income as a percentage of revenues was 16.0% in the third quarter of 2021, compared to operating loss as a percentage of revenues of 109.1% in the third quarter of 2020. The operating loss in the third quarter of 2020 was mainly due to a goodwill impairment charge and higher intangible asset impairment charges.
Financial Expenses, Net
Financial expenses were $241 million in the third quarter of 2021, compared to $117 million in the third quarter of 2020. Financial expenses in the third quarter of 2021 were mainly comprised of interest expenses of $232 million. Financial expenses in the third quarter of 2020 were mainly comprised of interest expenses of $241 million, partially offset by gains on revaluations of marketable securities of $124 million.
The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended September 30, 2021 and 2020:

.	Three months ended
	September 30,
	2021	2020
	(U.S. $ in millions)
North America profit	$458	$560
Europe profit	394	312
International Markets profit	152	125

Total reportable segments profit	1,004	997
Profit of other activities	38	28

Total segments profit	1,042	1,025
Amounts not allocated to segments:
Amortization	199	251
Other assets impairments, restructuring and other items	62	(98)
Goodwill impairment	—	4,628
Intangible asset impairments	21	509
Legal settlements and loss contingencies	3	21
Other unallocated amounts	134	55

Consolidated operating income (loss)	623	(4,342)

Financial expenses, net	241	117

Consolidated income (loss) before income taxes	$382	$(4,459)

Tax Rate
In the third quarter of 2021, we recognized a tax expense of $76 million, on pre-tax
income of $382 million. In the third quarter of 2020, we recognized a tax expense of $16 million, on pre-tax
loss of $4,459 million. Our tax rate for the third quarter of 2021 was mainly affected by amortization and interest expense disallowance.

The statutory Israeli corporate tax rate is 23% in 2021. Our tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or non-recurring
items.
Share In (Profits) Losses of Associated Companies, Net
Share in losses of associated companies, net in the third quarter of 2021 was $5 million, compared to share in profits of associated companies, net of $136 million in the third quarter of 2020. The profit in the third quarter of 2020 was mainly due to a gain of $134 million reflecting the difference between the book value of our investment in American Well Corporation and its fair value as of the date it completed its initial public offering in September 2020 (see note 16 to our consolidated financial statements).
Net Income (Loss) Attributable to Teva
Net income was $292 million in the third quarter of 2021, compared to net loss of $4,349 million in the third quarter of 2020. The loss in the third quarter of 2020 was mainly due to a goodwill impairment charge and intangible asset impairment charges.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the three months ended September 30, 2021 and 2020 were 1,109 million and 1,096 million shares, respectively.
In computing diluted earnings per share for the three months ended September 30, 2021 basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the three months ended September 30, 2020, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Diluted earnings per share were $0.26 in the third quarter of 2021, compared to diluted loss per share of $3.97 in the third quarter of 2020.
Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units and the conversion of our convertible senior debentures, in each case, at period end.
As of September 30, 2021 and 2020, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,128 million and 1,118 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In the third quarter of 2021, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, new Israeli shekel, Canadian dollar and Russian ruble) impact our results.
During the third quarter of 2021, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on a quarterly average compared to quarterly average basis): Argentinian peso by 25%, Turkish lira by 16%, Japanese yen by 4% and Polish zloty by 2%. The following main currencies relevant to our operations increased in value against the U.S. dollar: Mexican peso by 10%, British pound by 7%, Canadian dollar by 6% and Israeli shekel by 6%.
As a result, exchange rate movements during the third quarter of 2021, including hedging effects, positively impacted overall revenues by $42 million and operating income by $22 million, compared to the third quarter of 2020.
In the third quarter of 2021, a positive hedging impact of $16 million was recognized under revenues, and a minimal negative impact was recognized under cost of sales. In the third quarter of 2020, a negative hedging impact of $4 million was recognized under revenues and a negative impact of $2 million was recognized under cost of sales.

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
Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020
Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the nine months ended September 30, 2021 and 2020. Where there are different factors affecting the nine months comparison, we have described them below.
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021			2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$5,807		100%	$6,146		100%
Gross profit	3,081		53.1%	3,208		52.2%
R&D expenses	467		8.1%	455		7.4%
S&M expenses	734		12.6%	755		12.3%
G&A expenses	338		5.8%	325		5.3%
Other income	(14)	§		(9)	§

Segment profit*	$1,556		26.8%	$1,682		27.4%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the first nine months of 2021 were $5,807 million, a decrease of 5.5% compared to $6,146 million in the first nine months of 2020.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Percentage Change
	2021	2020	2020-2021
	(U.S. $ in millions)
Generic products	$2,864	$2,804	2%
AJOVY	123	98	25%
AUSTEDO	520	451	15%
BENDEKA/TREANDA	292	313	(7%)
COPAXONE	448	671	(33%)
ProAir*	140	175	(20%)
Anda	968	1,141	(15%)
Other	451	493	(8%)

Total	$5,807	$6,146	(6%)

*	Does not include revenues from our ProAir authorized generic, which are included under generic products.

North America Gross Profit
Gross profit from our North America segment in the first nine months of 2021 was $3,081 million, a decrease of 4%, compared to $3,208 million in the first nine months of 2020.
Gross profit margin for our North America segment in the first nine months of 2021 increased to 53.1% compared to 52.2% in the first nine months of 2020. This increase was mainly due to a change in the mix of products.
North America R&D Expenses
R&D expenses relating to our North America segment in the first nine months of 2021 were $467 million, an increase of 3%, compared to $455 million in the first nine months of 2020.
North America S&M Expenses
S&M expenses relating to our North America segment in the first nine months of 2021 were $734 million, a decrease of 2.8% compared to $755 million in the first nine months of 2020. This decrease was mainly due to lower S&M expenses related to Anda and additional efficiency measures.
North America G&A Expenses
G&A expenses relating to our North America segment in the first nine months of 2021 were $338 million, an increase of 4%, compared to $325 million in the first nine months of 2020.
North America Profit
Profit from our North America segment in the first nine months of 2021 was $1,556 million, a decrease of 8%, compared to $1,682 million in the first nine months of 2020.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021		2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,618	100%	$3,520	100%
Gross profit	2,063	57.0%	2,009	57.1%
R&D expenses	184	5.1%	180	5.1%
S&M expenses	628	17.3%	590	16.8%
G&A expenses	180	5.0%	184	5.2%
Other (income) expense	(3)	§	(3)	§

Segment profit*	$1,074	29.7%	$1,058	30.1%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the first nine months of 2021 were $3,618 million, an increase of 3% or $98 million, compared to the first nine months of 2020. In local currency terms, revenues decreased by 3%, compared to the first nine months of 2020, mainly due to the impact the
COVID-19
pandemic had on markets and on customer stocking and purchasing patterns, as well as lower revenues from COPAXONE, partially offset by higher revenues from AJOVY.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Percentage Change
	2021	2020	2020-2021
	(U.S. $ in millions)
Generic products	$2,637	$2,593	2%
AJOVY	58	17	232%
COPAXONE	296	294	1%
Respiratory products	263	263	§
Other	364	352	3%

Total	$3,618	$3,520	3%

§	Represents an amount less than 0.5%.
Europe Gross Profit
Gross profit from our Europe segment in the first nine months of 2021 was $2,063 million, an increase of 3% compared to $2,009 million in the first nine months of 2020.
Gross profit margin for our Europe segment in the first nine months of 2021 decreased to 57.0% compared to 57.1% in the first nine months of 2020, mainly due to a change in the mix of products.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the first nine months of 2021 were $184 million, an increase of 2% compared to $180 million in the first nine months of 2020.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the first nine months of 2021 were $628 million, an increase of 6% compared to $590 million in the first nine months of 2020.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the first nine months of 2021 were $180 million, a decrease of 2% compared to $184 million in the first nine months of 2020.
Europe Profit
Profit from our Europe segment in the first nine months of 2021 was $1,074 million, an increase of 2% compared to the first nine months of 2020.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the nine months ended September 30, 2021 and 2020:

	2021			2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,505		100%	$1,582	100%
Gross profit	826		54.9%	828	52.3%
R&D expenses	51		3.4%	51	3.3%
S&M expenses	303		20.1%	312	19.7%
G&A expenses	79		5.3%	96	6.1%
Other (income) expense	(5)	§		(10)	(0.6%)

Segment profit*	$398		26.4%	$378	23.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

International Markets Revenues
Our International Markets segment includes all countries other than those in our North America and Europe segments. Revenues from our International Markets segment in the first nine months of 2021 were $1,505 million, a decrease of $77 million, or 5%, compared to the first nine months of 2020. In local currency terms, revenues decreased by 3%. Revenues in the first nine months of 2021, included $4 million from a positive hedging impact, compared to $25 million from a positive hedging impact in the first nine months of 2020, which are included in “Other” in the table below. See note 8c to our consolidated financial statements.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Percentage Change
	2021	2020	2020-2021
	(U.S. $ in millions)
Generic products	$1,211	$1,304	(7%)
AJOVY	46	17	170%
COPAXONE	29	38	(23%)
Other	219	224	(2%)

Total	$1,505	$1,582	(5%)

International Markets Gross Profit
Gross profit from our International Markets segment in the first nine months of 2021 was $826 million, compared to $828 million in the first nine months of 2020.
Gross profit margin for our International Markets segment in the first nine months of 2021 increased to 54.9%, compared to 52.3% in the first nine months of 2020.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the first nine months of 2021 were $51 million, flat compared to the first nine months of 2020.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the first nine months of 2021 were $303 million, a decrease of 3% compared to $312 million in the first nine months of 2020.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the first nine months of 2021 were $79 million, a decrease of 17% compared to $96 million in the first nine months of 2020.
International Markets Profit
Profit from our International Markets segment in the first nine months of 2021 was $398 million, an increase of 5%, compared to $378 million in the first nine months of 2020.

Other Activities
Our revenues from other activities in the first nine months of 2021 decreased by 11% to $849 million, compared to the first nine months of 2020. In local currency terms, revenues decreased by 13%.
API sales to third parties in the first nine months of 2021 were $537 million, a decrease of 5% in both U.S. dollar and local currency terms, compared to the first nine months of 2020.
Teva Consolidated Results
Revenues
Revenues in the first nine months of 2021 were $11,778 million, a decrease of 4%, or 6% in local currency terms, compared to the first nine months of 2020.
Exchange rate movements during the first nine months of 2021, including hedging effects, positively impacted revenues by $251 million, compared to the first nine months of 2020. See note 8c to our consolidated financial statements.
Gross Profit
Gross profit in the first nine months of 2021 was $5,544 million, a decrease of 2% compared to the first nine months of 2020.
Gross profit margin was 47.1% in the first nine months of 2021, compared to 46.5% in the first nine months of 2020. This increase was mainly driven by a change in the mix of products sold, resulting from improved profitability from generic products, mainly in our North America segment, partially offset by lower sales of COPAXONE and lower profitability from Anda.
Research and Development (R&D) Expenses
R&D expenses in the first nine months of 2021 were $723 million, an increase of 3% compared to the first nine months of 2020. Our higher R&D expenses in the first nine months of 2021, compared to the first nine months of 2020, were mainly due to an increase in respiratory and biosimilar projects as well as various generics projects, partially offset by lower expenses in the pain and neuropsychiatry therapeutic areas.
R&D expenses as a percentage of revenues were 6.1% in the first nine months of 2021, compared to 5.8% in the first nine months of 2020.
Selling and Marketing (S&M) Expenses
S&M expenses in the first nine months of 2021 were $1,798 million, a decrease of 1% compared to the first nine months of 2020.
S&M expenses as a percentage of revenues were 15.3% in the first nine months of 2021, compared to 14.9% in the first nine months of 2020.
General and Administrative (G&A) Expenses
G&A expenses in the first nine months of 2021 were $822 million, a decrease of 3% compared to the first nine months of 2020.
G&A expenses as a percentage of revenues were 7.0% in the first nine months of 2021, compared to 6.9% in the first nine months of 2020.
Intangible Asset Impairments
We recorded expenses of $295 million for identifiable intangible asset impairments, in the first nine months of 2021, compared to expenses of $1,278 million in the first nine months of 2020. See note 5 to our consolidated financial statements.

Goodwill Impairment
No goodwill impairment charges were recorded in the first nine months of 2021, compared to a goodwill impairment charge of $4,628 million in the first nine months of 2020, which was related to our North America reporting unit.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $227 million for other asset impairments, restructuring and other items in the first nine months of 2021, compared to expenses of $404 million in the first nine months of 2020. See note 12 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In the first nine months of 2021, we recorded expenses of $113 million in legal settlements and loss contingencies, compared to an expense of $10 million in the first nine months of 2020. See note 9 to our consolidated financial statements.
Other Income
Other income in the first nine months of 2021 was $73 million, compared to $30 million in the first nine months of 2020. The other income in the first nine months of 2021 was mainly due to capital gains related to the sale of certain OTC assets.
Operating Income (Loss)
Operating income was $1,638 million in the first nine months of 2021, compared to operating loss of $3,978 million in the first nine months of 2020.
Operating income as a percentage of revenues was 13.9% in the first nine months of 2021, compared to operating loss as a percentage of revenues of 32.6% in the first nine months of 2020.
Financial Expenses, Net
Financial expenses were $805 million in the first nine months of 2021, compared to $565 million in the first nine months of 2020. Financial expenses in the first nine months of 2021 were mainly comprised of interest expenses of $711 million and loss on revaluations of marketable securities of $104 million. Financial expenses in the first nine months of 2020 were mainly comprised of interest expenses of $722 million, partially offset by gains on revaluations of marketable securities of $118 million as well as a gain of $27 million resulting from our hedging and derivatives activities.
The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30,
	2021	2020
	(U.S. $ in millions)
North America profit	$1,556	$1,682
Europe profit	1,074	1,058
International Markets profit	398	378

Total reportable segments profit	3,028	3,118
Profit of other activities	125	130

Total segments profit	3,153	3,248
Amounts not allocated to segments:
Amortization	613	758
Other assets impairments, restructuring and other items	227	404
Goodwill impairment	—	4,628

Intangible asset impairments	295	1,278
Legal settlements and loss contingencies	113	10
Other unallocated amounts	266	148

Consolidated operating income (loss)	1,638	(3,978)

Financial expenses, net	805	565

Consolidated income (loss) before income taxes	$833	$(4,543)

Tax Rate
In the first nine months of 2021, we recognized a tax expense of $235 million, on pre-tax
income of $833 million. In the first nine months of 2020, we recognized a tax benefit of $147 million, on pre-tax
loss of $4,543 million. Our tax rate in the first nine months of 2021 was mainly affected by amortization, impairments, legal settlements and interest expense disallowance.
Share in (Profits) Losses of Associated Companies, Net
Share in profits of associated companies, net in the first nine months of 2021 was $9 million, compared to $135 million in the first nine months of 2020. The profit in the first nine months of 2020 was mainly due to a gain of $134 million reflecting the difference between the book value of our investment in American Well Corporation and its fair value as of the date it completed its initial public offering in September 2020 (see note 16 to our consolidated financial statements).
Net Income (Loss) Attributable to Teva
Net income was $576 million in the first nine months of 2021, compared to net loss of $4,140 million in the first nine months of 2020.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the nine months ended September 30, 2021 and 2020 was 1,109 million shares and 1,095 million shares, respectively.
In computing diluted earnings per share for the nine months ended September 30, 2021, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the nine months ended September 30, 2020, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Diluted earnings per share were $0.52 in the first nine months of 2021, compared to diluted loss per share of $3.78 in the first nine months of 2020.
Impact of Currency Fluctuations on Results of Operations
In the first nine months of 2021, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in markets in which we operate (primarily the euro, British pound, Japanese yen, Israeli shekel, Canadian dollar and Russian ruble) impact our results.
During the first nine months of 2021, the following main currencies relevant to our operations decreased in value against the U.S. dollar: Argentinian peso by 28%, Turkish lira by 17%, Brazilian real by 6%, Russian ruble by 5% and Ukrainian hryvnia by 4% (all compared on a nine-month average basis). The following main currencies relevant to our operations increased in value against the U.S. dollar: Australian dollar by 12%, Swedish krona by 11%, Chilean peso by 9%, British pound by 9%, Canadian dollar by 8%, new Israeli shekel by 7%, Mexican peso by 7% and euro by 6%.
As a result, exchange rate movements during the first nine months of 2021 positively impacted overall revenues by $251 million and our operating income by $35 million, in comparison to the first nine months of 2020.

In the first nine months of 2021, a positive hedging impact of $28 million was recognized under revenues, and a negative impact of $1 million was recognized under cost of sales. In the first nine months of 2020, a positive hedging impact of $37 million was recognized under revenues and a positive impact of $3 million was recognized under cost of sales.
Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8c to our consolidated financial statements.
Liquidity and Capital Resources
Total balance sheet assets were $47,851 million as of September 30, 2021, compared to $49,195 million as of June 30, 2021.
Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was $968 million as of September 30, 2021, compared to $1,196 million as of June 30, 2021. This decrease was mainly due to a decrease in our accounts receivables (net of SR&A) balances as a result of favorable collection of payments in North America.
Cash investment in property, plant and equipment in the third quarter of 2021 was $146 million, compared to $113 million in the second quarter of 2021. Depreciation in both the third and second quarters of 2021 was $132 million.
Cash and cash equivalents and short-term and long-term investments as of September 30, 2021 were $2,072 million, compared to $2,479 million as of June 30, 2021. The decrease in the third quarter of 2021 was mainly due to repayment of our $1,475 million 2.2% senior notes at maturity, partially offset by cash flow generated during the quarter and $300 million borrowed under our unsecured syndicated revolving credit facility.
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
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit is 5.00x in the third and fourth quarters of 2021, gradually declines to 4.50x in the first and second quarters of 2022, and continues to gradually decline over the remaining term of the RCF to 3.50x in the first quarter of 2023.
The RCF can be used for general corporate purposes, including repaying existing debt. As of September 30, 2021, $300 million was outstanding under the RCF. As of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the RCF.
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

Debt Balance and Movements
As of September 30, 2021, our debt was $23,746 million, compared to $25,132 million as of June 30, 2021. This decrease was mainly due to repayment of our $1,475 million 2.2% senior notes at maturity and exchange rate fluctuations, partially offset by $300 million borrowed under the RCF.
In July 2021, we repaid $1,475 million of our 2.2% senior notes at maturity.
During the third quarter of 2021, we borrowed $500 million under our RCF and repaid $200 million of such borrowings. As of September 30, 2021, $300 million was outstanding under the RCF. As of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the RCF.
Our debt as of September 30, 2021 was effectively denominated in the following currencies: 63% in U.S. dollars, 34% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of September 30, 2021 was 11%, compared to 14% as of June 30, 2021.
Our financial leverage was 67% as of September 30, 2021, compared to 69% as of June 30, 2021.
Our average debt maturity was approximately 5.4 years as of September 30, 2021, compared to 5.3 years as of June 30, 2021.
Total Equity
Total equity was $11,451 million as of September 30, 2021, compared to $11,311 million as of June 30, 2021. This increase was mainly due to net income of $302 million, partially offset by a negative impact of $195 million from exchange rate fluctuations.
Exchange rate fluctuations affected our balance sheet, as approximately 56% of our net assets in the third quarter of 2021 (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to June 30, 2021, changes in currency rates had a negative impact of $195 million on our equity as of September 30, 2021, mainly due to the changes in value against the U.S. dollar of: the Chilean peso by 11%, the Peruvian sol by 6%, the Polish zloty by 5%, the Mexican peso by 3%, the Canadian dollar by 3%, the euro by 3%, the British pound by 3% and the Croatian kuna by 3%. All comparisons are on a quarter-end
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
results.
Cash flow generated from operating activities during the third quarter of 2021 was $529 million, compared to $307 million in the third quarter of 2020. The increase in the third quarter of 2021 was mainly due to favorable collection of payments from customers in North America.
During the third quarter of 2021, we generated free cash flow of $795 million, which we define as comprising $529 million in cash flow generated from operating activities, $397 million in beneficial interest collected in exchange for securitized accounts receivables and $15 million in proceeds from divestitures of businesses and other assets, partially offset by $146 million in cash used for capital investment. During the third quarter of 2020, we generated free cash flow of $506 million, comprising $307 million in cash flow generated from operating activities, $333 million in beneficial interest collected in exchange for securitized accounts receivables and $9 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $143 million in cash used for capital investment. The increase in the third quarter of 2021 resulted mainly from higher cash flow from operating activities.
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

In October 2021, we announced a license agreement with MODAG GmbH (“Modag”), that will provide Teva an exclusive global license to develop, manufacture and commercialize Modag’s lead compound anle138b and a related compound (sery433). The agreement is subject to regulatory approval. Anle138b was initially developed for the treatment of Multiple System Atrophy (MSA) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial is currently being completed. Teva will make an upfront payment subject to regulatory approval and Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $80 million, as well as future commercial milestones and royalties
.
In August 2020, we entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira
®
. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. We paid an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021 that were recorded as R&D expenses. Additional development and commercial milestone payments of up to $450 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. In March 2021, Abbvie sued Alvotech for allegedly misappropriating confidential information relating to Humira
®
. In October 2021, the federal court dismissed the lawsuit for lack of jurisdiction. In addition, there is pending patent litigation between Abbvie and Alvotech related to Alvotech’s proposed biosimilar to Humira
®
.
In September 2016, we entered into a collaborative agreement with Regeneron to develop and commercialize Regeneron’s pain medication product, fasinumab. We share in the global commercial rights to this product with Regeneron (excluding Japan, Korea and nine other Asian countries), as well as ongoing associated R&D costs of approximately $1 billion. We made an upfront payment of $250 million to Regeneron in the third quarter of 2016 and additional payments for achievement of development milestones in an aggregate amount of $120 million were paid during 2017 and 2018. The agreement stipulates additional development and commercial milestone payments of up to $2,230 million, as well as future royalties. For information regarding fasinumab, see “—North America Segment —Product Launches and Pipeline” above.
In October 2016, we entered into a collaborative agreement with Celltrion to commercialize Truxima and Herzuma, two biosimilar products for the U.S. and Canadian markets. We paid Celltrion $160 million, of which we received an aggregate credit of $60 million as of March 31, 2021. We share the profit from the commercialization of these products with Celltrion. These two products, Truxima and Herzuma, were approved by the FDA in November and December 2018, respectively and were launched in the United States in November 2019 and March 2020, respectively. No additional milestone payments are expected.
In November 2013, we entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable products. The lead product candidate selected was risperidone LAI
(TV-46000)
suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the NDA for risperidone LAI, based on phase 3 data from two pivotal studies. We lead the clinical development and regulatory process and are responsible for commercialization of this product candidate. MedinCell may be eligible for development milestones, and future commercial milestones of up to $112 million in respect of risperidone LAI. We will also pay MedinCell royalties on net sales.
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

•
acquisition- or divestment- related items, including changes in contingent consideration, integration costs, banker and other professional fees, inventory step-up
and IPR&D acquired in development arrangements;

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
non-GAAP
adjustments and the corresponding
non-GAAP
amounts for the applicable periods:

	Three Months Ended September 30, 2021
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement									Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenues	3,887										3,887
Cost of sales	2,093	175				5	5		104		1,804

Gross profit	1,794	175				5	5		104		2,083
Gross profit margin	46.2%										53.6%
R&D expenses	222						4				217
S&M expenses	597	24					7				567
G&A expenses	291						10		6		275
Other income	(25)								(7)		(18)
Legal settlements and loss contingencies	3		3								—
Other assets impairments, restructuring and other items	62			26	28			9	(1)		—
Intangible assets impairments	21			21							—

Operating income (loss)	623	199	3	47	28	5	26	9	103		1,042
Financial expenses, net	241									6	235

Income (loss) before income taxes	382	199	3	47	28	5	26	9	103	6	807
Income taxes	76									(62)	137
Share in (profits) losses of associated companies – net	5									0	4

Net income (loss)	302	199	3	47	28	5	26	9	103	(56)	665
Net income (loss) attributable to non-controlling interests	11									(4)	14

Net income (loss) attributable to Teva	292	199	3	47	28	5	26	9	103	(60)	651

EPS - Basic	0.26									0.33	0.59
EPS - Diluted	0.26									0.32	0.59
The
non-GAAP
diluted weighted average number of shares was 1,109 million for the three months ended September 30, 2021.
Non-GAAP
income taxes for the three months ended September 30, 2021 were 17% on pre-tax
non-GAAP
income.
*
Other
non-GAAP
items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

	Three Months Ended September 30, 2020
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement											Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Goodwill impairment	Impairment of long lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenues	3,978												3,978
Cost of sales	2,126	221						6	7		(2)		1,894

Gross profit	1,852	221						6	7		(2)		2,084
Gross profit margin	46.6%												52.4%
R&D expenses	258					21			5				233
S&M expenses	605	31							8				566
G&A expenses	279								10		—		269
Other income	(8)										—		(8)
Legal settlements and loss contingencies	21		21										—
Other assets impairments, restructuring and other items	(98)				56		9			(179)	15		—
Intangible assets impairments	509				509								—
Goodwill impairment	4,628			4,628									—

Operating income (loss)	(4,342)	251	21	4,628	565	21	9	6	30	(179)	14		1,025
Financial expenses, net	117											(124)	241

Income (loss) before income taxes	(4,459)	251	21	4,628	565	21	9	6	30	(179)	14	(124)	784
Income taxes	16											(117)	133
Share in profit (losses)of associated companies – net	(136)											(134)	(1)

Net income (loss)	(4,340)	251	21	4,628	565	21	9	6	30	(179)	14	(375)	652
Net income (loss) attributable to non-controlling interests	10											(6)	15

Net income (loss) attributable to Teva	(4,349)	251	21	4,628	565	21	9	6	30	(179)	14	(381)	637

EPS - Basic	(3.97)											4.55	0.58
EPS - Diluted	(3.97)											4.55	0.58
The
non-GAAP
diluted weighted average number of shares was 1,100 million for the three months ended September 30, 2020.
Non-GAAP
income taxes for the three months ended September 30, 2020 were 17% on pre-tax
non-GAAP
income.
*
Other
non-GAAP
items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

	Nine Months Ended September 30, 2021
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement									Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long- lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenue	11,778										11,778
Cost of sales	6,234	538				17	17		195		5,467

Gross profit	5,544	538				17	17		195		6,311
Gross profit margin	47.1%										53.6%
R&D expenses	723						14		5		704
S&M expenses	1,798	76					24		—		1,698
G&A expenses	822						31		7		785
Other (income) expense	(73)								(44)		(29)
Legal settlements and loss contingencies	113		113								—
Other assets impairments, restructuring and other items	227			106	96			(7)	32		—
Intangible assets impairment	295			295							—

Operating income (loss)	1,638	613	113	401	96	17	86	(7)	194		3,153
Financial expenses, net	805									104	701

Income (loss) before income taxes	833	613	113	401	96	17	86	(7)	194	104	2,452
Income taxes	235									(182)	417
Share in (profits) losses of associated companies – net	(9)									(1)	(8)

Net income (loss)	608	613	113	401	96	17	86	(7)	194	(79)	2,042
Net income (loss) attributable to non-controlling interests	32									(10)	42

Net income (loss) attributable to Teva	576	613	113	401	96	17	86	(7)	194	(90)	2,001

EPS - Basic	0.52									1.29	1.82
EPS - Diluted	0.52									1.29	1.81
The
non-GAAP
diluted weighted average number of shares was 1,109 million for the nine months ended September 30, 2021.
Non-GAAP
income taxes for the nine months ended September 30, 2021 were 17% on pre-tax
non-GAAP
income.
*
Other
non-GAAP
items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

	Nine months ended September 30, 2020
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement										Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Goodwill impairment	Impairment of long- lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenue	12,206											12,206
Cost of sales	6,528	663					17	19		30		5,799

Gross profit	5,678	663					17	19		30		6,407
Gross profit margin	46.5%											52.5%
R&D expenses	704							14		3		687
S&M expenses	1,815	95						25				1,695
G&A expenses	846							31		12		803
Other (income) expense	(30)									(3)		(27)
Legal settlements and loss contingencies	10		10									—
Other assets impairments, restructuring and other items	404				408	82			(96)	10		—
Intangible assets impairment	1,278				1,278							—
Goodwill impairment	4,628			4,628

Operating income (loss)	(3,978)	758	10	4,628	1,686	82	17	90	(96)	52	—	3,248
Financial expenses, net	565										(118)	683

Income (loss) before income taxes	(4,543)	758	10	4,628	1,686	82	17	90	(96)	52	(118)	2,565
Income taxes	(147)										(583)	436
Share in losses of associated companies – net	(135)										(134)	(1)

Net income (loss) attributable to Teva	(4,261)	758	10	4,628	1,686	82	17	90	(96)	52	(835)	2,130
Net income (loss) attributable to non-controlling interests	(121)										(174)	53

Net income (loss)	(4,140)	758	10	4,628	1,686	82	17	90	(96)	52	(1,009)	2,077

EPS - Basic	(3.78)										5.68	1.90
EPS - Diluted	(3.78)										5.67	1.89
The
non-GAAP
diluted weighted average number of shares was 1,099 million for the nine months ended September 30, 2020.
Non-GAAP
income taxes for the nine months ended September 30, 2021 were 17% on pre-tax
non-GAAP
income.
*
Other
non-GAAP
items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

Non-GAAP
Tax Rate
Non-GAAP
income taxes in the third quarter of 2021 were $137 million, or 17%, on pre-tax
non-GAAP
income of $807 million.
Non-GAAP
income taxes in the third quarter of 2020 were $133 million, or 17%, on pre-tax
non-GAAP
income of $784 million. Our
non-GAAP
tax rate in the third quarter of 2021 was mainly affected by the mix of products we sold and interest expense disallowance.
Non-GAAP
income taxes in the first nine months of 2021 were $417 million, or 17%, on pre-tax
non-GAAP
income of $2,452 million.
Non-GAAP
income taxes in the first nine months of 2020 were $436 million, or 17%, on pre-tax
non-GAAP
income of $2,565 million.
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
After evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

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
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended September 30, 2021.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended September 30, 2021 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: October 27, 2021	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)