Form 10-K
period 2021-12-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2022-02-09
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number
001-16174
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
124 Dvora HaNevi’a St., Tel Aviv, ISRAEL, 6944020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the American Depositary Shares were last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), was approximately $9.55 billion. Teva Pharmaceutical Industries Limited has no non-voting common equity. For purpose of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s common equity at June 30, 2021.
As of December 31, 2021, the registrant had 1,103,329,696 ordinary shares outstanding.
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

•
our business and operations in general, including: uncertainty regarding the COVID-19 pandemic and the governmental and societal responses thereto; our ability to successfully execute and maintain the activities and efforts related to the measures we have taken or may take in response to the COVID-19 pandemic and associated costs therewith; effectiveness of our optimization efforts; our ability to attract, hire and retain highly skilled personnel; manufacturing or quality control problems; interruptions in our supply chain; disruptions of information technology systems; breaches of our data security; variations in intellectual property laws; challenges associated with conducting business globally, including political or economic instability, major hostilities or terrorism; costs and delays resulting from the extensive pharmaceutical regulation to which we are subject or delays in governmental processing time due to travel and work restrictions caused by the COVID-19 pandemic; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage;

significant sales to a limited number of customers; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets;

•
compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory environments; increased legal and regulatory action in connection with public concern over the abuse of opioid medications and our ability to reach a final resolution of the remaining opioid-related litigation; scrutiny from competition and pricing authorities around the world, including our ability to successfully defend against the U.S. Department of Justice (“DOJ”) criminal charges of Sherman Act violations; potential liability for patent infringement; product liability claims; failure to comply with complex Medicare and Medicaid reporting and payment obligations; compliance with anti-corruption sanctions and trade control laws; environmental risks; and the impact of Environmental, Social and Governance (“ESG”) issues;

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
North America
Our North America segment includes the United States and Canada.
We are one of the leading generic pharmaceutical companies in the United States. We market over 550 generic prescription products in more than 1,600 dosage strengths, packaging sizes and forms, including oral solid dosage forms, injectable products, inhaled products, transdermal patches, liquids, ointments and creams. Most of our generic sales in the United States are made to retail drug chains, mail order distributors and wholesalers.
Our wholesale and retail selling efforts are supported by participation in key pharmaceutical conferences as well as focused advertising in professional journals and on leading pharmacy websites. We continue to strengthen consumer awareness of the benefits of generic medicines through partnerships and digital marketing programs.
Our specialty portfolio in North America focuses on three main areas: central nervous system (“CNS”), respiratory and oncology.
Our CNS portfolio includes AJOVY for the preventive treatment of migraine in adults, AUSTEDO for the treatment of neurodegenerative and movement disorders – chorea associated with Huntington’s disease and tardive dyskinesia and COPAXONE, which is still among the leading products for the treatment of multiple sclerosis (“MS”) in North America since it launched nearly 25 years ago. In August 2021, the FDA accepted the new drug application (“NDA”) for risperidone LAI for the treatment of schizophrenia, based on phase 3 data from two pivotal studies.
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
Europe
Our Europe segment includes the European Union, the United Kingdom and certain other European countries.
We are one of the leading generic pharmaceutical companies in Europe. We are among the top three generic pharmaceutical companies in a number of European markets, including some of the largest markets in the European Union. No single country in Europe represents more than 20% of our total European generic revenues, and therefore we are not highly dependent on any single country that could be affected by pricing reforms or changes in regulations and public policy.

Despite their diversity and highly fragmented nature, the European markets share many characteristics that allow us to leverage our pan-European presence and broad portfolio. Global customers are important partners in our generic business and are expanding across Europe, although customer consolidation is lower than in the United States. We are one of a few generic pharmaceutical companies with a pan-European footprint, while most of our competitors focus on a select few markets or business lines.
Our OTC portfolio in Europe includes global brands such as SUDOCREM
®
as well as local and regional brands such as NasenDuo
®
in Germany and FLEGAMINA
®
in Poland.
Our specialty portfolio in Europe focuses on three main areas: CNS (including migraine), respiratory and oncology. Our leading product, COPAXONE, continues to be among the leading products for the treatment of MS, though new treatments are being introduced to various markets in Europe. AJOVY was granted EU marketing authorization in 2019 and, as of December 31, 2021, we have launched AJOVY in most European countries and we are moving forward with plans to launch in other European countries.
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
Our specialty portfolio in our International Markets segment focuses on three main areas: CNS, respiratory and oncology.
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
Generic Medicines
Generic medicines are the chemical and therapeutic equivalents of originator medicines and are typically more affordable in comparison to the originator’s products. Generics are required to meet similar governmental requirements as their brand-name equivalents, such as those relating to current Good Manufacturing Practices (“cGMP”), manufacturing processes and health authorities’ inspections, and must receive regulatory approval prior to their sale in any given country. Generic medicines may be manufactured and marketed if relevant patents on their brand-name equivalents (and any additional government-mandated market exclusivity periods) have expired or have been challenged or otherwise circumvented.

We develop, manufacture and sell generic medicines in a variety of dosage forms, including tablets, capsules, injectables, inhalants, liquids, transdermal patches, ointments and creams. We offer a broad range of basic chemical entities, as well as specialized product families, such as sterile products, hormones, high-potency drugs and cytotoxic substances, in both parenteral and solid dosage forms. We also offer generic products with medical devices and combination products.
Our generics business has a wide-reaching commercial presence. We have a top three leadership position in many countries, including the United States and some key European markets. We have a robust product portfolio, comprehensive R&D capabilities and product pipeline and a global operational network, which enables us to execute key generic launches to further expand our product pipeline and diversify our revenue stream. We use these capabilities to help overcome price erosion in our generics business.
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
Between 2017 and 2019, we substantially optimized our global generics portfolio, particularly in the United States, through product discontinuation and price adjustments, with a focus on increasing profitability. This resulted in the restructuring and optimization of our manufacturing and supply network, including the closure or divestment of a significant number of manufacturing plants around the world. We are continuing our ongoing efforts regarding network consolidation activities.
In markets such as the United States, the United Kingdom, Canada, the Netherlands and Israel, generic medicines may be substituted by the pharmacist for their brand name equivalent or prescribed by International Nonproprietary Name (“INN”). In these so-called “pure generic” markets, physicians and patients have little control over the choice of generic manufacturer, and consequently generic medicines are not actively marketed or promoted to physicians or consumers. Instead, the relationship between the manufacturer and pharmacy chains and distributors, health funds and other health insurers is critical. Many of these markets have automatic substitution models when generics are available as alternatives to brands. In Russia, Turkey, Ukraine, Kazakhstan and certain Latin American and European countries, generic medicines are generally sold under brand names alongside the originator brand. These markets are referred to as “branded generic” markets and in certain cases are “out of pocket” markets in which consumers can pay for a particular branded generic medicine (as opposed to government or privately funded medical health insurance), often at the recommendation of their physician. Branded generic products are actively promoted and a sales force is necessary to create and maintain brand awareness. Other markets, such as Germany, Japan, France, Italy and Spain, are hybrid markets with elements of both approaches.
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

In November 2019 and February 2020, we launched Truxima (rituximab-abbs), a biosimilar to Rituxan
®
(rituximab), in the United States and in Canada, respectively. It is our first oncology biosimilar product in the United States and is the first rituximab biosimilar to be approved in the United States.
In January 2020 and March 2020, we launched Herzuma
®
(trastuzumab-pkrb), a biosimilar to Herceptin
®
(trastuzumab), in Canada and the United States, respectively.
We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including phase 3 clinical trials for biosimilars to Prolia
®
(denosumab), Stelara
®
(ustekinumab) and Xolair
®
(omalizumab), a biosimilar to Lucentis
®
(ranibizumab) that is currently under European regulatory review and a biosimilar to Humira
®
(adalimumab) that is currently under U.S. regulatory review.
Specialty Medicines
Our specialty medicines business, which is focused on delivering innovative solutions to patients and providers via medicines, devices and services in key regions and markets around the world, includes our core therapeutic areas of CNS (with a strong emphasis on MS, neurodegenerative disorders, neuropsychiatry, movement disorders and migraine) and respiratory medicines (with a focus on asthma and COPD). We also have specialty products in oncology and selected other areas.
We deploy medical and sales and marketing professionals within specific therapeutic areas who seek to address the needs of patients and healthcare professionals. We tailor our patient support, payer relations and medical affairs activities to the distinct characteristics of each therapeutic area and medicine.
The U.S. market is the most significant market in our specialty business. In Europe and International Markets, we leverage existing synergies between our specialty business and our generics and OTC businesses. Our specialty presence in International Markets is mainly built on our CNS, respiratory and oncology medicines.
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
Below is a description of our key specialty products:
CNS (including Movement Disorders and Migraine)
Our
CNS
portfolio includes AJOVY for the preventive treatment of migraine, AUSTEDO for the treatment of tardive dyskinesia and chorea associated with Huntington’s disease and COPAXONE for the treatment of relapsing forms of MS.
AJOVY

•
AJOVY (fremanezumab-vfrm) injection is a fully humanized monoclonal antibody that binds to calcitonin gene-related peptide (“CGRP”) and it is indicated for the preventive treatment of migraine in adults. AJOVY was launched in the U.S. in 2018. AJOVY was approved in Canada in April 2020.

•	During 2019, AJOVY was granted a marketing authorization in the European Union by the European Medicines Agency (“EMA”) in a centralized process and began receiving marketing authorizations in various countries in our International Markets segment. AJOVY was launched in Japan in August 2021. By the end of 2021, we launched AJOVY in most European countries and in certain International Markets countries. We are moving forward with plans to launch in other countries around the world.

•
Our auto-injector device for AJOVY became commercially available in the U.S. in April 2020 and in Canada in April 2021. We have also received approval from the EMA for AJOVY’s auto-injector submission in the European Union in October 2019, and we commenced launch in March 2020.

•	AJOVY is the only anti-CGRP subcutaneous product indicated for quarterly treatment.

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

•
We have filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court was stayed pending resolution of the IPR petitions. On February 18, 2020, the PTAB issued decisions on the first six IPRs, finding the six composition of matter patents invalid as being obvious. On March 31, 2020, the PTAB issued a decision upholding the three method of treatment patents. On August 16, 2021, the Court of Appeals for the Federal Circuit affirmed all of the PTAB’s decisions. The litigation is proceeding as to the three method of treatment patents and a trial is expected in 2022. We also filed another suit against Lilly on June 8, 2021, asserting two patents recently granted to Teva, related to the treatment of refractory migraine. Lilly responded to the complaint with a motion to dismiss, which Teva is opposing. In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

AUSTEDO

•
AUSTEDO (deutetrabenazine) is a deuterated form of a small molecule inhibitor of vesicular monoamine 2 transporter, or VMAT2, that is designed to regulate the levels of a specific neurotransmitter, dopamine, in the brain. The FDA granted deutetrabenazine New Chemical Entity exclusivity until April 2022 and Orphan Drug exclusivity for the treatment of chorea associated with Huntington’s disease until April 2024.

•
AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia in adults, which is a debilitating, often irreversible movement disorder caused by certain medications used to treat mental health or gastrointestinal conditions.

•
AUSTEDO was launched in China for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia in early 2021. In October 2021, we received marketing approval for both indications in Brazil. We continue with additional submissions in various other countries around the world.

•
AUSTEDO is protected in the United States by seven Orange Book patents expiring between 2031 and 2038 and in Europe by two patents expiring in 2029. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1, 2021, we filed a complaint against Aurobindo, asserting six of the Orange Book patents, and a separate complaint against Lupin, asserting four of the Orange Book patents. The suits were filed in the U.S. District Court for the District of New Jersey. The seventh patent was issued in November 2021, and listed in the Orange Book in December 2021. In addition, Apotex has filed a petition for IPR by the PTAB of the patent covering the deutetrabenazine compound that expires in 2031. We responded to that petition on December 15, 2021.

COPAXONE

•
COPAXONE (glatiramer acetate injection) continues to play a major role in the treatment of MS in the United States (according to IQVIA data as of late 2021). COPAXONE is indicated for the treatment of patients with relapsing forms of MS (“RMS”), including the reduction of the frequency of relapses in relapsing-remitting multiple sclerosis (“RRMS”), including in patients who have experienced a first clinical episode and have MRI features consistent with MS.

•
COPAXONE is believed to have a unique mechanism of action that works with the immune system, unlike many therapies that are believed to rely on general immune suppression or cell sequestration to exert their effect. COPAXONE provides a proven mix of efficacy, safety and tolerability.

•
One European patent protecting COPAXONE 40 mg/mL was found invalid by the Board of Appeal of the European Patent Office in September 2020. Two additional patents expiring in 2030 were found invalid at the European Patent Office in December 2021. In certain countries, Teva remains in litigation against generic companies on an additional COPAXONE 40 mg/mL patent that expires in 2030.

•
In December 2018, Teva sued Pharmascience regarding its application to sell a generic version of COPAXONE in Canada. In December 2020, the Canadian Federal Court issued a decision finding the 2028 method of use patent invalid and the 2030 dosing regimen patent valid and infringed. In January 2022, the Canadian Federal Court of Appeals affirmed Teva’s victory against Pharmascience on the 2030 dosing regimen patent. A re-examination proceeding initiated by Pharmascience at the Canadian Patent office that had been stayed, may resume. We previously settled our Canadian litigation with Sandoz, regarding their application for a generic version of COPAXONE in Canada. Additionally, a case against Mylan with respect to its Canadian application for a generic version of COPAXONE was stayed pending the outcome of the Pharmascience appeal, and may resume. Mylan’s 24-month stay for its product will likely be extended at least until 2023.

•
The market for MS treatments continues to develop, particularly with generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
.

Oncology
Our specialty
oncology
portfolio includes BENDEKA / TREANDA
®
, GRANIX
®
and TRISENOX
®
in the United States and LONQUEX
®
, TEVAGRASTIM
®
/RATIOGRASTIM
®
and TRISENOX outside the United States.
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

•
There are 16 patents listed in the U.S. Orange Book for BENDEKA with expiry dates between 2026 and 2031. In September 2019, a patent infringement action against four of six ANDA filers for generic versions of BENDEKA was tried in the U.S. District Court for the District of Delaware. On April 27, 2020, the district court upheld the validity of all of the asserted patents and found that all four ANDA filers infringe at least one of the patents. Three of the four ANDA filers appealed the district court decision. Teva settled with one of the three ANDA filers, and on August 13, 2021, the Federal Circuit issued a Rule 36 affirmance of the district court decision with respect to the other two filers. On December 14, 2021, Apotex filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. Litigation against the fifth ANDA filer was dismissed after the withdrawal of its patent challenge, and the case against a sixth ANDA filer was also settled. Recent suits against two filers of 505(b)(2) NDAs referencing BENDEKA are also in initial stages of litigation.

•
Additionally, in July 2018, Teva and Eagle filed suit against Hospira, Inc. (“Hospira”) related to its 505(b)(2) NDA referencing BENDEKA in the U.S. District Court for the District of Delaware. On December 16, 2019, the district court dismissed the case against Hospira on all but one of the asserted patents, which expires in 2031. The trial on the remaining asserted patent has been postponed and is scheduled to begin on April 25, 2022.

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
Our legacy products include ProAir and QVAR:

•
ProAir HFA
(albuterol sulfate) is an inhalation aerosol with dose counter and is indicated for patients four years of age and older for the treatment or prevention of bronchospasm with reversible obstructive airway disease and for the prevention of exercise-induced bronchospasm. ProAir HFA is among the leading quick relief inhalers in the United States. In January 2019, we launched our own ProAir authorized generic in the United States following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Other generic versions of ProAir were launched in 2020.

•
ProAir RespiClick
(albuterol sulfate) inhalation powder is a breath-actuated, multi-dose, dry-powder, short-acting beta-agonist inhaler for the treatment or prevention of bronchospasm with reversible obstructive airway disease and for the prevention of exercise-induced bronchospasm in patients four years of age and older.

•
QVAR
(beclomethasone dipropionate HFA) is indicated as a maintenance treatment for asthma as a prophylactic therapy in patients five years of age or older. QVAR is also indicated for asthma patients who require systemic corticosteroid administration, where adding QVAR may reduce or eliminate the need for systemic corticosteroids. Three generic manufacturers have filed ANDAs for the metered-dose inhaler (“MDI”) presentation of QVAR. We are currently asserting our patents against two of those ANDA filers in the U.S. District Court for the District of New Jersey. On November 29, 2021, the district court held a hearing regarding the interpretation of certain claims terms, and the decision is pending. No trial date has been set for these pending lawsuits.

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

Below is a description of key products in our specialty pipeline:

	Phase 2	Phase 3	Pre-Submission	Under Regulatory Review
Novel Biologics	TEV-48574 Irritable Bowel Syndrome	Fasinumab Osteoarthritic Pain (March 2016) (1)
TEV-53275 Respiratory
Small Molecules		Deutetrabenazine Dyskinesia in Cerebral Palsy (September 2019)		Risperidone LAI Schizophrenia (2)
Digital Respiratory			Digihaler ® (budesonide and formoterol fumarate dihydrate) (EU)
QVAR ® Digihaler ® (beclomethasone dipropionate HFA)(U.S.)

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

Active treatment of patients with fasinumab, which only involved dosing in an optional second-year extension phase of one trial, has been discontinued following a recommendation from the fasinumab program’s Independent Data Monitoring Committee that the program should be terminated, based on available evidence obtained to date. The core efficacy data has already been obtained to support potential fasinumab regulatory filings. Long-term safety data is expected to be discussed with the FDA in 2022.

Currently, all non-essential activities and related expenditures for fasinumab have been put on hold. Next steps will be assessed together with Regeneron, with the intention of discussing data with the FDA.

(2)	Developed under a license agreement with MedinCell. In August 2021, the FDA accepted the NDA for risperidone LAI, based on phase 3 data from two pivotal studies.
During 2021, development of the following projects was discontinued:

•	fremanezumab for fibromyalgia and for an additional indication; and

•	deutetrabenazine for an additional indication.
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
A strong focus for Teva is the development of new generic medicines. We develop generic products for our North America, Europe and International Markets segments. Our focus is on developing complex formulations with complex technologies, which have higher barriers to entry. Generic R&D activities, which are carried out in development centers located around the world, include product formulation, analytical method development, stability testing, management of bioequivalence, bio-analytical studies, other clinical studies and registration of generic drugs in all of the markets where we operate. We also operate several clinics where most of our bioequivalent studies are performed as well as most of our phase 1 studies for specialty and biosimilar products. We have more than 1,100 generic products in our pre-approved global pipeline, which includes products in all stages of the approval process: pre-submission, post-submission and after tentative approval.
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
Our specialty R&D product pipeline is focused on biologic and select small molecule products. Specialty development activities include preclinical assessment (including toxicology, pharmacokinetics, pharmacodynamics and pharmacology studies), clinical development (including pharmacology and the design, execution and analysis of global safety and efficacy trials), as well as regulatory strategy to deliver registration of our pipeline products. We develop novel specialty products in our core therapeutic and disease focus areas. We have neuroscience projects in areas such as migraine, movement disorders/neurodegeneration and neuropsychiatry. Our immunology projects are focused on respiratory medicines and include both novel compounds and delivery systems designed to address unmet patient needs.
Our API R&D division focuses on the development of processes and physical compound characterization for the manufacturing of APIs, including intermediates, synthetic and fermentation products, for both our generic and proprietary drugs. Our facilities in various locations worldwide include two large development centers focusing on synthetic products, three centers with specific expertise specializing in fermentation and semi-synthetic products, a center for oligonucleotides and peptides and centers for high-potency APIs. Our substantial investment in API R&D generates a steady flow of API products, supporting the timely introduction of generic products to market in compliance with increasing regulatory requirements. The API R&D division also seeks methods to continuously reduce API production costs, enabling us to improve our cost structure.
While our focus is on internal growth that leverages our R&D capabilities, we have entered into, and expect to pursue, in-licensing, acquisition and partnership opportunities to supplement and expand our existing specialty and biosimilar pipeline (e.g., the transactions with Alvotech and Modag). In parallel, we evaluate and expand the development scope of our existing R&D pipeline products as well as our existing products for submission in additional markets.
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

•
pharmaceutical manufacturing facilities approved by the FDA, EMA and other regulatory authorities located around the world, which offer a broad range of production technologies and the ability to concentrate production in order to achieve high quality and economies of scale; and

•
high-volume, technologically advanced distribution facilities for solid dosage forms, injectable and blow-fill-seal, which are available in North America, Europe, Latin America, India and Israel and that allow us to deliver new products to our customers quickly and efficiently, providing a cost-effective, safe and reliable supply.

These capabilities provide us with the means to respond on a global scale to a wide range of therapeutic and commercial requirements of patients, customers and healthcare providers.

Pharmaceutical Production
We operate 40 finished dosage and packaging pharmaceutical plants in 27 countries. These plants manufacture solid dosage forms, sterile injectables, liquids, semi-solids, inhalers, transdermal patches and other medicinal products. In 2021, we produced approximately 76 billion tablets and capsules and approximately 680 million sterile units.
The manufacturing sites located in North America, Europe, Latin America, India and Israel make up the majority of our production capacity.
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
We currently have 13 API production facilities, producing approximately 350 APIs in various therapeutic areas. Our API intellectual property portfolio includes hundreds of granted patents and pending applications worldwide.
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
Our API facilities are required to comply with applicable cGMP requirements under U.S., European, Japanese and other applicable quality standards. Our API plants are regularly inspected by the FDA, European agencies and other authorities, as applicable.
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
Environment, Health and Safety
We are committed to business practices that promote socially and environmentally responsible economic growth. During 2021, we continued to make significant progress on our ESG strategy.
On Environment, Health and Safety (“EHS”), among other things, in 2021:

•
we continued the implementation of our global EHS management system in all countries where we operate, which promotes proactive compliance with applicable EHS requirements, establishes EHS standards throughout our global operations and helps drive continuous improvement in our EHS performance;

•	proactively evaluated EHS compliance through self-evaluation and an internal and external audit program, addressing non-conformities through appropriate corrective and preventative action; and

•	continued to promote climate change mitigation and adaptation strategy according to international standards.
Please see the section entitled “Environmental” from our Teva 2020 ESG Progress Report (which is located on our website) for more detailed information regarding our environmental goals. Nothing on our website, including our 2020 ESG Progress Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the Securities and Exchange Commission.
Quality
We are committed not only to complying with quality requirements but to developing and leveraging quality as a competitive advantage. In 2021, we completed numerous inspections by various regulatory agencies of our finished dosage pharmaceutical and API plants and we actively engaged in discussions with authorities to mitigate drug shortages and participated in several industry-wide task forces. We continue to focus on maintaining a solid and sustainable quality compliance foundation, as well as making quality a priority to foster continuous compliance. We seek to ensure that quality is an embedded part of our corporate culture and is reflected in all of our daily operations, delivering reliable and high quality products.
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
The European market continues to be even more competitive, especially in terms of pricing, higher quality standards, customer service and portfolio relevance. We are one of only a few companies with a pan-European footprint, while most of our European competitors focus on a limited number of selected markets or business lines. Our leadership position in Europe allows us to be a reliable partner to fulfill the needs of patients, physicians, pharmacies, customers and payers.
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
The biosimilars market is also highly competitive and continues to evolve as intellectual property protections for biological products continue to expire in the United States. While we believe that our biologics knowledge and experience provide us with competitive advantages, we anticipate significant competition in the biosimilar space. Risks related to commercialization of our prospective biosimilars include the number of competitors, potential for steeper than anticipated price erosion, and intellectual property challenges that may impact timely commercialization. There is also a risk of lower or slower uptake due to various factors that may differ among biosimilars such as competitive practices, physician hesitancy to prescribe biosimilars for certain therapeutic areas, and level of financial incentives (payer or government). We anticipate that the downward pressure on uptake may ease in the future as physicians and payers become increasingly aware of the benefits of biosimilars and more comfortable prescribing them.
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
Oversight
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
Employees
As of December 31, 2021, Teva’s workforce consisted of 37,537 employees. As a global company, we have employees in 58 countries around the world, representing a wide range of nationalities. In certain countries, we are party to collective bargaining agreements with certain groups of employees.
The following table presents our workforce headcount by employment type:

	December 31,
	2021	2020	2019
Full-time	34,713	37,100	38,130
Part-time	1,266	1,272	1,158
Contractor	1,558	1,844	1,497
Total	37,537	40,216	40,785
Total full time equivalent	37,037	39,717	40,039
The following table presents our workforce headcount by geographic area (excluding contractors):

	December 31,
	2021	2020	2019
North America	6,302	6,918	7,336
Europe	18,122	18,569	18,207
International Markets (excluding Israel)	7,955	9,210	9,408
Israel	3,600	3,675	4,337
Total (excluding contractors)	35,979	38,372	39,288
We monitor our employee turnover on an ongoing basis, as it is an important indicator in connection with our human capital management that informs our understanding of our retention, recruitment and talent engagement. Recently, we have been monitoring our turnover rates even more closely due to the current labor market dynamics and the increased external competition for talent observed globally.
Inclusion and Diversity
Inclusion and diversity are essential to our ability to innovate and to grow our business. We strive to create and sustain an inclusive and diverse work environment.
Teva’s Position on Inclusion and Diversity outlines our commitment to establishing a comfortable, open environment across all business units, for all employees. We foster an inclusive work environment that allows all people to express themselves and realize their full potential. Our Inclusion and Diversity (“I&D”) framework, governed by our I&D task force, provides a foundation for embedding I&D across our business. We focus on gender pay equity and increase manager awareness by providing relevant training in connection with our annual performance and compensation cycle. In addition, we support recruitment, development and retention of individuals with diverse backgrounds. Our I&D task force monitors and assesses our I&D programs and efforts, using regular surveys and feedback to strengthen and adapt our programs, as needed. We seek to support our inclusive and diverse culture through employee resource groups (“ERGs”), mentoring programs, sponsorship, and training, among other things. For instance, we developed a global mentoring program for women, aimed at advancing women to senior leadership positions. In the U.S., the Teva Employee Resource Group Network represents ten distinct ERGs, which have a key role in creating a culture of inclusion and bringing together employees with shared characteristics and life experiences. These ERGs foster opportunities for networking, mentoring, collaboration, community outreach, career development, leadership training and cultural exchanges. Currently, our ERGs include groups for women, men, Black Heritage, Latinx, Asian Pacific Americans, Abilities (individuals with disabilities), Veterans, LGBTQ+, Parenting, and MERGE (multigenerational). In Europe, we have developed a mentoring program to foster inclusion across leadership, create a pipeline for employees of different levels and encourage talent diversity. In addition, we provided mandatory training for all employees globally on unconscious bias and include an inclusive leadership module in all Teva leadership development programs.
The following table presents percentage of our global employee population identifying as female and male, as of December 31, 2021:

	Female	Male
Total employees	46%	54%
Managers	48%	52%
Senior management	29%	71%
Health and Safety
The health, safety and well-being of our employees is critical to our ability to supply medicines to our patients. Our Environment, Health, Safety and Sustainability Policy and global Environment Health and Safety Management System guide our employee health and safety practices. We have implemented this system, which often exceeds regulatory requirements, to provide a global standard of care.
We prioritize the safety and well-being of our employees as they face both mental and physical challenges related to the COVID-19 pandemic. Our employees have demonstrated great resilience during the pandemic and we continue to provide resources to support their well-being.
At the onset of the pandemic, we quickly established a comprehensive management system to control risks and support employees. Dedicated teams procured personal protective equipment, cleaning and disinfectant agents and other consumables. We reduced the number of employees present in our facilities to enable social distancing by introducing virtual solutions and flexible work arrangements. Operational controls procedures outlined minimum standards for a range of activities, including essential business travel, risk reduction through onsite controls, protection of vulnerable colleagues, information, instruction and training for everyone entering physical sites, visitor and contractor screenings, case reporting and management, and facility cleaning. Those working from home received detailed ergonomic guidelines and were encouraged to use office equipment for their remote setup.
During 2021, in countries where it was safe and appropriate, we took a gradual and cautious approach to returning employees to office locations. Employees generally returned in a hybrid “capsule” approach. A limited number of employees would come to the office on the same set days per week to mitigate exposure and to enable social distancing. In addition, in countries where it was safe and appropriate to return fully to the office, we updated our global remote work policy, for relevant employees, allowing employees to work remotely for up to two days per week, instead of one day per week.
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
Our Teva Grow program for employees provides development in essential soft skills, success in a global setting and company knowledge. We also provide an extensive catalog of lessons from an online learning platform. For Teva managers, we refreshed our development programs to develop the skills, capabilities and mindset required of managers, taking into account the challenges of a disruptive environment.
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
We focus on succession planning through global and local talent review processes that identify and accelerate successors’ readiness to fill senior positions across Teva. In order to measure our success at promoting talent from inside our organization, we track the proportion of positions filled with internal candidates and other related statistics.
Compensation, Benefits and Wellness
We provide competitive compensation, health and retirement programs for our employees. We offer variable pay in the form of bonuses and stock-based compensation for eligible employees and have one global annual bonus plan.
Through practical tools and local programs, we address the physical, financial, social and mental health needs of our employees and their families. We offer programs and initiatives that promote healthy diet, physical activity and mental well-being, such as annual medical check-ups and examinations across many markets. For example, our organizations in many countries introduced or expanded employee assistance programs (EAPs) to cover psychological support and counseling for employees and their families. In Europe, we launched a health and well-being program for all employees, sharing new activities and information across the region. The program has five key pillars, comprised of stress management, sleep, relaxation, nutrition and movement.
Employee Engagement and Satisfaction
To understand whether our human capital strategies are effective and are resonating with our employees, and where we can improve, we conduct an annual employee survey. In 2020, in the midst of the COVID-19 pandemic, 86% of our employees completed the survey. In 2021, we saw the same high participation rate of 86%. Results of the survey show that employee engagement levels continue to be high. Employees feel connected with Teva’s mission and values, are confident in Teva’s positive impact on society, and believe they are treated with respect. In addition, they feel they are able to be themselves at work, they are treated fairly regardless of personal background or characteristics, and that Teva promotes a culture of diversity and inclusiveness.
Management reviews the survey results closely to determine areas for improvement and creates action plans to address any gaps. Survey results are communicated to employees though global communications and town halls and shared with our Board of Directors.
Please see the section entitled “Social” from our Teva 2020 ESG Progress Report (which is located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our 2020 ESG Progress Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the Securities and Exchange Commission.

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
The federal CSA and its implementing regulations establish a closed system of controlled substance distribution for legitimate handlers. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes controlled substances into one of five schedules—Schedule I, II, III, IV, or V—with varying qualifications for listing in each schedule. Facilities that manufacture, distribute, conduct chemical analysis, import or export any controlled substance must register annually with the DEA. The DEA performs an inspection of all entities requesting a DEA registration prior to issuing a controlled substance registration for review of the facility and material security, material handling procedures, record keeping, and reporting procedures. The DEA also performs cyclical inspections of all DEA registrants to review accountability, record keeping, and security. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action, such as civil penalties, refusal to renew necessary registrations or the initiation of proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.
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
Products manufactured outside the United States and marketed in the United States are subject to all of the above regulations, as well as to FDA, DEA and U.S. customs regulations at the port of entry. Products marketed outside the United States that are manufactured in the United States are additionally subject to various export statutes and regulations, as well as regulation by the country in which the products are to be sold.
Our products also include biopharmaceutical products that are comparable to brand-name biologics, as well as products that are approved as biosimilar versions of brand-name biological products. While regulations are still being developed by the FDA relating to the Biologics Price Competition and Innovation Act of 2009, which created a statutory pathway for the approval of biosimilar versions of brand-name biological products and a process to resolve patent disputes, the FDA has issued guidance to provide a roadmap for development of biosimilar products.
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
The Patient Protection and Affordable Care Act and Certain Government Programs
The Patient Protection and Affordable Care Act (“ACA”) of 2010 represented the most significant health care reform in the United States in over thirty years. It was passed to require individuals to have health insurance and to control the rate of growth in healthcare spending through, among other things, stronger prevention and wellness measures, increased access to primary care, changes in healthcare delivery systems and the creation of health insurance exchanges. Enrollment in the health insurance exchanges began in October 2013. However, the individual mandate was subsequently repealed by Congress in the tax reform bill signed into law in December 2017. On June 17, 2021, the Supreme Court dismissed challenges to the constitutionality of the ACA. The current administration has focused on improving the quality and availability of health insurance coverage under the ACA through legislative action.
The ACA requires the pharmaceutical industry to share in the costs of reform by increasing Medicaid rebates, expanding Medicaid rebates to Medicaid managed care programs and funding of pharmaceutical costs for Medicare patients in excess of the prescription drug coverage limit and below the catastrophic coverage threshold. Commencing 2019, pharmaceutical companies are responsible for funding 70% of the patient obligation for branded prescription pharmaceuticals in this gap, or “donut hole.” Additionally, an excise tax was levied against certain branded pharmaceutical products. The tax is specified by statute to be approximately $2.8 billion in 2019 and each year thereafter. The tax is apportioned to qualifying pharmaceutical companies based on an allocation of their governmental programs as a portion of total pharmaceutical government programs.
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
During 2021, we continued to register products in the European Union, primarily using the decentralized procedure (simultaneous submission of applications to chosen member states). We continue to use, on occasion, the mutual recognition and centralized procedures.
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
In November 2020 the European Commission published a “Pharmaceutical strategy for Europe,” which sets out a suite of policies that will shape the future European regulatory environment. These wide-ranging policies represent a multi-year program aimed, through review and revision of existing legislation, to provide a flexible regulatory system that, amongst other things, will lead to accelerated availability of medicines and promote sustainability of that system.
Medical Devices
Although not subject to FDA regulation as standalone medical devices, certain of our products are regulated as medical devices in the European Union. In 2017, the European Union adopted the European Union Medical Device Regulation (“EU MDR”), replacing the prior European Union Medical Device Directive (“EU MDD”) framework. The EU MDR specifies new risk classification rules, as well as changes to clinical studies, post-marketing surveillance, device traceability and oversight by notified bodies. The EU MDR became applicable on May 26, 2021. Devices certified under the prior EU MDD regime may continue to be first placed on the market whilst their certificates remain valid provided there are no significant changes in the design or intended purpose; however, any devices placed on the market for the first time after May 27, 2024 must comply in full with EU MDR. From May 27, 2025 all medical devices sold in the European Union must be fully MDR compliant. In the U.K., the EU MDD, as adopted into U.K. law, remains applicable to all medical devices.
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
Whether or not we, or our partners, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of such product in those countries. The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In addition, we, and our partners, may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws, as well as laws and regulations requiring transparency of pricing and marketing information and governing the privacy and security of personal information. Several countries in which we market have enacted privacy regulation. In 2021, new privacy legislation took effect in The People Republic of China, South Africa and Belarus. We and our partners are implementing measures as needed to comply with such privacy requirements.
If we, or our partners, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Miscellaneous Regulatory Matters
We are subject to various national, regional and local laws of general applicability, such as laws regulating working conditions. We are also subject to country specific data protection laws and regulations applicable to the collection and processing of personal data around the world. In addition, we are subject to various national, regional and local environmental protection laws and regulations, including those governing the emission of material into the environment. We are also subject to various national, regional and local laws regulating how we interact with healthcare professionals and representatives of government that impact our promotional and other commercial activities. Additionally, we may be subject in the future to various new national, regional and local laws and regulations, such as the NIS2 Directive and the EU Data Governance Act, which could impact our business activities.
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
As a practical result of the “Schrems II” ruling by the European Court of Justice, which invalidated the adequacy of the EU-US Privacy Shield Certification Programme under the EU General Data Protection Regulation (“GDPR”), the European Data Protection Board has clarified that companies must verify, on a case-by-case basis, and in collaboration with data importers outside the EEA, whether the law of the importer’s country ensures a level of protection for the personal data that is essentially equivalent to the EEA’s protections. If not, data exporters will need to assess whether they can implement supplementary measures to help ensure the requisite level of protection. As a result, companies are now required to conduct and document comprehensive data transfer assessments before allowing any personal data to flow from the EU to outside the EU under one of the permitted mechanisms of Chapter V of the GDPR, and if supplementary measures cannot address an adequate level of protection, then such transfers shall be restricted. Teva continues to align our data mapping documentation and conduct such data transfer assessments in line with these requirements and to update existing Standard Contractual Clauses allowing for data transfers to align with the new templates released by the European Commission in 2021.
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
Our 2021 ESG Progress report, which will provide enhanced ESG disclosures, is expected to be published in May 2022. Information in our ESG Progress Report shall not be deemed incorporated by reference into this Annual Report or any other filing with the SEC.

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
In 2021, total revenues from sales of our generic medicines in all our business segments were $8,986 million, or 57% of our total revenues. Generic pharmaceuticals are, as a general matter, less profitable than specialty pharmaceuticals, and have faced price erosion in each of our business segments, placing even greater importance on our ability to continually introduce new products. We have become more dependent on sales of our generics medicines and are increasingly subject to market and regulatory factors and other risks affecting generic pharmaceuticals worldwide.
During 2020 and 2021, our business was impacted by increased volatility in demand and fluctuations in overall prescription volumes due in large part to the COVID-19 pandemic. The effects of the COVID-19 pandemic may continue in 2022. Due to the volume of our generic portfolio and global nature of our supply chain, we have experienced supply discontinuities due to regulatory actions, labor disturbances and approval delays, which had an impact on our ability to timely meet demand in certain instances. These adverse market forces have a direct impact on our overall performance. Any such COVID-19 related or other disruptions could have a material adverse impact on our business and our results of operation and financial condition.
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
A significant portion of our sales are made to relatively few U.S. retail drug chains, wholesalers, managed care purchasing organizations, mail order distributors and hospitals. These customers have undergone significant consolidation and formed various commercial alliances in recent years, which may continue to increase the pricing pressures that we face in the United States. Additionally, the emergence of large buying groups, and the prevalence and influence of managed care organizations and similar institutions, have increased pressure on price, as well as terms and conditions required to do business. Certain of these Group Purchasing Organizations (“GPOs”) have been making aggressive requests for pricing proposals and established commercial alliances resulting in greater bargaining power. Due to such consolidation and subsequent changes in these commercial alliances, there are three large GPOs that account for approximately 80% of generics purchases in the United States. We expect the trend of increased pricing pressures from our customers and price erosion in the U.S. generics market to continue.
The traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants. For example, in 2020 Amazon.com launched its pharmaceutical distribution business and in November 2020, Mylan and Pfizer’s Upjohn completed a merger of their businesses by forming Viatris Inc. In addition, several major hospital systems in the United States announced a plan to form a nonprofit company that will provide U.S. hospitals with a number of generic drugs. These changes to the traditional supply chain could lead to our customers having increased negotiation leverage and to additional pricing pressure and price erosion.
Our net sales may also be affected by fluctuations in the buying patterns of retail chains, mail order distributors, wholesalers and other trade buyers, whether resulting from seasonality, pricing, wholesaler buying decisions or other factors. Our business was also impacted by increased volatility in demand due in large part to the COVID-19 pandemic and fluctuations in overall market prescription volumes, which may continue in 2022. In addition, since a significant portion of our U.S. revenues is derived from relatively few key customers, any financial difficulties experienced by a single key customer, or any delay in receiving payments from such a customer, could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the U.S. Congress and various state legislatures in the United States have passed, or have proposed passing, legislation that could have an adverse impact on pharmaceutical manufacturers’ ability to (i) settle litigation initiated pursuant to the Hatch-Waxman Act and Biologics Price Competition and Innovation Act (“BPCIA”); (ii) secure the full benefit of first-to-file regulatory approval status secured under the Hatch-Waxman Act; and (iii) change the value of the brand products prior to the launch of generic versions. Hatch-Waxman and BPCIA create various pathways for generic drug manufacturers to secure accelerated approvals of their abbreviated new drug applications and abbreviated biologics license applications. The new laws and proposals from the federal and state governments could serve to change, directly and indirectly, the Hatch-Waxman Act and BPCIA, including the incentives to develop generic and biosimilar products, as well as the ability of generic manufacturers to accelerate the launch of their new generic and biosimilar products. They also could impact the ability of brand manufacturers to protect their investments in the intellectual property associated with their branded specialty and innovative biologic products. Teva continues to monitor these legislative developments and advocate for policies that support both innovation and access to high quality medicines for patients.
We have experienced, and may continue to experience, delays in launches of our new generic products.
Although we believe we have one of the most extensive pipelines of generic products in the industry, in recent years we were unable to successfully execute a number of generic launches and these challenges may continue in the foreseeable future. As a result of delays we have experienced in the timing of launches, we may not be able to realize the economic benefits anticipated in connection with our planned launch timing. If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products in the United States resulting from pricing pressures and accelerated generics approvals for competing products. Such unsuccessful launches can be caused by many factors, including the impact of the COVID-19 pandemic, delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays to execute launches of new generic products could have a material adverse effect on our business, financial condition and results of operations.
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
To the extent that we succeed in being the first to market a generic version of a product, and particularly if we are the only company authorized to sell the generic product during the 180-day period of exclusivity in the U.S. market as provided under the Hatch-Waxman Act, our sales, profits and profitability can be substantially increased in the period following the introduction of such product and prior to a competitor’s introduction of a generic product. Even after the exclusivity period ends, there is often continuing benefit from having the first generic product in the market.

However, the number of generic manufacturers targeting significant new generic opportunities with exclusivity under the Hatch-Waxman Act, or which are complex to develop, has increased in recent years. Additionally, many of the smaller generic manufacturers have increased their capabilities, level of sophistication and development resources in recent years. The FDA has also been limiting the availability of exclusivity periods for new products, which reduces the economic benefit from being first-to-file for generic approvals. The failure to maintain our industry-leading performance in the United States on first-to-file opportunities and to develop and commercialize high complexity generic products could adversely affect our sales and profitability.
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
We aim to be a global leader in biopharmaceuticals. We are developing a product pipeline and manufacturing capabilities for biosimilar products, which are expected to make up an increasing proportion of the high-value generic opportunities in the coming years. The development, manufacture and commercialization of biopharmaceutical products require specialized expertise and are very costly and subject to complex regulation, which is still evolving. Due to the complex process required to develop biosimilars, obstacles and delays may arise that increase the cost of development or force us to abandon a potential product in which we may have invested substantial amounts of time and resources. We were behind many of our competitors in developing biopharmaceuticals and are making and still require significant investments and collaborations with third parties to benefit from these opportunities. Failure to develop and commercialize biopharmaceuticals could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We face intense competition to our specialty pharmaceutical products. Many of our competitors are larger and/or have substantially more experience in the development, acquisition and marketing of branded, innovative and consumer-oriented products. They may be able to respond more quickly to new or emerging market preferences or to devote greater resources to the development and marketing of new products and/or technologies than we can. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, we must demonstrate the benefits of our products relative to competing products that are often more familiar or otherwise better established to physicians, patients and third-party payers. If competitors introduce new products or new variations on their existing products, our marketed products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices. For example:

•
Our future success depends on our ability to maximize the growth and commercial success of AUSTEDO. If our revenues derived from AUSTEDO do not increase as expected or if we lose market share to competing therapies, it may have an adverse effect on our results of operations.

•
AJOVY faces strong competition from two products that were introduced into the market around the same time and are competing for market share in the same space, as well as from other emerging competing therapies, including oral calcitonin gene-related peptide (“CGRP”) products.

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

In addition, our specialty products require much greater use of a direct sales force than does our core generics business. Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. We may also need to enter into co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well-aligned to achieve maximum market penetration. Any failure to attract or retain qualified sales personnel or to enter into third-party arrangements on favorable terms could prevent us from successfully maintaining current sales levels or commercializing new innovative and specialty products. Furthermore, due to the impact of the COVID-19 pandemic, the ability to promote our new specialty products, primarily AJOVY and AUSTEDO, has been impacted by fewer physician visits by patients and fewer physician interactions with our sales personnel as well as the reluctance of physicians to introduce new medication at a time when access to patients may be restricted.
If generic or biosimilar products that compete with any of our specialty products are approved and sold, sales of our specialty products will be adversely affected.
Certain of our leading specialty medicines face patent challenges and impending patent expirations. For example, in January 2019, we launched our own ProAir authorized generic in the United States following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Other generic versions of ProAir were launched in 2020. Eagle has launched a ready-to-dilute bendamustine hydrochloride in June 2018, which directly competes with BENDEKA, in addition to the ANDAs and NDAs that have been filed by competitors in connection with TREANDA and BENDEKA. In July 2021, we filed patent infringement lawsuits against two ANDA filers with respect to certain of the patents listed in the Orange Book for AUSTEDO. In addition, a third generic company has filed a petition for inter partes review (IPR) with the U.S. Patent Office with respect to the AUSTEDO compound patent.
Generic equivalents and biosimilars for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. Legislation enacted in most U.S. states allows or, in some instances, mandates that a pharmacist dispense an available generic equivalent (or interchangeable biosimilar) when filling a prescription for a branded product in the absence of specific instructions from the prescribing physician. Pursuant to the provisions of the Hatch Waxman Act and BPCIA, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic (or biosimilar) products while such litigation is pending. As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic (or biosimilar) product, even if it is still subject to an existing patent. Our specialty products are or may become subject to competition from generic equivalents because our patent protection expired or may expire soon. In addition, we may not be successful in our efforts to obtain additional patent protection for our specialty products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.
Investments in our pipeline of specialty and other products may not achieve expected results.
We must invest significant resources to develop specialty medicines and biosimilars, both through our own efforts and through collaborations with, and in-licensing or acquisition of products from, third parties. We have entered into, and expect to pursue, in-licensing, acquisition and partnership opportunities to supplement and expand our existing specialty and biosimilar pipeline (e.g., the transactions with Regeneron, Alvotech and Modag).
The development of specialty medicines involves processes and expertise different from those used in the development of generic medicines, which increase the risk of failure. For example, the time from discovery to commercial launch of a specialty medicine can be 15 years or more and involves multiple stages, including intensive preclinical and clinical testing and highly complex, lengthy and expensive approval processes, which vary from country to country. The longer it takes to develop a new product, the less time that remains to recover development costs and generate profits. Specialty medicines currently in development include deutetrabenazine for dyskinesia in cerebral palsy, risperidone LAI for schizophrenia and anle138b for multiple system atrophy (“MSA”).
During each stage, we may encounter obstacles that delay the development process and increase expenses, potentially forcing us to abandon a potential product in which we may have invested substantial amounts of time and resources. These obstacles may include preclinical failures, difficulty enrolling patients in clinical trials, delays in completing formulation and other work needed to support an application for approval, adverse reactions or other safety concerns arising during clinical testing, insufficient clinical trial data to support the safety or efficacy of the product candidate and delays or failure to obtain the required regulatory approvals for the product candidate or the facilities in which it is manufactured. For example, during the second quarter of 2021, the development of fremanezumab for an additional indication was discontinued.
When we enter into partnerships and joint ventures with third parties, such as our collaborations with Regeneron, Alvotech and Modag, we face the risk that some of these third parties may fail to perform their obligations or fail to reach the levels of success that we are relying on to meet our revenue and profit goals. There is a trend in the specialty pharmaceutical industry of seeking to “outsource” drug development by acquiring companies with promising drug candidates and we face substantial competition from historically innovative companies, as well as companies with greater financial resources than us, for such acquisition targets.
Our success depends on our ability to develop and commercialize additional pharmaceutical products.
Our financial results depend upon our ability to develop and commercialize additional generic, specialty and biosimilar products in a timely manner, particularly in light of the increasing generic competition to COPAXONE, generic and other competition to our respiratory products, such as ProAir, patent challenges to our specialty products, such as AUSTEDO, and impending patent expirations facing certain of our other specialty medicines, such as TREANDA. Commercialization requires that we successfully develop, test and manufacture pharmaceutical products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory and safety standards; if health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. Developing and commercializing additional pharmaceutical products is also subject to difficulties relating to the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients; preclusion from commercialization by the proprietary rights of others; the costs of manufacture and commercialization; costly legal actions brought by our competitors that may delay or prevent development or commercialization of a new product; and delays and costs associated with the approval process of the FDA and other U.S. and international regulatory agencies.
The development and commercialization process, particularly with respect to specialty and biosimilar medicines, as well as the complex generic medicines that we increasingly focus on, is both time-consuming and costly, and involves a high degree of business risk. Our products currently under development, including deutetrabenazine for dyskinesia in cerebral palsy, risperidone LAI for schizophrenia and anle138b for MSA, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products.
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
Risks related to our substantial indebtedness
We have substantial debt of $23,043 million as of December 31, 2021, which requires significant interest and principal payments, requires compliance with certain covenants and restricts our ability to incur additional indebtedness or engage in other transactions.
Our consolidated debt was $23,043 million at December 31, 2021, compared to $25,919 million at December 31, 2020. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional debt or equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, incur significant transaction fees or include more restrictive covenants. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and note 9 to our consolidated financial statements for a detailed discussion of our outstanding indebtedness.
We may have lower-than-anticipated cash flows in the future, which could further reduce our available cash. Although we believe that we will have access to cash sufficient to meet our business objectives and capital needs, this reduced availability of cash could constrain our ability to grow our business. We may have lower-than-anticipated net income in the future. Our revolving credit facility (“RCF”) contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. Under specified circumstances, including non-compliance with any of the covenants and the unavailability of any waiver, amendment or other modification thereto, we will not be able to borrow under the RCF. Additionally, violations of the covenants, under certain circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes and sustainability-linked senior notes is outstanding, could lead to an event of default under our senior notes and sustainability-linked senior notes due to cross acceleration provisions.
As of December 31, 2021, we were in compliance with all applicable financial ratios. We continue to take steps to reduce our debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. If such covenants will not be met, we believe we will be able to renegotiate and amend the covenants, or refinance the debt with different repayment terms to address such situation as circumstances warrant. Although we have successfully negotiated amendments to our loan agreements in the past, we cannot guarantee that we will be able to amend such agreements on terms satisfactory to us, or at all, if required to maintain compliance in the future. If we experience lower than required earnings and cash flows to continue to maintain compliance and efforts could not be successfully completed on commercially acceptable terms, we may curtail additional planned spending, may divest additional assets in order to generate enough cash to meet our debt requirements and all other financial obligations.
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
Additionally, if the COVID-19 pandemic has a significant impact on our business and financial results for an extended period of time, our credit losses, liquidity and cash resources could be negatively impacted. We may be required to draw down funds from our RCF or pursue additional sources of financing to fund our operations, such as secured financing. If we seek secured financing in excess of the limitation in our debt instruments, we may have to secure our current outstanding debt as well. Capital and credit markets have been disrupted by the crisis and foreign exchanges have experienced increased volatility. As a result, access to additional financing may be challenging and is largely dependent upon evolving market conditions and other factors, which could materially impact our business, results of operations, financial condition and prospects.
We may need to raise additional funds in the future, which may not be available on acceptable terms or at all.
In November 2021, we completed a $5 billion sustainability-linked senior notes offering, using the proceeds to refinance existing debt. We may consider issuing additional debt or equity securities in the future to refinance existing debt or for general corporate purposes, including to fund potential acquisitions or investments. If we issue ordinary equity, convertible preferred equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest and potentially lowering our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.
If our credit ratings are further downgraded by leading rating agencies, we may not be able to raise debt or borrow funds in amounts or on terms that are favorable to us, if at all.
Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings at any time will reflect each rating organization’s then opinion of our financial strength, operating performance and ability to meet our debt obligations. In November 2017, Fitch Ratings Inc. (“Fitch”)

downgraded our rating to non-investment grade, from BBB- to BB, with a negative outlook. On December 6, 2021, Fitch revised our rating outlook to stable, reflecting improved financial flexibility driven by the November 2021 refinancing and a revised forecast of future litigation settlements and restructuring costs. On January 12, 2018, Moody’s Investor Service, Inc. (“Moody’s”) downgraded our rating to non-investment grade from Baa3 to Ba2, with a stable outlook. On August 16, 2019, Moody’s revised our rating outlook to negative. On December 15, 2021, Moody’s revised our rating outlook to stable as well, reflecting a reduction in financial leverage since 2019 and consistent use of free cash flow to repay debt. On September 3, 2020, Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) downgraded our rating from BB to BB- due to rising litigation risks, but removed our rating outlook from CreditWatch back to stable, reflecting recent stabilization of our revenue and EBITDA.
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
Additional risks related to our business and operations
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic and the governmental and societal responses thereto, could adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic and responses to curtail the pandemic have negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The virus has spread globally, including to countries and regions where we manufacture most of our products and conduct our clinical trials. The potential closure of our facilities or other protectionist measures or restrictions inhibiting our employees’ ability to access our facilities, may materially affect our operations, including potentially interrupting our manufacturing, supply chain, clinical trial and pre-commercial launch activities. The COVID-19 pandemic has affected, and may in the future also affect our employees as well as employees and operations at third-party manufacturers or suppliers that have resulted in and may in the future result in delays or disruptions in manufacturing and supply. The COVID-19 pandemic has also led to a new working environment, which may affect employee wellbeing and engagement, causing stress and fear of returning to work at the office. This in turn may result in lower productivity and motivation among employees.
In 2021, we experienced delays in clinical trials due to slow-downs of recruitment for patient studies. We have also experienced suspended regulatory inspections, raw material supply issues, delays in regulatory approvals of new products due to reduced capacity or re-prioritization of regulatory agencies and delays in pre-commercial launch activities. We may experience further delays if the pandemic continues for an extended period of time. Though availability of vaccines and reopening of economies has improved the outlook for recovery from the COVID-19 pandemic’s impacts, the impact of the Delta or Omicron variants or other new, more contagious or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against the Delta or Omicron variants or such other variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. During 2021, the COVID-19 pandemic continued to have an impact on markets and on customer stocking and purchasing patterns. While we expect to be able to continue our operations and to satisfy the demand for our products, while protecting the health and safety of our employees and customers, the uncertainty surrounding the full economic implications of the pandemic may result in business disruption and it is possible that we will continue to see variable demand in future periods. Any COVID-19 related disruption could have a material adverse impact on our business and our results of operation and financial condition. Changes in patient behavior resulting in fewer visits to physicians and medical facilities, or increased layoffs in the U.S. employment market, which affects healthcare benefits coverage, have caused a decline or slower growth in the number of patients diagnosed with diseases for which we produce treatments. In addition, the ability to promote certain specialty products has been impacted by fewer physician visits by patients and fewer physician interactions by our sales personnel. If these trends continue or worsen, our revenues could be adversely affected. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business, the value of our shares and our access to the capital and credit markets including our liquidity and cash resources. The new working environment, with many employees working remotely, has increased the exposure of many companies to cyber-attacks, including us, and data security breaches. If such breach were to occur, it may have a material adverse effect on our business, operations and reputation.
We have taken precautionary measures, and may take additional measures, intended to minimize the risks of the COVID-19 pandemic to our employees and operations. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies in the expected time frame or at all, will depend on future developments, such as the duration and spread of the COVID-19 pandemic and long-term impact on the world’s economy, all of which are uncertain and cannot be predicted.
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
Given the size, complexity and global reach of our business and our multiple areas of focus, we are especially reliant upon our ability to recruit and retain highly qualified management and other key employees. Our ability to attract and retain such employees may be diminished by the financial, legal and regulatory challenges we have faced in recent years, the increased importance of corporate ESG initiatives and their reputational impact as well as increased competition for talent. In addition, the success of our R&D activity depends on our ability to attract and retain sufficient numbers of skilled scientific personnel, which may be limited due to our R&D spending and programs. Any difficulty in recruiting, hiring, retaining and motivating talented and skilled members of our organization may delay or prevent the achievement of major business objectives.

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
We must register our facilities, whether located in the United States or elsewhere, with the FDA for products sold in the United States, and with other regulators outside the United States for products sold outside of the United States. Our products must be produced in a manner consistent with cGMP, or similar quality and compliance standards in each territory in which we manufacture. In addition, the FDA and other agencies periodically inspect our manufacturing facilities. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or take other regulatory action, including issuing a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected.
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
These regulatory actions also adversely affected our ability to supply various products around the world and to obtain approvals for new products manufactured at the affected facilities. If any regulatory body were to require one or more of our significant manufacturing facilities to cease or limit production, or to halt the approval of new or pending regulatory applications, our business and reputation could be adversely affected. In addition, because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions or obtaining approval to manufacture at a specific facility could have a material adverse effect on our business, financial condition and results of operations.
The manufacture of our products is highly complex, and an interruption in our supply chain or problems with internal or third party information technology systems could adversely affect our results of operations.
Our products are either manufactured at our own facilities or obtained through supply agreements with third parties. Many of our products are the result of complex manufacturing processes, and some require highly specialized raw materials. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with or shortages of raw materials, natural disasters, and environmental factors. For some of our key raw materials, we have only a single, source of supply, and alternate sources of supply may not be readily available. If our supply of certain raw materials or finished products is interrupted from time to time, or proves insufficient to meet demand, our cash flows and results of operations could be adversely impacted. Additionally, any such supply interruption could result in a supply shortage to patients depending on the number of competitors able to meet the supply needs. Moreover, the streamlining of our manufacturing network may result in our product supply becoming more dependent on a smaller number of specific manufacturing plants. Our inability to timely manufacture any of our key products may result in claims and penalties from customers and could have a material adverse effect on our business, financial condition and results of operations as well as result in reputational harm.

In recent years, medicine shortages have become an increasingly widespread problem around the world. We are working diligently across our supply chain to ensure continuous and stable supply. Many European countries are implementing legal and regulatory measures, such as mandatory stockpiling and high penalties in order to prevent supply disruptions. Such measures may lead to substantial monetary losses in case we experience long-term supply disruptions in the relevant territories.
We also rely on complex shipping arrangements to and from the various facilities of our supply chain. Customs clearance and shipping by land, air or sea routes rely on and may be affected by factors that are not in our full control or are hard to predict.
A significant portion of our costs is comprised of raw materials for our products as well as energy, transportation and labor costs for our manufacturing and operations. We have experienced increases in prices of raw materials, energy, labor and transportation. To the extent that we cannot pass along such increased costs to our customers, our results of operations and financial condition will be adversely affected.
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
In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, proprietary business information and personally identifiable information (including of our employees and of our customers, suppliers and business partners). We are subject to laws and regulations governing the collection, use and transmission of personal information, including health information. As the legislative and regulatory landscape for data privacy and protection continues to evolve around the world, there has been an increasing focus on privacy and data protection issues that may affect our business, including the U.S.’s federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), the EU’s General Data Protection Regulation (“GDPR”), California Consumer Privacy Act (“CCPA”) and other laws and regulations including across our International Markets governing the collection, use, disclosure and transmission of data in other jurisdictions. Although Teva is not currently HIPAA-regulated, certain Teva entities may be in the future, and, we do business with customers who are HIPAA-regulated. Increased focus on compliance with HIPAA and state laws that govern the privacy and security of medical data may impact our business.
HIPAA mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. To protect the information transmitted using the mandated standards and the patient information used in the daily operations of a covered entity, HIPAA also sets forth federal rules protecting the privacy and security of protected health information (“PHI”). The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI maintained or transmitted by them or by others on their behalf. We believe that the covered entities we engage are in material compliance with the privacy, security and National Provider Identifier requirements of HIPAA and state laws that regulate the privacy and security of medical data.
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
We have procedures in place to detect and respond to data security incidents. If our efforts to protect the security of personally identifiable information or other sensitive data are unsuccessful, a significant data security breach may result in costly government enforcement actions, for example under the GDPR, private litigation, negative publicity or a reduction in supply of essential medicines to the public, each of which could further result in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer.
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
We are a global pharmaceutical company with worldwide operations. Although a majority of our sales in 2021 were in the United States and Western Europe, an increasing portion of our sales and operational network are located in other regions, such as Latin America, Central and Eastern Europe and Asia, which may be more susceptible to political and economic instability that could result in a loss of sales in such regions, including in Russia and the Ukraine. Other countries and regions, such as the United States and Western Europe, also face potential instability due to political and other developments. In addition, in the United States, the executive administration has discussed, and in some cases implemented, changes with respect to certain trade policies, tariffs and other government regulations affecting trade between the United States and other countries. As a company that manufactures most of its products outside the United States, a “border adjustment tax” or other restriction on trade, if enacted, may have a material adverse effect on our business, financial condition and results of operations. In addition, given that a significant portion of our business is conducted in the European Union and the U.K., the formal change in the relationship between the U.K. and the European Union caused by the U.K. referendum to leave the European Union, referred to as “Brexit,” may pose certain implications to our research, commercial and general business operations in the U.K. and the European Union, including the approval and supply of our products. On December 24, 2020, the United Kingdom and European Union agreed on a new Trade and Cooperation Agreement and on December 31, 2020, the United Kingdom formally left the transition period. The Trade and Cooperation Agreement is comprehensive, but does not cover all areas of regulation pertinent to the pharmaceutical industry, so certain complexities remain. This finalization of the long-term relationship between the United Kingdom and the European Union will dictate how both jurisdictions will be impacted and may result in an impact on our business operations in Europe.
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
We are subject to extensive regulation by the FDA and various other U.S. federal and state authorities, the EMA and other foreign regulatory authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs. For example, in the last three years, we experienced delays in obtaining anticipated approvals for various generic and specialty products, and during 2020 and 2021 the COVID-19 pandemic caused some delays in approvals due to travel and work restrictions. We may continue to experience similar delays.
In addition, no assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and post marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Our facilities are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities, and we must incur expense and expend effort to ensure compliance with these complex regulations. In addition, we are subject to regulations in various jurisdictions, including the Federal Drug Supply Chain Security Act in the U.S., the Falsified Medicines Directive in the European Union and many other such regulations in other countries that require us to develop electronic systems to serialize, track, trace and authenticate units of our products through the supply chain and distribution system. Compliance with these regulations may result in increased expenses for us or impose greater administrative burdens on our organization, and failure to meet these requirements could result in fines or other penalties.
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
The continuing increase in expenditures for healthcare has been the subject of considerable government attention almost everywhere we conduct business. Private health insurers and government health authorities continue to seek ways to reduce or contain healthcare costs, including by reducing or eliminating coverage for certain products and lowering reimbursement levels. The focus on reducing or containing healthcare costs has been fueled by controversies, political debate and publicity about prices for pharmaceutical products that some consider excessive, including Congressional and other inquiries into drug pricing, including with respect to our specialty medicines, which could have a material adverse effect on our reputation. In most of the countries and regions where we operate, including the United States, Western Europe, Israel, Russia, Japan, certain countries in Central and Eastern Europe and several countries in Latin America, pharmaceutical prices are subject to new government policies designed to reduce healthcare costs, and may be subject to additional regulatory efforts, funding restrictions, legislative proposals, policy interpretations, investigations and legal proceedings regarding pricing practices. These changes frequently adversely affect pricing and profitability and may cause delays in market entry. Certain U.S. states have implemented or are considering, pharmaceutical price controls or patient access constraints under the Medicaid program, and some jurisdictions have implemented or are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
Significant developments that may adversely affect pricing in the United States include proposed drug pricing and Medicare reforms by Congress and regulatory changes to Medicare Part B (physician administered drugs) and Medicare Part D (prescription drug benefit), additional changes to the Affordable Care Act (“ACA”) under the Biden Administration and trends in the practices of managed care groups and institutional and governmental purchasers, including consolidation of our customers. In particular, additional pressure to reduce health care costs in states is critical as the COVID-19 pandemic strained state healthcare budgets and swelled Medicaid enrollment due to economic downturns and job loss as well as additional federal support for state Medicaid programs. Many new Medicaid recipients were previously covered under employer-sponsored plans.
The pharmaceutical industry faces uncertainty regarding the continuation of Medicare’s current drug pricing methodology. For example, on November 27, 2020 the CMS published an Interim Final Rule (“IFR”) that would have imposed a mandatory Most Favored Nation (“MFN”) pricing model on the fifty single-source drugs and biologics (including biosimilars) with the highest annual Medicare Part B spending for seven years, beginning January 1, 2021. The MFN model would have ultimately based payment for each of the fifty drugs on the lowest-available, gross domestic product (“GDP”)-adjusted drug price available in any Organization for Economic Co-operation and Development country that meets minimum GDP requirements. Pharmaceutical and biotechnology industry organizations as well as several patient support groups filed litigation to enjoin implementation of the IFR. On December 28, 2020, the U.S. District Court for the Northern District of California imposed a nationwide preliminary injunction on implementation of the IFR pending CMS’s completion of regulatory notice-and-comment rulemaking by CMS. On December 29, 2021, CMS published a final rule that rescinds the IFR, effective February 28, 2022, to address the procedural issues acknowledged in the preliminary injunction. Although the IFR as published will not go into effect, CMS could propose future pharmaceutical pricing changes similar to the IFR, albeit with the required notice and opportunity for stakeholders to participate in the regulatory process.
On November 19, 2021, the U.S. House of Representatives passed the Build Back Better Act, which includes several provisions aimed at lowering prescription drug costs and reducing spending by the federal government and private payers by, among other things, allowing the U.S. federal government to negotiate prices for certain high-cost drugs covered under Medicare, imposing rebates on manufacturers of single-source drugs and biologics covered by Medicare Part B and nearly all drugs covered under Part D, if drug prices increase faster than the rate of inflation, based on the Consumer Price Index for All Urban Consumers (“CPI-U”). We are actively monitoring legislative developments to understand the likelihood of enactment and how such legislation would impact our business and operations, if enacted.
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
We may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. We closed or divested a significant number of manufacturing plants and R&D facilities between 2017 and 2019 in connection with our restructuring plan and may close or divest additional plants and facilities as part of our ongoing efforts regarding network consolidation activities. We have explored and may continue to explore the sale of certain non-core assets. We may fail to identify appropriate opportunities to divest assets on terms acceptable to us or may fail to transition employees and continuing operations from disposed businesses efficiently. If divestiture opportunities are found, consummation of any such divestiture may be subject to closing conditions, including obtaining necessary regulatory approvals, including those of competition authorities, and as a result, or for other reasons, we may fail to consummate an announced divestiture. Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, the durability of our manufacturing network, our market share in particular markets or our opportunities with respect to certain markets.

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
Due to increasing numbers of securities claims over the last several years and related payouts under insurance policies, in addition to increased settlement values in “event-driven” litigation and a growing number of plaintiff shareholder law firms eager to bring claims, premiums and deductibles for insurance, including D&O insurance, have been increasing and some insurers are reducing the number of companies they insure, causing the supply of insurance to lag behind demand. This could increase our premiums, reduce the scope and capacity of our coverage, and adversely affect our ability to maintain and renew our existing insurance policies on favorable terms or at all. While we continue to maintain insurance coverage intended to address certain risks, such coverage may be insufficient to cover claims and losses we face.
Public concern over the abuse of opioid medications, including increased legal and regulatory action, could negatively affect our business.
Certain governmental and regulatory agencies are focused on the abuse of opioid medications in the United States. U.S. federal, state and local governmental and regulatory agencies are conducting investigations of us, other pharmaceutical manufacturers and other supply chain participants with regard to the manufacture, sale, marketing and distribution of opioid medications. A number of state attorneys general, including a coordinated multistate effort, are investigating our marketing, sales and distribution of opioids, and we have received subpoenas from the DOJ seeking documents relating to the manufacture, marketing and sale of opioid medications. In addition, we are currently litigating civil claims and administrative actions brought by various states and political subdivisions as well as private claimants, against various manufacturers, distributors and retail pharmacies throughout the United States in connection with our manufacture, marketing, sale and distribution of opioids. Also, several jurisdictions and consumers in Canada have initiated litigation regarding opioids alleging similar claims as those in the United States, and we may be sued in other jurisdictions globally for similar claims as well. The loss or settlement of any such claims related to opioids could have a material adverse impact on our liquidity. For further information, see “Opioids Litigation” in note 12b to our consolidated financial statements.

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
We have been involved in numerous litigations involving challenges to the validity or enforceability of listed patents (including our own), and therefore settling patent litigations has been and will likely continue to be an important part of our business. There is continued scrutiny of our patent settlements, including from the U.S. Federal Trade Commission (“FTC”) and the European Commission. Accordingly, we may receive formal or informal requests from competition law authorities around the world for information about a particular settlement agreement, and there is a risk that governmental authorities, customers, other downstream purchasers or others may commence actions against us alleging violations of antitrust laws based on our settlement agreements. We are currently defendants in antitrust actions brought by U.S. states, the European Commission and private plaintiffs involving numerous settlement agreements and, since 2015, we are subject to a consent decree with the FTC, which imposes on us certain injunctive reliefs with respect to our ability to enter into patent settlements in the United States. The U.S. Congress and certain state legislatures in the United States have also passed, or proposed passing, legislation that could adversely impact our ability to settle patent litigations. For example, the State of California has enacted legislation that prohibits, with certain exceptions and safe harbors, various types of patent litigation settlements, and imposes substantial monetary penalties on companies and individuals who do not comply. The enforcement of this law has been preliminarily enjoined as likely violating the U.S. Constitution, but such legislation still creates a risk of significant potential exposure for settling patent litigations and, in turn, makes it more difficult to settle in the first place, which could have a material adverse effect on our business.
Following calls in recent years from policy makers and other stakeholders in many countries for governmental intervention to address the high prices of certain pharmaceutical products, we are currently, and may in the future be, subject to governmental investigations, claims or other legal or regulatory actions regarding our pricing and/or other alleged exclusionary practices. These include U.S. Congressional investigations regarding both our specialty and generic medicines, the European Commission’s inquiry into COPAXONE, and litigation concerning the U.K. Competition and Markets Authority’s inquiry regarding hydrocortisone. For example, in September 2020, the U.S. House Committee on Oversight and Reform held a hearing focused on pricing of branded medications, which focused in part on historic pricing of COPAXONE in the U.S., and subsequently issued a report with respect to COPAXONE’s pricing. It is not possible to predict the ultimate outcome of any such investigations, claims or proceedings or what other investigations or lawsuits or regulatory responses may result from such assertions, which could have a material adverse effect on our reputation, business, financial condition and results of operations. For further information, see “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements.
Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products, and we have sold and may in the future elect to sell products prior to the final resolution of outstanding patent litigation, and, as a result, we could be subject to liability for damages in the United States, Europe and other markets where we do business.
Our ability to introduce new products depends in large part upon the success of our challenges to patent rights held by third parties or our ability to develop non-infringing products. Based upon a variety of legal and commercial factors, we may elect to sell a product even though patent litigation is still pending, either before any court decision is rendered or while an appeal of a lower court decision is pending. The outcome of such patent litigation could, in certain cases, materially adversely affect our business. For further information, see “Intellectual Property Litigation” in note 12b to our consolidated financial statements.
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

Teva maintains an insurance program, which may include commercial insurance, self-insurance (including direct risk retention), or a combination of both approaches, in amounts and on terms that it believes are reasonable and prudent in light of its business and related risks. Teva sells, and will continue to sell, pharmaceutical products that are not covered by its product liability insurance. In addition, it may be subject to claims for which insurance coverage is denied, as well as claims that exceed its policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, Teva may not be able to obtain the type and amount of insurance it desires, or any insurance on reasonable terms, in the markets in which it operates. For further information regarding our current material product liability cases, see note 12b to our consolidated financial statements.
Any failure to comply with the complex reporting and payment obligations under the Medicare and Medicaid programs may result in further litigation or sanctions, in addition to those that we have announced in previous years.
The U.S. laws and regulations regarding Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. The subjective decisions and complex methodologies used in making calculations under these programs are subject to review and challenge, and it is possible that such reviews could result in material changes. In addition, the U.S. government has alleged violations of the federal Anti-Kickback Statute, and related causes of action under the federal False Claims Act and state law in connection with Teva’s donations to patient assistance programs. Such allegations could, if proven or settled, result in additional monetary penalties (beyond the lawsuits we have already settled) and possible exclusion from Medicare, Medicaid and other programs. In addition, we are notified from time to time of governmental investigations regarding drug reimbursement or pricing issues. For further information, see “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements. Certain parts of Medicare benefits are under scrutiny, as the U.S. Congress looks for ways to reduce government spending on prescription medicines.
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
We are subject to laws and regulations concerning the environment, safety matters, regulation of chemicals and product safety in the countries where we manufacture and sell our products or otherwise operate our business. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of pollutants into the environment. If we fail to comply with these laws and regulations, we may be subject to enforcement proceedings including fines and penalties. In the normal course of our business, we are also exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could require remediation of contaminated soil and groundwater. Under certain laws, we may be required to remediate contamination at certain of our properties, regardless of whether the contamination was caused by us or by previous occupants or users of the property. Climate change, and laws, regulations and policies regarding climate change, could also pose additional legal or regulatory requirements related to greenhouse gas (“GHG”) emissions reporting, carbon pricing, and mandatory reduction targets. These more stringent requirements could increase our costs of sourcing, production, and transportation, as well as have negative reputational impacts if we fail to meet such requirements. While we have set a Science-Based Target for GHG reductions, failure to respond to risks regarding climate change may have a material adverse effect on our business, financial condition, results of operations and reputation.
The consequences of climate change, such as extreme weather and water scarcity, could pose risks to our facilities and disruption of our activities.
Natural disasters and extreme weather events resulting from climate change, such as floods, heatwaves, blizzards, hurricanes, wildfires, the rise of sea level, and water stress, could impact our business activities and our ability to deliver our products to customers. We evaluate these risks in our supply planning, loss prevention and business continuity planning. The implementation of an Environmental, Health and Safety Management System across our facilities has resulted in the development of processes to prepare and respond to a range of natural emergencies that may occur, including extreme weather events. We have been placing increased attention on water management, implementing a scarcity-focused approach to water conservation to align with community needs and advance toward sustainable operations. If our planning and risk management regarding natural disasters and extreme weather events fail, our facilities could be impacted and our activities could be significantly disrupted.
Our business could be negatively impacted by ESG issues.
In recent years, there has been an increased focus from certain investors, employees, consumers and other stakeholders concerning ESG matters. These matters can contribute to the long-term sustainability of companies’ performance and an inability to successfully perform on ESG matters can result in negative impacts to our reputation, recruitment, retention, operations, financial results, and the price of our shares. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, responsible sourcing, promoting access to medicines, social investments and I&D. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail to accurately report our progress on such initiatives and goals. Such failures could be due to changes in our business. For example, we issued sustainability-linked senior notes with targets that include improving access to medicines in low- and middle-income countries and reducing GHG emissions, and failure to achieve such targets could negatively impact our reputation and also result in increased payments to holders of such senior notes. Moreover, the standards by which ESG matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. A variety of organizations measure performance on ESG topics, including on topics such as the cost, even if unintended, of our actions on climate change and inequality in society. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such ESG matters could have a material adverse effect on our reputation, business, financial condition and results of operations. While we monitor a broad range of ESG issues, there can be no certainty that we will manage such issues successfully, or that we will successfully meet the expectations of investors, employees, consumers and other stakeholders.
Additional financial risks
Because we have substantial international operations, our sales, profits and cash flow may be adversely affected by currency fluctuations and restrictions as well as credit risks.
Fluctuations in exchange rates between the currencies in which we operate in, and the U.S. dollar, may have a material adverse effect on our results of operations, the value of balance sheet items denominated in foreign currencies and our financial condition.
In 2021, approximately 48% of revenues were denominated in currencies other than the U.S. dollar. As a result, we are subject to significant foreign currency risks, including repatriation restrictions in certain countries, and may face heightened risks as we enter new markets. A substantial proportion of our sales, particularly in Latin America, Central and Eastern European countries and Asia, are recorded in local currencies, which exposes us to the direct risk of devaluations, hyperinflation or exchange rate fluctuations. In addition, although the majority of our operating costs are recorded in, or linked to, the U.S. dollar, in 2021, we incurred a substantial amount of operating costs in currencies other than the U.S. dollar, which only partially offset the currency risk derived from our sales in non-U.S. dollars.
We use derivative financial instruments and “hedging” techniques, such as issuance of debt in non-U.S. dollar currencies, to manage our balance sheet and income statement exposure to currency exchange rate fluctuations in the major foreign currencies in which we operate. However, not all of our potential exposure is covered, and some elements of our consolidated financial statements, such as our equity position, are not protected against foreign currency exposures. Therefore, our exposure to exchange rate fluctuations could have a material adverse effect on our financial results.
The imposition of price controls or restrictions on the conversion of foreign currencies could also have a material adverse effect on our financial results. In addition, operating internationally exposes us to credit risks of customers and other counterparties in a number of jurisdictions. Some of these customers and other counterparties may have lesser creditworthiness than others and the legal system for enforcing collections in such jurisdictions may be less well-developed.
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
Proposed tax legislation in certain of the jurisdictions in which we operate, including the proposed Build Back Better Act in the United States, could have a material adverse effect on our tax liabilities.
The base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Cooperation and Development (“OECD”) may have adverse consequences to our tax liabilities. The BEPS project contemplates changes to numerous international tax principles, as well as national tax incentives, and these changes, when adopted by individual countries, could adversely affect our provision for income taxes. The first wave of BEPS recommendations has been implemented by countries in specific national tax laws, and the OECD is currently working on further initiatives that may further change current international tax principles. It remains difficult to predict the magnitude of the effect of such new rules on our financial results.
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
Our ADSs have been traded in the United States since 1982, and on the New York Stock Exchange (the “NYSE”) since 2012, and our ordinary shares have been listed on the TASE since 1951. Trading in our securities on these markets takes place in different currencies (our ADSs are traded in U.S. dollars and our ordinary shares are traded in New Israeli Shekels), and at different times (resulting from different time zones, different trading days and different public holidays in the United States and Israel). As a result, the trading prices of our securities on these two markets may differ due to these factors. In addition, any decrease in the price of our securities on one of these markets could cause a decrease in the trading price of our securities on the other market.
It may be difficult to enforce non-Israeli judgments in Israeli courts against us, our officers and our directors.
We are incorporated in Israel. Certain of our executive officers and directors and our outside auditors are not residents of the United States, and a substantial portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to file or enforce an action against us or any of those persons under non-Israeli law in an Israeli court. In addition, an Israeli court may be deemed forum non conveniens
for such legal proceedings. It may also be difficult to effect service of process on these persons in the United States, Europe or elsewhere.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
We own or lease 79 manufacturing and R&D facilities, occupying approximately 22.2 million square feet. As of December 31, 2021, our manufacturing and R&D facilities are used by our business segments as follows:

Business Segment	Number of Facilities	Square Feet (in thousands)
North America	19	4,000
Europe	30	11,200
International Markets	30	7,000

Worldwide Total Manufacturing and R&D Facilities	79	22,200
In addition to the manufacturing and R&D facilities discussed above, we maintain numerous office, distribution and warehouse facilities around the world.
We generally seek to own our manufacturing facilities. Office, R&D, distribution and warehouse facilities are often leased.
We are committed to maintaining all of our properties in good operating condition and repair, and the facilities are well utilized.
In Israel, our principal executive offices and corporate headquarters are located in Tel Aviv-Jaffa. We have an operating lease for our office space in Tel Aviv-Jaffa for an initial term of twelve and a half years, with an option for three extensions.
In North America, our principal executive offices are our U.S. headquarters in Parsippany, New Jersey. In Europe, our principal executive offices are in Amsterdam, the Netherlands.
We are continuing the ongoing review and optimization of our manufacturing and supply network, which may include closures and/or divestment of manufacturing plants around the world.
ITEM 3. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Item 8 Financial Statements—Note 12b Contingencies” and is incorporated by reference herein.
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
Holders
The number of record holders of ADSs at December 31, 2021 was 2,497.
The number of record holders of ordinary shares at December 31, 2021 was 177.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Performance Graph
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. dollars, for the calendar years ended December 31, 2017, 2018, 2019, 2020 and 2021, of $100 invested on December 31, 2016 in the Company’s ADSs, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

*	$100 invested on December 31, 2016 in stock or index – including reinvestment of dividends. Indexes calculated on month-end basis.
ITEM 6. SELECTED FINANCIAL DATA
[Reserved].

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
During 2021, we have not experienced material delays in production and distribution of medicines or disruptions in our supply chains. The supply chain supporting our key products – specialty, generics and API – remains largely uninterrupted, with adequate product inventory across our network and redundancy plans in place to address potential shortfalls, if any. Our facilities that research, manufacture, order, pack, distribute and provide critical customer and patient services remain largely uninterrupted as well, and are currently functioning to meet demand for essential medicines for patients throughout the world.
During 2021, we have experienced delays in clinical trials due to slow-downs of recruitment for studies and suspended regulatory inspections, raw material supply issues, delays in regulatory approvals of new products due to reduced capacity or re-prioritization of regulatory agencies and delays in pre-commercial launch activities. We may experience further delays if the pandemic continues for an extended period of time.
The long-term effects of the pandemic cannot be predicted at this time and would depend on the duration and severity of the pandemic and the restrictive measures put in place to control its impact. During 2021, the COVID-19 pandemic has continued to have an impact on markets and on customer stocking and purchasing patterns. Although no one can predict future demand for pharmaceutical products, market dynamics or the scope or duration of the financial and other challenges arising from the pandemic, it is possible that we will continue to see variable demand in future periods. While COVID-19 continues to impact sales in certain markets and for certain products, we do not currently anticipate a material impact on our 2022 financial results due to the ongoing global pandemic.

Highlights
Significant highlights of 2021 included:

•
Our revenues in 2021 were $15,878 million, a decrease of 5% in U.S. dollars, or 6% in local currency terms, compared to 2020, mainly due to lower revenues from COPAXONE, generic products in the U.S., generic products in Japan resulting from the divestment of a majority of the generic and operational assets of our Japanese business venture, and Anda, partially offset by higher revenues from AUSTEDO and AJOVY. Revenues continued to be affected by the ongoing impact of the COVID-19 pandemic on markets and on customer stocking and purchasing patterns.

•	Our North America segment generated revenues of $7,809 million and profit of $2,224 million in 2021. Revenues decreased by 7.5% compared to 2020. Profit decreased by 8% compared to 2020.

•
Our Europe segment generated revenues of $4,886 million and profit of $1,494 million in 2021. Revenues increased by 3% in U.S. dollars. In local currency terms, revenues decreased by 2% compared to 2020. Profit increased by 12% compared to 2020.

•
Our International Markets segment generated revenues of $2,032 million and profit of $529 million in 2021. Revenues decreased by 6% in U.S. dollars, or 4% in local currency terms compared to 2020. Profit increased by 12% compared to 2020.

•	Our revenues from other activities in 2021 were $1,151 million, a decrease of 12% compared to 2020. In local currency terms, revenues decreased by 13%.

•	Impairments of identifiable intangible assets were $424 million and $1,502 million in the years ended December 31, 2021 and 2020, respectively. See note 6 to our consolidated financial statements.

•
We recorded expenses of $341 million for other asset impairments, restructuring and other items in 2021, compared to expenses of $479 million in 2020. See note 15 to our consolidated financial statements.

•	In 2021, we recorded an expense of $717 million in legal settlements and loss contingencies, compared to an expense of $60 million in 2020. See note 11 to our consolidated financial statements.

•	Operating income was $1,716 million in 2021, compared to an operating loss of $3,572 million in 2020.

•	Financial expenses were $1,058 million in 2021, compared to $834 million in 2020. See note 17 to our consolidated financial statements.

•
In 2021, we recognized a tax expense of $211 million, or 32%, on a pre-tax income of $658 million. In 2020, we recognized a tax benefit of $168 million, or 4%, on a pre-tax loss of $4,406 million. See note 13 to our consolidated financial statements.

•
As of December 31, 2021, our debt was $23,043 million, compared to $25,919 million as of December 31, 2020. This decrease was mainly due to $4,008 million repurchased upon consummation of a cash tender offer, $3,167 million senior notes repaid at maturity and $710 million exchange rate fluctuations, partially offset by $4,973 million of issued sustainability-linked senior notes net of issuance costs.

•	Cash flow generated from operating activities was $798 million in 2021, compared to $1,216 million in 2020. This decrease was mainly due to lower profit in our North America segment during 2021.

•
During 2021, we generated free cash flow of $2,196 million, which we define as comprising: $798 million in cash flow generated from operating activities, $1,648 million in beneficial interest collected in exchange for securitized accounts receivables and $311 million in proceeds from divestitures of businesses and other assets, partially offset by $562 million in cash used for capital investments. During 2020, we generated free cash flow of $2,110 million.

Results of Operations
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2021 and 2020. For a comparison of our results of operations and financial condition for fiscal years 2020 and 2019, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K, filed with the SEC on February 10, 2021.
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the past two years:

	Year ended December 31,
	2021		2020
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$7,809	100%	$8,447	100%
Gross profit	4,226	54.1%	4,489	53.1%
R&D expenses	618	7.9%	622	7.4%
S&M expenses	988	12.7%	1,013	12.0%
G&A expenses	427	5.5%	443	5.2%
Other income	(31)	§	(10)	§

Segment profit*	$2,224	28.5%	$2,421	28.7%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in 2021 were $7,809 million, a decrease of $637 million, or 7.5%, compared to 2020, mainly due to a decline in revenues from COPAXONE, generic products and ANDA, partially offset by higher revenues from AUSTEDO and AJOVY. Our North America segment has experienced some reductions in volume due to less physician and hospital activity during the COVID-19 pandemic, but has also experienced increase in demand for certain products related to the treatment of COVID-19 and its symptoms. In addition, the ability to promote our new specialty products, primarily AJOVY and AUSTEDO, has been impacted by less physician visits by patients and less physician interactions by our sales personnel.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2020-2021
	2021	2020
	(U.S. $ in millions)
Generic products	$3,769	$4,010	(6%)
AJOVY	176	134	31%
AUSTEDO	802	637	26%
BENDEKA/TREANDA	385	415	(7%)
COPAXONE	577	884	(35%)
ProAir*	180	241	(25%)
Anda	1,323	1,462	(9%)
Other	597	664	(10%)

Total	$7,809	$8,447	(8%)

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.
Generic products
revenues in our North America segment (including biosimilars) in 2021 decreased by 6% to $3,769 million, compared to 2020, mainly due to increased competition on key products and lower volumes as well as lower revenues from generic launches in 2021.
Among the most significant generic products we sold in North America in 2021 were Truxima (the biosimilar to Rituxan
®
), epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
), albuterol sulfate inhalation aerosol (our ProAir authorized generic), emtricitabine and tenofovir disoproxil fumarate tablets (the generic equivalent of Truvada
®
), and lidocaine transdermal patch (the generic equivalent of Lidoderm Patch
®
).
For more information on our generic products, including biosimilars, see “Item 1—Business—Our Product Portfolio and Business Offering—Generic Medicines.” In 2021, our total prescriptions were approximately 301 million (based on trailing twelve months), representing 8.3% of total U.S. generic prescriptions according to IQVIA data.
AJOVY
revenues in our North America segment in 2021 increased by 31% to $176 million, compared to 2020, mainly due to growth in volume. In 2021, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 21.4%, compared to 20.3% in 2020.
For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—AJOVY.”
AUSTEDO
revenues in our North America segment in 2021 increased by 26% to $802 million, compared to 2020, mainly due to growth in volume.
For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—AUSTEDO.”
BENDEKA
and
TREANDA
combined revenues in our North America segment in 2021 decreased by 7% to $385 million, compared to 2020, mainly due to the availability of alternative therapies and continued competition from Belrapzo
®
(a ready-to-dilute bendamustine hydrochloride product from Eagle).
For more information on BENDEKA and TREANDA, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—Oncology.”
COPAXONE
revenues in our North America segment in 2021 decreased by 35% to $577 million, compared to 2020, mainly due to generic competition in the United States and availability of alternative therapies.
For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—COPAXONE.”
ProAir
(HFA and RespiClick) revenues in our North America segment in 2021 decreased by 25% to $180 million, compared to 2020. In January 2019, we launched our own ProAir authorized generic in the United States, following the launch of a generic version of Ventolin
®
HFA, another albuterol inhaler. Revenues from our ProAir authorized generic are included in “generic products” above. During 2021, the exit market share of our overall albuterol product, including our ProAir authorized generic was 34%, making it the largest in the market, compared to 40.1% in 2020.

For more information on ProAir and our Digihaler portfolio, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—Respiratory.”
Anda
revenues from third parties in our North America segment in 2021 decreased by 9% to $1,323 million, compared to 2020.
Product Launches and Pipeline
In 2021, we launched the generic version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Mesalamine Extended-Release Capsules, 0.375g	Apriso ®	January	$344
Etonogestrel and Ethinyl Estradiol Vaginal Ring	NuvaRing ®	January	$812
Testosterone Gel, 1.62%, 20.25mg/1.25g & 40.5mg/2.5g	AndroGel ®	February	$40
Liothyronine Sodium Tablets USP, 5mcg, 25mcg, 50mcg	Cytomel ®	February	$107
Brinzolamide Ophthalmic Suspension, USP, 1%	Azopt ®	March	$184
Mesalamine Suppositories	Canasa ®	April	$66
Isotretinoin Capsules, USP	Absorica ®	April	$156
Erythromycin Tablets, USP	N/A	May	$45
Tiopronin Tablets	Thiola ®	May	$0.2
Ivermectin Cream, 1%	Soolantra ®	June	$111
Formoterol Fumarate Inhalation Solution	Perforomist ®	June	$300
Bexarotene Capsules 75 mg	Targretin ®	November	$48
Adapalene and Benzoyl Peroxide Gel	Epiduo ®	December	$281
Arformoterol Tartrate Inhalation, Eq. 0.015 mg base/2 mL	Brovana ®	December	$333
Erlotinib Hydrochloride Tablets, 2 mg	Tarceva ®	December	$3
Pyrimethamine Tablets USP, 25 mg	Daraprim ®	December	$42
Ibuprofen & Famotidine Tablets, 800 mg/26.6 mg	Duexis ®	December	$690
Naloxone HCl Nasal Spray, 4 mg/spray	Narcan ®	December	$281
Sunitinib Malate Capsules, 12.5 mg, 25 mg, 37.5 mg and 50 mg	Sutent ®	December	$193
Buprenorphine Transdermal System, 7.5 mcg	Butrans ®	December	$13

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
As of December 31, 2021, our generic products pipeline in the United States includes 200 product applications awaiting FDA approval, including 69 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended September 30, 2021 exceeding $110 billion, according to IQVIA. Approximately 72% of pending applications include a paragraph IV patent challenge and we believe we are first to file with respect to 75 of these products, or 102 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $81 billion in U.S. brand sales for the twelve months ended September 30, 2021, according to IQVIA.
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
In 2021, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Ibrutinib Caps	Imbruvica ®	$781
Lubiprostone Caps	Amitiza ®	$306
Lenalidomide Capsules, 2.5 mg and 20 mg	Revlimid ®	$162
Pimavanserin Capsules, 34 mg	Nuplazid ®	$165
Methylnaltrexone Bromide Subcutaneous Injection	Relistor ®	$19
Tasimelteon Caps	Hetlioz ®	$2

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
For a description of our specialty product pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines” above.
North America Gross Profit
Gross profit from our North America segment in 2021 was $4,226 million, a decrease of 6% compared to $4,489 million in 2020, mainly due to lower revenues from COPAXONE and generic products.
Gross profit margin for our North America segment in 2021 increased to 54.1%, compared to 53.1% in 2020. This increase was mainly due to higher revenues from AUSTEDO and a favorable mix of generic products.
North America R&D Expenses
R&D expenses relating to our North America segment in 2021 were $618 million, a decrease of 1% compared to $622 million in 2020.
For a description of our R&D expenses in 2021, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America S&M Expenses
S&M expenses relating to our North America segment in 2021 were $988 million, a decrease of 2% compared to $1,013 million in 2020, mainly due to lower volumes as well as sales force efficiencies.

North America G&A Expenses
G&A expenses relating to our North America segment in 2021 were $427 million, a decrease of 4% compared to $443 million in 2020.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our North America segment in 2021 was $2,224 million, a decrease of 8% compared to $2,421 million in 2020. This decrease was mainly due to lower revenues, partially offset by lower operating expenses, as discussed above, as well as higher other income, as discussed in note 16 to our consolidated financial statements.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the past two years:

	Year ended December 31,
	2021		2020
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$4,886	100%	$4,757	100%
Gross profit	2,823	57.8%	2,666	56.0%
R&D expenses	244	5.0%	247	5.2%
S&M expenses	846	17.3%	830	17.4%
G&A expenses	244	5.0%	261	5.5%
Other (income) expense	(5)	§	(3)	§

Segment profit*	$1,494	30.6%	$1,331	28.0%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
Europe Revenues
Our Europe segment includes the European Union, the United Kingdom and certain other European countries. Revenues from our Europe segment in 2021 were $4,886 million, an increase of $129 million, or 3%, compared to 2020. In local currency terms, revenues decreased by 2%, mainly due to lower demand of generic, OTC and respiratory products due to the impact the COVID-19 pandemic had on purchasing patterns, price declines in oncology products as a result of generic competition and a decline in COPAXONE revenues due to competing glatiramer acetate products, partially offset by increasing revenues from AJOVY.

Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2020-2021
	2021	2020
	(U.S. $ in millions)
Generic products	$3,569	$3,513	2%
AJOVY	87	31	184%
COPAXONE	391	400	(2%)
Respiratory products	356	353	1%
Other	483	459	5%

Total	$4,886	$4,757	3%

§	Represents an amount less than 0.5%.
Generic products
revenues in our Europe segment in 2021, including OTC products, increased by 2% to $3,569 million, compared to 2020. In local currency terms, revenues decreased by 3%, mainly due to lower demand of generic, OTC and respiratory products due to the impact the COVID-19 pandemic had on purchasing patterns.
AJOVY
revenues in our Europe segment in 2021 were $87 million, compared to $31 million in 2020, mainly due to launches and reimbursements in additional European countries and growth in existing countries.
For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—AJOVY.”
COPAXONE
revenues in our Europe segment in 2021 decreased by 2% to $391 million, compared to 2020. In local currency terms, revenues decreased by 6%, mainly due to price reductions resulting from competing glatiramer acetate products.
For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—COPAXONE.”
Respiratory products
revenues in our Europe segment in 2021 increased by 1% to $356 million, compared to 2020. In local currency terms, revenues decreased by 4% mainly due to lower demand of respiratory products due to the impact the COVID-19 pandemic had on purchasing patterns.
Product Launches and Pipeline
As of December 31, 2021, our generic products pipeline in Europe included 588 generic approvals relating to 77 compounds in 163 formulations, no EMA approvals received. In addition, approximately 1,351 marketing authorization applications pending approval in 37 European countries, relating to 137 compounds in 278 formulations. One application is pending with the EMA.
For a description of our specialty product pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines” above.
Europe Gross Profit
Gross profit from our Europe segment in 2021 was $2,823 million, an increase of 6% compared to $2,666 million in 2020. This increase was mainly due to a positive exchange rate impact and lower cost of goods sold, mainly driven by our network consolidation activities.

Gross profit margin for our Europe segment in 2021 increased to 57.8%, compared to 56.0% in 2020, mainly due to our network consolidation activities.
Europe R&D Expenses
R&D expenses relating to our Europe segment in 2021 were $244 million, a decrease of 1% compared to $247 million in 2020.
For a description of our R&D expenses in 2021, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in 2021 were $846 million, an increase of 2% compared to $830 million in 2020. This increase was mainly due to exchange rate impacts.
Europe G&A Expenses
G&A expenses relating to our Europe segment in 2021 were $244 million, a decrease of 7% compared to $261 million in 2020.
Europe Profit
Profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in 2021 was $1,494 million, an increase of 12% compared to $1,331 million in 2020. This increase was mainly due to higher gross profit, as described above.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the past two years:

	2021		2020
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,032	100%	$2,154	100%
Gross profit	1,118	55.0%	1,096	50.9%
R&D expenses	68	3.3%	70	3.3%
S&M expenses	417	20.5%	427	19.8%
G&A expenses	109	5.4%	136	6.3%
Other (income) expense	(5)	§	(11)	(0.5%)

Segment profit*	$529	26.0%	$474	22.0%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
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
Revenues from our International Markets segment in 2021 were $2,032 million, a decrease of $122 million, or 6%, compared to 2020. In local currency terms, revenues decreased by 4% compared to 2020, mainly due to lower sales in Japan resulting from the divestment mentioned above, partially offset by higher revenues in most markets. Revenues continued to be affected by the ongoing impact of the COVID-19 pandemic on markets and on customer stocking and purchasing patterns. Revenues in 2021, included $6 million from a positive hedging impact, compared to $16 million from a positive hedging impact in 2020, which are included in “Other” in the table below. See note 10d to our consolidated financial statements.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2020-2021
	2021	2020
	(U.S. $ in millions)
Generic products	$1,649	$1,792	(8%)
AJOVY	50	18	179%
COPAXONE	37	53	(29%)
Other	295	291	1%

Total	$2,032	$2,154	(6%)

Generic products
revenues in our International Markets segment in 2021, which include OTC products, decreased by 8% to $1,649 million, compared to 2020. In local currency terms, revenues decreased by 7%, mainly due to lower revenues in Japan resulting from the divestment mentioned above, regulatory price reductions and generic competition to off-patented products, partially offset by higher revenues in most other markets.
AJOVY
was launched in certain markets in our International Markets segment, including in Japan during the third quarter of 2021. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in 2021 were $50 million compared to $18 million in 2020. Revenues in 2021 included a milestone payment of $35 million received from Otsuka related to the launch of AJOVY in Japan. Revenues in 2020 included a milestone payment of $15 million received from Otsuka.
COPAXONE
revenues in our International Markets segment in 2021 decreased by 29% to $37 million, compared to 2020. In local currency terms, revenues decreased by 25%.
For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Specialty Medicines—COPAXONE.”
International Markets Gross Profit
Gross profit from our International Markets segment in 2021 was $1,118 million, an increase of 2% compared to $1,096 million in 2020.

Gross profit margin for our International Markets segment in 2021 increased to 55.0%, compared to 50.9% in 2020. This increase was mainly due to higher profitability resulting from the divestment in Japan mentioned above, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in 2021 were $68 million, a decrease of 3% compared to $70 million in 2020.
For a description of our R&D expenses in 2021, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in 2021 were $417 million, a decrease of 2% compared to $427 million in 2020, mainly due to lower marketing and travel costs attributed to restrictions related to the COVID-19 pandemic.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in 2021 were $109 million, a decrease of 19% compared to $136 million in 2020.
International Markets Profit
Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in 2021 was $529 million an increase of 12% compared to $474 million in 2020. This increase was mainly due to higher revenues in most markets and lower S&M and G&A expenses, partially offset by lower sales in Japan, as discussed above.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in 2021 were $1,151 million, a decrease of 12% compared to 2020. In local currency terms, revenues decreased by 13%, mainly due to a decrease in volumes from API and Medis resulting from the COVID-19 pandemic, as well as lower revenues from contract manufacturing services.
API sales to third parties in 2021 were $742 million, a decrease of 4% in both U.S. dollars and local currency terms.
Teva Consolidated Results
Revenues
Revenues in 2021 were $15,878 million, a decrease of 5%, in U.S. dollars or 6% in local currency terms, compared to 2020, mainly due to lower revenues from COPAXONE, generic products in the U.S., generic products in Japan resulting from the divestment of a majority of the generic and operational assets of our Japanese business venture, and Anda, partially offset by higher revenues from AUSTEDO and AJOVY. Revenues continued to be affected by the ongoing impact of the COVID-19 pandemic on markets and on customer stocking and purchasing patterns. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during 2021, including hedging effects, positively impacted revenues by $232 million, compared to 2020. See note 10d to our consolidated financial statements.
Gross Profit
Gross profit in 2021 was $7,594 million, a decrease of 2% compared to 2020. This decrease was mainly a result of the factors discussed above under “—North America Gross Profit,” “—Europe Gross Profit” and “—International Markets Gross Profit.”
Gross profit as a percentage of revenues was 47.8% in 2021, compared to 46.4% in 2020.
This increase in gross profit as a percentage of revenues was mainly due to higher profitability in North America, resulting from higher revenues from AUSTEDO and AJOVY, and a favorable mix of generic products, as well as higher profitability in Europe and International Markets, partially offset by lower revenues from COPAXONE due to generic competition.
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
Net R&D expenses for 2021 were $967 million, a decrease of 3% compared to 2020.
In 2021, our R&D expenses were primarily related to specialty product candidates in neuroscience (such as migraine, movement disorders/ neurodegeneration and neuropsychiatry, including post-approval commitments), immunology (such as respiratory medicines) and selected other areas, as well as generic products including biosimilars.
Our lower R&D expenses in 2021, compared to 2020, were mainly due to an upfront payment paid in connection with the collaboration with Alvotech and a decrease in the pain and neuropsychiatry therapeutic areas, partially offset by higher R&D expenses related to generic products including biosimilars.
R&D expenses as a percentage of revenues were 6.1% in 2021, compared to 6.0% in 2020.

Selling and Marketing (S&M) Expenses
S&M expenses in 2021 were $2,429 million, a decrease of 3% compared to 2020. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”
S&M expenses as a percentage of revenues were 15.3% in 2021, compared to 15.0% in 2020.
General and Administrative (G&A) Expenses
G&A expenses in 2021 were $1,099 million, a decrease of 6% compared to 2020.
G&A expenses as a percentage of revenues were 6.9% in 2021, flat compared to 2020.
Identifiable Intangible Asset Impairments
We recorded expenses of $424 million for identifiable intangible asset impairments in 2021, compared to expenses of $1,502 million in 2020. See note 6 to our consolidated financial statements.
Goodwill Impairment
No goodwill impairment charge was recorded in 2021. We recorded a goodwill impairment charge of $4,628 million related to our North America reporting unit in 2020. See note 7 to our consolidated financial statements.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $341 million for other asset impairments, restructuring and other items in 2021, compared to expenses of $479 million in 2020. For further details, as well as a description of significant regulatory and other events, see note 15 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In 2021, we recorded an expense of $717 million in legal settlements and loss contingencies, compared to an expense of $60 million in 2020. See note 11 to our consolidated financial statements.
Other Income
Other income in 2021 was $98 million, compared to $40 million in 2020. See note 16 to our consolidated financial statements.
Operating Income (Loss)
Operating income was $1,716 million in 2021, compared to operating loss of $3,572 million in 2020.
Operating income as a percentage of revenues was 10.8% in 2021, compared to operating loss as a percentage of revenues of 21.4% in 2020. Operating loss in 2020 was mainly affected by goodwill impairment charges and intangible asset impairments.
Financial Expenses, Net
Financial expenses were $1,058 million in 2021, compared to $834 million in 2020.

Financial expenses in 2021 were mainly comprised of interest expenses and other bank charges of $891 million and loss on revaluations of marketable securities of $90 million.
Financial expenses in 2020 were mainly comprised of interest expenses and other bank charges of $901 million, partially offset by gains on revaluations of marketable securities of $85 million as well as a gain of $26 million resulting from the impact of exchange rate fluctuations during 2020 on our monetary assets and liabilities, net of hedging effects.
The following table presents a reconciliation of our segment profits to Teva’s consolidated operating income (loss) and to consolidated income (loss) before income taxes for the past two years:

	Year ended December 31,
	2021	2020
	(U.S. $ in millions)
North America profit	$2,224	$2,421
Europe profit	1,494	1,331
International Markets profit	529	474

Total reportable segments profit	4,246	4,225
Profit of other activities	154	163

Total segments profit	4,401	4,388
Amounts not allocated to segments:
Amortization	802	1,020
Other assets impairments, restructuring and other items	341	479
Goodwill impairment	—	4,628
Intangible asset impairments	424	1,502
Legal settlements and loss contingencies	717	60
Other unallocated amounts	402	271
Consolidated operating income (loss)	1,716	(3,572)

Financial expenses, net	1,058	834

Consolidated income (loss) before income taxes	$658	$(4,406)

Tax Rate
In 2021, we recognized a tax expense of $211 million, or 32%, on a pre-tax income of $658 million.
In 2020, we recognized a tax benefit of $168 million, or 4%, on a pre-tax loss of $4,406 million. Our tax rate for 2020 was lower than in 2021 mainly due to a goodwill impairment charge that did not have a corresponding tax effect.
The statutory Israeli corporate tax rate was 23% in 2021. Our effective tax rate is the result of a variety of factors, including the geographic mix and type of products sold during the year, interest expense disallowance, amortization, legal settlement charges, impairments, the impact of adjustments to uncertain tax positions, adjustments to valuation allowances on deferred tax assets and the different effective tax rates applicable to non-Israeli subsidiaries that have tax rates different than our average tax rate.
Share In (Profits) Losses of Associated Companies – Net
Share in profits of associated companies, net was $9 million in 2021, compared to $138 million in 2020. Our share in profits of associated companies, net in 2020 was mainly due to a gain of $134 million reflecting the difference between the book value of our investment in American Well Corporation and its fair value as of the date it completed its initial public offering in September 2020.

Net Income (Loss) Attributable to Teva
Net income was $417 million in 2021, compared to a net loss of $3,990 million in 2020.
Diluted Shares Outstanding and Earnings (Loss) Per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for 2021 and 2020 was 1,107 million and 1,095 million shares, respectively.
In computing diluted earnings per share for the year ended December 31, 2021, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the year ended December 31, 2020, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested RSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Diluted earnings per share were $0.38 for the year ended December 31, 2021, compared to diluted loss per share of $3.64 for the year ended December 31, 2020.
Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and performance share units (“PSUs”) and the conversion of our convertible senior debentures, in each case, at period end.
As of December 31, 2021 and 2020, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,128 million and 1,117 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In 2021, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, Israeli shekel, Japanese yen, British pound, Russian ruble, Canadian dollar, Swiss franc, Indian rupee and Polish zloty) impact our results.
During 2021, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis): the Argentinian peso by 26%, the Turkish lira by 19%, the Brazilian real by 5%, the Japanese yen by 3% and the Russian ruble by 2%. The following main currencies relevant to our operations increased in value against the U.S. dollar: the Australian dollar by 9%, the British pound by 7%, the Canadian dollar by 7%, the Swedish krona by 7%, the Israeli shekel by 6% and the euro by 4%.
As a result, exchange rate movements during 2021, including hedging effects, positively impacted overall revenues by $232 million and operating income by $49 million in comparison with 2020.
In 2021, a positive hedging impact of $31 million was recognized under revenues, and a negative impact of $1 million was recognized under cost of sales. In 2020, a positive impact of $1 million was recognized under revenues, offset by a positive impact of $1 million recognized under cost of sales.

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
Liquidity and Capital Resources
Total balance sheet assets were $47,666 million as of December 31, 2021, compared to $50,640 million as of December 31, 2020.
Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was $787 million as of December 31, 2021, compared to $662 million as of December 31, 2020.
Cash investment in property, plant and equipment in 2021 was $562 million, compared to $578 million in 2020. Depreciation was $528 million in 2021, compared to $537 million in 2020.
Cash and cash equivalents and short-term and long-term investments, as of December 31, 2021, were $2,191 million compared to $2,478 million as of December 31, 2020. This decrease was mainly due to debt repayments as discussed below, partially offset by cash flow generated during the year.
Our cash on hand that is not used for ongoing operations is generally invested in bank deposits, as well as liquid securities that bear fixed and floating rates.
Our principal sources of short-term liquidity are our cash on hand, existing cash investments, liquid securities and available credit facilities, primarily our $2.3 billion syndicated revolving credit facility entered into in April 2019, which will be reduced to $2.2 billion in April 2022 (“RCF”).
Tranche A had a maturity date of April 8, 2022, of which an amount of $1.065 billion was extended twice, initially to April 8, 2023 and then to April 8, 2024. Tranche B has a maturity date of April 8, 2024. Loans and letters of credit will be available from time to time under each tranche for Teva’s general corporate purposes.
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit was 5.00x through the fourth quarter of 2021, gradually declines to 4.50x in the first and second quarters of 2022, 4.00x in the third and fourth quarters of 2022, and will decline to 3.50x in the first quarter of 2023.
The RCF can be used for general corporate purposes, including repaying existing debt. As of December 31, 2021 and as of the date of this Annual Report on Form 10-K, no amounts were outstanding under the RCF.
Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, we will not be able to borrow under the RCF. Additionally, violations of the covenants, under the above-mentioned circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes and sustainability-linked senior notes is outstanding, could lead to an event of default under our senior notes and sustainability-linked senior notes, due to cross acceleration provisions.
Based on current and forecasted results, we expect that we will not exceed the financial covenant thresholds set forth in the RCF within one year from the date these financial statements are issued. Due to the fact that our cash flow generation and EBITDA vary between quarters, there is a possibility that we will not be compliant with our financial covenants during a specific period and could temporarily be unable to draw upon the RCF. If this were to occur, we expect to continue to have sufficient cash resources to support our debt service payments and all other financial obligations within one year from the date that these financial statements are issued without drawing upon the RCF. We continually evaluate our expected compliance with the covenants described above, and intend, if needed, to proactively renegotiate and amend such covenants.
2021 Debt Balance and Movements
As of December 31, 2021, our debt was $23,043 million, compared to $25,919 million as of December 31, 2020. This decrease was mainly due to $4,008 million repurchased upon consummation of a cash tender offer, $3,167 million senior notes repaid at maturity and $710 million of exchange rate fluctuations, partially offset by $4,973 million of issued sustainability-linked senior notes net of issuance costs.
On February 1, 2021, $491 million of our 0.25% convertible senior debentures, due 2026 were redeemed by holders.
In July 2021, we repaid $1,475 million of our 2.2% senior notes at maturity.
In November 2021, we completed debt issuances for an aggregate principal amount of $5,013 million, comprised of 1,500 million euro principal amount of 4.38% sustainability-linked senior notes due in 2030, 1,100 million euro principal amount of 3.75% sustainability-linked senior notes due in 2027, $1,000 million principal amount of 4.75% sustainability-linked senior notes due in 2027 and $1,000 million principal amount of 5.13% sustainability-linked senior notes due in 2029.
In November 2021, we completed a cash tender offer, which resulted in debt reduction of: $4,008 million from our 1.13% 1,500 million euro senior notes due in October 2024, 1.25% 1,300 million euro senior notes due in March 2023, 3.25% 700 million euro senior notes due in April 2022, 2.8% $3,000 million senior notes due in July 2023 and 2.95% $1,300 million senior notes due in December 2022.
In November 2021, we repaid $613 million and $588 million of our 3.65% senior notes at maturity.
During 2021, we borrowed up to $500 million under our RCF, which was fully repaid before year end. As of the date of this Annual Report on Form 10-K, no amounts were outstanding under the RCF.
Our debt as of December 31, 2021 was effectively denominated in the following currencies: 60% in U.S. dollars, 37% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of December 31, 2021 was 6%, compared to 12% as of December 31, 2020, mainly due to repayment of debt, partially offset by a reclassification of upcoming maturities in 2022.
Our financial leverage was 67% as of December 31, 2021, compared to 70% as of December 31, 2020.
Our average debt maturity was approximately 6.4 years as of December 31, 2021, compared to 5.8 years as of December 31, 2020.
For further information, see note 9 to our consolidated financial statements.
2020 Debt Balance and Movements
In March 2020, we repaid our $700 million 2.25% senior notes at maturity.

In July 2020, we repaid our €1,010 million 0.375% senior notes at maturity.
During 2020 we borrowed up to €270 million from our RCF, which was fully repaid before 2020 year end.
Total Equity
Total equity was $11,244 million as of December 31, 2021, compared to $11,061 million as of December 31, 2020. This increase was mainly due to a net income of $456 million, $119 million stock-based compensation expenses and $39 million in unrealized profit associated with hedging activities, partially offset by a negative impact of $462 million from exchange rate fluctuations.
Exchange rate fluctuations affected our balance sheet, as approximately 50% of our net assets (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2020, changes in currency rates had a negative impact of $462 million on our equity as of December 31, 2021, mainly due to the change in value against the U.S. dollar of: the Chilean peso by 5%, the Peruvian nuevo sol by 3%, the Bulgarian lev by 3%, the Japanese yen by 3%, the Polish zloty by 2%, the Russian ruble by 2% and the euro by 2%. All comparisons are on a year-end to year-end basis.
Cash Flow
We seek to continually improve the efficiency of our working capital management. From time to time, as part of our cash management activities, we may make decisions in our commercial and supply chain activities which may drive an acceleration of receivable payments from customers or deceleration of payments to vendors, having the effect of increasing or decreasing cash from operations in an individual period. Such decisions had no material impact on our 2021 operating cash flow measurement, but may impact quarter-to-quarter results.
Cash flow generated from operating activities in 2021 was $798 million, compared to $1,216 million in 2020. This decrease was mainly due to lower profit in our North America segment during 2021.
During 2021, we generated free cash flow of $2,196 million, which we define as comprising: $798 million in cash flow generated from operating activities, $1,648 million in beneficial interest collected in exchange for securitized accounts receivables and $311 million in proceeds from divestitures of businesses and other assets, partially offset by $562 million in cash used for capital investments. During 2020, we generated free cash flow of $2,110 million, comprised of $1,216 million in cash flow generated from operating activities $1,405 million in beneficial interest collected in exchange for securitized accounts receivables and $67 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $578 million in cash used for capital investments. The increase in 2021 resulted mainly from higher cash generated from divestitures of businesses and other assets, partially offset by lower cash flow generated from operating activities.
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
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”), that will provide Teva an exclusive global license to develop, manufacture and commercialize Modag’s lead compound

(anle138b) and a related compound (sery433). Anle138b was initially developed for the treatment of Multiple System Atrophy (MSA) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial is currently being completed. In the fourth quarter of 2021, after obtaining required approval, Teva made an upfront payment of $10 million that was recorded as R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $70 million, as well as future commercial milestones and royalties.
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira
®
. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva made an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021 that were recorded as R&D expenses. Additional development and commercial milestone payments of up to $455 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. In March 2021, Abbvie sued Alvotech for allegedly misappropriating confidential information relating to Humira
®
. In October 2021, the claim was dismissed for lack of jurisdiction. Abbvie has appealed this decision to the U.S. Court of Appeals. In addition, there is pending patent litigation between Abbvie and Alvotech related to Alvotech’s proposed biosimilar to Humira
®
. In December 2021, Abbvie also filed a complaint with the U.S. International Trade Commission (“ITC”) against both Alvotech and Teva seeking to prevent Teva and Alvotech from importing Alvotech’s proposed biosimilar to Humira
®
into the United States. On January 26, 2022, the ITC issued a decision to initiate an investigation into Alvotech’s proposed biosimilar product.
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
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable products. The lead product candidate selected was risperidone LAI (TV-46000) suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the NDA for risperidone LAI, based on phase 3 data from two pivotal studies. Teva leads the clinical development and regulatory process and is responsible for commercialization of this product candidate. MedinCell may be eligible for development milestones, and future commercial milestones of up to $112 million in respect of risperidone LAI. Teva will also pay MedinCell royalties based on net sales.
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
Aggregated Contractual Obligations
The following table summarizes our material contractual obligations and commitments as of December 31, 2021:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(U.S. $ in millions)
Long-term debt obligations, including estimated interest*	$29,778	$2,340	$5,805	$8,301	$13,332
Purchase obligations (including purchase orders)	1,382	1,135	163	69	15

Total	$31,160	$3,475	$5,968	$8,370	$13,347

*	Long-term debt obligations mainly include senior notes, sustainability-linked senior notes and convertible senior debentures, as disclosed in note 9 to our consolidated financial statements.
The total gross amount of unrecognized tax benefits for uncertain tax positions was $672 million at December 31, 2021. Payment of these obligations would result from settlements with tax authorities. Due to the difficulty in determining the timing and magnitude of settlements, these obligations are not included in the table above. Correspondingly, it is difficult to ascertain whether we will pay any significant amount related to these obligations within the next year.
We have committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. As of December 31, 2021, if all development milestones and targets, for compounds in phase 2 and in more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $121 million. Additional contingent payments are owed upon achievement of product approval or launch milestones.
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

Supplemental Non-GAAP Income Data
We utilize certain non-GAAP financial measures to evaluate performance, in conjunction with other performance metrics. The following are examples of how we utilize the non-GAAP measures:

•
our management and Board of Directors use non-GAAP measures to evaluate our operational performance, to compare against work plans and budgets, and ultimately to evaluate the performance of management;

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
In arriving at our non-GAAP presentation, we exclude items that either have a non-recurring impact on the income statement or which, in the judgment of our management, are items that, either as a result of their nature or size, could, were they not singled out, potentially cause investors to extrapolate future performance from an improper base. In addition, we also exclude equity compensation expenses to facilitate a better understanding of our financial results, since we believe that such exclusion is important for understanding the trends in our financial results and that these expenses do not affect our business operations. While not all inclusive, examples of these items include:

•	amortization of purchased intangible assets;

•	legal settlements and material litigation fees, and/or loss contingencies, due to the difficulty in predicting their timing and scope;

•	impairments of long-lived assets, including intangibles, property, plant and equipment and goodwill;

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

•	expenses related to our equity compensation;

•	significant one-time financing costs, amortization of issuance costs and terminated derivative instruments, and valuation gains or losses;

•	unusual tax items;

•	other awards or settlement amounts, either paid or received;

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

The following tables present supplemental non-GAAP data, in U.S. dollars, which we believe facilitates an understanding of the factors affecting our business. In these tables, we exclude the following amounts:

	Year Ended December 31, 2021 (U.S. $ and shares in millions, except per share amounts)
	GAAP	Excluded for non-GAAP measurement											Non- GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long- lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non- GAAP items	Other items
Net revenue	15,878												15,878
Cost of sales	8,284	702					23	23			270		7,266

Gross profit	7,594	702	—	—	—	—	23	23	—	—	270	—	8,612
Gross profit margin	48%												54%
R&D expenses	967				15			19			—		933
S&M expenses	2,429	99						33			—		2,297
G&A expenses	1,099							43			27		1,029
Other (income) expense	(98)									(51)			(48)
Legal settlements and loss contingencies	717		717										—
Other asset impairments, restructuring and other items	341			160		133			7		40		—
Intangible assets impairment	424			424									—

Operating income (loss)	1,716	802	717	584	15	133	23	118	7	(51)	337	—	4,401
Financial expenses	1,058											128	930

Income (loss) before income taxes	658	802	717	584	15	133	23	118	7	(51)	337	128	3,471
Income taxes	211											(360)	570
Share in profits (losses) of associated companies – net	(9)											(1)	(8)

Net income (loss)	456	802	717	584	15	133	23	118	7	(51)	337	(232)	2,909
Net income (loss) attributable to non-controlling interests	39											(15)	54

Net income (loss) attributable to Teva	417	802	717	584	15	133	23	118	7	(51)	337	(247)	2,855

EPS—Basic	0.38											2.21	2.59
EPS—Diluted	0.38											2.20	2.58

The non-GAAP diluted weighted average number of shares was 1,107 million for the year ended December 31, 2021.
Non-GAAP income taxes for the year ended December 31, 2021 were 16% on pre-tax non-GAAP income.
*
Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

	Year ended December 31, 2020 (U.S. $ and shares in millions, except per share amounts)
	GAAP	Excluded for non-GAAP measurement												Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Goodwill impairment	Impairment of long- lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Gain on sale of business	Other non- GAAP items	Other items
Net revenue	16,659													16,659
Cost of sales	8,933	894						23	27			63		7,925

Gross profit	7,726	894						23	27			63		8,734
Gross profit margin	46.4%													52.4%
R&D expenses	997					37			20			—		941
S&M expenses	2,498	126							36			14		2,322
G&A expenses	1,173								46			12		1,115
Other (income) expense	(40)										(8)			(31)
Legal settlements and loss contingencies	60		60											—
Other asset impairments, restructuring and other items	479				416		120			(81)		24		—
Intangible assets impairment	1,502				1,502									—
Goodwill impairment	4,628			4,628										—

Operating income (loss)	(3,572)	1,020	60	4,628	1,918	37	120	23	129	(81)	(8)	114	—	4,388
Financial expenses, net	834												(85)	918

Income (loss) before income taxes	(4,406)	1,020	60	4,628	1,918	37	120	23	129	(81)	(8)	114	(85)	3,470
Income taxes	(168)												(745)	577
Share in profits (losses) of associated companies – net	(138)												(134)	(4)

Net income (loss)	(4,099)	1,020	60	4,628	1,918	37	120	23	129	(81)	(8)	114	(964)	2,897
Net income (loss) attributable to non-controlling interests	(109)												(177)	68

Net income (loss) attributable to Teva	(3,990)	1,020	60	4,628	1,918	37	120	23	129	(81)	(8)	114	(1,140)	2,830

EPS—Basic	(3.64)												6.23	2.58
EPS—Diluted	(3.64)												6.22	2.57

The non-GAAP diluted weighted average number of shares was 1,099 million for the year ended December 31, 2020.
Non-GAAP income taxes for the year ended December 31, 2020 were 17% on pre-tax non-GAAP income.
*
Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

Non-GAAP Tax Rate
Non-GAAP income taxes for 2021 were $570 million on non-GAAP pre-tax income of $3,471 million. Non-GAAP income taxes in 2020 were $577 million on non-GAAP pre-tax income of $3,470 million. The non-GAAP tax rate for 2021 was 16.4%, similar to 16.6% in 2020. Our non-GAAP tax rate was mainly affected by the mix of products we sold and interest expense disallowance.
Trend Information
The following factors are expected to have a significant effect on our 2022 results:

•	ongoing impact of the COVID-19 pandemic on markets and on customer stocking and purchasing patterns. For further details, see “—The COVID-19 Pandemic” above;

•	continued success of our specialty products AUSTEDO and AJOVY;

•	success of clinical trials and approval of our specialty product risperidone LAI;

•	ability to successfully execute key generic launches in a timely manner;

•	ability to successfully develop and launch new biosimiliar products;

•	a decrease in sales of COPAXONE and other specialty products due to potential loss of exclusivity, generic competition and/or availability of alternative therapies;

•
we expect continued competition for our generic products where multiple similar generic products have been launched, resulting in pricing pressure in the generics markets. We do, however, also see certain generic segments in which opportunities exist to grow our business, our portfolio of new drug applications and our portfolio of approved complex products;

•	we expect continued increases in prices of raw materials, energy, labor and transportation;

•	our disciplined cash management and debt repayment schedule;

•	our high debt levels and non-investment grade credit rating may increase the cost of any new borrowing;

•	continued impact of currency fluctuations on revenues and operating income, as well as on various balance sheet and statements of income line items;

•	ongoing evaluation to further network consolidation activities to achieve additional operational efficiencies, which may affect our business and operations; and

•	continued efforts towards achieving our long-term financial goals.
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

The critical accounting estimates relate to the following:

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
Historically, our changes of estimates reflecting actual results or updated expectations, have not been material to our overall business. Product-specific rebates, however, may have a significant impact on year-over-year individual product growth trends. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate predictors of our future experience, our results could be materially affected. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with governmental allowances, U.S. Medicaid and other performance-based contract rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters. See also “Revenue recognition” in note 1 to our consolidated financial statements.
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
Taxes have not been provided for tax-exempt income, as the Company intends to permanently reinvest these earnings and does not currently foresee a need to distribute dividends out of these earnings. In addition, the

Company announced a suspension of dividend distribution on ordinary shares and ADSs in 2017. Furthermore, deferred taxes have not been provided for the retained earnings of the Company’s foreign subsidiaries because the Company does not expect these subsidiaries to distribute taxable dividends in the foreseeable future, as their earnings and excess cash are used to pay down the group’s external liabilities, and the Company expects to have sufficient resources in the Israeli companies to fund its cash needs in Israel. An assessment of the tax that would have been payable had the Company’s foreign subsidiaries distributed their income to the Company is not practicable because of the multiple levels of corporate ownership and multiple tax jurisdictions involved in each hypothetical dividend distribution.
For a discussion of the valuation allowance, deferred tax and valuation allowance estimates see notes 1 and 13 to our consolidated financial statements.
Contingencies
From time to time, Teva and/or its subsidiaries are subject to claims for damages and/or equitable relief arising in the ordinary course of business. In addition, in large part as a result of the nature of its business, Teva is frequently subject to litigation, governmental investigations and other legal proceedings. Except for income tax contingencies or contingent consideration acquired in a business combination, Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. When accruing these costs, Teva will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, Teva accrues for the minimum amount within the range. Teva records anticipated recoveries under existing insurance contracts at the gross amount that is expected to be collected when they are considered probable to occur.
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
The Company estimates the fair values of all reporting units using a discounted cash flow model which utilizes Level 3 unobservable inputs. Key estimates include the revenue growth rates taking into consideration industry and market conditions, terminal growth rate and the discount rate. The discount rate used is based on the WACC, adjusted for the relevant risk associated with country-specific and business-specific characteristics.

The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill, to those reporting units.
When necessary, we record charges for impairments of goodwill for the amount by which the carrying amount exceeds the fair value of these assets.
See note 7 and note 19 to our consolidated financial statements for further details on the goodwill impairment recognized in 2020, and Teva’s operating and reporting segments.
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
For indefinite life intangible assets Teva performs an impairment test annually in the second quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Teva determines the fair value of the asset annually or when triggering events are present, based on discounted cash flows and records an impairment loss if book value exceeds fair value.
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
We generally prefer to borrow in U.S. dollars; however, from time to time we borrow funds in other currencies, such as the euro, Swiss franc and new Israeli shekel, in order to benefit from same currency revenues in relation to same currency costs and same currency assets in relation to same currency liabilities.
Cash Flow Exposure
Total revenues were $15,878 million in 2021. Of these revenues, approximately 48% were denominated in currencies other than the U.S. dollar, 21% in euros, 4% in British pound and the rest in other currencies, none of which accounted for more than 4% of total revenues in 2021. In most currencies, we record corresponding expenses.
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
As of December 31, 2021, we hedged part of our expected operating results for 2022 in currencies other than the U.S. dollar, primarily the euro, British pound, Canadian dollar, Swiss franc, Polish zloty, Japanese yen, Russian ruble and Latin American currencies.
In certain cases, we may hedge exposure arising from a specific transaction, executed in a currency other than the functional currency, by entering into forward contracts and/or by using plain-vanilla and exotic option strategies. We generally limit the term of hedging transactions to a maximum of eighteen months.
Balance Sheet Exposure
With respect to our monetary assets and liabilities, the exposure arises when the monetary assets and/or liabilities are denominated in currencies other than the functional currency of our subsidiaries. We strive to limit our exposure through natural hedging. The remaining exposure is hedged almost in full by entering into financial derivative instruments. To the extent possible, the hedging activity is carried out on a consolidated level.

The table below presents exposures exceeding $50 million in absolute values:

Net exposure as of December 31, 2021
Liability/Asset	(U.S. $ in millions)
USD/CHF	475
BGN/EUR	291
USD/JPY	285
GBP/USD	180
INR/USD	130
USD/MXN	99
PLN/EUR	75
USD/EUR	71
HRK/USD	50
Outstanding Foreign Exchange Hedging Transactions
As of December 31, 2021, we had outstanding derivatives, primarily forwards and currency option contracts, with a corresponding notional amount of approximately $1.7 billion and $0.4 billion, respectively. As of December 31, 2020, we had outstanding derivatives, primarily forwards and currency option contracts with corresponding notional amounts of approximately $2.4 billion and $0.5 billion, respectively.
The table below presents the net notional and fair values of the financial derivatives entered into as of December 31, 2021 in order to reduce currency exposure arising from our cash flow and balance sheet exposures. The table below presents only currency paired with hedged net notional values exceeding $50 million.

Currency (sold)	Cross Currency (bought)	Net Notional Value		Fair Value		2021 Weighted Average Cross Currency Prices or Strike Prices
		2021	2020	2021	2020
	(U.S. $ in millions)
Forward:
CHF	USD	509	464	(4)	(12)	0.92
JPY	USD	313	326	4	(5)	113.51
USD	GBP	133	*	(1)	—	1.36
EUR	USD	98	400	4	(16)	1.18
MXN	USD	96	91	(4)	(2)	21.38
USD	INR	95	145	1	2	75.35
RUB	USD	79	*	(1)	—	76.92
CAD	USD	76	70	1	(2)	1.25
EUR	PLN	68	103	1	—	4.66
CZK	EUR	50	*	(1)	—	25.63
GBP	USD	*	133	—	(3)	—
EUR	CAD	*	101	—	(1)	—

Options:
EUR	USD	73	167	1	(3)	1.15
CAD	USD	53	*	—	(1)	1.30
CHF	USD	51	84	—	(2)	0.94
JPY	USD	*	89	—	—	—
GBP	USD	*	53	—	(1)	—

*	Represents net notional value of less than $50 million.

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
We raise capital through various debt instruments including senior notes and sustainability-linked senior notes that bear a fixed or variable interest rate, syndicated revolving credit facility that bears a fixed or variable interest rate and convertible debentures that bear a fixed and variable interest rate. In some cases, as described below, we have swapped from a fixed to a variable interest rate (“fair value hedge”), from a variable to a fixed interest rate and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), reducing overall interest expenses or hedging risks associated with interest rate fluctuations.
In certain cases, we may hedge, in whole or in part, against exposure arising from a specific transaction, such as debt issuances related to an acquisition or debt refinancing, by entering into forward and interest rate swap contracts and/or by using options.
The table below presents the aggregate outstanding debt by currencies and maturities as of December 31, 2021:

Currency	Total Amount	Interest Rate Ranges		2022	2023	2024	2025	2026	2027 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	13,934	2.80%	7.13%	1,453	1,250	1,000	3,496	1,000	5,019
Euro	8,417	1.13%	6.00%	670	708	2,152	—	2,037	2,543
CHF	767	0.50%	1.00%	—	—	383	—	—	—
USD convertible debentures*	23	0.25%	0.25%	—	—	—	—	—	—

Variable Rate:
Others	2	1.00%	2.00%	—	—	—	—	—	—

Total:	23,143			$2,122	$1,958	$3,535	$3,496	$3,037	$7,562

Less debt issuance costs	(100)

Total:	$23,043

*	Classified under short-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Teva Pharmaceutical Industries Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teva Pharmaceutical Industries Limited and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose

s in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Goodwill Impairment Assessment—North America and Europe reporting units
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the North America and Europe reporting units were $20,040 million, $6,474 million and $8,544 million, respectively, as of December 31, 2021. As disclosed by management, goodwill is assigned to reporting units and tested for impairment at least annually, in the second quarter of the fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the second quarter of 2021, Teva conducted a quantitative analysis of the North America and Europe reporting units as part of its annual goodwill impairment test and utilized the assistance of an independent valuation expert. No goodwill impairment charge was recorded during the second quarter of 2021. Management determines the fair value of its reporting units using the income approach. Within the income approach, the method used is the discounted cash flow method. For the impairment assessments, management started with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applied a discount rate to arrive at a net present value amount. Key estimates include the revenue growth rates (including revenue for AUSTEDO) taking into consideration industry and market conditions, terminal growth rate and the discount rate. Market conditions for the North America reporting unit include estimates related to the resolution of the opioids and price fixing litigation.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the North America and Europe reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, discount rate, terminal growth rate and estimates related to the resolution of the opioid, pricing and market allocation litigation for the North America reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the North America and Europe reporting units. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, discount rate, terminal growth rate and estimates related to the resolution of the opioid, pricing and market allocation litigation for the North America reporting unit. Evaluating management’s assumptions related to the revenue growth rates and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assumption related to estimates related to the resolution of the opioid, pricing and market allocation litigation for the North America reporting unit involved obtaining and evaluating letters of audit inquiry with internal and external legal counsel and discussing the status of significant known actual and potential litigation with the Company’s internal and external legal counsel. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow model and the discount rate assumption.
Sales Reserves and Allowances (“SR&A”)—Rebates, Chargebacks and Medicaid in the United States
As described in Notes 1 and 3 to the consolidated financial statements, the amount of consideration to which the Company expects to be entitled varies as a result of rebates, chargebacks, and other SR&A that the Company offers to its customers and their customers, as well as the occurrence or nonoccurrence of future events, including milestone events. A minimum amount of variable consideration is recorded by the Company concurrently with the satisfaction of performance obligations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of December 31, 2021, consolidated SR&A for rebates, chargebacks and Medicaid were $3,594 million. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers. Provisions are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are estimated based on the specific terms in each agreement based on historical trends and expected sales. Provisions for Medicaid are based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.
The principal considerations for our determination that performing procedures relating to SR&A for rebates, chargebacks and Medicaid in the United States is a critical audit matter are (i) the significant judgment by management due to the significant measurement uncertainty involved in developing the reserves, as the reserves are based on assumptions developed using contractual and mandated terms with customers, historical experience, and projected market conditions in the US; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions, related to wholesaler inventory levels and expected chargeback levels.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to SR&A for rebates, chargebacks and Medicaid in the United States, including controls over the assumptions used by management to estimate the reserves. These procedures also included, among others, (i) developing independent estimates of the reserves using third party information, the contractual or mandated terms of the specific rebate or chargeback programs, and the historical trends of payments and comparing the independent estimates to management’s estimates; (ii) evaluating the reasonableness of significant assumptions used by management related to wholesaler inventory levels and expected chargeback levels; and (iii) testing the completeness, accuracy, and relevance of underlying data used to estimate the reserves, including testing actual claims processed by the Company.

Opioid, Pricing and Market Allocation Litigation in the United States
As described in Notes 1, 11 and 12 to the consolidated financial statements, management evaluates litigation contingencies and records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. Such contingencies include those related to opioid, pricing and market allocation litigation in the United States. As of December 31, 2021, the Company’s consolidated provision for legal settlements and loss contingencies was $2,710 million, which included an estimated settlement provision recorded in connection with the remaining opioid cases.
The principal considerations for our determination that performing procedures relating to opioid, pricing and market allocation litigation in the United States is a critical audit matter are the significant judgment by management when assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss for each claim can be made, which in turn led to high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assessment of the loss contingencies associated with these legal matters. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the loss contingencies relating to opioid, pricing and market allocation litigation in the United States, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, (i) gaining an understanding of the Company’s process around the accounting and reporting for these legal matters; (ii) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel; (iii) discussing the status of significant known actual and potential litigation with the Company’s internal legal counsel; (iv) evaluating the reasonableness of management’s assessment regarding whether a loss is probable and whether the amount of loss can be reasonably estimated; and (v) evaluating the sufficiency of the Company’s litigation contingency disclosures. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the factual investigation performed by management and their advisors with respect to pricing and market allocation allegations.
/s/ Kesselman & Kesselman
Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel
February 9, 2022
We have served as the Company’s auditor since at least 1976. We have not been able to determine the specific year we began serving as the auditor of the company.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$2,165	$2,177
Accounts receivables, net of allowance for credit losses of $90 million and $126 million as of December 31, 2021 and December 31, 2020, respectively	4,529	4,581
Inventories	3,818	4,403
Prepaid expenses	1,075	945
Other current assets	965	710
Assets held for sale	19	189

Total current assets	12,573	13,005
Deferred income taxes	596	695
Other non-current assets	515	538
Property, plant and equipment, net	5,982	6,296
Operating lease right-of-use assets	495	559
Identifiable intangible assets, net	7,466	8,923
Goodwill	20,040	20,624

Total assets	$47,666	$50,640

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,426	$3,188
Sales reserves and allowances	4,241	4,824
Accounts payables	1,686	1,756
Employee-related obligations	563	685
Accrued expenses	2,208	1,780
Other current liabilities	903	933

Total current liabilities	11,027	13,164
Long-term liabilities:
Deferred income taxes	784	964
Other taxes and long-term liabilities	2,578	2,240
Senior notes and loans	21,617	22,731
Operating lease liabilities	416	479

Total long-term liabilities	25,395	26,414

Commitments and contingencies , see note 12
Total liabilities	36,422	39,579

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; December 31, 2021 and December 31, 2020: authorized 2,495 million shares; issued 1,209 million shares and 1,202 million shares, respectively	57	57
Additional paid-in capital	27,561	27,443
Accumulated deficit	(10,529)	(10,946)
Accumulated other comprehensive loss	(2,683)	(2,399)
Treasury shares as of December 31, 2021 and December 31, 2020: 106 million ordinary shares	(4,128)	(4,128)

	10,278	10,026

Non-controlling interests	966	1,035

Total equity	11,244	11,061

Total liabilities and equity	$47,666	$50,640

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Net revenues	$15,878	$16,659	$16,887
Cost of sales	8,284	8,933	9,351

Gross profit	7,594	7,726	7,537
Research and development expenses , net	967	997	1,010
Selling and marketing expenses	2,429	2,498	2,614
General and administrative expenses	1,099	1,173	1,192
Intangible assets impairments	424	1,502	1,639
Goodwill impairment	—	4,628	—
Other asset impairments, restructuring and other items	341	479	423
Legal settlements and loss contingencies	717	60	1,178
Other income	(98)	(40)	(76)

Operating (loss) income	1,716	(3,572)	(443)
Financial expenses—net	1,058	834	822

Income (loss) before income taxes	658	(4,406)	(1,265)
Income taxes (benefit)	211	(168)	(278)
Share in (profits) losses of associated companies—net	(9)	(138)	13

Net income (loss)	456	(4,099)	(1,000)
Net income (loss) attributable to non-controlling interests	39	(109)	(2)

Net income (loss) attributable to Teva	417	(3,990)	(999)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.38	$(3.64)	$(0.91)

Diluted	$0.38	$(3.64)	$(0.91)

Weighted average number of shares (in millions):
Basic	1,102	1,095	1,091

Diluted	1,107	1,095	1,091

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$456	$(4,099)	$(1,000)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(462)	(69)	97
Unrealized gain (loss) on derivative financial instruments, net	39	57	84
Unrealized gain (loss) on available-for-sale securities, net	—	—	(1)
Unrealized gain (loss) on defined benefit plans, net	32	(18)	(20)

Total other comprehensive income (loss)	(391)	(30)	160

Total comprehensive income (loss)	65	(4,129)	(840)
Comprehensive income (loss) attributable to non-controlling interests	(68)	(53)	12

Comprehensive income (loss) attributable to Teva	$133	$(4,076)	$(852)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva share-holders’ equity	Non- controlling interests	Total equity
		(U.S. dollars in millions)
Balance at January 1, 2019	1,196	56	27,210	(5,958)	(2,459)	(4,142)	14,707	1,087	15,794
Changes during 2019:
Net income (loss)				(999)			(999)	(2)	(1,000)
Other comprehensive income (loss)					147		147	14	160
Issuance of Treasury Shares		*	(8)			14	6		6
Stock-based compensation expense			119				119		119
Issuance of shares	2	*							*
Transactions with non-controlling interests								(8)	(8)
Other			(8)				(8)		(8)

Balance at December 31, 2019	1,198	56	27,312	(6,956)	(2,312)	(4,128)	13,972	1,091	15,063
Changes during 2020:
Net income (loss)				(3,990)			(3,990)	(109)	(4,099)
Other comprehensive income (loss)					(86)		(86)	56	(30)
Issuance of Shares	4	*	*				1		1
Stock-based compensation expense			129				129		129
Transactions with non-controlling interests								(2)	(2)

Balance at December 31, 2020	1,202	57	27,443	(10,946)	(2,399)	(4,128)	10,026	1,035	11,061
Changes during 2021:
Net income (loss)				417			417	39	456
Other comprehensive income (loss)					(283)		(283)	(107)	(391)
Issuance of Shares	7	*					*		*
Stock-based compensation expense			119				119		119
Transactions with non-controlling interests								(2)	(2)

Balance at December 31, 2021	1,209	$57	$27,561	$(10,529)	$(2,683)	$(4,128)	$10,278	$966	$11,244

*	Represents an amount less than 0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$456	$(4,099)	$(1,000)
Adjustments to reconcile net loss to net cash provided by operations:
Impairment of goodwill, long-lived assets and assets held for sale	584	6,546	1,778
Depreciation and amortization	1,330	1,557	1,722
Net change in operating assets and liabilities	(1,701)	(2,188)	(896)
Deferred income taxes—net and uncertain tax positions	(120)	(696)	(985)
Stock-based compensation	119	129	119
Other items	16	100	28
Research and development in process	10	80	—
Net loss (gain) from investments and from sale of business and long lived assets	104	(213)	(18)

Net cash provided by operating activities	798	1,216	748

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	1,648	1,405	1,487
Proceeds from sale of business and long lived assets	311	67	343
Purchases of property, plant and equipment	(562)	(578)	(525)
Purchases of investments and other assets	(47)	(55)	(8)
Proceeds from sale of investments	172	12	2
Other investing activities	1	12	56

Net cash provided by investing activities	1,523	863	1,355

Financing activities:
Repayment of senior notes and loans and other long term liabilities	(6,649)	(1,871)	(3,944)
Proceeds from senior notes, net of issuance costs	4,974	—	2,083
Proceeds from short term debt	700	550	500
Repayment of short term debt	(700)	(559)	(502)
Redemption of convertible debentures	(491)	—	—
Other financing activities	(6)	(5)	(11)
Tax withholding payments made on shares and dividends	—	—	(52)

Net cash used in financing activities	(2,172)	(1,885)	(1,926)

Translation adjustment on cash and cash equivalents	(128)	8	16

Net change in cash, cash equivalents and restricted cash	21	202	193
Balance of cash, cash equivalents and restricted cash at beginning of year	2,177	1,975	1,782

Balance of cash, cash equivalents and restricted cash at end of year	$2,198	$2,177	$1,975

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	2,165	2,177	1,975
Restricted cash included in other current assets	33	—	—

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,198	2,177	1,975

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(U.S. dollars in millions)

	Year ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,635	$1,397	$1,511
Cash paid during the year for:
Interest	$913	$846	$840
Income taxes, net of refunds	$495	$709	$552
Net change in operating assets and liabilities:

	Year ended December 31,
	2021	2020	2019
Other current assets	$(2,271)	$(1,473)	$(1,416)
Trade payables, accrued expenses, employee-related obligations and other liabilities	764	(463)	643
Trade receivables net of sales reserves and allowances	(574)	(293)	(394)
Inventories	380	41	271

	$(1,701)	$(2,188)	$(896)

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
As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to determining the valuation and recoverability of intangible assets and goodwill, assessing sales reserves and allowances in the United States, uncertain tax positions, valuation allowances and contingencies. The inputs into Teva’s judgments and estimates also consider the economic implications of the COVID-19 pandemic on its critical accounting estimates, most significantly in relation to sales, reserves and allowances, IPR&D assets, marketed product rights and goodwill, all of which will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain or treat it, as well as the economic impact on Teva’s employees, third-party manufacturers and suppliers, customers and markets. All estimates made by Teva related to the impact of the COVID-19 pandemic within its financial statements may change in future periods.
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

9
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, joint ventures and variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary. For those consolidated entities where Teva owns less than 100%, the outside shareholders’ interests are shown as non-controlling interests in equity. Investments in affiliates over which the Company has significant influence but not a controlling interest, are carried on the equity basis.
For VIEs, the Company performs an analysis to determine whether the variable interests give a controlling financial interest in a VIE. The Company periodically reassesses whether it controls its VIEs.
Intercompany transactions and balances are eliminated on consolidation; profits from intercompany sales, not yet realized outside the Group, are also eliminated.

b.	New accounting pronouncements
Recently adopted accounting pronouncements
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. There was no material impact to the Company’s consolidated financial statements for the period ended December 31, 2021 as a result of adopting this standard update. The Company has completed negotiations to transform the facility base rate of its securitization program and is continuing to evaluate the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities. However, it is not expected to have a material impact on the consolidated financial results of operations, financial position or cash flows.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Recently issued accounting pronouncements, not yet adopted
In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832)”, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company expects to apply modified retrospective basis adoption of this guidance, which will not have a significant impact on the Company’s consolidated financial statements.

c.	Acquisitions:
Teva’s consolidated financial statements include the operations of acquired businesses from the date of the acquisition’s consummation. Acquired businesses are accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired IPR&D be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When Teva acquires net assets that do not constitute a business, as defined under U.S. GAAP, no goodwill is recognized and acquired IPR&D is expensed unless it has an alternative future use.
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
Collaborative arrangements are contractual arrangements in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor.

9
8

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

i.	Restricted cash:
Restricted cash represents amounts which are legally restricted to withdrawal or usage and is presented in the Consolidated Balance Sheet under other current assets.

j.	Accounts Receivable:
The Company’s accounts receivables accounting policy until December 31, 2019, prior to the adoption of the new CECL standard
Accounts receivable are stated at their net realizable value. The allowance against gross accounts receivable reflects the best estimate of losses inherent in the receivables portfolio determined on the basis of historical

10
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

experience, specific allowances for known troubled accounts and other currently available information. An allowance for doubtful debts is reflected in net accounts receivable. Accounts receivable are written off after all reasonable means to collect the full amount have been exhausted.
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

k.	Concentration of credit risks:
Most of Teva’s cash and cash equivalents (which, along with investment in securities, totaled $2,191 million at December 31, 2021) were deposited with European, U.S. and Israeli banks and financial institutions and were comprised mainly of cash deposits.
The pharmaceutical industry, particularly in the United States, has been significantly affected by consolidation among managed care providers, large pharmacy chains, wholesaling organizations and other buyer groups. The U.S. market constituted approximately 46% of Teva’s consolidated revenues in 2021. The exposure of credit risks relating to other trade receivables outside the U.S. is limited, due to the relatively large number of group customers and their wide geographic distribution. Teva performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral and from time to time the Company may choose to purchase trade credit insurance.

l.	Inventories:
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
Teva’s long-lived, non-current assets are comprised mainly of goodwill, identifiable intangible assets, property, plant and equipment, and operating lease right-of-use (“ROU”) assets. All long-lived assets are monitored for impairment indicators throughout the year. Impairment testing for goodwill and all indefinite-lived intangible assets is performed at least annually. When necessary, charges for impairments of long-lived assets, other than goodwill, are recorded for the amount by which the fair value is less than the carrying value of these assets.

10
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
IPR&D acquired in a business combination is capitalized as an indefinite life intangible asset until the related research and development efforts are either completed or abandoned. In the reporting periods where they are treated as indefinite life intangible assets, they are not amortized but rather are monitored triggering events and tested for impairment at least on an annual basis, in the second quarter of the fiscal year. Upon completion of the related research and development efforts, management determines the useful life of the intangible assets and amortizes them accordingly. In case of abandonment or a reduction in the expected realizable value of the asset, the related research and development assets are impaired.

10
2

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
For indefinite life intangible assets, Teva performs an impairment test annually in the second quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Teva determines the fair value of the asset based on discounted cash flows and records an impairment loss if its book value exceeds fair value.
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
Property, plant and equipment
Property, plant and equipment are stated at cost, after deduction of the related investment grants, and depreciated using the straight-line method over the estimated useful life of the assets: buildings, mainly 40 years; machinery and equipment, mainly 20 years; and other assets, between 5 to 10 years.
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
See note 8 and note 1dd for further discussion.

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

10
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

o.	Treasury shares:
Treasury shares are presented as a reduction of Teva shareholders’ equity and carried at their cost to Teva, under treasury shares.

p.	Stock-based compensation:
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

2.	Amounts of tax-exempt income generated from the Company’s current Approved Enterprises and unremitted earnings from foreign subsidiaries retained for reinvestment in the Group. See note 13f.

r.	Uncertain tax positions:
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

10
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in financial expenses, net in the statements of income in the period that the changes in fair value occur.
For derivative instruments that are designated and qualify as a cash-flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the anticipated transaction in the same period or periods during which the hedged transaction affects earnings.
For derivative instruments that are designated as net-investment hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. The effective portion is determined by looking into changes in spot exchange rate. The change in fair value attributable to changes other than those due to fluctuations in the spot exchange rate are excluded from the assessment of hedge effectiveness and are recognized in the statement of income under financial expenses, net.
For derivative instruments that qualify for hedge accounting, the cash flows associated with these derivatives are reported in the consolidated statements of cash flows consistently with the classification of the cash flows from the underlying hedged items that these derivatives are hedging.
Derivative instruments that do not qualify for hedge accounting are recognized on the Balance Sheet at their fair value, with changes in the fair value recognized as a component of financial expenses, net in the statements of income. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

t.	Revenue recognition:
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

10
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Revenue from sales based milestones and royalties promised in exchange for a license of IP is recognized only when, or as, the later of subsequent sale or the performance obligation to which some or all of the sales-based royalty has been allocated, is satisfied. Revenues from licensing arrangements included royalty income of $160 million, $129 million and $147 million for the years ended December 31, 2021, 2020 and 2019, respectively.

10
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Distribution revenues are derived from sales of third-party products for which the Company acts as distributor, mostly in the United States via Anda and in Israel via Salomon Levin and Elstein Ltd. (SLE). In the United States, the Company is the principal in these arrangements and therefore records revenue on a gross basis as it controls the promised goods before transferring these goods to the customer. In Israel, the Company is the agent in these arrangements and therefore records revenue on a net basis as it has no discretion in establishing prices for any specified goods or services, limited inventory risk and is not primarily responsible for contract fulfillment. Revenue is recognized when the customer obtains control of the products. This generally occurs when products are shipped once the Company has a present right to payment and legal title and risk and rewards of ownership are obtained by the customer.
Other revenues are primarily comprised of contract manufacturing services, sales of medical devices and other miscellaneous items. Revenue is recognized when the customer obtains control of the products. This generally occurs when products are shipped once the Company has a present right to payment and legal title and risk and rewards of ownership are obtained by the customer.
Trade receivables and contract liabilities
Trade receivables are presented net of allowance for credit losses, which includes amounts billed and currently due from customers.
Contract liabilities are mainly comprised of deferred revenues (defined as obligations to provide products or services to customers when payment has been made in advance and delivery or performance has not yet occurred), which were immaterial as of December 31, 2021 and 2020.
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

1
0
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

1
08

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Prompt Pay Discounts
Prompt pay discounts are offered to most customers to encourage timely payment. Discounts are estimated at the time of invoice based on historical discounts in relation to sales. Prompt pay discounts are almost always utilized by customers. As a result, the actual discounts do not vary significantly from the estimated amount.

u.	Research and development:
Research and development expenses are charged to statement of income (loss) as incurred. Participations and grants in respect of research and development expenses are recognized as a reduction of research and development expenses as the related costs are incurred, or as the related milestone is met.
Advance payments for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as an expense as the related goods are used or the services are rendered.
Research and development in-process acquired as part of an asset purchase, which has not reached technological feasibility and has no alternative future use, is expensed as incurred.

v.	Shipping and handling costs:
Shipping and handling costs, which are included in S&M expenses, were $111 million, $124 million and $138 million for the years ended December 31, 2021, 2020 and 2019, respectively.

w.	Advertising costs:
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2021, 2020 and 2019 were $246 million, $225 million and $213 million, respectively.

x.	Restructuring:
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

1
09

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

y.	Segment reporting:
The Company’s business includes three reporting segments based on three geographical areas:

(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries in which Teva operates other than those in the North America and Europe segments.
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

z.	Earnings per share:
Basic earnings per share are computed by dividing the net income attributable to ordinary shareholders by the weighted average number of ordinary shares (including fully vested RSUs and PSUs) outstanding during the year, net of treasury shares.
In computing diluted earnings per share, basic earnings per share are adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested RSUs and PSUs granted under employee stock compensation plans and one series of convertible senior debentures, using the treasury stock method; and (ii) the conversion of the remaining convertible senior debentures using the “if-converted” method, by adding to net income interest expense on the debentures and amortization of issuance costs, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of the debentures.

aa.	Securitization
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

bb.	Divestitures
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

11
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Operating leases are included in operating lease ROU assets, other current liabilities and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.
ROU assets represent Teva’s right to use an underlying asset for the lease term and lease liabilities represent Teva’s obligation to make lease payments arising from the lease. Operating lease ROU and finance lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Teva uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments.
For finance leases, Teva recognizes interest on the lease liability separately from amortization of the assets in the consolidated statement of income. For operating leases, lease expenses are recognized on a straight-line basis over the lease term.
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

11
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The new lease standard had no impact on Teva’s debt-covenant compliance under its syndicated revolving credit facility.
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
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”), that will provide Teva an exclusive global license to develop, manufacture and commercialize Modag’s lead compound (anle138b) and a related compound (sery433). Anle138b was initially developed for the treatment of Multiple System Atrophy (MSA) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial is currently being completed. In the fourth quarter of 2021, after obtaining required approval, Teva made an upfront payment of $10 million that was recorded as R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $70 million, as well as future commercial milestones and royalties
.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira
®
. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva made an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021 that were recorded as R&D expenses. Additional development and commercial milestone payments of up to $455 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. In March 2021, Abbvie sued Alvotech for allegedly misappropriating confidential information relating to Humira
®
. In October 2021, the claim was dismissed for lack of jurisdiction. Abbvie has appealed this decision to the U.S. Court of Appeals. In addition, there is pending patent litigation between Abbvie and Alvotech related to Alvotech’s proposed biosimilar to Humira
®
. In December 2021, Abbvie also filed a complaint with the ITC against both Alvotech and Teva seeking to prevent Teva and Alvotech from importing Alvotech’s proposed biosimilar to Humira
®
into the United States. On January 26, 2022, the ITC issued a decision to initiate an investigation into Alvotech’s proposed biosimilar product.

11
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Eli Lilly and Alder BioPharmaceuticals
In December 2018, Teva entered into an agreement with Eli Lilly (“Lilly”) resolving the European Patent Office opposition they had filed against Teva’s AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
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
Otsuka
On May 12, 2017, Teva entered into a license and collaboration agreement with Otsuka Pharmaceutical Co. Ltd. (“Otsuka”) providing Otsuka with an exclusive license to develop and commercialize AJOVY in Japan. Otsuka paid Teva an upfront payment of $50 million in consideration for the transaction. In the third quarter of 2020, Otsuka submitted an application to obtain manufacturing and marketing approval for AJOVY in Japan and, as a result, paid Teva a milestone payment of $15 million, which was recognized as revenue in the third quarter of 2020. AJOVY was approved in Japan in June 2021 and launched on August 30, 2021. As a result of the launch, Otsuka paid Teva a milestone payment of $35 million, which was recognized as revenue in the third quarter of 2021. Teva may receive additional milestone payments upon achievement of certain revenue targets. Otsuka also pays Teva royalties on AJOVY sales in Japan.
Celltrion
In October 2016, Teva and Celltrion entered into a collaborative agreement to commercialize Truxima
®
and Herzuma
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

11
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
MedinCell
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable products. The lead product candidate selected was risperidone LAI (TV-46000) suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the new drug application (“NDA”) for risperidone LAI, based on phase 3 data from two pivotal studies. Teva leads the clinical development and regulatory process and is responsible for commercialization of this product candidate. MedinCell may be eligible for development milestones, and future commercial milestones of up to $112 million in respect of risperidone LAI. Teva will also pay MedinCell royalties based on net sales.
Assets and Liabilities Held For Sale:
Certain assets of Teva’s business venture in Japan
Teva operates its business in Japan, which was part of Teva’s International Markets segment, through a business venture with The Takeda Pharmaceutical Company Limited (“Takeda”), in which Teva owns a 51% stake and Takeda owns the remaining 49%.
In July 2020, Teva and Takeda entered into a purchase agreement with Nichi-Iko to sell the majority of the business venture’s generic and operational assets. This transaction was completed on February 1, 2021. The business venture retains its specialty portfolio and other selected generic molecules, pipeline assets authorized generics and long listed products (LLPs).
Until the closing date, Teva accounted for the business venture assets and liabilities that were sold as held for sale and determined that the fair value less cost of sale did not exceed the carrying value, resulting in an impairment charge of $247 million in other assets impairments, restructuring and other items recognized in 2020.
General
Assets and liabilities held for sale as of December 31, 2021 include certain manufacturing assets that are expected to be sold within the next year. Assets held for sale as of December 31, 2020 included the Teva-Takeda business venture assets sold during the first quarter of 2021, certain OTC assets sold during the second quarter of 2021 and other manufacturing assets.

11
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The table below summarizes all Teva assets and liabilities included as held for sale as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(U.S. $ in millions)
Inventories	2	146
Property, plant and equipment, net and others	86	312
Goodwill	7	27
Adjustments of assets held for sale to fair value	(76)	(296)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$19	$189

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets under accrued expenses ($23 million) and other long-term liabilities ($20 million)	$(43)	$—

NOTE 3—Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 19.

	Year ended December 31, 2021
	North America	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	6,394	4,807	1,889	739	13,829
Licensing arrangements	92	50	13	4	160
Distribution	1,323	1	65	—	1,390
Other	(1)	27	65	408	500

	$7,809	$4,886	$2,032	$1,151	$15,878

	Year ended December 31, 2020
	North America	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	6,902	4,736	1,946	772	14,354
Licensing arrangements	84	32	9	4	129
Distribution	1,462	3	30	—	1,495
Other	§	(14)	169	527	680

	$8,447	$4,757	$2,154	$1,302	$16,659

	Year ended December 31, 2019
	North America	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	6,941	4,770	2,045	754	14,510
Licensing arrangements	109	29	4	5	147
Distribution	1,492	2	20	—	1,514
Other	§	(6)	177	545	716

	$8,542	$4,795	$2,246	$1,304	$16,887

§	Represents an amount less than $1 million.

11
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
SR&A to U.S. customers comprised approximately 76% of the Company’s total SR&A as of December 31, 2021, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the period ended December 31, 2021 and 2020 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2020	$87	2,895	$1,109	$1,342	$637	$176	$6,159	$6,246
Provisions related to sales made in current year period	391	4,703	744	8,438	459	71	14,415	$14,806
Provisions related to sales made in prior periods	—	(219)	(184)	(65)	(28)	(1)	(497)	$(497)
Credits and payments	(398)	(5,360)	(849)	(8,614)	(386)	(100)	(15,309)	$(15,707)
Translation differences	—	35	8	7	4	2	56	$56

Balance at December 31, 2020	$80	2,054	$828	$1,108	$686	$148	$4,824	$4,904

Provisions related to sales made in current year period	382	4,030	852	7,967	263	314	13,426	$13,808
Provisions related to sales made in prior periods	(9)	(125)	(51)	(47)	(60)	(26)	(309)	$(318)
Credits and payments	(385)	(4,275)	(768)	(7,937)	(350)	(321)	(13,651)	$(14,036)
Translation differences	—	(29)	(7)	(6)	(4)	(3)	(49)	$(49)

Balance at December 31, 2021	$68	1,655	854	1,085	535	112	4,241	$4,309

11
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Allowance for credit losses
Accounts receivable are recognized net of allowance for credit losses. Allowances for credit losses were $90 million and $126 million as of December 31, 2021 and December 31, 2020, respectively. The decrease is mainly due to write offs of the allowance balances against the corresponding accounts receivable.
NOTE 4—Inventories:

	December 31,
	2021	2020
	(U.S. $ in millions)
Finished products	$1,932	$2,378
Raw and packaging materials	1,136	1,231
Products in process	587	605
Materials in transit and payments on account	163	189

	$3,818	$4,403

NOTE 5—Property, plant and equipment:
Property, plant and equipment, net, consisted of the following:

	December 31,
	2021	2020
	(U.S. $ in millions)
Machinery and equipment	$5,098	$5,245
Buildings	2,568	2,720
Computer equipment and other assets	2,261	2,197
Assets under construction and payments on account	1,034	933
Land	262	292

	11,223	11,388
Less—accumulated depreciation	(5,241)	(5,092)

	$5,982	$6,296

Depreciation expenses were $528 million, $537 million and $609 million in the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, Teva recorded impairments of property, plant and equipment in the amount of $160 million, $416 million and $139 million, respectively. See note 15.
NOTE 6—Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	December 31,
	2021	2020	2021	2020	2021	2020
	(U.S. $ in millions)
Product rights	$18,815	$19,650	$12,318	$12,094	$6,497	$7,556
Trade names	590	621	198	165	392	456
In-process research and development (IPR&D)	577	911	—	—	577	911

Total	$19,982	$21,182	$12,516	$12,259	$7,466	$8,923

1
17

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various categories with a weighted average life of approximately 10 years. Amortization of intangible assets amounted to $802 million, $1,020 million and $1,113 million in the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, the estimated aggregate amortization of intangible assets for the years 2022 to 2026 is as follows: 2022—$689 million; 2023—$711 million; 2024—$651 million; 2025—$630 million and 2026—$652 million. These estimates do not include the impact of IPR&D that is expected to be successfully completed and reclassified to product rights.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
During 2021, Teva reclassified $192 million of products from IPR&D to product rights, of which $153 million were reclassified in connection with lenalidomide (generic equivalent of Revlimid
®
).
Intangible assets impairment
Impairments of identifiable intangible assets were $424 million, $1,502 million and $1,639 million in the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are recorded in the statement of income (loss) under intangible assets impairments.
Impairments in 2021 consisted of:

(a)
Identifiable product rights and trade names of $297 million due to: (i) $267 million, mainly related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States, and, (ii) $30 million related to lenalidomide (generic equivalent of Revlimid
®
), resulting from modified competition assumptions as a result of settlements between the innovator and other generic filers; and

(b)
IPR&D assets of $127 million, mainly due to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States.

Impairments in 2020 consisted of:

(a)
IPR&D assets of $797 million, mainly due to: (i) $300 million related to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States; (ii) $262 million related to lenalidomide (generic equivalent of Revlimid
®
), due to modified competition assumptions as a result of settlements between the innovator and other generic filers; (iii) $211 million related to AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States following clinical trial results, received in February 2020, which failed to meet their primary endpoints; and

(b)
Identifiable product rights of $705 million, mainly due to: (i) $398 million related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States; (ii) $165 million in Japan in connection with ongoing regulatory pricing reductions and generic competition; and (iii) $110 million related to a change in the assumptions regarding competition for the expected relaunch of metformin tablets.

1
1
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Impairments in 2019 consisted of:

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

The fair value measurement of the impaired intangible assets in 2021 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 7.25% to 10%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.
NOTE 7—Goodwill:
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of December 31, 2019 (1)	$11,091	$8,536	$2,532	$2,687	$24,846
Changes during the period:
Goodwill reclassified as assets held for sale	—	(8)	(19)	—	(27)
Goodwill impairment	(4,628)	—	—	—	(4,628)
Translation differences	10	574	(151)	—	433

Balance as of December 31, 2020 (1)	$6,473	$9,102	$2,362	$2,687	$20,624
Changes during the period:
Goodwill reclassified as assets held for sale	—	(7)	—	(11)	(18)
Translation differences	1	(551)	(34)	18	(566)

Balance as of December 31, 2021 (1)	$6,474	$8,544	$2,328	$2,694	$20,040

(1)	Accumulated goodwill impairment as of December 31, 2021, December 31, 2020 and December 31, 2019 was approximately $25.6 billion, $25.6 billion and $21.0 billion, respectively.
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

1
19

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva determines the fair value of its reporting units using the income approach. The income approach is a forward-looking approach for estimating fair value. Within the income approach, the method used is the discounted cash flow method. Teva starts with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital (“WACC”), adjusted for the relevant risk associated with country-specific and business-specific characteristics. If any of these expectations were to vary materially from Teva’s assumptions, Teva may record an impairment of goodwill allocated to these reporting units in the future. The current projections related to AUSTEDO and the resolution of the opioid and price fixing litigation in North America are significant assumptions in Teva’s future projections. Additionally, certain parts of its business volumes, particularly in Europe, were impacted by the COVID-19 pandemic. Management continues to analyze the expected pace of recovery of volumes and the related impact of the COVID-19 pandemic on Teva’s business.
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
Fourth Quarter Developments
During the fourth quarter of 2021, management assessed developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount.

12
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Based on this assessment, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying value as of December 31, 2021 and, therefore, no quantitative assessment was performed. Changes to Teva’s current assessment regarding the impact of the COVID-19 pandemic on its projections and its long-term forecast related to AUSTEDO could result in future impairments.
Teva noted its market capitalization has been below management’s assessment of the aggregated fair value of the Company’s reporting units. However, as of December 31, 2021, the Company’s market capitalization plus a reasonable control premium exceeded its book value.
NOTE 8—Leases:
The components of operating lease cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Operating lease cost:
Fixed payments and variable payments that depend on an index or rate	$135	$148	$166
Variable lease payments not included in the lease liability	4	4	6
Short-term lease cost	2	3	6

	$141	$155	$178

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$143	$151	$169
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$81	$211	$142

12
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Supplemental balance sheet information related to operating leases was as follows:

	December 31,	December 31,
	2021	2020
	(U.S. $ in millions)	(U.S. $ in millions)
Operating leases:
Operating lease ROU assets	$495	$559
Other current liabilities	109	116
Operating lease liabilities	416	479

Total operating lease liabilities	$525	$595

	December 31,	December 31,
	2021	2020
Weighted average remaining lease term
Operating leases	7.3 years	7.5 years
Weighted average discount rate
Operating leases	5.4%	5.2%
Maturities of operating lease liabilities were as follows:

December 31,
2021
(U.S. $ in millions)
2022	$133
2023	106
2024	81
2025	71
2026 and thereafter	255

Total operating lease payments	$646

Less: imputed interest	121

Present value of lease liabilities	$525

At the end of the third quarter of 2020, after obtaining the right to use the building, Teva began transitioning its corporate headquarters to a consolidated site in Tel-Aviv, Israel. Teva has an operating lease for the office space in Tel Aviv for an initial term of twelve and a half years, with an option for three extensions. Teva estimates that the reasonably certain holding period of the lease for accounting purposes is twelve and a half years. As of September 30, 2020, upon initial recognition, Teva booked $74 million as operating lease ROU assets and $66 million as operating lease liability.
As of December 31, 2021, Teva’s total finance lease assets and finance lease liabilities were $32 million and $25 million, respectively. As of December 31, 2020, total finance lease assets and finance lease liabilities were $29 million and $21 million, respectively. The difference between those amounts is mainly due to prepaid payments.

12
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 9—Debt obligations:

a.	Short-term debt:

			December 31,
	Weighted average interest rate as of December 31, 2021	Maturity	2021	2020
			(U.S. $ in millions)
Convertible debentures	0.25%	2026	23	514
Current maturities of long-term liabilities			1,403	2,674

Total short term debt			$1,426	$3,188

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of December 31, 2021 and $514 million as of December 31, 2020. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt. Holders of the convertible senior debentures exercised their optional repurchase right and redeemed $491 million of the convertible senior debentures on February 1, 2021, which was the date to exercise this right.

b.	Long-term debt:

	Weighted average interest rate as of December 31, 2021	Maturity	December 31, 2021	December 31, 2020
	%		(U.S. $ in millions)
Senior notes EUR 1,500 million (6)	1.13%	2024	708	1,839
Sustainability-linked senior notes EUR 1,500 million (2)(*)	4.38%	2030	1,699	—
Senior notes EUR 1,300 million (6)	1.25%	2023	670	1,595
Sustainability-linked senior notes EUR 1,100 million (3)(*)	3.75%	2027	1,246	—
Senior notes EUR 1,000 million	6.00%	2025	1,134	1,230
Senior notes EUR 900 million	4.50%	2025	1,020	1,107
Senior notes EUR 750 million	1.63%	2028	844	916
Senior notes EUR 700 million (6)	3.25%	2022	307	861
Senior notes EUR 700 million	1.88%	2027	792	860
Senior notes USD 3,500 million	3.15%	2026	3,496	3,495
Senior notes USD 3,000 million (6)	2.80%	2023	1,453	2,996
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,475 million (1)	2.20%	2021	—	1,472
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (4)(*)	4.75%	2027	1,000	—
Sustainability-linked senior notes USD 1,000 million (5)(*)	5.13%	2029	1,000	—
Senior notes USD 844 million (6)	2.95%	2022	715	853
Senior notes USD 789 million	6.15%	2036	783	783

12
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Weighted average interest rate as of December 31, 2021	Maturity	December 31, 2021	December 31, 2020
	%		(U.S. $ in millions)
Senior notes USD 613 million (7)	3.65%	2021	—	616
Senior notes USD 588 million (7)	3.65%	2021	—	586
Senior notes CHF 350 million	0.50%	2022	382	397
Senior notes CHF 350 million	1.00%	2025	383	398

Total senior notes			23,118	25,490
Other long-term debt			2	1
Less current maturities			(1,403)	(2,674)
Less debt issuance costs			(100)	(86)

Total senior notes and loans			$21,617	$22,731

(1)	In July 2021, Teva repaid $1,475 million of its 2.2% senior notes at maturity.
(2)
In November 2021, Teva issued sustainability-linked senior notes in an aggregate principal amount of 1,500 million euro bearing 4.38% annual interest and due May 2030. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.

(3)
In November 2021, Teva issued sustainability-linked senior notes in an aggregate principal amount of 1,100 million euro bearing 3.75% annual interest and due May 2027. If Teva fails to achieve certain sustainability performance targets, a one-time premium payment of 0.15%-0.45% out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(4)
In November 2021, Teva issued sustainability-linked senior notes in an aggregate principal amount of $1,000 million bearing 4.75% annual interest and due May 2027. If Teva fails to achieve certain sustainability performance targets, a one-time premium payment of 0.15%-0.45% out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(5)
In November 2021, Teva issued sustainability-linked senior notes in an aggregate principal amount of $1,000 million bearing 5.13% annual interest and due May 2029. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.

(6)
In November 2021, Teva consummated a cash tender offer and extinguished 873 million euro aggregate principal amount of its 1,500 million euro 1.13% senior notes due in October 2024; 708 million euro aggregate principal amount of its 1,300 million euro 1.25% senior notes due in March 2023; 428 million euro aggregate principal amount of its 700 million euro 3.25% senior notes due in April 2022; $1,546 million aggregate principal amount of its $3,000 million 2.8% senior notes due in July 2023; and $132 million aggregate principal amount of its $1,300 million 2.95% senior notes due in December 2022.

(7)	In November 2021, Teva repaid $613 million and $588 million of its 3.65% senior notes at maturity.
(8)	Debt issuance costs as of December 31, 2021 include $40 million in connection with the issuance of the sustainability-linked senior notes in November 2021.
*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 10c.
Long term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts (as defined), if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
Long term debt as of December 31, 2021 is effectively denominated in the following currencies: U.S. dollar 61%, euro 37% and Swiss franc 2%.

12
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $2.3 billion unsecured syndicated revolving credit facility entered into in April 2019, which will be reduced to $2.2 billion in April 2022 (“RCF”).
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
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including the requirement to maintain compliance with a net debt to EBITDA ratio, which becomes more restrictive over time. The net debt to EBITDA ratio limit was 5.00x through the fourth quarter of 2021, gradually declines to 4.50x in the first and second quarters of 2022, 4.00x in the third and fourth quarters of 2022, and will decline to 3.50x in the first quarter of 2023.
The RCF can be used for general corporate purposes, including repaying existing debt. As of December 31, 2021 and as of the date of this Annual Report on Form 10-K, no amounts were outstanding under the RCF.
Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, the Company will not be able to borrow under the RCF. Additionally, violations of the covenants, under the above-mentioned circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes and sustainability-linked senior notes is outstanding, could lead to an event of default under the Company’s senior notes and sustainability-linked senior notes
,
due to cross acceleration provisions.
Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date these financial statements are issued. Due to the fact that Teva’s cash flow generation and EBITDA vary between quarters, there is a possibility that Teva will not be compliant with its financial covenants during a specific period and could temporarily be unable to draw upon the RCF. If this were to occur, Teva expects to continue to have sufficient cash resources to support its debt service payments and all other financial obligations within one year from the date that these financial statements are issued without drawing upon the RCF. Teva continually evaluates its expected compliance with the covenants described above, and intends, if needed, to proactively renegotiate and amend such covenants.
As of December 31, 2021, the required annual principal payments of long-term debt (excluding debt discount and issuance costs and fair value hedge adjustments), including convertible senior debentures, starting from the year 2023, are as follows:

December 31, 2021
(U.S. $ in millions)
2023	$2,124
2024	1,960
2025	3,535
2026 *	3,523
2027 and thereafter	10,626

$21,768

*	including $23 million convertible notes. See note 9a.

12
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 10—Derivative instruments and hedging activities:

a.	Foreign exchange risk management:
In 2021, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans, convertible debentures and syndicated revolving credit facility that bear a fixed or variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations.

c.	Bifurcated embedded derivatives:
Upon issuance of sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income countries and absolute greenhouse gas emissions reduction, which were bifurcated and are accounted for separately as derivative financial instruments. As of December 31, 2021 the fair value of these derivative instruments is negligible.

12
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Derivative instrument outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Not designated as hedging instruments
	December 31, 2021	December 31, 2020
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$30	$24
Liability derivatives:
Other current liabilities:
Option and forward contracts	(23)	(79)
The table below provides information regarding the location and amount of pre-tax (gains) losses from derivatives designated in fair value or cash flow hedging relationships:

	Financial expenses, net			Other comprehensive income (loss)
	Year ended December 31,			Year ended December 31,
	2021	2020	2019	2021	2020	2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$1,058	$834	$822	$(391)	$(30)	$160
Cross-currency swaps—cash flow hedge (1)	—	—	(2)	—	—	(33)
Cross-currency swaps—net investment hedge (2)	—	(2)	(29)	—	(21)	(22)
Interest rate swaps—fair value hedge (3) .	—	—	2	—	—	—
The table below provides information regarding the location and amount of pre-tax (gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net			Net revenues
	Year ended December 31,			Year ended December 31,
	2021	2020	2019	2021	2020	2019
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$1,058	$834	$822	$15,878	$16,659	$16,887
Option and forward contracts (4)	(45)	130	(51)	—	—	—
Option and forward contracts (5)	—	—	—	31	*	14

*	Represents an amount less than $0.5 million.
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

1
2
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

(5)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, the Swiss franc, the Japanese yen, the British pound, the Russian ruble, the Canadian dollar and some other currencies to protect its projected operating results for 2021 and 2022. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In 2021, the positive impact from these derivatives recognized under revenues was $31 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward starting interest rate swaps and treasury lock agreements, losses of $37 million, $31 million and $29 million were recognized under financial expenses, net for the years ended December 31, 2021, 2020 and 2019, respectively.
Fair value hedge
In the third quarter of 2016, Teva terminated interest rate swap agreements designated as a fair value hedge relating to its 2.95% senior notes due 2022 with respect to $844 million notional amount and its 3.65% senior

1
28

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Cash flow hedge
In the fourth quarter of 2019, Teva terminated $588 million cross-currency swap agreements against its outstanding 3.65% senior notes which were repaid in November 2021. Settlement of these transactions resulted in cash proceeds of $95 million. The cash flow hedge accounting adjustments of these instruments, which are recorded under senior notes and loans, were amortized under financial expenses, net over the life of the debt.
With respect to the interest rate swap and cross-currency swap agreements, gains of $5 million, $3 million and $6 million were recognized under financial expenses, net for the years ended December 31, 2021, 2020 and 2019, respectively.

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
In August 2021, Teva has reached an agreement with BNP Paribas to extend the asset backed securitization agreement by additional five years, to August 2026. The amended agreement includes several improvements related to the commercial terms. No changes were applied with the program volume, scope or associated processes.

1
2
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The DPP asset as of December 31, 2021 and 2020 was $235 million and $266 million, respectively.
As of December 31, 2021 and 2020, the balance of Teva’s securitized assets sold were $685 million and $734 million, respectively.
The following table summarizes the sold receivables outstanding balance net of the DPP asset under the outstanding securitization program:

	As of and for the year ended December 31,
	2021	2020
	(U.S. $ in millions)
Sold receivables at the beginning of the year	$734	$690
Proceeds from sale of receivables	5,139	4,606
Cash collections (remitted to the owner of the receivables)	(5,152)	(4,607)
Effect of currency exchange rate changes	(36)	45

Sold receivables at the end of the year	$685	$734

NOTE 11—Legal settlements and loss contingencies:
Legal settlements and loss contingencies in 2021 were expenses of $717 million, compared to expenses of $60 million in 2020 and an expense of $1,178 million in 2019. The expenses in 2021 were mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases, the provision for the carvedilol patent litigation as well as a liability which was substantially offset by insurance receivable related to the Ontario Teachers Securities Litigation discussed in note 12.
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
The expenses in 2019 were mainly related to an estimated provision recorded in connection with settlement of the remaining opioid cases.

13
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2021 and 2020, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $2,710 million and $1,625 million, respectively. In connection with Teva’s provision for legal settlements and loss contingencies as of December 31, 2021 related to the Ontario Teachers Securities Litigation, Teva also recognized an insurance receivable as mentioned above.
NOTE 12—Commitments and contingencies:

a.	Commitments:
Royalty commitments:
The Company is committed to pay royalties to owners of know-how, partners in alliances and other certain arrangements and to parties that financed research and development, at a wide range of rates as a percentage of sales or of the gross margin of certain products, as defined in the underlying agreements.
Royalty expenses in each of the years ended December 31, 2021, 2020 and 2019 were $522 million, $505 million and $403 million, respectively.
Milestone commitments:
Teva has committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, Teva may be required to pay such amounts. As of December 31, 2021, if all development milestones and targets, for compounds in phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $121 million. Additional contingent payments are owed upon achievement of product approval or launch milestones.

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

13
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Except as otherwise noted, all of the litigation matters disclosed below involve claims arising in the United States. Except as otherwise noted, all third party sales figures given below are based on IQVIA data.
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
In July 2014, GlaxoSmithKline (“GSK”) sued Teva in Delaware federal court for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury trial was held and the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre- or post-judgment interest or a multiplier for willfulness. Thereafter, the judge overturned the

13
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

jury verdict, finding no induced infringement by Teva and that Teva did not owe any damages. On August 5, 2021, the Court of Appeals for the Federal Circuit issued a two-to-one decision reinstating the $235.5 million verdict and finding Teva liable for patent infringement. On October 7, 2021, Teva filed a petition for en banc
review with the Court of Appeals for the Federal Circuit
,
which petition is pending. If further appeals are decided against Teva, the case would be remanded to the district court for it to consider Teva’s other legal and equitable defenses that have not yet been considered by the district court. In the first quarter of 2021, Teva recognized a provision based on its offer to settle such matter.
In October 2016, Adapt and Emergent Biosciences Inc. (“EBSI”) sued Teva in the District Court of New Jersey, asserting infringement of its patents expiring in 2035, as a result of Teva’s filing of its ANDA seeking to market a generic version of Narcan
®
nasal spray. In June 2020, the court issued a decision finding all of EBSI’s patents expiring in 2035, to be invalid. The U.S. Court of Appeals held a hearing on EBSI’s appeal in August 2021 and has yet to issue an opinion. On December 22, 2021, Teva launched its generic version of Narcan
®
nasal spray. If Teva ultimately loses the case, Teva may be ordered to cease commercial sales or donations of its generic product and/or pay damages to EBSI. Annual sales of Narcan
®
in the U.S. were expected to be approximately
$420
million at the time Teva launched its generic version in December 2021, based on EBSI’s financial forecast for 2021.
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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan are allegedly found in the active pharmaceutical ingredient (API) supplied by multiple API manufacturers. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts against Teva and numerous other manufacturers. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. Teva is not named in complaints with respect to irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring class claims. Defendants’ motions to dismiss in the valsartan, losartan and irbesartan MDL were denied in part and granted in part. Plaintiffs have moved to file amended complaints, which defendants have opposed. In the ranitidine MDL, the generics manufacturers’ motions to dismiss have been granted, although certain plaintiffs have appeals pending. Teva, as well as other generic manufacturers, is also named in several state court actions asserting allegations similar to those in the ranitidine MDL and the valsartan and losartan MDL. The state court valsartan and losartan actions are pending in New Jersey and Delaware and are currently stayed. In addition to these MDLs, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey
brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as
13
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

other generic manufacturers’ metformin products. The defendants’ motion to dismiss the metformin complaint was granted, and on June 21, 2021, plaintiffs filed an amended complaint. Defendants’ motion to dismiss the amended metformin complaint is pending. Teva has also been named in one personal injury metformin case filed in Florida state court, which has been removed to federal court. Teva has filed a motion to dismiss in the Florida metformin action, which is currently pending. Similar lawsuits are pending in Canada and Germany.
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

13
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
®
in July 2008.

13
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

13
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK and Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K. and encompasses those allegations which were subject to prior statements of objections (a provisional finding of breach of the Competition Act), in particular those under case 50277-1 (unfair pricing, originally subject to a statement of objections on December 16, 2016), case 50277-2 (anti-competitive agreement with AMCo, originally subject to a statement of objections on March 3, 2017) as well as the CMA’s subsequent investigation relating to an anti-competitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to the December 16, 2016 and March 3, 2017 statements of objections, and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK and Auden Mckenzie appealed the CMA’s decision. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.
In March 2021, following the 2019 European Commission’s inspection of Teva and subsequent request for information, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE. Annual sales of COPAXONE in the European Economic Area for 2021 were approximately $373 million.
Between September 1, 2020 and December 20, 2020, separate plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on March 15, 2021, plaintiffs filed amended complaints, which Teva, Actavis, and Watson moved to dismiss. On January 24, 2022, the court dismissed plaintiffs’ amended complaints without prejudice, giving plaintiffs until February 22, 2022 to file new complaints. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
In February 2021, the State of New Mexico filed a lawsuit against Teva and certain other defendants related to various medicines used to treat HIV. Between September and December 2021, several retailers and health insurance providers filed similar claims in federal court in the Northern District of California and in the District of Minnesota. As they relate to Teva, the lawsuits challenge settlement agreements Teva entered into with Gilead in 2013 and 2014 to resolve patent litigation relating to Teva’s generic versions of Viread
®
, Truvada
®
, and Atripla
®
. Plaintiffs allege that the settlements contain improper reverse payments that delayed the availability of Teva’s generic products, in violation of the federal antitrust laws and state law. Several recently filed cases are in the process of being coordinated with the existing litigation in the Northern District of California, and any effect those cases may have on the overall case schedule remains unclear. Teva has successfully moved to limit the potential damages period as to certain private plaintiffs, and other similar motions are pending and/or expected to be filed as to the other private plaintiffs with claims against Teva. On August 5, 2021, Teva moved to dismiss the complaint brought by the State of New Mexico, and on December 20, 2021, the court denied Teva’s motion but certified the decision as appropriate for interlocutory appeal. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.

1
37

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In August 2021, a plaintiff filed a putative class action suit in the United States District Court for the Eastern District of Pennsylvania against Takeda and several generic manufacturers, including Watson and Teva, alleging violations of the antitrust laws in connection with their settlement of patent litigation involving colchicine tablets (generic Colcrys
®
), entered into in January 2016. Plaintiff claims that the settlement was part of a horizontal conspiracy among Takeda and the generic manufacturers to unlawfully restrict output of colchicine by delaying generic entry. Defendants moved to dismiss the complaint for failure to state a claim. On December 28, 2021, the Court granted the defendants’ motion to dismiss, finding that plaintiff’s allegations were implausible, but granted plaintiff leave to amend, and on January 18, 2022, plaintiff filed its amended complaint, making substantively the same antitrust allegations as before, but with certain new allegations regarding the nature of the alleged conspiracy. Annual sales of Colcrys
®
in the United States were approximately $187 million at the time of the settlement.
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
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts

1
38

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products. On June 10, 2020, most, but not all, of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the District of Connecticut naming, among other defendants, Actavis, but not Teva USA, in a similar complaint relating to dermatological generics products. On September 9, 2021, the states’ attorneys general amended their third complaint to, among other things, add California as a plaintiff. In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 amended complaint, referenced above, along with certain complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. Teva moved the court to reconsider that ruling. On February 9, 2021, Teva’s motion to reconsider that ruling was granted, and on May 7, 2021, the Court chose the attorneys’ general third complaint filed on June 10, 2020 and subsequently amended to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. In June 2021, Teva settled with the State of Mississippi for $925,000, and the State dismissed its claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA, pursuant to that settlement. On December 9, 2021, the Court entered an order setting the schedule for the proceedings in the bellwether cases. The order did not include trial dates, but provides for the parties to complete briefing on motions for summary judgement in early 2024.
Beginning on March 2, 2016, and continuing through December 2020, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, pending as of that date, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, May 6, 2020 and October 8, 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaints have been filed in the actions and three of the cases have been placed in deferred status. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been, or are in the process of being transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The action is in its early stages.
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

1
39

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

on the allegations raised in the August 2020 complaint filed by the U.S. Attorney’s Office in Boston. On April 2, 2021, Teva filed a motion to dismiss the claims on the grounds that the claims are time-barred and/or insufficiently pled, and that motion remains pending.
In April 2021, a city and county in Washington sued Teva in the United States District Court for the Western District of Washington for alleged violations of the Racketeer Influenced and Corrupt Organizations Act, Washington’s Consumer Protection Act, and unjust enrichment concerning Teva’s sale of COPAXONE. Plaintiffs purport to represent a nationwide class of health plans and a subclass of Washington-based health plans that purchased and/or reimbursed health plan members for COPAXONE. Plaintiffs allege that Teva engaged in several fraudulent schemes that resulted in plaintiffs and the putative class members purchasing and/or reimbursing plan members for additional prescriptions of COPAXONE and/or at inflated COPAXONE prices. Plaintiffs seek treble damages for the excess reimbursements and inflated costs, as well as injunctive relief. On September 28, 2021, plaintiffs filed an amended complaint. On November 17, 2021, Teva moved to dismiss the suit, on the grounds that plaintiffs’ claims are barred by the applicable statutes of limitations and the direct purchaser rule, suffer from jurisdictional defects, and fail to plausibly allege fraud or other elements of their claims. That motion remains pending.
On June 29, 2021, Mylan Pharmaceuticals sued Teva in District Court for the District of New Jersey for alleged violations of the Lanham Act, unfair competition, monopolization, tortious interference, and trade libel. Plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, treble damages, attorneys’ fees and costs, and injunctive relief. On November 19, 2021, Teva filed a motion to dismiss the complaint on the grounds, among others, that none of its challenged conduct violates the law. Briefing on Teva’s motion remains ongoing.
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

14
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

measure of damages is the entirety of the costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages. The individual personal injury plaintiffs further seek non-economic damages. In many of these cases, plaintiffs are seeking joint and several damages among all defendants.
On April 19, 2021, a bench trial in California (The People of the State of California, acting by and through Santa Clara County Counsel James R. Williams, et. al. v. Purdue Pharma L.P., et. al.) commenced against Teva and other defendants focused on the marketing of branded opioids. On December 14, 2021, the court issued its final judgment in favor of the defendants on all claims. Teva expects that the plaintiffs will appeal this judgment. On June 29, 2021, a jury trial in New York (
In re Opioid Litigation
, Index No. 400000/2017)) commenced against Teva and other defendants, focused on the marketing and distribution of opioids. The case was bifurcated between liability and damages. On December 30, 2021, the jury returned a liability verdict in favor of plaintiffs (the County of Suffolk, the County of Nassau and the State of New York), on the plaintiffs’ public nuisance claim. It is anticipated that discovery with respect to the damages portion of the case will begin in 2022 followed by a damages trial. Teva intends to appeal and expects that both Teva and the plaintiffs will file post-trial motions with respect to the liability portion of the case. Absent resolutions, additional trials are expected to proceed in several states in 2022.
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
Also on October 21, 2019, Teva and certain other defendants reached an agreement in principle with a group of Attorneys General for a nationwide settlement. This nationwide settlement was designed to provide a mechanism by which the Company attempts to seek resolution of remaining potential and pending opioid claims by both the U.S. states and political subdivisions (i.e., counties, tribes and other plaintiffs) thereof.
On July 21, 2021, it was announced that four other defendants (not including Teva) have reached a nationwide settlement, subject to certain conditions, which includes payment of up to approximately $26 billion spread over up to 18 years. During the passage of time since then, the Company has continued to negotiate the terms and conditions of a nationwide settlement. There remain many complex financial and legal issues still outstanding, including indemnification claims by Allergan against the Company, arising from the acquisition of the Actavis Generics business, which makes the timing of any outcome uncertain. In that regard, Allergan is also in settlement negotiations over various opioid matters and has asked Teva, pursuant to indemnification provisions
in agreements between Teva and Allergan arising from Teva’s acquisition of the Actavis generics business, to contribute to those settlements. On December 8, 2021, Allergan reached a settlement in the New

14
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

York opioids litigation. Allergan has indicated that it may seek indemnification from Teva for a significant portion of that New York settlement, and that it could initiate arbitration proceedings to resolve the dispute. Teva disputes that, under the circumstances, Teva is obligated to provide indemnification in connection with Allergan’s New York settlement.
On September 28, 2021, Teva reached an agreement with the Attorney General of Louisiana that settles the state’s opioid-related claims. The agreement is contingent that, by mid-February, 2022, all political subdivisions of Louisiana will formally release Teva as part of the settlement, which Teva was advised has occurred by the Attorney General of Louisiana. Under the terms of the settlement, Teva will pay Louisiana $15 million over an 18-year period and will provide buprenorphine naloxone (sublingual tablets) valued at $3 million (wholesale acquisition cost).
On February 4, 2022, the Company reached an agreement with the Attorney General of the State of Texas that settles Texas’ and its subdivisions opioid-related claims. The settlement is contingent on confirmation by the state, by March 10, 2022, that at least 96% of the population of subdivisions will formally release Teva as part of the settlement, which Teva believes is achievable based on its discussions with the Attorney General of Texas and plaintiffs’ counsel. Under the terms of the settlement, Teva will pay Texas $150 million over a 15-year time period and will provide its recently launched, lifesaving medicine generic Narcan
®
(naloxone hydrochloride nasal spray), valued at $75 million (wholesale acquisition cost) over 10 years.
As a result of the settlement with Texas and recent decisions in California, Oklahoma and New York, the Company has reconsidered the potential settlement outcome and revised its provision. The revised provision is a reasonable estimate of the ultimate costs if a nationwide settlement is finalized. However, if not finalized for the entirety of the cases, a reasonable upper end of a range of loss cannot be determined. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
Separately, on April 27, 2018, Teva received subpoena requests from the United States Attorney’s office in the Western District of Virginia and the Civil Division seeking documents relating to the manufacture, marketing and sale of branded opioids. Teva has not received communication regarding the investigation for several years. In August 2019, Teva received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act. In September 2019, Teva received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. This was followed by a Statement of Charges and Notice of Hearing filed by the NYDFS, although no merits hearing date is currently set. Currently, Teva cannot predict how a nationwide settlement (if finalized) will affect these investigations and administrative actions. In addition, a number of state attorneys general, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Other states are conducting their own investigations outside of the multistate group. Teva is cooperating with these ongoing investigations and cannot predict their outcome at this time.
In addition, several jurisdictions and consumers in Canada have initiated litigation regarding opioids alleging similar claims as those in the United States. The cases in Canada may be consolidated and are in their early stages.

14
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Shareholder Litigation
On November
6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff in that action filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. The amended complaint seeks unspecified damages, legal fees, interest, and costs. In July 2017, August 2017, and June 2019, other putative securities class actions were filed in other federal courts based on similar allegations, and those cases have been transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and September 2021, twenty-two complaints were filed against Teva and certain of its current and former officers and directors seeking unspecified compensatory damages, legal fees, costs and expenses. The similar claims in these complaints have been brought on behalf of plaintiffs, in various forums across the country, who have indicated that they intend to “opt-out” of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the “opt-out” cases for pretrial purposes. Pursuant to that consolidation order, plaintiffs in several of the “opt-out” cases filed amended complaints on May 28, 2020. On January 22, 2021, the Court dismissed the “opt-out” plaintiffs’ claims arising from statements made prior to the five year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. Those “opt-out” plaintiffs moved for reconsideration, which was denied on March 30, 2021. On May 24, 2021, Teva moved to dismiss a majority of the “opt-out” complaints on various other grounds. Those motions are still pending. The Ontario Teachers Securities Litigation plaintiffs’ Motion for Class Certification and Appointment of Class Representatives and Class Counsel was granted on March 9, 2021, to which Teva’s appeal was denied. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which was preliminarily approved by the court on January 27, 2022. Pursuant to an agreement between the Company and its insurance carriers, the insurance carriers are expected, subject to certain funding conditions, to provide the vast majority of the total settlement amount, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. A number of “opt-out” complaints still remain outstanding, and motions to approve securities class actions were also filed in the Tel Aviv District Court in Israel with similar allegations to those made in the Ontario Teachers Securities Litigation.

On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern
District
of Pennsylvania against Teva and certain of its former officers alleging, among other things, violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended and SEC Rule 10b-5. The complaint, purportedly filed on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020, alleges that Teva and certain of its former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the above referenced Aug
u
st 2020 False Claims Act complaint filed by the DOJ. On March 26, 2021, the Court appointed lead plaintiff and lead counsel. On May 25, 2021, lead plaintiff filed an amended class action complaint, which named four additional former and current officers as defendants. On August 10, 2021, lead plaintiff moved to strike certain allegations from its amended complaint and to file a corrected amended complaint, which the court granted that same day. The corrected amended complaint seeks unspecified damages and legal fees. On August 23, 2021, Teva moved to dismiss the corrected amended
complaint, and that motion remains pending. A motion to approve a securities class action was also filed in

14
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

the Central District Court in Israel, which has been stayed pending the U.S. litigation, with s
i
milar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
Motions to approve derivative actions against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness with respect to the acquisition of the Rimsa business, the acquisition of Actavis Generics and the patent settlement relating to Lidoderm
®
. Motions for document disclosure prior to initiating derivative actions were filed with respect to several U.S. and EU settlement agreements, opioids, the U.S. price-fixing investigations and allegations related to the DOJ’s complaint regarding Copaxone patient assistance program in the U.S. In June 2021, the Tel Aviv District Court approved the settlement reached with respect to the derivative proceeding with regard to the acquisition of Actavis Generics and two related actions, including the derivative proceedings related to allegations in connection with the Lidoderm
®
patent settlement agreement. In December 2021, the Central District Court approved the settlement reached with respect to the derivative proceedings with regard to the acquisition of the Rimsa business.
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

14
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Other Matters
On February 1, 2018, former shareholders of Ception Therapeutics, Inc., a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege that Cephalon breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR
®
(reslizumab) for the treatment of eosinophilic esophagitis (“EE”). The plaintiffs claim damages of at least $200 million, an amount they allege is equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). Defendants moved to dismiss the complaint and on December 28, 2018, the court granted the motion in part and dismissed all of plaintiffs’ claims, except for their claim against Cephalon for breach of contract. In November 2021, plaintiffs moved to amend their complaint to, among other things, reassert claims against the Company and Teva USA, which motion remains pending. Trial in this matter is currently scheduled for September 2022.
NOTE 13—Income taxes:

a.	Income (loss) before income taxes:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
Parent Company and its Israeli subsidiaries	$126	$947	$542
Non-Israeli subsidiaries	532	(5,353)	(1,807)

	$658	$(4,406)	$(1,265)

b.	Income taxes:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
In Israel	$124	$60	$107
Outside Israel	87	(228)	(385)

	$211	$(168)	$(278)

Current	$270	$182	$885
Deferred	(59)	(350)	(1,163)

	$211	$(168)	$(278)

14
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	2021	2020	2019
	(U.S. $ in millions)

Income (loss) before income taxes	$658	$(4,406)	$(1,265)
Statutory tax rate in Israel	23%	23%	23%

Theoretical provision for income taxes	$151	$(1,013)	$(291)
Increase (decrease) in the provision for income taxes due to:
The Parent Company and its Israeli subsidiaries - Tax benefits arising from reduced tax rates under benefit programs	(12)	(153)	(77)
Mainly nondeductible items and prior year tax	20	(30)	33
Non-Israeli subsidiaries, including impairments (*)	117	1,369	(115)
Increase (decrease) in other uncertain tax positions—net	(65)	(341)	172

Effective consolidated income taxes	$211	$(168)	$(278)

(*)	In 2020, income before income taxes includes goodwill impairment in non-Israeli subsidiaries that did not have a corresponding tax effect.

The effective tax rate is the result of a variety of factors, including the geographic mix and type of products sold during the year, interest expense disallowance, amortization, legal settlement charges, impairments, the impact of adjustments to uncertain tax positions, adjustments to valuation allowances on deferred tax assets and the different effective tax rates applicable to non-Israeli subsidiaries that have tax rates different than Teva’s average tax rate.
In 2020, Teva released a valuation allowance on its deferred tax assets in one jurisdiction and recorded a valuation allowance in another jurisdiction, with both adjustments reflecting changes in the business forecasts of profitability in these jurisdictions. The net effect of these changes did not materially impact Teva’s effective tax rate for 2020.

c.	Deferred income taxes:

	December 31,
	2021	2020
	(U.S. $ in millions)
Deferred tax assets (liabilities), net:
Inventory related	$104	$212
Sales reserves and allowances	136	173
Provision for legal settlements	360	235
Intangible assets (*)	(814)	(1,064)
Carryforward losses and deductions and credits (**)	2,093	2,176
Property, plant and equipment	(215)	(142)
Deferred interest	617	527
Provisions for employee related obligations	95	107
Other	159	54

	2,535	2,278
Valuation allowance—in respect of carryforward losses and deductions that may not be utilized	(2,723)	(2,547)

	$(188)	$(269)

(*)	The decrease in deferred tax liability is mainly due to impairment and amortization.
(**)	The amounts are shown following a reduction for unrecognized tax benefits of $10 million and $63 million as of December 31, 2021 and 2020, respectively.

14
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The amount as of December 31, 2021 represents the tax effect of gross carryforward losses and deductions with the following expirations: 2022-2023 — $20 million; 2024-2031 — $828 million; 2032 and thereafter — $123 million. The remaining balance—$1,133 million—can be utilized with no expiration date.

The deferred income taxes are reflected in the balance sheets among:

	December 31,
	2021	2020
	(U.S. $ in millions)
Long-term assets—deferred income taxes	596	695
Long-term liabilities—deferred income taxes	(784)	(964)

	$(188)	$(269)

d.	Uncertain tax positions:
The following table summarizes the activity of Teva’s gross unrecognized tax benefits:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
Balance at the beginning of the year	$888	$1,223	$1,072
Increase (decrease) related to prior year tax positions, net	(106)	(238)	23
Increase related to current year tax positions	7	10	246
Decrease related to settlements with tax authorities and lapse of applicable statutes of limitations	(115)	(105)	(118)
Other	(2)	(2)	—

Balance at the end of the year	$672	$888	$1,223

Uncertain tax positions, mainly of a long-term nature, include accrued potential penalties and interest of $210 million, $173 million and $164 million as of December 31, 2021, 2020 and 2019, respectively. The total amount of interest and penalties reflected in the consolidated statements of income was a net increase of $37 million, $9 million and $33 million for the years ended December 31, 2021, 2020 and 2019, respectively. Substantially all the above uncertain tax benefits, if recognized, would reduce Teva’s annual effective tax rate. Teva does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities or court decisions, the likelihood and timing of which is difficult to estimate.

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

1
47

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In October 2021, the Central District Court in Israel held in favor of the Israeli tax authorities with respect to 2008-2011 decrees. The case with respect to 2012-2016 remains pending with similar legal claims. The October 2021 Central District Court ruling found that Teva has a tax liability to the Israeli government for 2008-2011 of approximately $
350
 million, of which a portion will be paid in cash during 2022 and 2023, and the remaining portion will be offset by carried forward losses that Teva would otherwise be entitled to. Teva intends to appeal the holding to the Supreme Court during the first quarter of 2022.
The Company believes it has adequately provided for all of its uncertain tax positions, including those items currently under dispute, however, adverse results could be material.
In the United States, Teva has one tax issue in dispute for the 2009-2011 audit cycle, which is currently in litigation. The 2012-2014 audit cycle is ongoing, with an assessment report expected to be received in 2022. Additionally, Teva’s U.S. subsidiaries have multiple audit cycles open. The Company believes it has adequately provided for these items and that any adverse results would have an immaterial impact on Teva’s financial statements.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is ongoing. A final and binding decision against Teva in this case may lead to an impairment in the amount of $141 million.
The Company’s subsidiaries in Europe have received final tax assessments mainly through tax year 2015.

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

1
48

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Incentives Applicable starting 2014
:
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
The new incentives regime applies to “Preferred Technological Enterprises” or “Special Preferred Technological Enterprises.” A “Preferred Technological Enterprise” is an enterprise that meet certain conditions, including, inter alia:

•	Investment of at least 7% of income, or at least NIS 75 million (approximately $22 million) in R&D activities; and

•	One of the following:

a.	At least 20% of the workforce (or at least 200 employees) are employed in R&D;

b.	A venture capital investment approximately equivalent to at least $2 million was previously made in the company; or

c.	Growth in sales or workforce by an average of 25% over the three years preceding the tax year.
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

1
49

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Income not eligible for Preferred Technological Enterprise benefits is taxed at the regular corporate tax rate, which is
23
%, or the preferred tax rate, as the case may be.
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

The 2021 Budget Law
On November 15, 2021, the Israeli Parliament released its 2021-2022 Budget Law (“2021 Budget Law”). The 2021 Budget Law introduces a new dividend ordering rule that apportions every dividend between previously tax-exempt and previously taxed income. Consequently, distributions (including deemed distributions as per Section 51(h)/51B of the Investment Law) may entail additional corporate tax liability to the distributing company. The new dividend ordering rule may have an adverse effect on Teva’s financial condition and results of operation in future years, as the Company still has tax-exempt profits in its retained earnings. Income taxes have not been recognized for amounts of tax-exempt income generated from the Company’s current Approved Enterprises retained for reinvestment.
NOTE 14—Equity:

a.	Ordinary shares and ADSs
As of December 31, 2021 and 2020, Teva had approximately 1.2 billion ordinary shares issued. Teva ordinary shares are traded on the Tel-Aviv Stock Exchange and on the New York Stock Exchange, in the form of American Depositary Shares (“ADSs”), each of which represents one ordinary share.

b.	Stock-based compensation plans
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
On June 29, 2010, the Teva 2010 Long-Term Equity-Based Incentive Plan (“2010 Plan”) was approved by Teva’s shareholders, under which 70 million equivalent share units, including options exercisable into ordinary shares, RSUs and PSUs, were approved for grant. The 2010 Plan expired on June 28, 2015 (except with respect to awards outstanding on that date), and no additional awards under the 2010 Plan may be made.
On September 3, 2015, the Teva 2015 Long-Term Equity-Based Incentive Plan (“2015 Plan”) was approved by Teva’s shareholders, under which 43.7 million equivalent share units, including options exercisable into ordinary shares, RSUs and PSUs, were approved for grant.

15
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

On April 18, 2016, Teva’s shareholders approved an increase of an additional
33.3
 million equivalent share units to the share reserve of the 2015 Plan, so that
77
 million equivalent share units, including options exercisable into ordinary shares, RSUs and PSUs, are approved for grant.
On July 13, 2017, Teva’s shareholders approved an increase of an additional 65 million equivalent share units to the share reserve of the 2015 Plan, so that 142 million equivalent share units, including options exercisable into ordinary shares, RSUs and PSUs, are approved for grant.
The 2015 Plan expired on June 30, 2020 (except with respect to awards outstanding on that date), and no additional awards under the 2015 Plan may be made.
On June 11, 2020, the Teva 2020 Long-Term Equity-Based Incentive Plan (“2020 Plan”) was approved by Teva’s shareholders and became effective on July 1, 2020. Under the 2020 Plan
, 68 million shares, including options exercisable into ordinary shares, RSUs and PSUs, were approved for grant.
As of December 31, 2021, 78.8 million shares remain available for future awards under the 2020 Plan.
In the past, Teva had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards granted under such prior plans continue in accordance with the terms of the respective plans.
The vesting period of the outstanding options and RSUs is generally between 1 to 4 years from the date of grant. The vesting period of PSUs is generally 3 years from the date of grant. The rights of the ordinary shares obtained from the exercise of options, RSUs or PSUs are identical to those of the other ordinary shares of the Company. The contractual term of these options is primarily for ten years.
Status of options
A summary of the status of the options granted by Teva as of December 31, 2021, 2020 and 2019, and changes during the years ended on those dates, is presented below (the number of options represents ordinary shares exercisable in respect thereof).

	Year ended December 31,
	2021		2020		2019
	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price
Balance outstanding at beginning of year	35,234	$37.27	40,064	$37.90	48,393	$38.62
Changes during the year:
Exercised	—	—	—	—	(11)	16.99
Forfeited	(3,644)	36.09	(3,610)	40.24	(8,318)	42.12
Expired	(2,575)	42.40	(1,220)	49.35	—	—

Balance outstanding at end of year	29,015	36.96	35,234	37.27	40,064	37.90

Balance exercisable at end of year	26,989	38.30	28,556	40.56	26,601	43.41

No options were granted during 2019, 2020 and 2021.

15
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following tables summarize information as of December 31, 2021 regarding the number of ordinary shares issuable upon (1) outstanding options and (2) vested options:

(1) Number of ordinary shares issuable upon exercise of outstanding options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life
	Number of shares	$	Years
Lower than $15.01	592	11.40	5.84
$15.01 - $25.00	8,762	18.95	6.12
$25.01 - $35.00	6,364	34.61	5.16
$35.01 - $45.00	2,679	39.83	0.96
$45.01 - $55.00	6,801	51.01	3.18
$55.01 - $65.00	3,817	59.15	3.33

Total	29,015	36.96	4.37

(2) Number of ordinary shares issuable upon exercise of vested options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life
	Number of shares	$	Years
Lower than $15.01	592	11.40	5.84
$15.01 - $25.00	6,736	18.90	6.11
$25.01 - $35.00	6,364	34.61	5.16
$35.01 - $45.00	2,679	39.83	0.96
$45.01 - $55.00	6,801	51.01	3.18
$55.01 - $65.00	3,817	59.15	3.33

Total	26,989	38.30	4.24

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $8.01 on December 31, 2021, less the weighted average exercise price in each range. This represents the potential amount receivable by the option holders had all option holders exercised their options as of such date. As of December 31, 2021, there were no exercisable options that were in-the-money.
The total intrinsic value of options exercised during the year ended December 31, 2019 was immaterial, based on the Company’s average stock price of $11.50. No options were exercised during 2020 and 2021.
15
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Status of non-vested RSUs and PSUs
The following table summarizes information about the number of RSUs and PSUs granted and outstanding:

	Year ended December 31,
	2021		2020		2019
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Balance outstanding at beginning of year	20,720	$13.81	15,977	$16.49	10,403	$20.93
Granted	12,748	10.42	10,848	11.42	9,303	15.36
Vested	(6,818)	15.60	(4,324)	19.49	(2,435)	30.24
Forfeited	(2,238)	12.18	(1,781)	18.18	(1,294)	18.74

Balance outstanding at end of year	24,412	11.58	20,720	13.81	15,977	16.49

The Company expenses compensation costs are based on the grant-date fair value. For the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation costs as follows:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
Employee stock options	$16	$30	$46
RSUs and PSUs	103	99	73

Total stock-based compensation expense	119	129	119
Tax effect on stock-based compensation expense	12	14	14

Net effect	$107	$115	$105

As of December 31, 2021, the total unrecognized compensation cost before tax on employee stock options and RSUs/PSUs amounted to $
2
million and $
164
million, respectively. This cost is expected to be recognized over a weighted average period of approximately
0.2
years and
2.5
years, respectively.

d.	Dividends
Teva has not paid dividends on Teva ordinary shares or ADSs since December 2017.

15
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

e.	Accumulated other comprehensive loss
The components of accumulated other comprehensive loss attributable to Teva are presented in the table below:

	Net Unrealized Gains/(Losses)			Benefit Plans
	Foreign currency translation adjustments	Available- for-sale securities	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/credits	Total
	(U.S. $ in millions)
Balance as of January 1, 2019	$(1,878)	$1	$(504)	$(78)	$(2,459)
Other comprehensive income/(loss) before reclassifications	100	(1)	54	(11)	142
Amounts reclassified to the statements of income	—	—	30	(10)	20

Net other comprehensive income/(loss) before tax	100	(1)	84	(21)	162
Corresponding income tax	(16)	—	—	1	(15)

Net other comprehensive income/(loss) after tax*	84	(1)	84	(20)	147

Balance as of December 31, 2019	(1,794)	—	(420)	(98)	(2,312)

Other comprehensive income/(loss) before reclassifications	(190)	—	22	(7)	(175)
Amounts reclassified to the statements of income	—	—	35	(12)	23

Net other comprehensive income/(loss) before tax	(190)	—	57	(19)	(152)
Corresponding income tax	65	—	—	1	66

Net other comprehensive income/(loss) after tax*	(125)	—	57	(18)	(86)

Balance as of December 31, 2020	(1,919)	—	(363)	(117)	(2,399)

Other comprehensive income/(loss) before reclassifications	(386)	—	—	18	(368)
Amounts reclassified to the statements of income	—	—	39	18	57

Net other comprehensive income/(loss) before tax	(386)	—	39	36	(311)
Corresponding income tax	31	—	—	(4)	27

Net other comprehensive income/(loss) after tax*	(355)	—	39	32	(283)

Balance as of December 31, 202 1	$(2,274)	—	$(324)	$(85)	$(2,683)

*	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of $107 million loss in 2021, $56 million gain in 2020 and $14 million gain in 2019.

15
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 15—Other assets impairments, restructuring and other items:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
Impairment of long-lived tangible assets (1)	$160	$416	$139
Contingent consideration (see note 20)	7	(81)	59
Restructuring	133	120	199
Other	41	24	26

Total	$341	$479	$423

(1)	Including impairments related to exit and disposal activities.
Impairments
Impairments of tangible assets for the years ended December 31, 2021, 2020 and 2019 were $160 million, $416 million and $139 million, respectively. The impairment for the year ended December 31, 2021 was mainly related to certain assets in the Europe and North America segments. The impairment for the year ended December 31, 2020 was mainly related to the sale of certain assets from Teva’s business venture in Japan, which was completed on February 1, 2021, as well as plant rationalization. See note 2.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities.
Contingent consideration
In 2021, Teva recorded an expense of $7 million for contingent consideration, compared to income of $81 million in 2020 and an expense of $59 million in 2019, respectively. The income in 2020 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition, partially offset by the change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales.
Restructuring
In 2021, Teva recorded $133 million of restructuring expenses, compared to $120 million in 2020 and $199 million in 2019. The expenses in 2021 were primarily related to network consolidation activities and residual expenses of the restructuring plan announced in 2017.
The following tables provide the components of restructuring costs:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
Restructuring
Employee termination	$117	$71	$159
Other	16	49	40

Total	$133	$120	$199

15
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2019	$(204)	$(29)	$(233)

Provision	(159)	(40)	(199)
Utilization and other*	155	62	217

Balance as of January 1, 2020	$(208)	$(7)	$(215)

Provision	(71)	(49)	(120)
Utilization and other*	164	49	213

Balance as of December 31, 2020	$(115)	$(7)	$(122)

Provision	(117)	(16)	(133)
Utilization and other*	101	16	117

Balance as of December 31, 2021	$(131)	$(7)	$(138)

*	Includes adjustments for foreign currency translation.
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
In the second quarter of 2020, Teva’s operations in its manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. During the second half of 2020, Teva completed partial remediation of this issue and restarted limited supply from its Goa facilities. The site experienced some additional delays in the first quarter of 2021 due to labor related issues, but the situation stabilized during the second quarter of 2021. The water

15
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

supply remediation is expected to be completed during the second quarter of 2022, and in the meantime the site is operating under an interim water solution without any material impact expected on compliance and supply capacity. The impact to Teva’s financial results for the twelve months ended December 31, 2021 was immaterial.
In June 2021, the Company temporarily paused manufacturing at its Irvine, California facility in the United States, and suspended release of product from the facility pending completion of an open manufacturing investigation. In July 2021, the FDA initiated an establishment inspection at the facility. On August 18, 2021, the Company issued field alert reports to the FDA for products manufactured at the Irvine facility and put Irvine-manufactured products in Teva’s distribution center on hold. On August 20, 2021, the FDA completed its inspection and issued a Form FDA-483 to the Irvine facility with ten observations and, on December 17, 2021, the FDA notified the Company that the inspection classification of this site is OAI. Teva is working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (CGMP) requirements. In addition, Teva has been in discussions with the FDA Drug Shortage Staff (DSS) and FDA Office of Manufacturing Quality (OMQ) to recommence the distribution, release and manufacture of certain medically necessary products from the site under defined controls and protocols to minimize the impact on public health. If Teva is unable to address such inspection issues satisfactorily, it could be subject to additional regulatory actions. Teva has considered these developments and has recorded immaterial costs in its financial statements related to this matter. Teva will continue to assess potential financial implications, including loss of revenues, impairments, inventory write offs, customer penalties, idle capacity charges, costs of additional remediation and/or FDA enforcement actions.
NOTE 16—Other income:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs (1)	51	8	50
Section 8 and similar payments (2)	19	—	5
Gain (loss) on sale of assets	7	11	(1)
Other, net	22	20	22

Total other income	$98	$40	$76

(1)	In 2021, mainly due to capital gains related to the sale of certain OTC assets. In 2020 and 2019, mainly related to the divestment of several activities in the International Markets segment.
(2)	Section 8 of the Patented Medicines (Notice of Compliance) Regulation relates to recoveries of lost revenue related to patent infringement proceedings in Canada.
NOTE 17—Financial expenses, net:

	Year ended December, 31
	2021	2020	2019
	(U.S. $ in millions)
Interest expenses and other bank charges	891	901	822
(Income) loss from investments (1)	90	(104)	(41)
Foreign exchange (gains) losses, net	7	(26)	(15)
Other, net (2)	71	62	55

Total finance expense, net	$1,058	$834	$822

1
57

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

(1)	(Income) loss from investments in 2021 and 2020 comprised mainly of revaluation gains and loss of Teva’s investment in American Well Corporation (“American Well”). See note 20.
(2)	Amortization of issuance costs and terminated derivative instruments.
NOTE 18—Earnings (loss) per share:
Net income (loss) attributable to Teva and weighted average number of ordinary shares used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year ended December, 31
	2021	2020	2019
	(U.S. $ in millions, except share data)
Net income (loss) used for the computation of basic and diluted earnings (loss) per share	417	$(3,990)	$(999)

Weighted average number of shares used in the computation of basic earnings (loss) per share	1,102	1,095	1,091

Weighted average number of shares used in the computation of diluted earnings (loss) per share	1,107	1,095	1,091

Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”) and performance share units (“PSUs”) during the period, net of treasury shares.
In computing diluted earnings per share for the year ended December 31, 2021, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested RSUs and PSUs granted under employee stock compensation plans, amounting to 5 million weighted average shares, using the treasury stock method. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the years ended December 31, 2020 and 2019, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested RSUs and PSUs granted under employee stock compensation plans, amounting to 104 million and 113 million weighted average shares, respectively, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Basic and diluted earnings per share was $0.38 for the year ended December 31, 2021, compared to basic and diluted loss per share of $3.64 and $0.91 for the years ended December 31, 2020 and December 31, 2019, respectively.
NOTE 19—Segments:
Teva operates its business and reports its financial results in three segments:

(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries other than those in the North America and Europe segments.

1
58

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
a.    Segment information:

	Year ended December 31,
	2021
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$7,809	$4,886	$2,032
Gross profit	4,226	2,823	1,118
R&D expenses	618	244	68
S&M expenses	988	846	417
G&A expenses	427	244	109
Other income	(31)	(5)	(5)

Segment profit	$2,224	$1,494	$529

	Year ended December 31,
	2020
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$8,447	$4,757	$2,154
Gross profit	4,489	2,666	1,096
R&D expenses	622	247	70
S&M expenses	1,013	830	427
G&A expenses	443	261	136
Other income	(10)	(3)	(11)

Segment profit	$2,421	$1,331	$474

1
59

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31,
	2019
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$8,542	$4,795	$2,246
Gross profit	4,350	2,704	1,167
R&D expenses	652	262	88
S&M expenses	1,021	890	481
G&A expenses	439	239	138
Other income	(14)	(5)	(3)

Segment profit	$2,252	$1,318	$464

	Year ended
	December 31,
	2021	2020	2019
	(U.S. $ in millions)
North America profit	$2,224	$2,421	$2,252
Europe profit	1,494	1,331	1,318
International Markets profit	529	474	464

Total reportable segments profit	4,246	4,225	4,034
Profit of other activities	154	163	108

Total segments profit	4,401	4,388	4,142
Amounts not allocated to segments:
Amortization	802	1,020	1,113
Other assets impairments, restructuring and other items	341	479	423
Goodwill impairment	—	4,628	—
Intangible asset impairments	424	1,502	1,639
Legal settlements and loss contingencies	717	60	1,178
Other unallocated amounts	402	271	232
Consolidated operating income (loss)	1,716	(3,572)	(443)

Financial expenses, net	1,058	834	822

Consolidated income (loss) before income taxes	$658	$(4,406)	$(1,265)

16
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

b.	Segment revenues by major products and activities:
The following tables present revenues by major products and activities for each segment for the year ended December 31, 2021, 2020 and 2019:
North America segment:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
Generic products	$3,769	$4,010	$3,963
AJOVY	176	134	93
AUSTEDO	802	637	412
BENDEKA/TREANDA	385	415	496
COPAXONE	577	884	1,017
ProAir*	180	241	274
Anda	1,323	1,462	1,492
Other	597	664	796

Total	$7,809	$8,447	$8,542

*	Does not include revenues from the ProAir authorized generic, which are included under generic products.
Europe segment:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
Generic products	$3,569	$3,513	$3,470
AJOVY	87	31	3
COPAXONE	391	400	432
Respiratory products	356	353	354
Other	483	459	536

Total	$4,886	$4,757	$4,795

International Markets segment:

	Year ended December 31,
	2021	2020	2019
	(U.S. $ in millions)
Generic products	$1,649	$1,792	$1,893
AJOVY	50	18	§
COPAXONE	37	53	63
Other	295	291	291

Total	$2,032	$2,154	$2,246

§	Represents an amount less than $1 million .

16
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Revenues are attributable to countries based on sales to third parties in such countries. Revenues within the United States constituted 46%, 48% and 47% of Teva’s consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Revenues within the Company’s country of domicile (Israel) constituted 2%, 2% and 2% of Teva’s consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

c.	Supplemental data—major customers:
The following table represents the percentage of consolidated third party net sales to Teva’s major customers during the years ended December 31, 2021, 2020 and 2019.

	Percentage of Third Party Net Sales
	2021	2020	2019
McKesson Corporation	11%	12%	13%
AmerisourceBergen Corporation	11%	12%	12%
Most of Teva’s revenues from these customers were in the North America segment.

d.	Property, plant and equipment—by geographical location were as follows:

	December 31,
	2021	2020
	(U.S. $ in millions)
Israel	$1,543	$1,611
United States	692	790
Croatia	481	539
Germany	1,045	933
Czech republic	324	330
Hungary	321	325
Ireland	269	267
Other	1,307	1,501

Total property, plant and equipment	$5,982	$6,296

16
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 20—Fair value measurement:
Financial items carried at fair value as of December 31, 2021 and 2020 are classified in the tables below in one of the three categories described in note 1f:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$220	$—	$—	$220
Cash, deposits and other	1,945	—	—	1,945
Investment in securities:
Equity securities*	18	—	—	18
Other	6	—	1	7
Restricted cash	33	—	—	33
Derivatives:
Asset derivatives—options and forward contracts	—	30	—	30
Liabilities derivatives:				—
Options and forward contracts	—	(23)	—	(23)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration**	—	—	(176)	(176)

Total	$2,222	$7	$(175)	$2,054

§	Represents an amount less than 0.5 million.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$367	$—	$—	$367
Cash, deposits and other	1,810	—	—	1,810
Investment in securities:
Equity securities	25	259	—	284
Other, mainly debt securities	5	—	10	15
Derivatives:
Asset derivatives—options and forward contracts	—	24	—	24
Liability derivatives—options and forward contracts	—	(79)	—	(79)
Contingent consideration**	—	—	(268)	(268)

Total	$2,207	$204	$(258)	$2,153

*
During the first quarter of 2021, Teva’s shares in American Well Corporation (“American Well”) moved from a Level 2 measurement to a Level 1 measurement within the fair value hierarchy, since they were no longer subject to a sale restriction. By the end of September, 2021, Teva sold all of its holdings in American Well.

**	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

16
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

	December 31, 2021	December 31, 2020
	(U.S. $ in millions)
Fair value at the beginning of the period	$(258)	$(448)
Transfer into Level 3- equity securities	—	179
Revaluation of equity securities	—	80
Redemption of debt securities	(9)	—
Revaluation of debt securities	—	(2)
Reclassification to Level 2- equity securities	—	(259)
Bifurcated embedded derivatives	§	—
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	15	156
Eagle transaction	(23)	(75)
Settlement of contingent consideration:
Eagle transaction	100	111

Fair value at the end of the period	$(175)	$(258)

§	Represents an amount less than $0.5 million.
Teva’s financial instruments consist mainly of cash and cash equivalents, investments in securities, current and non-current receivables, short-term credit, accounts payable and accruals, loans, senior notes and sustainability-linked senior notes, convertible senior debentures and derivatives.
The fair value of the financial instruments included in working capital and non-current receivables approximates their carrying value. The fair value of long-term bank loans mostly approximates their carrying value, since they bear interest at rates close to the prevailing market rates.

16
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value consist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 9), and are presented in the below table in terms of fair value:

	Estimated fair value*
	December 31,
	2021	2020
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$21,477	$22,684
Senior notes and convertible senior debentures included under short-term debt	1,426	3,207

Total	$22,903	$25,891

*	The fair value was estimated based on quoted market prices.
NOTE 21—Long-term employee-related obligations:

a.	Long-term employee-related obligations consisted of the following:

	December 31,
	2021	2020
	(U.S. $ in millions)
Accrued severance obligations	$83	$82
Defined benefit plans	142	192

Total	$225	$275

As of December 31, 2021 and 2020, Teva had $97 million and $86 million, respectively, deposited in funds managed by financial institutions and earmarked by management to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other non-current assets.
Most of the change resulted from actuarial updates, as well as from exiting from several defined benefit plans in several countries.
The Company expects to expense an approximate contribution of $114 million in 2022 to pension funds and insurance companies in connection with its severance and pension pay obligations.
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

16
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The Company expects to pay the following future minimum benefits to its employees: $13 million in 2022; $12 million in 2023; $11 million in 2024; $11 million in 2025; $11 million in 2026 and $63 million in the aggregate between 2027 to 2031. These amounts do not include amounts that may be paid to employees who cease working with the Company before their normal retirement age.

16
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2021
(U.S. $ in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

Allowance for doubtful accounts:
Year ended December 31, 2021	$200	$(8)	$—	$(28)	$164

Year ended December 31, 2020	$209	$(11)	$2	$—	$200

Year ended December 31, 2019	$232	$(16)	$—	$(7)	$209

Allowance in respect of carryforward tax losses and deductions that may not be utilized:
Year ended December 31, 2021	$2,547	$336	$—	$(160)	$2,723

Year ended December 31, 2020	$1,974	$670	$—	$(97)	$2,547

Year ended December 31, 2019	$1,633	$555	$—	$(214)	$1,974

1
67

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
After evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of Teva’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2021, Teva’s internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2021 has been audited by Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements.”
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to Teva’s 2022 Proxy Statement, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021, with respect to Teva’s directors, executive officers and corporate governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.
ITEM 11. EXECUTIVE COMPENSATION
Reference is made to Teva’s 2022 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2021, with respect to Teva’s executive compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to Teva’s 2022 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2021, with respect to the security ownership of certain beneficial owners and management and related stockholder matters of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to Teva’s 2022 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2021, with respect to certain relationships and related transactions, and director independence of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is made to Teva’s 2022 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2021, with respect to principal accountant fees and services provided to Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Annual Report on Form 10-K:

Exhibits
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Memorandum of Association (1)(2)

3.2	Amendment to Memorandum of Association (1)(3)

3.3	Articles of Association (1)(4)

4.1	Second Amended and Restated Deposit Agreement, dated as of December 4, 2018, among Teva Pharmaceutical Industries Limited, Citibank, N.A., as depositary, and the holders from time to time of shares (5)

4.2	Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee (6)

4.3	First Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 0.25% Convertible Senior Debentures due 2026 (7)

4.4	Second Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 6.150% Senior Notes due 2036 (8)

4.5	Third Supplemental Senior Indenture, dated as of March 16, 2010, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, relating to Teva’s 0.25% Convertible Senior Debentures due 2026 (9)

4.6	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance IV, LLC, Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (10)

4.7	Second Supplemental Senior Indenture, dated as of December 18, 2012, by and among Teva Pharmaceutical Finance IV, B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.950% Senior Notes due 2022 (11)

4.8	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (12)

4.9	First Supplemental Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 3.650% Senior Notes due 2021 (13)

4.10	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (14)

4.11	First Supplemental Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 3.650% Senior Notes due 2021(15)

4.12	Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V. and The Bank of New York Mellon, as trustee (16)

4.13	Supplemental Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.250% Senior Notes due 2023 and the form of 1.875% Senior Notes due 2027 (17)

4.14	Second Supplemental Senior Indenture, dated as of July 25, 2016, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.125% Senior Notes due 2024 and the form of 1.625% Senior Notes due 2028 (18)

4.15	Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (19)

4.16	First Supplemental Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.200% Senior Notes due 2021, the form of 2.800% Senior Notes due 2023, the form of 3.150% Senior Notes due 2026 and the form of 4.100% Senior Notes due 2046 (20)

4.17	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 0.500 per cent Notes due 2022 (21)

4.18	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 1.000 per cent Notes due 2025 (22)

4.19	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2022 Notes) (23)

4.20	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2025 Notes) (24)

4.21	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (25)

4.22	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 6.000% Senior Notes due 2024 and the form of 6.750% Senior Notes due 2028 (26)

4.23	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (27)

4.24	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 3.250% Senior Notes due 2022 and the form of 4.500% Senior Notes due 2025 (28)

4.25	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 6.000% Senior Notes due 2025 (29)

4.26	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.125% Senior Notes due 2025 (30)

4.27	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of 3.750% Sustainability-Linked Senior Notes due 2027 and the form of 4.375% Sustainability-Linked Senior Notes due 2030 (31)

4.28	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 4.750% Sustainability-Linked Senior Notes due 2027 and the form of 5.125% Sustainability-Linked Senior Notes due 2029 (32)

4.29	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (33)

4.30	Other long-term debt instruments: The registrant hereby undertakes to provide the Securities and Exchange Commission with copies upon request.

10.1	Senior Unsecured Revolving Credit Agreement, dated as of April 8, 2019, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Finance Netherlands II B.V., Bank of America, N.A. and the lenders party thereto (34)

10.2	Employment Agreement, dated September 7, 2017, between Teva Pharmaceutical Industries Limited and Kåre Schultz (35)

10.3	Amendment No. 1 to Employment Agreement, dated as of June 9, 2020, between Teva Pharmaceutical Industries Limited and Kåre Schultz (36)

10.4	Employment Agreement, dated as of March 12, 2020, between Teva Pharmaceutical Industries Limited and Eric Drapé (37)

10.5	Employment Agreement, dated as of November 6, 2019, between Teva Pharmaceutical Industries Limited and Eli Kalif (38)

10.6	Amendment to Employment Agreement between Teva Pharmaceutical Industries Limited and Eli Kalif, dated as of February 6, 2020 (39)

10.7	Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (40)

10.8	Teva Pharmaceuticals USA, Inc. Supplemental Deferred Compensation Plan (41)

10.9	Teva Pharmaceuticals USA, Inc. Defined Contribution Supplemental Executive Retirement Plan (42)

10.10	Form of Indemnification and Release Agreement (43)

10.11	Form Director Award Agreement (44)

10.12	Kåre Schultz Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to November 3, 2017 grant (45)

10.13	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2017 grants made to Mark Sabag, Eric Drapé and Kåre Schultz (46)

10.14	Teva Pharmaceutical Industries Limited 2020 Long-Term Equity-Based Incentive Plan (47)

10.15	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2018 grants made to Kåre Schultz, Mark Sabag, Eric Drapé and Sven Dethlefs (48)

10.16	Form Bonus Letter Agreement (49)

10.17	Form Award Agreement under Teva’s 2020 Long-Term Equity-Based Incentive Plan (50)

10.18	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2017 grants made to Sven Dethlefs (51)

10.19	Form Award Agreement (RSUs and PSUs) under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (52)

10.20	Teva Pharmaceutical Industries Limited Israeli Subplan of Teva’s 2020 Long-Term Equity-Based Incentive Plan (53)

10.21	Employment Agreement, dated as of December 22, 2013, between Teva Pharmaceutical Industries Limited and Mark Sabag (54)

10.22	Letter Agreement, dated as of June 2017, between Teva Pharmaceutical Industries Limited and Mark Sabag (55)

10.23	Employment Agreement, dated as of June 5, 2018, between Teva Pharmaceuticals USA, Inc. and Sven Dethlefs *

10.24	Amendment to Employment Agreement between Teva Pharmaceuticals USA, Inc. and Sven Dethlefs, dated as of July 18, 2018 *

10.25	Appointment Letter, dated as of July 27, 2021, of Mark Sabag *

10.26	Appointment Letter, dated as of July 27, 2021, of Sven Dethlefs *

18	Kesselman & Kesselman Preferability Letter dated August 5, 2020 (56)

21	Subsidiaries of the Registrant *

23	Consent of Kesselman & Kesselman, independent registered public accountants *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

1.	English translation or summary from Hebrew original, which is the official version.
2.	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form F-1(Reg. No. 33-15736).
3.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on December 14, 2018.
4.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 9, 2020.
5.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 4, 2018.
6.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on January 31, 2006.
7.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on January 31, 2006.
8.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on January 31, 2006.
9.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on May 4, 2010.
10.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on November 10, 2011.
11.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on December 18, 2012.
12.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on November 10, 2011.
13.	Incorporated by reference to Exhibit 4.4 to Form 6-K filed on November 10, 2011.
14.	Incorporated by reference to Exhibit 4.5 to Form 6-K filed on November 10, 2011.
15.	Incorporated by reference to Exhibit 4.6 to Form 6-K filed on November 10, 2011.
16.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on March 31, 2015.
17.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on March 31, 2015.
18.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 25, 2016.
19.	Incorporated by reference to Exhibit 4.1 to Form 6-K filed on July 21, 2016.
20.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 21, 2016.
21.	Incorporated by reference to Exhibit 4.2 to Form 6-K filed on July 28, 2016.
22.	Incorporated by reference to Exhibit 4.3 to Form 6-K filed on July 28, 2016.
23.	Incorporated by reference to Exhibit 4.5 to Form 6-K filed on July 28, 2016.
24.	Incorporated by reference to Exhibit 4.6 to Form 6-K filed on July 28, 2016.
25.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2018.
26.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 14, 2018.
27.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on March 14, 2018.
28.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed on March 14, 2018.
29.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 25, 2019.
30.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed on November 25, 2019.
31.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 10, 2021.
32.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed on November 10, 2021.
33.	Incorporated by reference to Exhibit 4.33 to Annual Report on Form 10-K filed on February 21, 2020.
34.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 10, 2019.
35.	Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed on February 12, 2018.
36.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2020.
37.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on February 10, 2021.
38.	Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 21, 2020.
39.	Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed on February 21, 2020.
40.	Incorporated by reference to Exhibit A to Proxy Statement filed on June 8, 2017.
41.	Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed on February 12, 2018.
42.	Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed on February 12, 2018.
43.	Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed on February 12, 2018.
44.	Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed on February 12, 2018.

45.	Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed on February 12, 2018.
46.	Incorporated by reference to Exhibit 10.60 to Annual Report on Form 10-K filed on February 12, 2018.
47.	Incorporated by reference to Exhibit Appendix A to our Definitive Proxy Statement filed on April 22, 2020.
48.	Incorporated by reference to Exhibit 10.63 to Annual Report on Form 10-K filed on February 12, 2018.
49.	Incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed on February 12, 2018.
50.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 5, 2020.
51.	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on February 21, 2020.
52.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on February 21, 2020.
53.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 5, 2020.
54.	Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on February 12, 2018.
55.	Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed on February 12, 2018.
56.	Incorporated by reference to Exhibit 18 to Quarterly Report on Form 10-Q filed on August 5, 2020.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

By:	/s/ Kåre Schultz
Name:	Kåre Schultz
Title:	President and Chief Executive Officer
Dated:	February 9, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each of the undersigned directors and/or officers of Teva Pharmaceutical Industries Limited, a corporation organized under the laws of Israel, hereby constitutes and appoints Kåre Schultz, Eli Kalif, David M. Stark and Amir Weiss, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign, execute and deliver with the U.S. Securities and Exchange Commission any and all amendments to this annual report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ Dr. Sol J. Barer Dr. Sol J. Barer	Chairman of the Board of Directors	February 9, 2022

By:	/s/ Kåre Schultz Kåre Schultz	President and Chief Executive Officer and Director	February 9, 2022

By:	/s/ Eli Kalif Eli Kalif	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 9, 2022

By:	/s/ Amir Weiss Amir Weiss	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 9, 2022

By:	/s/ Rosemary A. Crane Rosemary A. Crane	Director	February 9, 2022

By:	/s/ Amir Elstein Amir Elstein	Director	February 9, 2022

	Name	Title	Date

By:	/s/ Jean-Michel Halfon Jean-Michel Halfon	Director	February 9, 2022

By:	/s/ Gerald M. Lieberman	Director	February 9, 2022
Gerald M. Lieberman

By:	/s/ Roberto A. Mignone Roberto A. Mignone	Director	February 9, 2022

By:	/s/ Dr. Perry D. Nisen Dr. Perry D. Nisen	Director	February 9, 2022

By:	/s/ Nechemia (Chemi) J. Peres Nechemia (Chemi) J. Peres	Director	February 9, 2022

By:	/s/ Prof. Ronit Satchi-Fainaro Prof. Ronit Satchi-Fainaro	Director	February 9, 2022

By:	/s/ Janet S. Vergis Janet S. Vergis	Director	February 9, 2022

By:	/s/ Dr. Tal Zaks Dr. Tal Zaks	Director	February 9, 2022

177