Form 10-Q
period 2022-03-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2022-05-03
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Act).    Yes  ☐    No  ☒
As of March 31, 2022, the registrant had 1,110,352,397 ordinary shares outstanding.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
and other factors discussed in this Quarterly Report on Form
10-Q
and in our Annual Report on Form
10-K
for the year ended December 31, 2021, including in the sections captioned “Risk Factors.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,175	$2,165
Accounts receivables, net of allowance for credit losses of $91 million and $90 million as of March 31, 2022 and December 31, 2021	4,253	4,529
Inventories	4,012	3,818
Prepaid expenses	1,064	1,075
Other current assets	933	965
Assets held for sale	13	19

Total current assets	12,451	12,573
Deferred income taxes	637	596
Other non-current assets	472	515
Property, plant and equipment, net	5,932	5,982
Operating lease right-of-use assets	464	495
Identifiable intangible assets, net	7,116	7,466
Goodwill	19,986	20,040

Total assets	$47,059	$47,666

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,077	$1,426
Sales reserves and allowances	3,807	4,241
Accounts payables	1,750	1,686
Employee-related obligations	481	563
Accrued expenses	2,597	2,208
Other current liabilities	900	903

Total current liabilities	11,613	11,027
Long-term liabilities:
Deferred income taxes	666	784
Other taxes and long-term liabilities	3,288	2,578
Senior notes and loans	20,840	21,617
Operating lease liabilities	393	416

Total long-term liabilities	25,186	25,395

Commitments and contingencies , see note 10
Total liabilities	36,799	36,422

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; March 31, 2022 and December 31, 2021: authorized 2,495 million shares; issued 1,216 million shares and 1,209 million shares, respectively.	57	57
Additional paid-in capital	27,587	27,561
Accumulated deficit	(11,484)	(10,529)
Accumulated other comprehensive loss	(2,687)	(2,683)
Treasury shares as of March 31, 2022 and December 31, 2021: 106 million ordinary shares	(4,128)	(4,128)

	9,344	10,278

Non-controlling interests	916	966

Total equity	10,260	11,244

Total liabilities and equity	$47,059	$47,666

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Net revenues	$3,661	$3,982
Cost of sales	1,921	2,104

Gross profit	1,740	1,878
Research and development expenses	225	254
Selling and marketing expenses	584	585
General and administrative expenses	296	290
Intangible assets impairments	149	79
Other assets impairments, restructuring and other items	128	137
Legal settlements and loss contingencies	1,124	104
Other income	(52)	(5)

Operating income (loss)	(713)	434
Financial expenses, net	258	290

Income (loss) before income taxes	(971)	144
Income taxes (benefit)	2	62
Share in (profits) losses of associated companies, net	(21)	(3)

Net income (loss)	(952)	84
Net income (loss) attributable to non-controlling interests	3	7

Net income (loss) attributable to Teva	(955)	77

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.86)	$0.07

Diluted	$(0.86)	$0.07

Weighted average number of shares (in millions):
Basic	1,107	1,099

Diluted	1,107	1,107

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2022	2021

Net income (loss)	$(952)	$84
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(64)	(208)
Unrealized gain (loss) from derivative financial instruments, net	7	7

Total other comprehensive income (loss)	(57)	(201)

Total comprehensive income (loss)	(1,009)	(117)
Comprehensive income (loss) attributable to non-controlling interests	(50)	(60)

Comprehensive income (loss) attributable to Teva	$(959)	$(57)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2021	1,209	57	27,561	(10,529)	(2,683)	(4,128)	10,278	966	11,244
Net Income (loss)				(955)			(955)	3	(952)
Other comprehensive income (loss)					(4)		(4)	(53)	(57)
Issuance of Shares	7	*	1				1		1
Stock-based compensation expense			24				24		24

Balance at March 31, 2022	1,216	$57	$27,587	$(11,484)	$(2,687)	$(4,128)	$9,344	$916	$10,260

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2020	1,202	57	27,443	(10,946)	(2,399)	(4,128)	10,026	1,035	11,061
Net Income (loss)				77			77	7	84
Other comprehensive income (loss)					(134)		(134)	(67)	(201)
Issuance of shares	6	*							*
Stock-based compensation expense			31				31		31

Balance at March 31, 2021	1,208	$57	$27,474	$(10,869)	$(2,534)	$(4,128)	$10,000	$975	$10,975

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Operating activities:
Net income (loss)	$(952)	$84
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	323	376
Impairment of long-lived assets and assets held for sale	165	127
Net change in operating assets and liabilities	559	(1,076)
Deferred income taxes – net and uncertain tax positions	(175)	(11)
Stock-based compensation	24	31
Other items	30	(10)
Net loss (gain) from investments and from sale of long lived assets	(23)	74

Net cash provided by (used in) operating activities	(49)	(405)

Investing activities:

Beneficial interest collected in exchange for securitized trade receivables	305	476
Proceeds from sale of business and long lived assets	25	138
Acquisition of businesses, net of cash acquired	(7)	—

Purchases of property, plant and equipment	(157)	(150)
Purchases of investments and other assets .	(4)	(2)
Proceeds from sale of investments	—	46
Other investing activities	(1)	—

Net cash provided by (used in) investing activities	161	508

Financing activities:
Redemption of convertible senior notes	—	(491)
Other financing activities	2	(2)

Net cash provided by (used in) financing activities	2	(493)

Translation adjustment on cash and cash equivalents	(62)	(44)

Net change in cash, cash equivalents and restricted cash	52	(434)
Balance of cash, cash equivalents and restricted cash at beginning of period	2,198	2,177

Balance of cash, cash equivalents and restricted cash at en d of period	$2,250	$1,743

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	2,175	1,743
Restricted cash included in other current assets	75	—

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,250	1,743

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$299	$488
Amounts may not add up due to rounding
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of presentation:

a.	Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary to fairly state the financial position and results of operations of Teva. The information included in this Quarterly Report on Form
10-Q
should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”). The year-end
balance sheet data was derived from the audited consolidated financial statements as of December 31, 2021, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included.
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
In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form
10-Q,
sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. During the first quarter of 2022, the impact of this conflict on Teva’s results of operations and financial condition was immaterial.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

b.	Significant accounting policies
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU
2020-06
“Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU
2020-04
“Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. There was no material impact to the Company’s consolidated financial statements for the period ended March 31, 2022 as a result of adopting this standard update. The Company has completed negotiations to transform the facility base rate of its securitization program and is continuing to evaluate the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities. However, it is not expected to have a material impact on the consolidated financial results of operations, financial position or cash flows.
Recently issued accounting pronouncements, not yet adopted
In November 2021, the FASB issued ASU
2021-10
“Government Assistance (Topic 832)”, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) that will provide Teva an exclusive global license to develop, manufacture and commercialize Modag’s lead compound
(TEV-56286)
and a related compound
(TEV-56287).
TEV-56286
was initially developed for the treatment of Multiple System Atrophy (MSA) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial is currently being completed for
TEV-56286.
In the fourth quarter of 2021, Teva made an upfront payment
of $10
million to Modag that was recorded as R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to
$70
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
®
. In October 2021, the claim was dismissed for lack of jurisdiction. Abbvie has appealed this decision to the U.S. Court of Appeals. In addition, there is pending patent litigation between Abbvie and Alvotech related to Alvotech’s proposed biosimilar to Humira
®
. In December 2021, Abbvie also filed a complaint with the U.S. International Trade Commission (“ITC”) against both Alvotech and Teva seeking to prevent Teva and Alvotech from importing Alvotech’s proposed biosimilar to Humira
®
into the United States. On January 26, 2022, the ITC issued a decision to initiate an investigation into Alvotech’s proposed biosimilar product. On March 8, 2022, Abbvie and Alvotech settled all the above pending IP matters relating to Alvotech’s proposed biosimilar to Humira
®
. Pursuant to that settlement, Alvotech and Teva may sell Alvotech’s proposed biosimilar to Humira
®
in the United States beginning on July 1, 2023, provided that U.S. regulatory approval is obtained by that date. On March 28, 2022, the ITC officially terminated the investigation requested by Abbvie.
Eli Lilly and Alder BioPharmaceuticals
In December 2018, Teva entered into an agreement with Eli Lilly & Co. (“Lilly”) resolving the European Patent Office opposition they had filed against Teva’s AJOVY
®
patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
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
suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the new drug application (“NDA”) for risperidone LAI, based on phase 3 data from two pivotal studies. Teva leads the clinical development and regulatory process and is responsible for commercialization of this product candidate. MedinCell may be eligible for development milestones, and future commercial milestones of up to $112 million in respect of risperidone LAI. Teva will also pay MedinCell royalties on net sales. In April 2022, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA for risperidone LAI. Teva is reviewing its next steps based on the CRL and will work closely with the
FDA to address their recommendations.
Assets and Liabilities Held For Sale:
General
Assets and liabilities held for sale as of March 31, 2022 included certain manufacturing assets that are expected to be sold within the next year. Assets and liabilities held for sale as of December 31, 2021 included certain manufacturing assets sold during the first quarter of 2022, and certain assets that are expected to be sold during 2022. The table below summarizes all Teva assets and liabilities included as held for sale as of March 31, 2022 and December 31, 2021:

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	March 31,	December 31,
	2022	2021
	(U.S. $ in millions)
Inventories	$—	$2
Property, plant and equipment, net and others	64	86
Goodwill	—	7
Adjustments of assets held for sale to fair value	(51)	(76)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$13	$19

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets, recorded under accrued expenses and other long-term liabilities	$(60)	$(43)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended March 31, 2022
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,377	1,134	445	180	3,136
Licensing arrangements	21	12	4	1	38
Distribution	342	§	16	—	358
Other	(2)	9	27	95	129

	$1,737	$1,156	$492	$275	$3,661

§ Represents an amount less than $0.5 million.

	Three months ended March 31, 2021
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,668	1,178	440	177	3,463
Licensing arrangements	32	14	3	1	49
Distribution	289	§	19	—	308
Other	§	22	28	111	162

	$1,989	$1,214	$490	$289	$3,982

§ Represents an amount less than $0.5 million.

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
SR&A to U.S. customers comprised approximately 73% of the Company’s total SR&A as of March 31, 2022, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the three months ended March 31, 2022 and 2021 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S. $ in millions)
Balance at December 31, 2021	$68	$1,655	$854	$1,085	$535	$112	$4,241	$4,309
Provisions related to sales made in current year	82	928	198	1,814	58	90	3,088	3,170
Provisions related to sales made in prior periods	—	(90)	26	(8)	(14)	(1)	(87)	(87)
Credits and payments	(88)	(1,037)	(270)	(1,940)	(110)	(73)	(3,430)	(3,518)
Translation differences	—	(3)	(1)	—	—	(1)	(5)	(5)

Balance at March 31, 2022	$62	1,453	$807	$951	$469	$127	$3,807	$3,869

	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S.$ in millions)
Balance at December 31, 2020	$80	$2,054	$828	$1,108	$686	$148	$4,824	$4,904
Provisions related to sales made in current year	100	1,126	164	2,043	76	23	3,432	3,532
Provisions related to sales made in prior periods	—	(55)	(11)	6	(40)	(17)	(117)	(117)
Credits and payments	(102)	(1,210)	(188)	(1,987)	(101)	(40)	(3,526)	(3,628)
Translation differences	—	(17)	(4)	(3)	(3)	(2)	(29)	(29)

Balance at March 31, 2021	$78	$1,898	$789	$1,167	$618	$112	$4,584	$4,662

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
	2022	2021
	(U.S. $ in millions)
Finished products	$1,985	$1,932
Raw and packaging materials	1,256	1,136
Products in process	593	587
Materials in transit and payments on account	178	163

Total	$4,012	$3,818

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021
	(U.S. $ in millions)
Product rights	$18,544	$18,815	$12,383	$12,318	$6,161	$6,497
Trade names	588	590	206	198	382	392
In process research and development	573	577	—	—	573	577

Total	$19,705	$19,982	$12,589	$12,516	$7,116	$7,466

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various therapeutic categories from various acquisitions with a weighted average life of approximately 10 years.
Amortization of intangible assets was $200 million and $242 million in the three months ended March 31, 2022 and 2021, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of various generic products from the Actavis Generics acquisition of $542 million. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended March 31, 2022 and 2021, were $149 million and $79 million, respectively.
Impairments in the first quarter of 2022 consisted primarily of identifiable product rights of $129 million related to updated market assumptions regarding price and volume of products acquired from Actavis Generics.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The fair
 value measurement of the impaired i
ntan
gible assets in the first
three
months of
2022
is based on significant unobservable inputs in the market and thus represents a Level
3
measurement within the fair value hierarchy. The discount rate applied ranged from
7.25
% to
10
%. A probability of success factor ranging from
20
% to
100
% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

NOTE 6 – Goodwill:
The changes in the carrying amount of goodwill for the period ended March 31, 2022 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of December 31, 2021 (1)	$6,474	$8,544	$2,328	$2,694	$20,040
Changes during the period:
Goodwill acquired				12	12
Translation differences	9	(85)	34	(24)	(66)

Balance as of March 31, 2022 (1)	$6,483	$8,459	$2,362	$2,682	$19,986

(1)	Accumulated goodwill impairment as of March 31, 2022 and December 31, 2021 was approximately $25.6 billion.
Teva determines the fair value of its reporting units using the income approach. The income approach is a forward-looking approach for estimating fair value. Within the income approach, the method used is the discounted cash flow method. Teva starts with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital (WACC), adjusted for the relevant risk associated with country-specific and business-specific characteristics. If any of these expectations were to vary materially from Teva’s assumptions, Teva may record an impairment of goodwill allocated to these reporting units in the future. The current projections related to AUSTEDO and the resolution of the opioid and price fixing litigation in North America are significant assumptions in Teva’s future projections. Additionally, certain parts of its business volumes, particularly in Europe, were impacted by the
COVID-19
pandemic. Management continues to analyze the expected pace of recovery of volumes and the related impact of the
COVID-19
pandemic on Teva’s business.
During the first quarter of 2022, management assessed developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount.
Based on this assessment, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying value as of March 31, 2022 and, therefore, no quantitative assessment was performed. Changes to Teva’s current assessment regarding the impact of the COVID-19 pandemic on its projections and its long-term forecast related to AUSTEDO could result in future impairments.
NOTE 7 – Debt obligations:
a. Short-term debt:

			March 31,	December 31,
	Weighted average interest rate as of March 31, 2022	Maturity	2022	2021
			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities (1)			2,054	1,403

Total short-term debt			$2,077	$1,426

(1)	In April 2022, Teva repaid $302 million of its 3.25% senior notes at maturity.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of March 31, 2022 and December 31, 2021. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt.
b. Long-term debt:

	Weighted average interest rate as of March 31, 2022	Maturity	March 31, 2022	December 31, 2021
			(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	698	708
Sustainability-linked senior notes EUR 1,500 million (1)(*)	4.38%	2030	1,674	1,699
Senior notes EUR 1,300 million	1.25%	2023	660	670
Sustainability-linked senior notes EUR 1,100 million (2)(*)	3.75%	2027	1,228	1,246
Senior notes EUR 1,000 million	6.00%	2025	1,117	1,134
Senior notes EUR 900 million	4.50%	2025	1,004	1,020
Senior notes EUR 750 million	1.63%	2028	833	844
Senior notes EUR 700 million (3)	3.25%	2022	302	307
Senior notes EUR 700 million	1.88%	2027	780	792
Senior notes USD 3,500 million	3.15%	2026	3,496	3,496
Senior notes USD 3,000 million	2.80%	2023	1,453	1,453
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (2)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (1)(*)	5.13%	2029	1,000	1,000
Senior notes USD 844 million	2.95%	2022	714	715
Senior notes USD 789 million	6.15%	2036	783	783
Senior notes CHF 350 million	0.50%	2022	378	382
Senior notes CHF 350 million	1.00%	2025	380	383

Total senior notes			22,985	23,118
Other long-term debt			2	2
Less current maturities			(2,054)	(1,403)
Less debt issuance costs			(93)	(100)

Total senior notes and loans			$20,840	$21,617

(1)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(2)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(3)	In April 2022, Teva repaid $302 million of its 3.25% senior notes at maturity.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8d.
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
Long-term debt as of March 31, 2022 is effectively denominated in the following currencies: 63% in U.S. dollar, 35% in euro and 2% in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily
, as of March 31, 2022,
its $2.3
billion unsecured syndicated revolving credit facility entered into in April 2019, which was replaced in April 2022 (“RCF”).
In April 2022, Teva entered into an unsecured syndicated sustainability-linked revolving credit facility of $1.8 billion with a maturity date of April 2026, with two one-year extension options. The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum leverage ratio, which becomes more restrictive over time. In addition, the RCF is linked to two sustainability performance targets, (i) the company’s S&P ESG Score and (ii) number of new regulatory submissions in low and middle-income countries. The RCF margin may increase or decrease depending on the Company’s sustainability performance.
Under the terms of the RCF, the leverage ratio shall not exceed 4.50x in the second and third quarters of 2022, 4.25x in the fourth quarter of 2022, 4.00x in the first, second and third quarters of 2023, 3.75x in the fourth quarter of 2023 and 3.50x in 2024 and onwards.
The RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2022 and as of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.

Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, the Company will not be able to borrow under the RCF. Additionally, violations of the covenants, under the above-mentioned circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes and sustainability-linked senior notes is outstanding, could lead to an event of default under the Company’s senior notes and sustainability-linked senior notes due to cross acceleration provisions.
Teva expects that it will continue to have sufficient cash resources to support its debt service payments and all other financial obligations within one year from the date that the financial statements are issued.
NOTE 8 – Derivative instruments and hedging activities:
a. Foreign exchange risk management:
In the first three months of 2022, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
c. Bifurcated embedded derivatives:
Upon issuance of sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and absolute greenhouse gas emissions reduction, which were bifurcated and are accounted for separately as derivative financial instruments. As of March 31, 2022 the fair value of these derivative instruments is negligible.
d. Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Not designated as hedging instruments
	March 31, 2022	December 31, 2021
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$56	$30
Liability derivatives:
Other current liabilities:
Option and forward contracts	(31)	(23)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues

	Three months ended,		Three months ended,

	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$258	$290	$(3,661)	$(3,982)
Option and forward contracts (1)	(5)	(70)	—	—
Option and forward contracts economic hedge (2)	—	—	(19)	(28)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

(1)
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

(2)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, the Swiss franc, the Japanese yen, the British pound, the Russian ruble, the Canadian dollar and some other currencies to protect its projected operating results for 2021 and 2022. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In the first quarter of 2022, the positive impact from these derivatives recognized under revenues was $19 million. In the first quarter of 2021, the positive impact from these derivatives recognized under revenues was $28 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward starting interest rate swaps and treasury lock agreements, losses of $7 million and $8 million were recognized under financial expenses, net for each of the three months ended March 31, 2022 and 2021, respectively.
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
With respect to the interest rate swap and cross-currency swap agreements,
a
$1 million loss was recognized under financial expenses, net for the three months ended March 31, 2022. No gains or losses were recognized for the three months ended March 31, 2021.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 – Legal settlements and loss contingencies:
In the first quarter of 2022, Teva recorded expenses of $1,124 million in legal settlements and loss contingencies, compared to $104 million in the first quarter of 2021. The expenses in the first quarter of 2022 were mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases. The expenses in the first quarter of 2021 were mainly due to the provision for the carvedilol patent litigation.
As of March 31, 2022 and December 31, 2021, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $3,762 million and $2,710 million, respectively. In connection with Teva’s provision for legal settlements and loss contingencies as of March 31, 2022 and December 31, 2021, related to the Ontario Teachers Securities Litigation, Teva also recognized an insurance receivable.
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
Intellectual Property Litigation
From time to time, Teva seeks to develop generic and biosimilar versions of patent-protected pharmaceuticals and biopharmaceuticals for sale prior to patent expiration in various markets. In the United States, to obtain approval for most generics prior to the expiration of the originator’s patents, Teva must challenge the patents under the procedures set forth in the Hatch-Waxman Act of 1984, as amended. For many biosimilar products that are covered by patents, Teva participates in the “patent dance” procedures of the Biologics Price Competition and Innovation Act (BPCIA), which allow for the challenge to originator patents prior to biosimilar product approval. To the extent that Teva seeks to utilize such patent challenge procedures, Teva is and expects to be involved in patent litigation regarding the validity, enforceability or infringement of the originator’s patents. Teva may also be involved in patent litigation involving the extent to which its product or manufacturing process techniques may infringe other originator or third-party patents.
Additionally, depending upon a complex analysis of a variety of legal and commercial factors, Teva may, in certain circumstances, elect to market a generic or biosimilar version even though litigation is still pending. To the extent Teva elects to proceed in this manner, it could face substantial liability for patent infringement if the final court decision is adverse to Teva, which could be material to its results of operations and cash flows in a given period.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva could also be sued for patent infringement outside of the context of the Hatch-Waxman Act or BPCIA. For example, Teva could be sued for patent infringement after commencing sales of a product. This type of litigation can involve any of Teva’s pharmaceutical products, not just its generic and biosimilar products.
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
In July 2014, GlaxoSmithKline (“GSK”) sued Teva in the District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury trial was held and the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre-
or post-judgment interest or a multiplier for willfulness. Thereafter, the judge overturned the jury verdict, finding no induced infringement by Teva and that Teva did not owe any damages. On August 5, 2021, the Court of Appeals for the Federal Circuit issued a two-to-one
decision reinstating the $235.5 million verdict and finding Teva liable for patent infringement. On February 11, 2022, the Court of Appeals for the Federal Circuit denied rehearing. Teva plans to appeal this decision to the U.S. Supreme Court. While that appeal is pending, the case is remanded to the district court for proceedings on Teva’s other legal and equitable defenses that have not yet been considered by the district court. In the first quarter of 2021, Teva recognized a provision based on its offer to settle such matter.
In October 2016, Adapt and Emergent Biosciences Inc. (“EBSI”) sued Teva in the District Court for the District of New Jersey, asserting infringement of its patents expiring in 2035, as a result of Teva’s filing of its Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Narcan
®
nasal spray. In June 2020, the court issued a decision finding all of EBSI’s patents expiring in 2035, to be invalid. On February 10, 2022, the Court of Appeals for the Federal Circuit affirmed the lower court decision finding that EBSI’s patents are invalid. EBSI filed a request for rehearing by the Federal Circuit. On December 22, 2021, Teva launched its generic version of Narcan
®
nasal spray. If Teva ultimately loses the case, Teva may be ordered to cease commercial sales or donations of its generic product and/or pay damages to EBSI. Annual sales of Narcan
®
in the U.S. were approximately $434 million at the time Teva launched its generic version in December 2021.
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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan are allegedly found in the active pharmaceutical ingredient (“API”) supplied by multiple API manufacturers. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts against Teva and numerous other manufacturers. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. Teva is not named in complaints with respect to irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring class claims. Defendants’ motions to dismiss in the valsartan, losartan and irbesartan MDL were denied in part and granted in part and plaintiffs have filed amended complaints. In the ranitidine MDL, the generics manufacturers’ motions to dismiss have been granted, although certain plaintiffs have appeals pending. Teva, as well as other generic manufacturers, is also named in several state court actions asserting allegations similar to those in the ranitidine MDL and the valsartan and losartan MDL. The state court valsartan and losartan actions are pending in New Jersey and Delaware and are currently stayed. The state court ranitidine cases naming Teva are pending in California, Illinois and Pennsylvania. One ranitidine case pending in Madison County, Illinois currently has a trial date scheduled for August 2022. In addition to these MDLs, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. Defendants’ motion to dismiss the plaintiffs’ amended metformin complaint from June 2021, was granted without prejudice with respect to the consumer economic loss plaintiffs and granted in part and denied in part with respect to the end payor plaintiffs. Plaintiffs were granted leave to file a second amended complaint. In June 2021, Teva was named in one personal injury metformin case seeking monetary damages, which has been removed to federal court in Florida. Teva’s motion to dismiss the Florida plaintiff’s amended complaint was granted and the Florida plaintiff was granted leave to file a second amended complaint. Similar lawsuits are pending in Canada and Germany.
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
Teva and its subsidiaries have been named as defendants in cases that allege antitrust violations arising from such settlement agreements. The plaintiffs in these cases are usually direct and indirect purchasers of pharmaceutical products, some of whom assert claims on behalf of classes of all direct and indirect purchasers, and they typically allege that (i) Teva received something of value from the innovator in exchange for an agreement to delay generic entry, and (ii) significant savings could have been realized if there had been no settlement agreement and generic competition had commenced earlier. These plaintiffs seek various forms of injunctive and monetary relief, including damages based on the difference between the brand price and what the generic price allegedly would have been and disgorgement of profits, which are often automatically tripled under the relevant statutes, plus attorneys’ fees and costs. The alleged damages generally depend on the size of the branded market and the length of the alleged delay, and can be substantial—potentially measured in multiples of the annual brand sales—particularly where the alleged delays are lengthy or branded drugs with annual sales in the billions of dollars are involved.
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
In May 2015, Cephalon Inc., a Teva subsidiary (“Cephalon”), entered into a consent decree with the FTC (the “Modafinil Consent Decree”) under which the FTC dismissed antitrust claims against Cephalon related to certain finished modafinil products (marketed as PROVIGIL
®
) in exchange for Cephalon and Teva agreeing to, among other things, abide

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

by certain restrictions and limitations, for a period of ten years, when entering into settlement agreements to resolve patent litigation in the United States. Those restrictions and limitations were further refined in connection with the settlement of other unrelated FTC antitrust lawsuits and the term of the Modafinil Consent Decree was extended until 2029.
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil, and imposed fines totaling euro 60.5 million on Teva and Cephalon. Teva and Cephalon filed an appeal against the decision in February 2021. A provision for this matter was included in the financial statements. Teva has provided the European Commission with a bank guarantee in the amount of the imposed fines.
In August 2019, certain direct-purchaser plaintiffs filed claims in federal court in Philadelphia naming Teva and its affiliates as defendants alleging that certain patent litigation settlement agreements relating to AndroGel
®
1% (testosterone gel) violate the antitrust laws, specifically the September 2006 patent litigation settlement between Watson Pharmaceuticals, Inc. (“Watson”), from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Salvoy”), and a December 2011 settlement between Teva and AbbVie. Those claims remain pending. Annual sales of AndroGel
®
1% were approximately
$350 million at the time of the earlier Watson/Solvay settlement and approximately $140 million at the time Actavis launched its generic version of AndroGel
®
1
% in November 2015. A provision for these matters and related litigations in Georgia that have since been settled was included in the financial statements.
In December 2011, three groups of plaintiffs sued Wyeth and Teva for alleged violations of the antitrust laws in connection with their November 2005 settlement of patent litigation involving extended release venlafaxine (generic Effexor XR
®
). The cases were filed by a purported class of direct purchasers, by a purported class of indirect purchasers and by certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. In March 2020, the district court temporarily stayed discovery and referred the case to mediation, and discovery remains stayed. Annual sales of Effexor XR
®
were approximately
$2.6 billion at the time of settlement and at the time Teva launched its generic version of Effexor XR
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs sued GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal
®
) entered into in February 2005. The plaintiffs claim that the settlement agreement unlawfully delayed generic entry and seek unspecified damages. On April 9, 2021, the district court, which had previously granted an initial motion for class certification by the direct purchaser plaintiffs but was reversed on that ruling by the Third Circuit in April 2020, denied the direct purchaser plaintiffs’ renewed motion for class certification. Plaintiffs thereafter sought leave to file a supplemental expert report in an effort to show that they could still meet the class certification standard on certain of their claims, but on January 21, 2022, the district court denied that request in full, and on April 21, 2022, the court entered a schedule for additional briefing on the remaining class certification issues. Annual sales of Lamictal
®
were
approximately $950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended release niacin) sued Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005, to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. In August 2019, the district court certified the direct-purchaser class, but in June 2020, the court denied the indirect purchasers’ motion for class certification without prejudice. On September 4, 2020, the indirect purchasers filed a renewed motion for class certification, which was subsequently denied with prejudice by the district court and is now on appeal before the Court of Appeals for the Third Circuit. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, alleging violations of state law and seeking restitution and civil penalties. Annual sales of Niaspan
®
were approximately $416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Putative classes of direct-purchaser and
end-payer
plaintiffs have filed antitrust lawsuits (which have since been coordinated in federal court in Delaware) against Amgen and Teva alleging that the January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated the antitrust laws. On November 30, 2020, the district court denied Teva’s motion to dismiss in part, and on February 16, 2021, plaintiffs filed amended complaints. On March 30, 2021, Teva again moved to dismiss those claims based on plaintiffs’ failure to allege both that the settlement violated the antitrust laws and that the settlement caused any actual injury to plaintiffs. On March 11, 2022, the district court denied Teva’s motion to dismiss in part. Teva intends to request that the district court certify its rulings for review by the United States Court of Appeals for the Third Circuit. Annual sales of Sensipar
®
in the United States were approximately $1.4 billion at the time Teva launched its generic version of Sensipar
®
in December 2018, and at the time of the January 2, 2019 settlement.
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
opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on March 15, 2021, plaintiffs filed amended complaints, which Teva, Actavis, and Watson moved to dismiss. On January 24, 2022, the court dismissed plaintiffs’ amended complaints without prejudice. Plaintiffs filed amended complaints on February 22, 2022, which defendants moved to dismiss on April 19, 2022 and those motions remain pending. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
In February 2021, the State of New Mexico filed a lawsuit against Teva and certain other defendants related to various medicines used to treat HIV. Between September and December 2021, several private plaintiffs including retailers and health insurance providers filed similar claims in federal court in the Northern District of California and in the District of Minnesota. As

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

they relate to Teva, the lawsuits challenge settlement agreements Teva entered into with Gilead in 2013 and 2014 to resolve patent litigation relating to Teva’s generic versions of Viread
®
, Truvada
®
, and Atripla
®
. Plaintiffs allege that the settlements contain improper reverse payments that delayed the availability of Teva’s generic products, in violation of the federal antitrust laws and state law. Several recently filed cases are in the process of being coordinated with the existing litigation in the Northern District of California, and any effect those cases may have on the overall case schedule remains unclear. On February 16, 2022, Teva moved to dismiss the claims by certain private plaintiffs but that motion was denied. However, Teva has successfully moved to limit the potential damages period as to certain private plaintiffs. On August 5, 2021, Teva moved to dismiss the complaint brought by the State of New Mexico, and on December 20, 2021, the trial court denied Teva’s motion. The trial court certified the decision as appropriate for interlocutory appeal, but on April 8, 2022, the appellate court in New Mexico declined to accept the appeal and remanded back to the trial court. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and
Atripla
®
were approximately $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.
In August 2021, a plaintiff filed a putative class action suit in the United States District Court for the Eastern District of Pennsylvania against Takeda and several generic manufacturers, including Watson and Teva, alleging violations of the antitrust laws in connection with their settlement of patent litigation involving colchicine tablets (generic Colcrys
®
), entered into in January 2016. Plaintiff claims that the settlement was part of a horizontal conspiracy among Takeda and the generic manufacturers to unlawfully restrict output of colchicine by delaying generic entry. Defendants moved to dismiss the complaint for failure to state a claim. On December 28, 2021, the Court granted the defendants’ motion to dismiss, finding that plaintiff’s allegations were implausible, but granted plaintiff leave to amend, and on January 18, 2022, plaintiff filed its amended complaint, making substantively the same antitrust allegations as before, but with certain new allegations regarding the nature of the alleged conspiracy. On March 30, 2022, the Court granted in part and denied in part defendants’ motion to dismiss, dismissing the newly pled bilateral conspiracy claims but allowing the revised overarching conspiracy claim to proceed against all defendants. On April 8, 2022, Teva and Watson, along with their codefendant Amneal, moved the court to reconsider its partial motion-to-dismiss
denial or, in the alternative, to certify that denial for immediate appellate review. However, that motion was denied on April 25, 2022. Annual sales of Colcrys
®
in the United States were approximately $
187 million at the time of the settlement.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products. On June 10, 2020, most, but not all, of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the District of Connecticut naming, among other defendants, Actavis, but not Teva USA, in a similar complaint relating to dermatological generics products. On September 9, 2021, the states’ attorneys general amended their third complaint to, among other things, add California as a plaintiff. In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 amended complaint, referenced above, along with certain complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. Teva moved the court to reconsider that ruling. On February 9, 2021, Teva’s motion to reconsider that ruling was granted, and on May 7, 2021, the Court chose the attorneys’ general third complaint filed on June 10, 2020 and subsequently amended to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. Teva settled with the State of Mississippi for $925,000 in June 2021 and with the State of Louisiana for $1,450,000 in March 2022. Pursuant to these settlements, both states have dismissed their claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA. On December 9, 2021, the Court entered an order setting the schedule for the proceedings in the bellwether cases. The order did not include trial dates, but provides for the parties to complete briefing on motions for summary judgement in early 2024.
Beginning on March 2, 2016, and continuing through December 2020, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, pending as of that date, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, May 6, 2020 and October 8, 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaints have been filed in the actions and each of the three of the cases have been placed in deferred status. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The action is in its early stages.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) sued Teva in the District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, FWK Holdings, LLC, KPH Healthcare Servs., Inc. d/b/a Kinney Drugs, Inc., Meijer Inc., Meijer Distribution, Inc., Labor-Management Healthcare Fund, the Mayor and City Council of Baltimore, and the New York State Teamsters Council Health and Hospital Fund sued Teva in the District Court for the District of New Jersey on behalf of themselves and others similarly situated direct and indirect purchasers of COPAXONE. The complaints assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act. Plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva has moved to dismiss the complaint filed by Mylan on the grounds, among others, that none of its challenged conduct violates the law. That motion remains pending, and Teva’s deadline to answer or move to dismiss the remaining complaints is June 15, 2022.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
On July 21, 2021, it was announced that four other defendants (not including Teva) have reached a nationwide settlement, subject to certain conditions, which includes payment of up to approximately $26 billion spread over up to 18 years. During the passage of time since then, the Company has continued to negotiate the terms and conditions of a nationwide settlement. There remain many complex financial and legal issues still outstanding, including indemnification claims by Allergan against the Company, arising from the acquisition of the Actavis Generics business, which makes the timing of any outcome uncertain. In that regard, Allergan is also in settlement negotiations over various opioid matters and has asked Teva, pursuant to indemnification provisions in agreements between Teva and Allergan arising from Teva’s acquisition of the Actavis generics business, to contribute to those settlements. On December 8, 2021, Allergan reached a settlement in the New York opioids litigation. Allergan has indicated that it may seek indemnification from Teva for a significant portion of that New York settlement, and that it could initiate arbitration proceedings to resolve the dispute. Teva disputes that, under the circumstances, Teva is obligated to provide indemnification in connection with Allergan’s New York settlement.
On September 28, 2021, Teva reached an agreement with the Attorney General of Louisiana that settles the state’s opioid-related claims. The agreement was contingent that all political subdivisions of Louisiana will formally release Teva as part of the settlement, which Teva was advised has occurred by the Attorney General of Louisiana. Under the terms of the settlement, Teva will pay Louisiana $15 million over an
18-year
period and will provide buprenorphine naloxone (sublingual tablets) valued at $3 million (wholesale acquisition cost).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On February 4, 2022, the Company reached an agreement with the Attorney General of the State of Texas that settles Texas’ and its subdivisions opioid-related claims. On March 10, 2022, Texas confirmed that at least 96% of the population of subdivisions will formally release Teva as part of the settlement. Under the terms of the settlement, Teva will pay Texas $150 million over a
15-year
time period and will provide its recently launched, lifesaving medicine generic Narcan
®
(naloxone hydrochloride nasal spray), valued at $75 million (wholesale acquisition cost) over
10
years.
On March 21, 2022, Teva reached an agreement with the Attorney General of Rhode Island that settles Rhode Island’s and its subdivisions’ opioid-related claims. Under the terms of the settlement, Teva will pay Rhode Island $21 million over 13 years, in addition to attorneys’ fees and costs, and will provide generic Narcan
®
(naloxone hydrochloride nasal spray) and a significant amount of buprenorphine naloxone sublingual tablets known by the brand name Suboxone
®
, together valued at $78.5 million (wholesale acquisition cost) over
10
years.
On March 30, 2022, Teva reached an agreement with the Attorney General of Florida that settles Florida’s and its subdivisions’ opioid-related claims. Under the terms of the settlement, Teva will pay Florida $177 million over
15-years
,
in addition to attorneys’ fees
 and costs
, and will provide generic Narcan
®
(naloxone hydrochloride nasal spray) valued at $84 million (wholesale acquisition cost) over
10
years.
As a result of the settlements with Texas, Florida, Louisiana and Rhode Island, recent decisions in California, Oklahoma and New York, as well as continued nationwide settlement negotiation with state Attorneys General and plaintiffs, the Company has reconsidered the potential settlement outcome and revised its provision. The revised provision is a reasonable estimate of the ultimate costs if a nationwide settlement is finalized, after discounting payments to states to their net present value. However, if not finalized for the entirety of the remaining cases, a reasonable upper end of a range of loss cannot be determined. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
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
In addition, several jurisdictions and consumers in Canada have initiated litigation regarding opioids alleging similar claims as those in the United States. The cases in Canada are in their early stages.
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff in that action filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. The amended complaint seeks unspecified damages, legal fees, interest, and costs. In July 2017, August 2017, and June 2019, other putative securities class actions were filed in other federal courts based on similar allegations, and those cases have been transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors seeking unspecified compensatory damages, legal fees, costs and expenses. The similar claims in these complaints have been brought on behalf of plaintiffs, in various forums across the country, who have indicated that they intend to
“opt-out”
of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. Pursuant to that consolidation order,

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

plaintiffs in several of the
“opt-out”
cases filed amended complaints on May 28, 2020. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. Those
“opt-out”
plaintiffs moved for reconsideration, which was denied on March 30, 2021. On May 24, 2021, Teva moved to dismiss a majority of the
“opt-out”
complaints on various other grounds. Those motions are still pending. The Ontario Teachers Securities Litigation plaintiffs’ Motion for Class Certification and Appointment of Class Representatives and Class Counsel was granted on March 9, 2021, to which Teva’s appeal was denied. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which was preliminarily approved by the court on January 27, 2022. Pursuant to an agreement between the Company and its insurance carriers, the insurance carriers provided the vast majority of the total settlement amount, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. A number of
“opt-out”
complaints still remain outstanding, and motions to approve securities class actions were also filed in the Tel Aviv District Court in Israel with similar allegations to those made in the Ontario Teachers Securities Litigation.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers alleging, among other things, violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended and SEC Rule
10b-5.
The complaint, purportedly filed on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020, alleges that Teva and certain of its former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the above referenced August 2020 False Claims Act complaint filed by the DOJ. On March 26, 2021, the Court appointed lead plaintiff and lead counsel. On May 25, 2021, lead plaintiff filed an amended class action complaint, which named four additional former and current officers as defendants. On August 10, 2021, lead plaintiff moved to strike certain allegations from its amended complaint and to file a corrected amended complaint, which the court granted that same day. The corrected amended complaint seeks unspecified damages and legal fees. On August 23, 2021, Teva and the individual defendants moved to dismiss the corrected amended complaint. On March 25, 2022, the court (i) held that the corrected amended complaint failed to plead that certain public statements regarding Teva’s compliance with law were misleading, (ii) held that two alleged partial corrective disclosures did not establish loss causation and cannot serve as the basis for plaintiff’s claimed loss, and (iii) dismissed all claims against one of the individual defendants. The court otherwise denied the motion to dismiss with respect to Teva and the remaining individual defendants. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
Motions to approve derivative actions seeking monetary damages against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness. Motions for document disclosure prior to initiating derivative actions were filed with respect to several U.S. and EU settlement agreements, opioids, the U.S. price-fixing investigations and allegations related to the DOJ’s complaint regarding Copaxone patient assistance program in the U.S.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
NOTE 11 – Income taxes:
In the first quarter of 2022, Teva recognized a tax
expense
of $2 million, on
pre-tax
loss

of $971 million. In the first quarter of 2021, Teva recognized a tax expense of $62 million, on pre-tax
income of $144 million.
Teva’s tax rate for the first quarter of 2022 was mainly affected by legal settlement charges
, adjustments to valuation allowances on deferred tax assets and interest expense disallowances.
The statutory Israeli corporate tax rate is 23% in 2022.
Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, interest expense disallowances, tax benefits in Israel and other countries, as well as infrequent or non-recurring
items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is scheduled to begin in July 2022. A final and binding decision against Teva in this case may lead to an impairment of $138 million.
The Israeli tax authorities issued tax assessment decrees for 2008-2012 and 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2012 and 2013-2016 decrees before the Central District Court in Israel.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In October 2021, the Central District Court in Israel held in favor of the Israeli tax authorities with respect to 2008-2011 decrees. The case with respect to 2012-2016 remains pending with similar legal claims. The October 2021 Central District Court decision found that Teva has a tax liability to the Israeli government for 2008-2011 of approximately $350 million, of which a portion will be paid in cash during 2022 and 2023, and the remaining portion will be offset by carried forward losses that Teva would otherwise be entitled to. Teva appealed the decision to the Israeli Supreme Court and expects the appeal hearings to start in the second half of 2022.
The Company believes it has adequately provided for all of its uncertain tax positions, including those items currently under dispute, however, adverse results could be material.
NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended
	March 31,
	2022	2021
	(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$16	$48
Contingent consideration	33	3
Restructuring	57	81
Other	21	4

Total	$128	$137

(1)	Including impairments related to exit and disposal activities .
Impairments
Impairments of tangible assets for the three months ended March 31, 2022 and 2021 were $16 million and $48 million, respectively. The impairment for the three months ended March 31, 2022 was mainly related to certain assets in North America. The impairment for the three months ended March 31, 2021 was mainly related to certain assets in Europe.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities.
Contingent consideration
In the three months ended March 31, 2022, Teva recorded an expense of $33 million for contingent consideration, compared to an expense of $3 million in the three months ended March 31, 2021. The expense in the first three months of 2022 was mainly related to a change in the estimated future royalty payments in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition.
Restructuring
In the three months ended March 31, 2022, Teva recorded $57 million of restructuring expenses, compared to $81 million of restructuring expenses in the three months ended March 31, 2021. The expenses for the three months ended March 31, 2022 and March 31, 2021 were primarily related to network consolidation activities and residual expenses of the restructuring plan announced in 2017.
The following tables provide the components of restructuring costs:

	Three months ended March 31,
	2022	2021
	(U.S. $ in millions)
Restructuring
Employee termination	$52	$79
Other	5	2

Total	$57	$81

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2022	$(131)	$(7)	$(138)
Provision	(52)	(5)	(57)
Utilization and other*	59	6	65

Balance as of March 31, 2022	$(124)	$(6)	$(130)

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2021	$(115)	$(7)	$(122)
Provision	(79)	(2)	(81)
Utilization and other*	33	2	35

Balance as of March 31, 2021	$(161)	$(7)	$(168)

*	Includes adjustments for foreign currency translation.
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
In the second quarter of 2020, Teva’s operations in its manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. During the second half of 2020, Teva completed partial remediation of this issue and restarted limited supply from its Goa facilities. The site experienced some additional delays in the first quarter of 2021 due to labor related issues, but the situation stabilized during the second quarter of 2021. The water supply remediation is expected to be completed during the second quarter of 2022, and in the meantime the site is operating under an interim water solution without any material impact expected on compliance and supply capacity. The impact to Teva’s financial results for the three months ended March 31, 2022 was immaterial.
In June 2021, the Company temporarily paused manufacturing at its Irvine, California facility in the United States, and suspended release of product from the facility pending completion of an open manufacturing investigation. In July 2021, the FDA initiated an establishment inspection at the facility. On August 18, 2021, the Company issued field alert reports to the FDA for products manufactured at the Irvine facility and put Irvine manufactured products in Teva’s distribution center on hold. On August 20, 2021, the FDA completed its inspection and issued a Form
FDA-483
to the Irvine facility with ten observations and, on December 17, 2021, the FDA notified the Company that the inspection classification of this site is “official action indicated” (“OAI”). Teva began working diligently to address the FDA’s

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

concerns in a manner consistent with current good manufacturing practice (“CGMP”) requirements, and was in discussions with the FDA Drug Shortage Staff (DSS) and FDA Office of Manufacturing Quality (OMQ) to recommence distribution, release and manufacture of certain medically necessary products from the site under defined controls and protocols.
On March 22, 2022, the Company announced its decision to permanently cease all manufacturing activities and to close the site, and to transfer certain products to other facilities. Teva will remain in contact with the FDA regarding the status of the Irvine, California site to ensure that the Company continues to comply with all relevant CGMP requirements, particularly those involved with product transfers to other sites within the Teva network.
If Teva is unable to address FDA inspection issues satisfactorily, it could be subject to additional regulatory actions. Teva has considered these developments and, as of March 31, 2022, recorded $54 million costs in its financial statements related to this matter. Teva will continue to assess potential financial implications, including loss of revenues, impairments, inventory write offs, customer penalties, costs of additional remediation and/or FDA enforcement actions.

NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested restricted share units (“RSUs”) and performance share units (“PSUs”) during the period, net of treasury shares.
In computing diluted loss per share for the three months ended March 31, 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
In computing diluted earnings per share for the three months ended March 31, 2021, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans
. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
The weighted average diluted shares outstanding used for the fully diluted share calculations
for
both
the
three months ended March 31, 2022 and 2021 were 1,107 million shares.
Basic and diluted
los
s
per share
was
$0.86 for the three months ended March 31, 2022, compared to basic and diluted earnings per share of $0.07 for the three months ended March 31, 2021.

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2021, net of taxes	$(2,274)	$(324)	$(85)	$(2,683)

Other comprehensive income (loss) before reclassifications	(4)	—	—	(4)
Amounts reclassified to the statements of income	—	7		7

Net other comprehensive income (loss) before tax	(4)	7	—	3

Corresponding income tax	(7)	—	—	(7)

Net other comprehensive income (loss) after tax*	(11)	7	—	(4)

Balance as of March 31, 2022, net of taxes	$(2,285)	$(317)	$(85)	$(2,687)

*	Amounts do not include a $53 million loss from foreign currency translation adjustments attributable to non-controlling interests.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2020, net of taxes	$(1,919)	$(363)	$(117)	$(2,399)

Other comprehensive income (loss) before reclassifications	(174)		—	(174)
Amounts reclassified to the statements of income	—	9	—	9

Net other comprehensive income (loss) before tax	(174)	9	—	(165)

Corresponding income tax	33	(2)	—	31

Net other comprehensive income (loss) after tax*	(141)	7	—	(134)

Balance as of March 31, 2021, net of taxes	$(2,060)	$(356)	$(117)	$(2,534)

*	Amounts do not include a $67 million loss from foreign currency translation adjustments attributable to non-controlling interests.
NOTE 15 – Segments:
Teva operates its business and reports its financial results in three segments:

(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries other than those in the North America and Europe segments.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

a. Segment information:

	Three months ended March 31,
	2022
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,737	$1,156	$492
Gross profit	890	694	286
R&D expenses	143	58	20
S&M expenses	245	196	97
G&A expenses	112	59	29
Other income	(11)	§	(40)

Segment profit	$402	$381	$179

§ Represents an amount less than $0.5 million.

	Three months ended March 31,
	2021
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,989	$1,214	$490
Gross profit	1,074	688	260
R&D expenses	160	66	18
S&M expenses	229	214	96
G&A expenses	111	70	26
Other income	(3)	§	(2)

Segment profit	$577	$338	$122

§ Represents an amount less than $0.5 million.

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
	(U.S. $ in millions)
North America profit	$402	$577
Europe profit	381	338
International Markets profit	179	122

Total reportable segments profit	962	1,036
Profit of other activities	52	41

Total segments profit	1,013	1,077
Amounts not allocated to segments:
Amortization	200	242

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Other assets impairments, restructuring and other items	128	137
Intangible asset s impairments	149	79
Legal settlements and loss contingencies	1,124	104
Other unallocated amounts	127	82

Consolidated operating income (loss)	(713)	434

Financial expenses, net	258	290

Consolidated income (loss) before income taxes	$(971)	$144

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three months ended March 31, 2022 and 2021:

North America	Three months ended March 31,
	2022	2021
	(U.S. $ in millions)
Generic products	$899	$1,053
AJOVY	36	31
AUSTEDO	154	146
BENDEKA ® /TREANDA ®	82	91
COPAXONE	86	164
Anda	342	289
Other	139	215

Total	$1,737	$1,989

Europe	Three months ended March 31,
	2022	2021
	(U.S. $ in millions)
Generic products	$876	$865
AJOVY	30	16
COPAXONE	72	100
Respiratory products	71	93
Other	107	140

Total	$1,156	$1,214

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

International markets	Three months ended March 31,
	2022	2021
	(U.S. $ in millions)
Generic products	$388	$392
AJOVY	6	1
COPAXONE	10	12
Other	88	85

Total	$492	$490

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are classified in the tables below in one of the three categories of fair value levels:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$276	$—	$—	$276
Cash, deposits and other	1,899	—	—	1,899
Investment in securities:
Equity securities	16	—	—	16
Other	6	—	1	7
Restricted cash	75	—	—	75
Derivatives:
Asset derivatives—options and forward contracts	—	56	—	56
Liability derivatives:
Options and forward contracts	—	(31)	—	(31)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(197)	(197)

Total	$2,272	$25	$(196)	$2,101

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:

Money markets	$220	$—	$—	$220
Cash, deposits and other	1,945	—	—	1,945
Investment in securities:
Equity securities	18	—	—	18
Other	6	—	1	7
Restricted cash	33	—	—	33
Derivatives:
Asset derivatives—options and forward contracts	—	30	—	30
Liability derivatives:
Options and forward contracts	—	(23)	—	(23)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(176)	(176)

Total	$2,222	$7	$(175)	$2,054

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Teva determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor of 100% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied ranged from 7.3% to 10.7%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 7.7%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Three months ended March 31, 2022	Three months ended March 31, 2021
	(U.S. $ in millions)
Fair value at the beginning of the period	$(175)	(258)
Redemption of debt securities	—	(9)
Bifurcated embedded derivatives	§	—
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(31)	(3)
Eagle transaction	(2)	—
Settlement of contingent consideration:
Eagle transaction	23	25
Additional contingent consideration resulting from Novetide acquisition*	(11)	—

Fair value at the end of the period	$(196)	$(245)

§	Represents an amount less than $0.5 million.
*
In January 2022, Teva acquired 100% ownership of Novetide Ltd. (“Novetide”), which was previously accounted for as “investment in associated companies”. This transaction was accounted for as a business combination. Total consideration for the transaction included cash and certain contingent royalty payments through 2034. As part of the transaction, Teva recognized a gain under “Share in (profits) losses of associated companies, net”, reflecting the difference between the book value of its investment in Novetide and its fair value as of the date Teva completed its acquisition.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	March 31,	December 31,
	2022	2021
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$19,858	$21,477
Senior notes and convertible senior debentures included under short-term debt	2,067	1,426

Total	$21,925	$22,903

*	The fair value was estimated based on quoted market prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During the first quarter of 2022, we have not experienced material delays in the production and distribution of medicines. The
COVID-19
pandemic has had an effect on our suppliers, which led to minimal delays in our materials supply. However, the supply chain supporting our key products – specialty, generics and API – remains largely uninterrupted, with adequate product inventory across our network and redundancy plans in place to address potential shortfalls, if any. Our facilities that research, manufacture, order, pack, distribute and provide critical customer and patient services remain largely uninterrupted as well, and are currently functioning to meet demand for essential medicines for patients throughout the world.
During the first quarter of 2022, we have experienced delays in clinical trials due to slow-downs of recruitment for studies and suspended regulatory inspections, raw material supply issues, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. We may experience further delays if the pandemic continues for an extended period of time.
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
Highlights
Significant highlights in the first quarter of 2022 included:

•
Revenues in the first quarter of 2022 were $3,661 million, a decrease of 8%, or 5% in local currency terms, compared to the first quarter of 2021. This decrease was mainly due to lower revenues in our North America segment primarily related to generic products and COPAXONE, partially offset by higher revenues from Anda and generic products in our Europe segment.

•
Our North America segment generated revenues of $1,737 million and profit of $402 million in the first quarter of 2022. Revenues decreased by 13% compared to the first quarter of 2021. Profit decreased by 30% compared to the first quarter of 2021.

•
Our Europe segment generated revenues of $1,156 million and profit of $381 million in the first quarter of 2022. Revenues decreased by 5% compared to the first quarter of 2021. In local currency terms, revenues increased by 3%. Profit increased by 13% compared to the first quarter of 2021.

•
Our International Markets segment generated revenues of $492 million and profit of $179 million in the first quarter of 2022. Revenues were flat in U.S. dollars, but increased by 8% in local currency terms, compared to the first quarter of 2021. Profit increased by 47% compared to the first quarter of 2021.

•
Our revenues from other activities in the first quarter of 2022 were $275 million, a decrease of 5% compared to the first quarter of 2021. In local currency terms, revenues were flat compared to the first quarter of 2021.

•	Impairments of identifiable intangible assets were $149 million in the first quarter of 2022, compared to $79 million in the first quarter of 2021. See note 5 to our consolidated financial statements.

•
We recorded expenses of $128 million for other asset impairments, restructuring and other items in the first quarter of 2022, compared to expenses of $137 million in the first quarter of 2021. See note 12 to our consolidated financial statements.

•
Legal settlements and loss contingencies expenses were $1,124 million in the first quarter of 2022, compared to $104 million in the first quarter of 2021. See note 9 to our consolidated financial statements.

•	Operating loss was $713 million in the first quarter of 2022, compared to an operating income of $434 million in the first quarter of 2021.

•	Financial expenses were $258 million in the first quarter of 2022, compared to $290 million in the first quarter of 2021.

•
In the first quarter of 2022, we recognized a tax expense of $2 million, on pre-tax
loss of $971 million. In the first quarter of 2021, we recognized a tax expense of $62 million, on pre-tax
income of $144 million. See note 11 to our consolidated financial statements.

•	As of March 31, 2022, our debt was $22,917 million, compared to $23,043 million as of December 31, 2021. This decrease was mainly due to exchange rate fluctuations.

•
Cash flow used in operating activities during the first quarter of 2022 was $49 million, compared to $405 million in the first quarter of 2021. The lower cash flow used in operating activities in the first quarter of 2022 was mainly due to changes in working capital items resulting from a decrease in accounts receivables net of SR&A in connection with the decrease in revenues.

•
During the first quarter of 2022, we generated free cash flow of $117 million, which we define as comprising: $49 million in cash flow used in operating activities, $305 million in beneficial interest collected in exchange for securitized accounts receivables and $25 million in proceeds from divestitures of businesses and other assets, partially offset by $157 million in cash used for capital investment and $7 million in cash used for acquisition of businesses, net of cash acquired. During the first quarter of 2021, we generated free cash flow of $59 million.

Results of Operations
Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022		2021
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,737	100%	$1,989	100%
Gross profit	890	51.2%	1,074	54.0%
R&D expenses	143	8.2%	160	8.0%
S&M expenses	245	14.1%	229	11.5%
G&A expenses	112	6.4%	111	5.6%
Other income	(11)	(0.7%)	(3)	§

Segment profit*	$402	23.1%	$577	29.0%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the first quarter of 2022 were $1,737 million, a decrease of $251 million, or 13%, compared to the first quarter of 2021, mainly due to a decrease in revenues from generic products and COPAXONE, partially offset by higher revenues from Anda.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Percentage Change
	2022	2021	2022-2021
	(U.S. $ in millions)
Generic products	$899	$1,053	(15%)
AJOVY	36	31	16%
AUSTEDO	154	146	6%
BENDEKA/TREANDA	82	91	(10%)
COPAXONE	86	164	(48%)
Anda	342	289	18%
Other	139	215	(35%)

Total	$1,737	$1,989	(13%)

Generic products
revenues in our North America segment (including biosimilars) in the first quarter of 2022 were $899 million, a decrease of 15% compared to the first quarter of 2021, mainly due to increased competition on key products and lower volumes, partially offset by higher revenues from lenalidomide capsules (the generic version of Revlimid
®
) and Truxima
®
.
Among the most significant generic products we sold in North America in the first quarter of 2022 were Truxima
®
(the biosimilar to Rituxan
®
), lenalidomide capsules (the generic version of Revlimid
®
), epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
) and albuterol sulfate inhalation aerosol (our ProAir
®
authorized generic).

In the first quarter of 2022, our total prescriptions were approximately 302 million (based on trailing twelve months), representing 8.2% of total U.S. generic prescriptions according to IQVIA data.
On March 7, 2022 we announced the launch of the first generic version of Revlimid
®
 (lenalidomide capsules), in 5mg, 10mg, 15mg, and 25mg strengths, in the United States. These lenalidomide capsules are a prescription medicine used in adults for the treatment of (i) multiple myeloma in combination with the medicine dexamethasone, (ii) certain myelodysplastic syndromes, and (iii) mantle cell lymphoma following specific prior treatment.
AJOVY
revenues in our North America segment in the first quarter of 2022 increased by 16% to $36 million, compared to the first quarter of 2021, mainly due to growth in volume. In the first quarter of 2022, AJOVY’s exit market share in the United Stated in terms of total number of prescriptions was 23.9% compared to 20.7% in the first quarter of 2021.
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
AJOVY is protected by patents expiring in 2026 in Europe and in 2027 in the United States. Applications for patent term extensions have been submitted in various markets around the world, and certain extensions in Europe and other countries have already been granted until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States and 10 years from marketing approval in Europe. We filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court was stayed pending resolution of the IPR petitions. On February 18, 2020, the PTAB issued decisions on the first six IPRs, finding the six composition of matter patents invalid as being obvious. On March 31, 2020, the PTAB issued a decision upholding the three method of treatment patents. On August 16, 2021, the Court of Appeals for the Federal Circuit affirmed all of the PTAB’s decisions. The litigation is proceeding as to the three method of treatment patents and trial is expected in October 2022. We also filed another suit against Lilly on June 8, 2021, asserting two patents recently granted to Teva, related to the treatment of refractory migraine. Lilly responded to the complaint with a motion to dismiss, which Teva opposed. On March 15, 2022, the U.S. District Court for the District of Massachusetts denied Lilly’s motion to dismiss and on March 23, 2022, Lilly submitted IPR petitions challenging the patentability of the two refractory migraine patents. On April 11, 2022, Lilly submitted another IPR petition challenging the patentability of a patent related to the two refractory migraine patents. In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
AUSTEDO
revenues in our North America segment in the first quarter of 2022 increased by 6%, to $154 million, compared to $146 million in the first quarter of 2021, mainly due to growth in volume.
AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in adults.
AUSTEDO is protected in the United States by seven Orange Book patents expiring between 2031 and 2038 and in Europe by two patents expiring in 2029. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1, 2021, we filed a complaint against Aurobindo, asserting six of the Orange Book patents, and a separate complaint against Lupin, asserting four of the Orange Book patents. The suits were filed in the U.S. District Court for the District of New Jersey. The seventh patent was issued in November 2021, and listed in the Orange Book in December 2021. In addition, Apotex filed a petition for IPR by the PTAB of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. On April 29, 2022, we reached an agreement with Lupin to resolve the abovementioned dispute over Lupin’s ANDA for a generic deutetrabenazine product. Under the terms of the settlement agreement, the litigation between the parties in the U.S. District Court for the District of New Jersey will be ended, and Lupin will have a license to sell its generic product beginning April 2033, or earlier under certain circumstances. The litigation against Aurobindo remains pending.
BENDEKA
and
TREANDA
combined revenues in our North America segment in the first quarter of 2022 decreased by 10% to $82 million, compared to the first quarter of 2021, mainly due to the availability of alternative therapies and continued competition from Belrapzo
®
(a
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
There are 16 patents listed in the U.S. Orange Book for BENDEKA with expiry dates in 2026 and 2031. In September 2019, a patent infringement action against four of six ANDA filers for generic versions of BENDEKA was tried in the U.S. District Court for the District of Delaware. On April 27, 2020, the district court upheld the validity of all of the asserted patents and found that all four ANDA filers infringe at least one of the patents. Three of the four ANDA filers appealed the district court decision. Teva settled with one of the three ANDA filers, and on August 13, 2021, the Federal Circuit issued a Rule 36 affirmance of the district court decision with respect to the other two filers. On December 14, 2021, Apotex filed a Petition for a Writ of Certiorari with the U.S. Supreme Court, which was denied. Litigation against the fifth ANDA filer was dismissed after the withdrawal of its patent challenge, and the case against a sixth ANDA filer was also settled. Recent suits against two filers of 505(b)(2) NDAs referencing BENDEKA are also in the initial stages of litigation.
Additionally, in July 2018, Teva and Eagle filed suit against Hospira, Inc. (“Hospira”) related to its 505(b)(2) NDA referencing BENDEKA in the U.S. District Court for the District of Delaware. On December 16, 2019, the district court dismissed the case against Hospira on all but one of the asserted patents, which expires in 2031. On April 18, 2022, Teva and Eagle settled this matter, allowing Hospira to launch its product on January 17, 2028 or earlier under certain circumstances.
In addition to the settlement with Eagle regarding its bendamustine 505(b)(2) NDA, between 2015 and 2020, we reached final settlements with 22 ANDA filers for generic versions of the lyophilized form of TREANDA and one 505(b)(2) NDA filer for a generic version of the liquid form of TREANDA, providing for the launch of generic versions of TREANDA prior to patent expiration.
COPAXONE
revenues in our North America segment in the first quarter of 2022 decreased by 48% to $86 million, compared to the first quarter of 2021, mainly due to generic competition in the United States and a decrease in glatiramer acetate market share due to availability of alternative therapies.
The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
.
Anda
revenues in our North America segment in the first quarter of 2022 increased by 18% to $342 million, compared to $289 million in the first quarter of 2021, mainly due to higher demand for COVID-related products. Anda, our distribution business in the United States, distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, competitive pricing and offering next day delivery throughout the United States.

Product Launches and Pipeline
In the first quarter of 2022, we launched the generic version of the following branded products in North America:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales (U.S. $ in millions (IQVIA)) *
Fluticasone Propionate and Salmeterol Inhalation Powder, USP	Advair Diskus ®	March	$2,940
Lenalidomide Capsules, 5, 10, 15, & 25 mg	Revlimid ® capsules	March	$2,143
Diclofenac Potassium Capsules	Zipsor ® Liquid Filled Capsules	March	$20

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
Our generic products pipeline in the United States includes, as of March 31, 2022, 189 product applications awaiting FDA approval, including 67 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended December 31, 2021 of approximately $111 billion, according to IQVIA. Approximately 71% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 72 of these products, or 100 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $81 billion in U.S. brand sales for the twelve months ended December 31, 2021, according to IQVIA.
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
In the first quarter of 2022, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales (U.S. $ in millions (IQVIA)) *
Midostaurin Capsules, 25 mg	Rydapt ®	$88
Riociguat Tablets	Adempas ®	$12
Gefitinib Tablets, 250 mg	Iressa ®	$6

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

For information regarding our specialty and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America Gross Profit
Gross profit from our North America segment in the first quarter of 2022 was $890 million, a decrease of 17%, compared to $1,074 million in the first quarter of 2021. This decrease was mainly due to lower gross profit from generic products and lower gross profit from COPAXONE.
Gross profit margin for our North America segment in the first quarter of 2022 decreased to 51.2%, compared to 54.0% in the first quarter of 2021. This decrease was mainly due to a change in the mix of generic products and COPAXONE.
North America R&D Expenses
R&D expenses relating to our North America segment in the first quarter of 2022 were $143 million, a decrease of 11%, compared to $160 million in the first quarter of 2021.
For a description of our R&D expenses in the first quarter of 2022, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America S&M Expenses
S&M expenses relating to our North America segment in the first quarter of 2022 were $245 million, an increase of 7%, compared to $229 million in the first quarter of 2021. This increase was mainly due to direct to consumer promotional expenses related to AUSTEDO.
North America G&A Expenses
G&A expenses relating to our North America segment in the first quarter of 2022 were $112 million, flat compared to the first quarter of 2021.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our North America segment in the first quarter of 2022 was $402 million, a decrease of 30% compared to $577 million in the first quarter of 2021, mainly due to lower revenues, as discussed above.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022				2021
	(U.S. $ in millions / % of Segment Revenues)
Revenues		$1,156		100%		$1,214		100%
Gross profit		694		60.0%		688		56.6%
R&D expenses		58		5.0%		66		5.4%
S&M expenses		196		17.0%		214		17.7%
G&A expenses		59		5.1%		70		5.8%
Other income	§		§		§		§

Segment profit*		$381		32.9%		$338		27.8%

* Segment profit does not include amortization and certain other items. § Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues
Our Europe segment includes the European Union, the United Kingdom and certain other European countries. Revenues from our Europe segment in the first quarter of 2022 were $1,156 million, a decrease of 5%, or $58 million, compared to the first quarter of 2021. In local currency terms, revenues increased by 3%.
In the first quarter of 2021, our lower revenues were impacted by the implications of the
COVID-19
pandemic. In the first quarter of 2022, our higher revenues were attributed to higher demand for generic and OTC products resulting mainly from the removal of restrictions related to doctor and hospital visits by patients that were previously implemented in response to the
COVID-19
pandemic, as well as higher sales of cough and cold products.
In the first quarter of 2022, revenues were negatively impacted by exchange rate fluctuations of $67 million, net of hedging effects.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Percentage Change
	2022	2021	2022-2021
	(U.S. $ in millions)
Generic products	$876	$865	1%
AJOVY	30	16	94%
COPAXONE	72	100	(29%)
Respiratory products	71	93	(24%)
Other	107	140	(24%)

Total	$1,156	$1,214	(5%)

Generic products
revenues in our Europe segment in the first quarter of 2022, including OTC products, increased by 1% to $876 million, compared to the first quarter of 2021. In local currency terms, revenues increased by 8%, mainly due to higher demand for generic and OTC products, resulting mainly from the removal of restrictions related to doctor and hospital visits by patients that were previously implemented in response to the
COVID-19
pandemic, as well as higher sales of cough and cold products.
AJOVY
revenues in our Europe segment in the first quarter of 2022 increased to $30 million, compared to $16 million in the first quarter of 2021, mainly due to growth in European countries in which AJOVY had previously been launched, as well as launches and reimbursements in additional European countries.
For information about AJOVY patent protection, see “—North America Revenues—Revenues by Major Product” above.
COPAXONE
revenues in our Europe segment in the first quarter of 2022 decreased by 29% to $72 million, compared to the first quarter of 2021. In local currency terms, revenues decreased by 24%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products.
One European patent protecting COPAXONE 40 mg/mL was found invalid by the Board of Appeal of the European Patent Office in September 2020. Two additional patents expiring in 2030 were found invalid at the European Patent Office in December 2021. In certain countries, Teva remains in litigation against generic companies on an additional COPAXONE 40 mg/mL patent that expires in 2030.
Respiratory products
revenues in our Europe segment in the first quarter of 2022 decreased by 24% to $71 million compared to the first quarter of 2021. In local currency terms, revenues decreased by 19%, mainly due to price reductions.
Product Launches and Pipeline
As of March 31, 2022, our generic products pipeline in Europe included 185 generic approvals relating to 33 compounds in 75 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,241 marketing authorization applications are pending approval in 37 European countries, relating to 132 compounds in 266 formulations. Two applications are pending with the EMA with one application relating to three strengths in 30 markets.

For information regarding our specialty and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe Gross Profit
Gross profit from our Europe segment in the first quarter of 2022 was $694 million, an increase of 1% compared to $688 million in the first quarter of 2021.
Gross profit margin for our Europe segment in the first quarter of 2022 increased to 60.0%, compared to 56.6% in the first quarter of 2021. This increase was mainly due to lower cost of goods sold, mainly driven by our network consolidation activities, as well as a decrease in write-offs.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the first quarter of 2022 were $58 million, a decrease of 12% compared to $66 million in the first quarter of 2021.
For a description of our R&D expenses in the first quarter of 2022, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the first quarter of 2022 were $196 million, a decrease of 8% compared to $214 million in the first quarter of 2021. This decrease was mainly due to exchange rate fluctuations, as well as lower marketing costs in the first quarter of 2022.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the first quarter of 2022 were $59 million, a decrease of 15% compared to $70 million in the first quarter of 2021.
Europe Profit
Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the first quarter of 2022 was $381 million, an increase of 13%, compared to $338 million in the first quarter of 2021. This increase was mainly due to higher gross profit and reduced expenses, as discussed above.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022		2021
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$492	100%	$490		100%
Gross profit	286	58.1%	260		53.0%
R&D expenses	20	4.0%	18		3.6%
S&M expenses	97	19.8%	96		19.6%
G&A expenses	29	5.9%	26		5.3%
Other income	(40)	(8.1%)	(2)	§

Segment profit*	$179	36.4%	$122		24.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

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
In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form
10-Q,
sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results. We have no manufacturing or R&D facilities in these markets. During the first quarter of 2022, the impact of this conflict on our International Markets segment results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, we enter into hedges to hedge our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. In the first quarter of 2022, prior to escalation of the conflict, we took measures to reduce our operational cash balances in Russia and Ukraine and we are monitoring the solvency of our customers in Russia and Ukraine and taking measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.
On February 1, 2021, we completed the sale of the majority of the generic and operational assets of our business venture in Japan.
Revenues from our International Markets segment in the first quarter of 2022 were $492 million, flat compared to the first quarter of 2021. In local currency terms, revenues increased by 8% compared to the first quarter of 2021, mainly due to higher revenues in certain markets, partially offset by lower revenues in Japan resulting from the divestment mentioned above, as well as regulatory price reductions and generic competition to off-patented
products. Revenues continued to be affected by the ongoing impact of the
COVID-19
pandemic on markets and on customer stocking and purchasing patterns.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Percentage Change
	2022	2021	2022-2021
	(U.S. $ in millions)
Generic products	$388	$392	(1%)
AJOVY	6	1	315%
COPAXONE	10	12	(11%)
Other	88	85	4%

Total	$492	$490	§

§	Represents an amount less than 0.5%.
Generic products
revenues in our International Markets segment in the first quarter of 2022, which include OTC products, decreased by 1% in U.S. dollars. In local currency terms, revenues increased by 9% to $388 million, compared to the first quarter of 2021. This increase was mainly due to higher revenues in certain markets, partially offset by lower sales in Japan resulting from the divestment mentioned above, as well as regulatory price reductions and generic competition to off-patented
products in Japan.

AJOVY
was launched in certain markets in our International Markets segment, including in Japan in August 2021. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in the first quarter of 2022 were $6 million, compared to $1 million in the first quarter of 2021.
COPAXONE
revenues in our International Markets segment in the first quarter of 2022 were $10 million compared to $12 million in the first quarter of 2021.
AUSTEDO
was launched in early 2021 in China for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia, and was also launched in Israel during 2021. In October 2021, we received marketing approval for both indications in Brazil. We continue with additional submissions in various other markets.
International Markets Gross Profit
Gross profit from our International Markets segment in the first quarter of 2022 was $286 million, an increase of 10% compared to $260 million in the first quarter of 2021.
Gross profit margin for our International Markets segment in the first quarter of 2022 increased to 58.1%, compared to 53.0% in the first quarter of 2021. This increase was mainly due to a change in product portfolio mix, price increases largely as a result of rising costs due to inflationary pressure and a positive impact from hedging activity, partially offset by regulatory price reductions and generic competition to off-patented
products in Japan.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the first quarter of 2022 were $20 million, an increase of 12% compared to $18 million in the first quarter of 2021.
For a description of our R&D expenses in the first quarter of 2022, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the first quarter of 2022 were $97 million, an increase of 1% compared to $96 million the first quarter of 2021.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the first quarter of 2022 were $29 million, an increase of 13% compared to $26 million in the first quarter of 2021.
International Markets Other Income
Other income relating to our International Markets segment in the first quarter of 2022 was $40 million, compared to $2 million in the first quarter of 2021. Other income in the first quarter of 2022 was mainly the result of settlement proceeds.
International Markets Profit
Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in the first quarter of 2022 was $179 million, an increase of 47%, compared to $122 million in the first quarter of 2021. This increase was mainly due to higher gross profit as well as other income, as mentioned above.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in the first quarter of 2022 were $275 million, a decrease of 5% compared to the first quarter of 2021. In local currency terms, revenues were flat.

API sales to third parties in the first quarter of 2022 were $181 million, an increase of 2% in both U.S. dollars and local currency terms compared to the first quarter of 2021.
Teva Consolidated Results
Revenues
Revenues in the first quarter of 2022 were $3,661 million, a decrease of 8%, or 5% in local currency terms, compared to the first quarter of 2021. This decrease was mainly due to lower revenues in our North America segment primarily related to generic products and COPAXONE, partially offset by higher revenues from Anda and generic products in our Europe segment. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during the first quarter of 2022, including hedging effects, negatively impacted revenues by $133 million, compared to the first quarter of 2021. See note 8d to our consolidated financial statements.
Gross Profit
Gross profit in the first quarter of 2022 was $1,740 million, a decrease of 7% compared to the first quarter of 2021. This decrease was mainly a result of the factors discussed above under “—North America Segment—Gross Profit,” “—Europe Segment—Gross Profit” and “—International Markets Segment—Gross Profit.”
Gross profit margin was 47.5% in the first quarter of 2022, compared to 47.2% in the first quarter of 2021. The increase in gross profit margin was mainly driven by our network consolidation activities, as well as a change in product portfolio mix in our International Markets segment, partially offset by the unfavorable mix of generic products in our North America segment and lower revenues from COPAXONE.
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
R&D expenses in the first quarter of 2022 were $225 million, a decrease of 11% compared to the first quarter of 2021.
In the first quarter of 2022, our R&D expenses related primarily to specialty product candidates in neuroscience (such as migraine, movement disorders/ neurodegeneration and neuropsychiatry, including post-approval commitments), immunology (such as respiratory medicines) and selected other areas, as well as generic products including biosimilars.
Our lower R&D expenses in the first quarter of 2022, compared to the first quarter of 2021, were mainly due to a decrease in neuroscience (in the pain and migraine and headache therapeutic areas), as well as various generics projects.
R&D expenses as a percentage of revenues were 6.2% in the first quarter of 2022, compared to 6.4% in the first quarter of 2021.

Specialty Products Pipeline
Below is a description of key products in our specialty pipeline as of April 20, 2022:

	Phase 2	Phase 3	Pre-Submission	Under Regulatory Review

Novel Biologics	TEV-48574 Inflammatory Bowel Disease	Fasinumab Osteoarthritic Pain (March 2016) (1)

Small Molecules		Deutetrabenazine Dyskinesia in Cerebral Palsy (September 2019)		Risperidone LAI Schizophrenia (2)

Digital Respiratory			Digihaler ® (budesonide and formoterol fumarate dihydrate) (EU)

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

(2)
Developed under a license agreement with MedinCell. In August 2021, the FDA accepted the NDA for risperidone LAI, based on phase 3 data from two pivotal studies. In April 2022, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA for risperidone LAI. We are reviewing our next steps based on the CRL and will work closely with the FDA to address their recommendations.

Discontinued Project
During the first quarter of 2022, development of
TEV-53275
was discontinued.
Biosimilar Products Pipeline
We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including phase 3 clinical trials for biosimilars to Prolia
®
(denosumab), Stelara
®
(ustekinumab), Xolair
®
(omalizumab) and Eylea
®
(afilbercept), a biosimilar to Lucentis
®
(ranibizumab) that is currently under regulatory review in Europe and is in pre-submission
in Canada, as well as a biosimilar to Humira
®
(adalimumab) that is currently under U.S. regulatory review.

Selling and Marketing (S&M) Expenses
S&M expenses in the first quarter of 2022 were $584 million, flat compared to the first quarter of 2021. This was mainly a result of the factors discussed above under “—North America Segment—S&M Expenses” and “—Europe Segment—S&M Expenses”.
S&M expenses as a percentage of revenues were 15.9% in the first quarter of 2022, compared to 14.7% in the first quarter of 2021.
General and Administrative (G&A) Expenses
G&A expenses in the first quarter of 2022 were $296 million, an increase of 2% compared to the first quarter of 2021.
G&A expenses as a percentage of revenues were 8.1% in the first quarter of 2022, compared to 7.3% in the first quarter of 2021.
Intangible Asset Impairments
We recorded expenses of $149 million for identifiable intangible asset impairments in the first quarter of 2022, compared to expenses of $79 million in the first quarter of 2021. See note 5 to our consolidated financial statements.
Goodwill Impairment
No goodwill impairments were recorded in the first quarters of 2022 and 2021.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $128 million for other asset impairments, restructuring and other items in the first quarter of 2022, compared to expenses of $137 million in the first quarter of 2021. For further details, as well as a description of significant regulatory and other events, see note 12 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In the first quarter of 2022, we recorded expenses of $1,124 million in legal settlements and loss contingencies, compared to an expense of $104 million in the first quarter of 2021. See note 9 to our consolidated financial statements.
Other Income
Other income in the first quarter of 2022 was $52 million, compared to $5 million in the first quarter of 2021. Other income in the first quarter of 2022 was mainly the result of settlement proceeds in our International Markets segment.
Operating Income (Loss)
Operating loss was $713 million in the first quarter of 2022, compared to an operating income of $434 million in the first quarter of 2021.
Operating loss as a percentage of revenues was 19.5% in the first quarter of 2022, compared to operating income as a percentage of revenues of 10.9% in the first quarter of 2021. Operating loss in the first quarter of 2022 was mainly affected by legal settlements and loss contingencies.
Financial Expenses, Net
Financial expenses were $258 million in the first quarter of 2022, compared to $290 million in the first quarter of 2021. Financial expenses in the first quarter of 2022 were mainly comprised of interest expenses of $238 million. Financial expenses in the first quarter of 2021 were mainly comprised of interest expenses of $239 million and loss on revaluations of marketable securities of $64 million.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
	(U.S. $ in millions)
North America profit	$402	$577
Europe profit	381	338
International Markets profit	179	122

Total reportable segments profit	962	1,036
Profit of other activities	52	41

Total segments profit	1,013	1,077
Amounts not allocated to segments:
Amortization	200	242
Other assets impairments, restructuring and other items	128	137
Intangible assets impairments	149	79
Legal settlements and loss contingencies	1,124	104
Other unallocated amounts	127	82

Consolidated operating income (loss)	(713)	434

Financial expenses, net	258	290

Consolidated income (loss) before income taxes	$(971)	$144

Tax Rate
In the first quarter of 2022, we recognized a tax expense of $2 million, on pre-tax
loss of $971 million. In the first quarter of 2021, we recognized a tax expense of $62 million, on pre-tax
income of $144 million. Our tax rate for the first quarter of 2022 was mainly affected by legal settlement charges, adjustments to valuation allowances on deferred tax assets and interest expense disallowances. See note 11 to our consolidated financial statements.
Share In (Profits) Losses of Associated Companies, Net
Share in profits of associated companies, net in the first quarter of 2022 was $21 million, compared to share in profits of $3 million in the first quarter of 2021. The share in profits of associated companies, net in the first quarter of 2022 was mainly related to the difference between the book value of our investment in Novetide and its fair value as of the date we completed its acquisition in January 2022.
Net Income (Loss) Attributable to Teva
Net loss was $955 million in the first quarter of 2022, compared to net income of $77 million in the first quarter of 2021.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculations for both the three months ended March 31, 2022 and 2021 were 1,107 million shares.
Diluted loss per share was $0.86 in the first quarter of 2022, compared to diluted earnings per share of $0.07 in the first quarter of 2021. See note 13 to our consolidated financial statements.
Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs and the conversion of our convertible senior debentures, in each case, at period end.
As of March 31, 2022 and 2021, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,145 million and 1,130 million, respectively.

Impact of Currency Fluctuations on Results of Operations
In the first quarter of 2022, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Canadian dollar, Russian ruble, new Israeli shekel and Japanese yen) impact our results.
During the first quarter of 2022, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on a quarterly average compared to quarterly average basis): Turkish lira by 47%, Argentinian peso by 17%, Russian ruble by 14%, Chilean peso by 11%, Swedish krona by 10% and Japanese yen by 9%. The following main currencies relevant to our operations increased in value against the U.S. dollar: Brazilian real by 4% and Israeli shekel by 2%.
As a result, exchange rate movements during the first quarter of 2022, including hedging effects, negatively impacted overall revenues by $133 million and operating income by $56 million, compared to the first quarter of 2021.
In the first quarter of 2022, a positive hedging impact of $19 million was recognized under revenues, and a minimal positive impact was recognized under cost of sales. In the first quarter of 2021, a positive hedging impact of $28 million was recognized under revenues and a minimal negative impact was recognized under cost of sales.
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
Liquidity and Capital Resources
Total balance sheet assets were $47,059 million as of March 31, 2022, compared to $47,666 million as of December 31, 2021.
Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was $727 million as of March 31, 2022, compared to $787 million as of December 31, 2021. This decrease was mainly due to an update to the estimated settlement provision recorded in connection with the remaining opioid cases, offset by an increase in inventory levels and accounts receivables net of SR&A.
Employee-related obligations, as of March 31, 2022 were $481 million, compared to $563 million as of December 31, 2021. The decrease in the first quarter of 2022 was mainly due to performance incentive payments to employees for 2021.
Cash investment in property, plant and equipment in the first quarter of 2022 was $157 million, compared to $150 million in the first quarter of 2021. Depreciation in the first quarter of 2022 was $123 million, compared to $134 million in the first quarter of 2021.
Cash and cash equivalents and short-term and long-term investments as of March 31, 2022 were $2,199 million, compared to $2,191 million as of December 31, 2021.
Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.

Our principal sources of short-term liquidity are our cash on hand, existing cash investments, liquid securities and available credit facilities, primarily, as of March 31, 2022, our $2.3 billion unsecured syndicated revolving credit facility entered into in April 2019, which was replaced in April 2022 (“RCF”).
In April 2022, we entered into an unsecured syndicated sustainability-linked revolving credit facility of $1.8 billion with a maturity date of April 2026, with two one-year extension options. The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum leverage ratio, which becomes more restrictive over time. In addition, the RCF is linked to two sustainability performance targets, (i) the company’s S&P ESG Score and (ii) number of new regulatory submissions in low and middle-income countries. The RCF margin may increase or decrease depending on the Company’s sustainability performance.
Under the terms of the RCF, the leverage ratio shall not exceed 4.50x in the second and third quarters of 2022, 4.25x in the fourth quarter of 2022, 4.00x in the first, second and third quarters of 2023, 3.75x in the fourth quarter of 2023 and 3.50x in 2024 and onwards.
The RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2022 and as of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the RCF.
Based on current and forecasted results, we expect that we will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, we will not be able to borrow under the RCF. Additionally, violations of the covenants, under the abovementioned circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes and sustainability-linked senior notes is outstanding, could lead to an event of default under our senior notes and sustainability-linked senior notes, due to cross acceleration provisions.
We expect that we will continue to have sufficient cash resources to support our debt service payments and all other financial obligations within one year from the date that the financial statements are issued.
Debt Balance and Movements
As of March 31, 2022, our debt was $22,917 million, compared to $23,043 million as of December 31, 2021. This decrease was mainly due to exchange rate fluctuations.
Our debt as of March 31, 2022 was effectively denominated in the following currencies: 61% in U.S. dollars, 36% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of March 31, 2022 was 9%, compared to 6% as of December 31, 2021.
Our financial leverage was 69% as of March 31, 2022, compared to 67% as of December 31, 2021.
Our average debt maturity was approximately 6.2 years as of March 31, 2022, compared to 6.4 years as of December 31, 2021.
Total Equity
Total equity was $10,260 million as of March 31, 2022, compared to $11,244 million as of December 31, 2021. This decrease was mainly due to a net loss of $952 million and a negative impact of $64 million from exchange rate fluctuations.
Exchange rate fluctuations affected our balance sheet, as approximately 55% of our net assets in the first quarter of 2022 (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2021, changes in currency rates had a negative impact of $64 million on our equity as of March 31, 2022, mainly due to the changes in value against the U.S. dollar of: the Russian ruble by 12%, the Turkish lira by 11%, the Chilean peso by 7%, the Peruvian sol by 7%, the Japanese yen by 6%, the Mexican peso by 3%, the British pound by 3%, the Polish zloty by 3%, the Croatian kuna by 2% and the euro by 1%. All comparisons are on a quarter-end
to
quarter-end
basis.
Cash Flow
We seek to continually improve the efficiency of our working capital management. From time to time, as part of our cash and commercial relationship management activities, we may make decisions in our commercial and supply chain activities which may drive an acceleration of receivable payments from customers or deceleration of payments to vendors, having the effect of increasing or decreasing cash from operations in an individual period. Such decisions may have an impact on our annual operating cash flow measurement, as well as on our quarterly results.

Cash flow used in operating activities during the first quarter of 2022 was $49 million, compared to $405 million in the first quarter of 2021. The lower cash flow used in operating activities in the first quarter of 2022 was mainly due to changes in working capital items resulting from a decrease in accounts receivables net of SR&A in connection with the decrease in revenues.
During the first quarter of 2022, we generated free cash flow of $117 million, which we define as comprising $49 million in cash flow used in operating activities, $305 million in beneficial interest collected in exchange for securitized accounts receivables and $25 million in proceeds from divestitures of businesses and other assets, partially offset by $157 million in cash used for capital investment and $7 million in cash used for acquisition of businesses, net of cash acquired. During the first quarter of 2021, we generated free cash flow of $59 million, comprising $405 million in cash flow generated from operating activities, $476 million in beneficial interest collected in exchange for securitized accounts receivables and $138 million in proceeds from sale of property, plant and equipment and intangible assets, partially offset by $150 million in cash used for capital investment. The increase in the first quarter of 2022 resulted mainly from lower cash flow used in operating activities, partially offset by lower sales of assets.
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
In October 2021, Teva announced a license agreement with Modag that will provide Teva an exclusive global license to develop, manufacture and commercialize Modag’s lead compound
(TEV-56286)
and a related compound
(TEV-56287).
TEV-56286
was initially developed for the treatment of Multiple System Atrophy (MSA) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial is currently being completed for
TEV-56286.
In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag that was recorded as R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $70 million, as well as future commercial milestones and royalties.
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira
®
. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva paid an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021 that were recorded as R&D expenses. Additional development and commercial milestone payments of up to $455 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. In March 2021, Abbvie sued Alvotech for allegedly misappropriating confidential information relating to Humira
®
. In October 2021, the claim was dismissed for lack of jurisdiction. Abbvie has appealed this decision to the U.S. Court of Appeals. In addition, there is pending patent litigation between Abbvie and Alvotech related to Alvotech’s proposed biosimilar to Humira
®
. In December 2021, Abbvie also filed a complaint with the ITC against both Alvotech and Teva seeking to prevent Teva and Alvotech from importing Alvotech’s proposed biosimilar to Humira
®
into the United States. On January 26, 2022, the ITC issued a decision to initiate an investigation into Alvotech’s proposed biosimilar product. On March 8, 2022, Abbvie and Alvotech settled all the above pending IP matters relating to Alvotech’s proposed biosimilar to Humira
®
. Pursuant to that settlement, Alvotech and Teva may sell Alvotech’s proposed biosimilar to Humira
®
in the United States beginning on July 1, 2023, provided that U.S. regulatory approval is obtained by that date. On March 28, 2022, the ITC officially terminated the investigation requested by Abbvie.
In September 2016, Teva and Regeneron entered into a collaborative agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. Teva and Regeneron share in the global commercial rights to this product (excluding Japan, Korea and nine other Asian countries), as well as ongoing associated R&D costs of approximately $1 billion. Teva made an upfront payment of $250 million to Regeneron in the third quarter of 2016 and additional payments for achievement of development milestones in an aggregate amount of $120 million were paid during 2017 and 2018. The agreement stipulates additional development and commercial milestone payments of up to $2,230 million, as well as future royalties. Currently, all non-essential
activities and related expenditures for fasinumab have been put on hold. Next steps will be assessed together with Regeneron, with the intention of discussing data with the FDA.
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable products. The lead product candidate selected was risperidone LAI
(TV-46000)
suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the NDA for risperidone LAI, based on phase 3 data from two pivotal studies. Teva leads the clinical development and regulatory process and is responsible for commercialization of this product candidate. MedinCell may be eligible for development milestones, and future commercial milestones of up to $112 million in respect of risperidone LAI. Teva will also pay MedinCell royalties on net sales. In April 2022, the FDA issued a CRL regarding the NDA for risperidone LAI. Teva is reviewing its next steps based on the CRL and will work closely with the FDA to address their recommendations.
We are committed to paying royalties to owners of
know-how,
partners in alliances and certain other arrangements, and to parties that financed R&D at a wide range of rates as a percentage of sales of certain products, as defined in the agreements. In some cases, the royalty period is not defined; in other cases, royalties will be paid over various periods not exceeding 20 years.
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
2022 Aggregated Contractual Obligations
There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2021.
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

•	amortization of purchased intangible assets;

•	legal settlements and material litigation fees and/or loss contingencies, due to the difficulty in predicting their timing and scope;

•	impairments of long-lived assets, including intangibles, property, plant and equipment and goodwill;

•
restructuring expenses, including severance, retention costs, contract cancellation costs and certain accelerated depreciation expenses primarily related to the rationalization of our plants or to certain other strategic activities, such as the realignment of R&D focus or other similar activities;

•	acquisition- or divestment- related items, including changes in contingent consideration, integration costs, banker and other professional fees and inventory step-up;

•	expenses related to our equity compensation;

•	significant one-time financing costs, amortization of issuance costs and terminated derivative instruments, and marketable securities investment valuation gains/losses;

•	unusual tax items;

•	other awards or settlement amounts, either paid or received;

•
other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as impacts due to changes in accounting, significant costs for remediation of plants, such as inventory write-offs or related consulting costs, or other unusual events; and

•	corresponding tax effects of the foregoing items.
Commencing the first quarter of 2022, we no longer exclude IPR&D acquired in development arrangements from our non-GAAP
financial measures. In our comparable
non-GAAP
financial measures for the first quarter of 2021, we excluded $5 million IPR&D acquired in development arrangements. We are not recasting the non-GAAP presentation for the first quarter of 2021 since the adjustment is not significant. We are making this change to our presentation of non-GAAP financial measures to improve comparability of our non GAAP presentation to those of other companies in the pharmaceutical industry that are making a similar change to their presentations beginning in the first quarter of 2022.
The following tables present supplemental
non-GAAP
data, in U.S. dollar, which we believe facilitates an understanding of the factors affecting our business. In these tables, we exclude the following amounts:

The following table presents the GAAP measures, related
non-GAAP
adjustments and the corresponding
non-GAAP
amounts for the applicable periods:

	Three Months Ended March 31, 2022
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement									Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenues	3,661										3,661
Cost of sales	1,921	178				1	5		62		1,675

Gross profit	1,740	178				1	5		62		1,986
Gross profit margin	47.5%										54.2%
R&D expenses	225						4				221
S&M expenses	584	22					7		3		552
G&A expenses	296						8		36		252
Other income	(52)								—		(52)
Legal settlements and loss contingencies	1,124		1,124								—
Other assets impairments, restructuring and other items	128			16	57			33	21		—
Intangible assets impairments	149			149							—

Operating income (loss)	(713)	200	1,124	165	57	1	24	33	123		1,013
Financial expenses, net	258									11	247

Income (loss) before income taxes	(971)	200	1,124	165	57	1	24	33	123	11	766
Income taxes	2									(140)	142
Share in (profits) losses of associated companies, net	(21)									(22)	1

Net income (loss)	(952)	200	1,124	165	57	1	24	33	123	(152)	623
Net income (loss) attributable to non-controlling interests	3									(11)	14

Net income (loss) attributable to Teva	(955)	200	1,124	165	57	1	24	33	123	(163)	609

EPS - Basic	(0.86)									1.41	0.55
EPS - Diluted	(0.86)									1.41	0.55

The
non-GAAP
diluted weighted average number of shares was 1,112 million for the three months ended March 31, 2022.
Non-GAAP
income taxes for the three months ended March 31, 2022 were 18.5% on pre-tax
non-GAAP
income.
*
Other
non-GAAP
items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

	Three Months Ended March 31, 2021
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement										Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Other R&D expenses	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenues	3,982											3,982
Cost of sales	2,104	215					5	6		41		1,838

Gross profit	1,878	215					5	6		41		2,144
Gross profit margin	47.2%											53.8%
R&D expenses	254				5			5				244
S&M expenses	585	27						9				549
G&A expenses	290							11		—		278
Other income	(5)									—		(5)
Legal settlements and loss contingencies	104		104									—
Other assets impairments, restructuring and other items	137			48		81			3	4		—
Intangible assets impairments	79			79								—

Operating income (loss)	434	242	104	127	5	81	5	31	3	45		1,077
Financial expenses, net	290										64	227

Income (loss) before income taxes	144	242	104	127	5	81	5	31	3	45	64	851
Income taxes	62										(85)	146
Share in (profit) losses of associated companies – net	(3)										2	(4)

Net income (loss)	84	242	104	127	5	81	5	31	3	45	(19)	709
Net income (loss) attributable to non-controlling interests	7										(3)	10

Net income (loss) attributable to Teva	77	242	104	127	5	81	5	31	3	45	(22)	699

EPS - Basic	0.07										0.57	0.64
EPS - Diluted	0.07										0.56	0.63

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

Non-GAAP
Tax Rate
Non-GAAP
income taxes in the first quarter of 2022 were $142 million, or 18.5%, on pre-tax
non-GAAP
income of $766 million.
Non-GAAP
income taxes in the first quarter of 2021 were $146 million, or 17%, on pre-tax
non-GAAP
income of $851 million. Our
non-GAAP
tax rate in the first quarter of 2022 was mainly affected by the mix of products we sold and interest expense disallowances.
We expect our annual
non-GAAP
tax rate for 2022 to be between 18% to 19%, higher than our
non-GAAP
tax rate for 2021, which was 16.4%, mainly as a result of the different mix of products we expect to sell this year.
Off-Balance
Sheet Arrangements
Except for securitization transactions, which are disclosed in note 10(f) to our consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021, we do not have any material off-balance
sheet arrangements.
Critical Accounting Policies
For a summary of our significant accounting policies, see note 1 to our consolidated financial statements and “Critical Accounting Policies” included in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Recently Issued Accounting Pronouncements
See note 1 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in our assessment of market risk as set forth in Item 7A to our Annual Report on Form
10-K
for the year ended December 31, 2021.

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
After evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

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
for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2022.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended March 31, 2022 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Revolving Credit Agreement
On April 29, 2022, Teva and certain of its subsidiaries entered into a $1.8 billion senior unsecured sustainability-linked revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks, arranged by Bank of America Europe Designated Activity Company, as Documentation Agent and Sustainability Coordinator, Bank of America Europe DAC, BNP Parisbas, Citibank, N.A., Goldman Sachs Bank USA, HSBC Bank Plc, Inesa San Paolo S.P.A, J.P. Morgan S.E., Mizuho Bank, LTD. and PNC Bank, National Association, as Bookrunners & Mandated Lead Arrangers, and Bank of America, N.A., as Administrative Agent and Bank of America Europe Designated Activity Company, as Sustainability Coordinator.
The Revolving Credit Agreement provides for a $1.8 billion Tranche A-1 commitment, and loans and letters of credit will be available from time to time for Teva’s general corporate purposes. Tranche A-1 has a maturity date of April 29, 2026, with two one-year extension options, and will bear interest at Term SOFR (which is subject to certain SOFR Adjustments, as such term is defined in the Revolving Credit Agreement) plus a margin ranging from 0.650% to 1.650% based on Teva’s credit rating from time to time. The applicable margin may be increased or decreased (or neither increased or decreased) based on a progress of two sustainability performance metrics outlined in the Revolving Credit Agreement, (i) the company’s S&P Environmental, Social and Governance Score and (ii) number of new regulatory submissions in low and middle-income countries. The applicable margin will never be reduced or increased based on sustainability performance metrics by more than 0.05% during any calendar year. The commitment will also be subject to a commitment fee on undrawn amounts ranging from 0.228% to 0.578%, based on Teva’s credit rating from time to time. All outstanding loans and letters of credit will be subject to a utilization fee, ranging from 0.100% to 0.300%, based on the then aggregate loans and letters of credit then currently outstanding. Funding of the loans under the Revolving Credit Agreement is subject to customary drawdown conditions.
The Revolving Credit Agreement contains certain customary affirmative and negative covenants for facilities of this type, including certain reporting obligations and certain limitations on dispositions; mergers or consolidations; restricted payments; and limitations on liens, encumbrances and certain indebtedness. The Revolving Credit Agreement contains two financial maintenance covenants, (i) a maximum leverage ratio stepping down from 4.50x to 3.50x over the life of the facility and (ii) a minimum interest coverage ratio of 3.50x. The Revolving Credit Agreement also contains customary events of default, including non-compliance with one or more of the covenants.
The representations, warranties and covenants contained in the Revolving Credit Agreement were made only for purposes of such agreement and as of the dates specified therein, were solely for the benefit of the parties thereto and may be subject to qualifications agreed by the contracting parties and standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company and its subsidiaries.
Concurrently with entry into the Revolving Credit Agreement, Teva’s existing $2.3 billion senior unsecured revolving credit agreement with a syndicate of banks, arranged by Bank of America Merrill Lynch International Designated Activity Company and HSBC Bank plc, as Coordinating LLC, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and PNC Bank National Association, as Bookrunners & Mandated Lead Arrangers, Banca IMI, as Lead Arranger, and Bank of America, N.A., as Administrative Agent, was terminated. See note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for a summary of the terms of the existing revolving credit agreement.
The foregoing description of the Revolving Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Revolving Credit Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1	Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of April 29, 2022, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V. and Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Bank of America, N.A., as administrative agent, Bank of America Europe Designated Activity Company, as sustainability coordinator and documentation agent, and the lenders party thereto *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Taxonomy Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: May 3, 2022	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)