Form 10-Q
period 2022-06-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2022-07-27
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the registrant had
 1,110,564,656 ordinary shares outstanding.

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
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,058	$2,165
Accounts receivables, net of allowance for credit losses of $95 million and $90 million as of June 30, 2022 and December 31, 2021	4,471	4,529
Inventories	4,049	3,818
Prepaid expenses	1,052	1,075
Other current assets	518	965
Assets held for sale	16	19

Total current assets	12,164	12,573
Deferred income taxes	1,595	596
Other non-current assets	454	515
Property, plant and equipment, net	5,740	5,982
Operating lease right-of-use assets	441	495
Identifiable intangible assets, net	6,700	7,466
Goodwill	18,837	20,040

Total assets	$45,932	$47,666

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,719	$1,426
Sales reserves and allowances	3,880	4,241
Accounts payables	1,901	1,686
Employee-related obligations	467	563
Accrued expenses	2,112	2,208
Other current liabilities	916	903

Total current liabilities	10,996	11,027
Long-term liabilities:
Deferred income taxes	532	784
Other taxes and long-term liabilities	3,842	2,578
Senior notes and loans	20,363	21,617
Operating lease liabilities	371	416

Total long-term liabilities	25,107	25,395

Commitments and contingencies , see note 10
Total liabilities	36,103	36,422

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; June 30, 2022 and December 31, 2021: authorized 2,495 million shares; issued 1,216 million shares and 1,209 million shares, respectively.	57	57
Additional paid-in capital	27,625	27,561
Accumulated deficit	(11,716)	(10,529)
Accumulated other comprehensive loss	(2,801)	(2,683)
Treasury shares as of June 30, 2022 and December 31, 2021: 106 million ordinary shares	(4,128)	(4,128)

	9,037	10,278

Non-controlling interests	791	966

Total equity	9,828	11,244

Total liabilities and equity	$45,932	$47,666

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$3,786	$3,910	$7,447	$7,892
Cost of sales	1,992	2,037	3,913	4,141

Gross profit	1,794	1,873	3,534	3,750
Research and development expenses	228	248	453	501
Selling and marketing expenses	594	615	1,178	1,200
General and administrative expenses	313	242	609	532
Intangible assets impairments	51	195	199	274
Goodwill impairment	745	—	745	—
Other assets impairments, restructuring and other items	118	28	246	165
Legal settlements and loss contingencies	729	6	1,854	110
Other income	(34)	(43)	(87)	(48)

Operating income (loss)	(949)	582	(1,662)	1,015
Financial expenses, net	211	274	468	564

Income (loss) before income taxes	(1,160)	308	(2,131)	451
Income taxes (benefit)	(900)	98	(899)	159
Share in (profits) losses of associated companies, net	—	(11)	(21)	(14)

Net income (loss)	(259)	221	(1,211)	306
Net income (loss) attributable to non-controlling interests	(27)	14	(24)	21

Net income (loss) attributable to Teva	(232)	207	(1,187)	284

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.21)	$0.19	$(1.07)	$0.26

Diluted	$(0.21)	$0.19	$(1.07)	$0.26

Weighted average number of shares (in millions):
Basic	1,110	1,103	1,109	1,101

Diluted	1,110	1,109	1,109	1,108

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$(259)	$221	$(1,211)	$306
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(219)	79	(282)	(130)
Unrealized gain (loss) from derivative financial instruments, net	7	7	14	14
Unrealized loss on defined benefit plans	—	1	—	1

Total other comprehensive income (loss)	(212)	87	(268)	(115)

Total comprehensive income (loss)	(471)	308	(1,479)	191
Comprehensive income (loss) attributable to non-controlling interests	(125)	13	(174)	(47)

Comprehensive income (loss) attributable to Teva	$(346)	$295	$(1,305)	$238

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2022	1,216	57	27,587	(11,484)	(2,687)	(4,128)	9,344	916	10,260
Net Income (loss)				(232)			(232)	(27)	(259)
Other comprehensive income (loss)					(114)		(114)	(98)	(212)
Issuance of Shares	*	*					*		*
Stock-based compensation expense			39				39		39

Balance at June 30, 2022	1,216	$57	$27,625	$(11,716)	$(2,801)	$(4,128)	$9,037	$791	$9,828

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2021	1,208	57	27,474	(10,869)	(2,534)	(4,128)	10,000	975	10,975
Net Income (loss)				207			207	14	221
Other comprehensive income (loss)					88		88	(1)	87
Issuance of Shares	1	*					*		*
Stock-based compensation expense			29				29		29

Balance at June 30, 2021	1,209	$57	$27,503	$(10,662)	$(2,446)	$(4,128)	$10,324	$987	$11,311

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2021	1,209	57	27,561	(10,529)	(2,683)	(4,128)	10,278	966	11,244
Net Income (loss)				(1,187)			(1,187)	(24)	(1,211)
Other comprehensive income (loss)					(118)		(118)	(150)	(268)
Issuance of Shares	7	*	1				1		1
Stock-based compensation expense			63				63		63

Balance at June 30, 2022	1,216	$57	$27,625	$(11,716)	$(2,801)	$(4,128)	$9,037	$791	$9,828

*	Represents an amount less than $0.5 million.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Six months ended
	June 30,
	2022	2021
Operating activities:
Net income (loss)	$(1,211)	$306
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	681	681
Impairment of goodwill, long-lived assets and assets held for sale	975	354
Net change in operating assets and liabilities	913	(1,679)
Deferred income taxes – net and uncertain tax positions	(1,258)	5
Stock-based compensation	63	60
Other items	(77)	(7)
Net loss (gain) from investments and from sale of long lived assets	(12)	93

Net cash provided by (used in) operating activities	74	(187)

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	592	881
Proceeds from sale of business and long lived assets	43	254
Acquisition of businesses, net of cash acquired	(7)	—
Purchases of property, plant and equipment	(284)	(263)
Purchases of investments and other assets	(4)	(36)
Proceeds from sale of investments	3	153
Other investing activities	(2)	—

Net cash provided by (used in) investing activities	341	989

Financing activities:
Redemption of convertible senior notes	—	(491)
Repayment of senior notes and loans	(296)	—
Other financing activities	(40)	(3)

Net cash provided by (used in) financing activities	(336)	(494)

Translation adjustment on cash and cash equivalents	(185)	(49)

Net change in cash, cash equivalents and restricted cash	(107)	259
Balance of cash, cash equivalents and restricted cash at beginning of period	2,198	2,177

Balance of cash, cash equivalents and restricted cash at end of period	$2,091	$2,436

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	2,058	2,436
Restricted cash included in other current assets	33	—

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,091	2,436

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$590	$878
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
In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form
10-Q,
sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. As part of the Company’s annual goodwill analysis, it identified an increase in the discount rate, which led to a goodwill impairment charge in its International Markets and Teva’s API reporting units. This increase was a result of an increase in certain components of the discount rate that were partially attributed to higher risk associated with country-specific characteristics of several countries, such as Russia, that might be a consequence of the conflict. Other than its impact on the goodwill impairment charge, during the three and six months ended June 30, 2022, the impact of this conflict on Teva’s results of operations and financial condition was immaterial. See also note 6.
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

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
In March 2020, the FASB issued ASU
2020-04
“Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. There was no material impact to the Company’s consolidated financial statements for the period ended June 30, 2022 as a result of adopting this standard update. The Company has completed negotiations to transform the facility base rate of its securitization program and evaluated the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial results of operations, financial position or cash flows.

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
In October 2021, the FASB issued ASU
2021-08
“Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. Adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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
and a related compound
(TEV-56287).
TEV-56286
was initially developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial is currently being completed for
TEV-56286.
In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag that was recorded as an R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $70 million, as well as future commercial milestones and royalties.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira
®
. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva paid an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021 that were recorded as R&D expenses. Additional development and commercial milestone payments of up to
$455
million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. Alvotech was previously involved in litigation involving certain IP and trade secrets claims filed by Abbvie in relation to Alvotech’s proposed biosimilar to Humira
®
, all of which were settled on March 8, 2022. Pursuant to that settlement, Alvotech and Teva may sell Alvotech’s proposed biosimilar to Humira
®
in the United States beginning on July 1, 2023, provided that U.S. regulatory approval is obtained by that date.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Takeda
In December 2016, Teva entered into a license agreement with a subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), for the research, development, manufacture and commercialization of
Attenukine
®
technology.
Teva received a $30 million upfront payment as well as a milestone payment of $20 million in 2017. During the second quarter of 2022, Takeda initiated Phase II study of modakafusp alfa (formerly TAK 573 or TEV 48573) and as a result paid Teva a milestone payment of $25 million, which was recognized as revenues in the second quarter of 2022. The license agreement stipulates additional milestone payments to Teva of up to $519 million in respect of this product, as well as future royalties.
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
suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the new drug application (“NDA”) for risperidone LAI, based on phase 3 data from two pivotal studies. Teva leads the clinical development and regulatory process and is responsible for commercialization of this product candidate. MedinCell may be eligible for development milestones, and future commercial milestones of up to $112 million in respect of risperidone LAI. Teva will also pay MedinCell royalties on net sales. In April 2022, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA for risperidone LAI. Teva is working to address the issues raised in the CRL with a view to resubmission.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Held For Sale:
General
Assets held for sale as of June 30, 2022 included certain assets that are expected to be sold within the next year. Assets and liabilities held for sale as of December 31, 2021 included certain manufacturing assets sold during the first and second quarters of 2022.

The table below summarizes all Teva assets and liabilities included as held for sale as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(U.S. $ in millions)
Inventories	—	2
Property, plant and equipment, net and others	46	86
Goodwill	—	7
Adjustments of assets held for sale to fair value	(30)	(76)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$16	$19

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets, recorded under accrued expenses and other long-term liabilities	$—	$(43)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2022
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,538	1,127	448	176	3,289
Licensing arrangements	54	13	4	1	72
Distribution	308	§	10	—	318
Other	3	31	(9)	81	106

	$1,904	$1,171	$454	$257	$3,786

§ Represents an amount less t
han $0.5
million.

	Three months ended June 30, 2021
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	1,621	1,185	462	198	3,465
Licensing arrangements	9	7	2	1	19
Distribution	316	§	15	—	330
Other	(2)	(8)	7	99	96

	$1,943	$1,184	$485	$298	$3,910

§ Represents an amount less than $0.5 million.

	Six months ended June 30, 2022
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	2,915	2,261	894	356	6,425
Licensing arrangements	74	26	8	2	110
Distribution	650	§	26	—	677
Other	1	39	19	175	234

	$3,641	$2,327	$946	$532	7,447

§ Represents an amount less than $0.5 million.

	Six months ended June 30, 2021
	North America	Europe	International Markets	Other activities	Total
	(U.S. $ in millions)
Sale of goods	3,289	2,363	902	374	6,928
Licensing arrangements	40	21	5	2	68
Distribution	605	§	34	—	639
Other	(2)	14	35	210	257

	$3,932	$2,398	$975	$587	$7,892

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
SR&A to U.S. customers comprised approximately
74
% of the Company’s total SR&A as of June 30, 2022, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the six months ended June 30, 2022 and 2021 were as follows:

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S. $ in millions)
Balance at December 31, 2021	$68	$1,655	$854	$1,085	$535	$112	$4,241	$4,309
Provisions related to sales made in current year	181	1,889	446	3,836	147	152	6,470	6,651
Provisions related to sales made in prior periods	—	(102)	20	(8)	(16)	(2)	(108)	(108)
Credits and payments	(185)	(1,901)	(497)	(3,922)	(211)	(145)	(6,676)	(6,861)
Translation differences	—	(33)	(6)	(7)	(4)	3	(47)	(47)

Balance at June 30, 2022	$64	1,508	$817	$984	$451	$120	$3,880	$3,944

	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in SR&A	Total
	(U.S.$ in millions)
Balance at December 31, 2020	$80	$2,054	$828	$1,108	$686	$148	$4,824	$4,904
Provisions related to sales made in current year	192	2,139	391	3,995	143	177	6,845	7,037
Provisions related to sales made in prior periods	(5)	(82)	(35)	(11)	(40)	(23)	(191)	(196)
Credits and payments	(196)	(2,355)	(362)	(3,934)	(186)	(176)	(7,013)	(7,209)
Translation differences	—	(8)	(3)	(1)	(1)	1	(12)	(12)

Balance at June 30, 2021	$71	$1,748	$819	$1,157	$602	$127	$4,453	$4,524

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	June 30, 2022	December 31, 2021
	(U.S. $ in millions)
Finished products	$1,875	$1,932
Raw and packaging materials	1,346	1,136
Products in process	624	587
Materials in transit and payments on account	204	163

Total	$4,049	$3,818

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021	2022	2021
	(U.S. $ in millions)
Product rights	$17,987	$18,815	$12,181	$12,318	$5,806	$6,497
Trade names	570	590	211	198	359	392
In process research and development	535	577	—	—	535	577

Total	$19,092	$19,982	$12,392	$12,516	$6,700	$7,466

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various therapeutic categories from various acquisitions with a weighted average life of approximately 10 years.
Amortization of intangible assets was $212 million and $173 million in the three months ended June 30, 2022 and 2021, respectively.
Amortization of intangible assets was $412 million and $414 million in the six months ended June 30, 2022 and 2021, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. Teva’s IPR&D is comprised mainly of various generic products from the Actavis Generics acquisition of $503 million. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended June 30, 2022 and 2021 were $51 million and $195 million, respectively.
Impairments in the second quarter of 2022 consisted of:

(a)	Identifiable product rights of $32 million related to updated market assumptions regarding price and volume of products acquired from Actavis Generics, and

(b)
IPR&D assets of $19 million due to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date).

Impairments in the second quarter of 2021 consisted of:

(a)
Identifiable product rights of $168 million due to:
(i) $138 million, mainly related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States, and (ii)
$30 million related to

lenalidomide (generic equivalent of Revlimid
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

Impairments of long-lived intangible assets for the six months ended June 30, 2022 and 2021 were $199 million and $274 million, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Impairments in the first
six
months of
2022
consisted mainly of:

(a)	Identifiable product rights of $161 million related to updated market assumptions regarding price and volume of products acquired from Actavis Generics, and

(b)
IPR&D assets of $21 million due to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States.

Impairments in the first six months of 2021 consisted of:

(a)
Identifiable product rights of $196 million
due to: (i) $166 million
, mainly related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States
,
 and (ii)
$30 million related to lenalidomide (generic equivalent of Revlimid
®
), resulting from modified competition assumptions as a result of settlements between the innovator and other generic filers
.

(b)
IPR&D assets of $78 million, due to generic pipeline products acquired from Actavis Generics resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape, launch date) in the United States.

The fair value measurement of the impaired intangible assets in the first six months of 2022 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 7.25% to 8.25%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

NOTE 6 – Goodwill:
The changes in the carrying amount of goodwill for the period ended June 30, 2022 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of December 31, 2021 (1)	$6,474	$8,544	$2,328	$2,694	$20,040
Changes during the period:
Goodwill impairment	—	—	(479)	(266)	(745)
Goodwill acquired				12	12
Translation differences	(4)	(320)	(16)	(130)	(470)

Balance as of June 30, 2022 (1)	$6,470	$8,224	$1,833	$2,310	$18,837

(1)	Accumulated goodwill impairment as of June 30, 2022 and December 31, 2021 was approximately $26.3 billion and $25.6 billion, respectively.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

During

the second qu
arter of
2022
, Teva completed its long-range planning (“LRP”) process. The LRP is part of Teva’s internal financial planning and budgeting processes and is discussed and reviewed by Teva’s management and its board of directors.
Additionally, Teva conducted a quantitative analysis of all reporting units as part of its annual goodwill impairment test with the assistance of an independent valuation expert.
Teva identified an increase in certain components of the discount rate, mainly attributable to: (i) the risk-free interest rate, which resulted in an increase in the WACC; and (ii) the risk associated with country-specific characteristics of several countries.
Based on this quantitative analysis, in the second quarter of 2022, Teva recorded a goodwill impairment charge of

$745
million as follows: (i)
$479
million related to its International Markets reporting unit, mainly due to the increase in the discount rate; and (ii)

$266
million related to its Teva’s API reporting unit, mainly due to the increase in the discount rate, as well as updated assumptions supporting the cash flow projections, including certain revenue growth assumptions and the associated operating profit margins. Teva’s API reporting unit is included under “Other” in the table above.
Following the goodwill impairment charges recorded in relation to Teva’s International Markets and Teva’s API reporting units, the carrying values of those reporting units
equaled their fair value as of June 30, 2022. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to Teva’s International Markets or Teva’s API reporting units in the future.
The estimated fair value of Teva’s Europe reporting unit exceeds its estimated carrying amount by 9% based on a terminal growth rate of 1.41% and a discount rate of 10.04%. If Teva holds all other assumptions constant, a reduction in the terminal growth rate of 0.50% to 0.91% or an increase in the discount rate of 0.50% to 10.54% would result in a reduction of the excess of fair value over carrying amount with respect to Teva’s Europe reporting unit to 5%.
Teva’s
North America and Medis reporting units have
 a
fair value in excess of 10% over their book values as of June 30, 2022
.
Teva noted its market capitalization has been below management’s assessment of the aggregated fair value of the Company’s reporting units. However, as of June 30, 2022, the Company’s market capitalization plus a reasonable control premium exceeded its book value.
NOTE 7 – Debt obligations:
a. Short-term debt:

			June 30,	December 31,

	Weighted average interest rate as of June 30, 2022	Maturity	2022	2021
			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities			1,696	1,403

Total short-term debt			$1,719	$1,426

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of June 30, 2022 and December 31, 2021. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b. Long-term debt:

	Weighted average interest rate as of June 30, 2022	Maturity	June 30, 2022	December 31, 2021
			(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	653	708
Sustainability-linked senior notes EUR 1,500 million (1) (*)	4.38%	2030	1,566	1,699
Senior notes EUR 1,300 million	1.25%	2023	616	670
Sustainability-linked senior notes EUR 1,100 million (2) (*)	3.75%	2027	1,150	1,246
Senior notes EUR 1,000 million	6.00%	2025	1,043	1,134
Senior notes EUR 900 million	4.50%	2025	942	1,020
Senior notes EUR 750 million	1.63%	2028	779	844
Senior notes EUR 700 million (3)	3.25%	2022	—	307
Senior notes EUR 700 million	1.88%	2027	729	792
Senior notes USD 3,500 million	3.15%	2026	3,496	3,496
Senior notes USD 3,000 million	2.80%	2023	1,453	1,453
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (2) (*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (1) (*)	5.13%	2029	1,000	1,000
Senior notes USD 844 million	2.95%	2022	715	715
Senior notes USD 789 million	6.15%	2036	783	783
Senior notes CHF 350 million	0.50%	2022	366	382
Senior notes CHF 350 million	1.00%	2025	367	383

Total senior notes			22,144	23,118
Other long-term debt			2	2
Less current maturities			(1,696)	(1,403)
Less debt issuance costs			(87)	(100)

Total senior notes and loa n s			$20,363	$21,617

(1)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(2)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(3)	In April 2022, Teva repaid $296 million of its 3.25% senior notes at maturity.
(*)	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8 c .
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.

Teva’s
debt as of June 30, 2022
was
effectively denominated in the following currencies: 63% in U.S. dollar, 34% in euro and 3% in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily, as of June 30, 2022, its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022 (“RCF”).
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Under the terms of the RCF, the leverage ratio shall not exceed 4.50x in the second and third quarters of 2022, 4.25x in the fourth quarter of 2022, 4.00x in the first, second and third quarters of 2023, 3.75x in the fourth quarter of 2023 and 3.50x in 2024 and onwards.
The RCF can be used for general corporate purposes, including repaying existing debt. As of June 30, 2022 and as of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
NOTE 8 – Derivative instruments and hedging activities:
a. Foreign exchange risk management:
In the first six months of 2022, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
The Company enters into forward exchange contracts, purchases and writes options in order to hedge the currency exposure on balance sheet items, revenues and expenses. In addition, the Company takes measures to reduce exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the subsidiaries within Teva. The currency hedged items are usually denominated in the following main currencies: the euro, the Swiss franc, the Japanese yen, the British pound, the Russian ruble, the Canadian dollar, the Polish zloty, new Israeli shekel, the Indian rupee and other European and Latin American currencies. Depending on market conditions, foreign currency risk is also managed through the use of foreign currency debt.
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
c. Bifurcated embedded derivatives:
Upon issuance of sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and absolute greenhouse gas emissions reduction, which were bifurcated and are accounted for separately as derivative financial instruments. As of June 30, 2022
,
the fair value of these derivative instruments is negligible.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

d. Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value

	Not designated as hedging instruments

	June 30, 2022	December 31, 2021

Reported under	(U.S. $ in millions)

Asset derivatives:
Other current assets:
Option and forward contracts	$69	$30
Liability derivatives:
Other current liabilities:
Option and forward contracts	(37)	(23)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues

	Three months ended,		Three months ended,

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Reported under	(U.S. $ in millions)

Line items in which effects of hedges are recorded	$211	$274	$(3,786)	$(3,910)
Option and forward contracts (1)	(38)	27	—	—
Option and forward contracts economic hedge (2)	—	—	(16)	15

	Financial expenses, net		Net revenues

	Six months ended,		Six months ended,

	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Reported under	(U.S. $ in millions)

Line items in which effects of hedges are recorded	$468	$564	$(7,447)	$(7,892)
Option and forward contracts (1)	(43)	(43)	—	—
Option and forward contracts economic hedge (2)	—	—	(35)	(13)

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

(2)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, the Swiss franc, the Japanese yen, the British pound, the Russian ruble, the Canadian dollar and some other currencies to protect its projected operating results for 2022 and 2021. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In the first six months of 2022, the positive impact from these derivatives recognized under revenues was $35 million. In the first six months of 2021, the positive impact from these derivatives recognized under revenues was $13 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward starting interest rate swaps and treasury lock agreements, losses of $7 million and $8 million were recognized under financial expenses, net for each of the three months ended June 30, 2022 and 2021, respectively, and losses of $15 million and $16 million were recognized under financial expenses, net for each of the six months ended June 30, 2022 and 2021, respectively.
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
With respect to the interest rate swap and cross-currency swap agreements, gains of $
1
 million were recognized under financial expenses, net for each of the three months ended June
30
,
2022
and
2021
, respectively, and gains of $
2
 million and $
1
 million were recognized under financial expenses, net for the six months ended June
30
,
202
2
and
202
1
, respectively.

NOTE 9 – Legal settlements and loss contingencies:
In the second quarter of 2022, Teva recorded expenses of $729 million in legal settlements and loss contingencies, compared to $6 million in the second quarter of 2021. The expenses in the second quarter of 2022 were mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases.
 See note 10.
In the first six months of 2022, Teva recorded an expense of $1,854 million in legal settlements and loss contingencies, compared to an
expense of $110 million in the first six months of 2021. The expense in the first six months of 2022 was mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases. The expense in the first six months of 2021 was mainly due to the provision for the carvedilol patent litigation.
As of June 30, 2022 and December 31, 2021, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $3,928 million and $2,710 million, respectively. In connection with Teva’s provision for legal settlements and loss contingencies as of December 31, 2021, related to the Ontario Teachers Securities Litigation, Teva also recognized an insurance receivable.

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
Intellectual Property Litigation
From time to time, Teva seeks to develop generic and biosimilar versions of patent-protected pharmaceuticals and biopharmaceuticals for sale prior to patent expiration in various markets. In the United States, to obtain approval for most generics prior to the expiration of the originator’s patents, Teva must challenge the patents under the procedures set forth in the Hatch-Waxman Act of 1984, as amended. For many biosimilar products that are covered by patents, Teva participates in the “patent dance” procedures of the Biologics Price Competition and Innovation Act (BPCIA), which allow for the challenge to originator patents prior to obtaining biosimilar product approval. To the extent that Teva seeks to utilize such patent challenge procedures, Teva is and expects to be involved in patent litigation regarding the validity, enforceability or infringement of the originator’s patents. Teva may also be involved in patent litigation involving the extent to which its product or manufacturing process techniques may infringe other originator or third-party patents.
Additionally, depending upon a complex analysis of a variety of legal and commercial factors, Teva may, in certain circumstances, elect to market a generic or biosimilar version of the product even though litigation is still pending. To the extent Teva elects to proceed in this manner, it could face substantial liability for patent infringement if the final court decision is adverse to Teva, which could be material to its results of operations and cash flows in a given period.
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
In July 2014, GlaxoSmithKline (“GSK”) sued Teva in the District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury trial was held and the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre-
or post-judgment interest or a multiplier for willfulness. Thereafter, the judge overturned the jury verdict, finding no induced infringement by Teva and that Teva did not owe any damages. On August 5, 2021, the Court of Appeals for the Federal Circuit issued a two-to-one
decision reinstating the $235.5 million verdict and finding Teva liable for patent infringement. On February 11, 2022, the Court of Appeals for the Federal Circuit denied rehearing. Teva appealed this decision to the U.S. Supreme Court on July 11, 2022. While that appeal is pending, the case is remanded to the district court for proceedings on Teva’s other legal and equitable defenses that have not yet been considered by the district court. In the first quarter of 2021, Teva recognized a provision based on its offer to settle such matter.
In October 2016, Adapt and Emergent Biosciences Inc. (“EBSI”) sued Teva in the District Court for the District of New Jersey, asserting infringement of its patents expiring in 2035, as a result of Teva’s filing of its Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Narcan
®
nasal spray. In June 2020, the court issued a decision finding all of EBSI’s patents expiring in 2035, to be invalid. On December 22, 2021, Teva launched its generic version of Narcan
®
nasal spray. On February 10, 2022, the Court of Appeals for the Federal Circuit affirmed the lower court decision finding that EBSI’s patents are invalid. On May 5, 2022, the Court of Appeals for the Federal Circuit denied EBSI’s petition for rehearing. EBSI still has the opportunity to seek further review from the U.S. Supreme Court. If Teva ultimately loses the case, Teva may be ordered to cease commercial sales or donations of its generic product and/or pay damages to EBSI. Annual sales of Narcan
®
in the U.S. were approximately $434 million at the time Teva launched its generic version in December 2021.
Product Liability Litigation
Teva’s business inherently exposes it to potential product liability claims. Teva maintains a program of insurance, which may include commercial insurance, self-insurance (including direct risk retention), or a combination of both types of insurance, in amounts and on terms that it believes are reasonable and prudent in light of its business and related risks. However, Teva sells, and will continue to sell, pharmaceuticals that are not covered by its product liability insurance; in addition, it may be subject to claims for which insurance coverage is denied as well as claims that exceed its policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, Teva may not be able to obtain the type and amount of insurance it desires, or any insurance on reasonable terms, in all of its markets.
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan are allegedly found in the active pharmaceutical ingredient (“API”) supplied by multiple API manufacturers. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts against Teva and numerous other manufacturers. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. Teva is not named in complaints with respect to irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring class claims. Defendants’ motions to dismiss in the valsartan, losartan and irbesartan MDL were denied in part and granted in part and plaintiffs have filed amended complaints. In the ranitidine MDL, the generics manufacturers’ motions to dismiss have been granted, although certain plaintiffs have appeals pending. Teva, as well as

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

other generic manufacturers, is also named in several state court actions asserting allegations similar to those in the ranitidine MDL and the valsartan and losartan MDL. The state court valsartan and losartan actions are pending in New Jersey and Delaware and are currently stayed. The state court ranitidine cases naming Teva are pending in California, Illinois, Pennsylvania and New York. In addition to these MDLs, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. Defendants’ motion to dismiss the plaintiffs’ amended metformin complaint from June 2021, was granted without prejudice with respect to the consumer economic loss plaintiffs and granted in part and denied in part with respect to the end payor plaintiffs. Plaintiffs were granted leave to file a second amended complaint. Similar lawsuits are pending in Canada and Germany.
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
In June 2013, the U.S. Supreme Court held, in Federal Trade Commission (“FTC”) v. Actavis, Inc., that a rule of reason test should be applied in analyzing whether such settlements potentially violate the federal antitrust laws. The Supreme Court held that a trial court must analyze each agreement in its entirety in order to determine whether it violates the antitrust laws. This new test has resulted in increased scrutiny of Teva’s patent settlements, additional action by the FTC and state and local authorities, and an increased risk of liability in Teva’s currently pending antitrust litigations.
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
Putative classes of direct-purchaser and
end-payer
plaintiffs have filed antitrust lawsuits (which have since been coordinated in federal court in Delaware) against Amgen and Teva alleging that the January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated the antitrust laws. On November 30, 2020, the district court denied Teva’s motion to dismiss in part, and on February 16, 2021, plaintiffs filed amended complaints. On March 30, 2021, Teva again moved to dismiss those claims based on plaintiffs’ failure to allege both that the settlement violated the antitrust laws and that the settlement caused any actual injury to plaintiffs. On March 11, 2022, the district court denied Teva’s motion to dismiss in part. Teva has requested that the district court certify its rulings for review by the United States Court of Appeals for the Third Circuit, and is awaiting the court’s decision. Annual sales of Sensipar
®
in the United States were approximately $1.4 billion at the time Teva launched its generic version of Sensipar
®
in December 2018, and at the time of the January 2, 2019 settlement.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In August 2019, certain direct-purchaser plaintiffs filed claims in federal court in Philadelphia naming Teva and its affiliates as defendants alleging that certain patent litigation settlement agreements relating to AndroGel
®
1% (testosterone gel) violate the antitrust laws, specifically the September 2006 patent litigation settlement between Watson Pharmaceuticals, Inc. (“Watson”), from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”), and a December 2011 settlement between Teva and AbbVie. Those claims remain pending. Annual sales of AndroGel
®
1% were approximately $350 million at the time of the earlier Watson/Solvay settlement and approximately $140 million at the time Actavis launched its generic version of AndroGel
®
1% in November 2015. A provision for these matters and related litigations in Georgia that have since been settled was included in the financial statements.
Between September 1, 2020 and December 20, 2020, separate plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on March 15, 2021, plaintiffs filed amended complaints, which Teva, Actavis, and Watson moved to dismiss. On January 24, 2022, the court dismissed plaintiffs’ amended complaints without prejudice. The plaintiffs filed amended complaints on February 22, 2022, which defendants (including Teva, Actavis and Watson) moved to dismiss on April 19, 2022, and those motions remain pending. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
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
®
, Truvada
®
, and Atripla
®
. Plaintiffs allege that the settlements contain improper reverse payments that delayed the availability of Teva’s generic products, in violation of the federal antitrust laws and state law. Several recently filed cases are in the process of being coordinated with the existing litigation in the Northern District of California, and any effect those cases may have on the overall case schedule remains unclear. On February 16, 2022, Teva moved to dismiss the claims by certain private plaintiffs but that motion was denied. However, Teva has successfully moved to limit the potential damages period as to certain private plaintiffs. On August 5, 2021, Teva moved to dismiss the complaint brought by the State of New Mexico, and on December 20, 2021, the trial court denied Teva’s motion. The trial court certified the decision as appropriate for interlocutory appeal, but on April 8, 2022, the appellate court in New Mexico declined to accept the appeal. Teva has appealed the decision to the New Mexico Supreme Court, and that appeal remains pending. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
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
(E.D. Pa.). The indictment alleges Teva USA participated in three separate conspiracies with certain other generic drug manufacturers to maintain and fix prices, allocate customers, and other alleged antitrust offenses concerning the sale of generic drugs. The indictment identified the following generic drugs: Pravastatin, Carbamazepine, Clotrimazole, Etodolac (IR and ER), Fluocinonide (Cream
E-Cream,
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
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products. On June 10, 2020, most, but not all, of the same states, with the addition

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

of the U.S. Virgin Islands, filed a third complaint in the District of Connecticut naming, among other defendants, Actavis, but not Teva USA, in a similar complaint relating to dermatological generics products. On September 9, 2021, the states’ attorneys general amended their third complaint to, among other things, add California as a plaintiff. In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 amended complaint, referenced above, along with certain complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. On February 9, 2021, Teva’s motion to reconsider that ruling was granted, and on May 7, 2021, the Court chose the attorneys’ general third complaint filed on June 10, 2020 and subsequently amended to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. Teva settled with the State of Mississippi for $925,000 in June 2021 and with the State of Louisiana for $1,450,000 in March 2022. Pursuant to these settlements, both states have dismissed their claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA. On December 9, 2021, the Court entered an order setting the schedule for the proceedings in the bellwether cases. The order did not include trial dates, but provides for the parties to complete briefing on motions for summary judgement in early 2024. On March 30, 2022, the State of Alabama voluntarily dismissed all of its claims in the litigation, including its claims against Actavis and Teva USA, without prejudice. On June 7, 2022, the Court dismissed the attorneys’ general claims for monetary relief under federal law, concluding that the federal statute under which the attorneys general brought suit authorizes injunctive relief only. However, the attorneys general have pending claims for monetary relief under state law.
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
In April 2021, a city and county in Washington sued Teva in the United States District Court for the Western District of Washington for alleged violations of the Racketeer Influenced and Corrupt Organizations Act, Washington’s Consumer Protection Act, and unjust enrichment concerning Teva’s sale of COPAXONE. Plaintiffs purport to represent a nationwide class of health plans and a subclass of Washington-based health plans that purchased and/or reimbursed health plan members for COPAXONE. Plaintiffs allege that Teva engaged in several fraudulent schemes that resulted in

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

plaintiffs and the putative class members purchasing and/or reimbursing plan members for additional prescriptions of COPAXONE and/or at inflated COPAXONE prices. Plaintiffs seek treble damages for the excess reimbursements and inflated costs, as well as injunctive relief. On September 28, 2021, plaintiffs filed an amended complaint. On November 17, 2021, Teva moved to dismiss the suit, on the grounds that plaintiffs’ claims are barred by the applicable statutes of limitations and the direct purchaser rule, suffer from jurisdictional defects, and fail to plausibly allege fraud or other elements of their claims. That motion is fully briefed and a decision remains pending.
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) sued Teva in the District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, FWK Holdings, LLC, KPH Healthcare Servs., Inc. d/b/a Kinney Drugs, Inc., Meijer Inc., Meijer Distribution, Inc., Labor-Management Healthcare Fund, the Mayor and City Council of Baltimore, and the New York State Teamsters Council Health and Hospital Fund sued Teva in the District Court for the District of New Jersey on behalf of themselves and others similarly situated direct and indirect purchasers of COPAXONE. The complaints assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act. Plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva has moved to dismiss the complaint filed by Mylan on the grounds, among others, that none of its challenged conduct violates the law. That motion is fully briefed and a decision remains pending. Teva has also moved to dismiss the remaining complaints on similar grounds and the briefing on that motion is ongoing.
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
(N.D. Cal.). Other cases remain pending in various states. In some jurisdictions, such as Illinois, New York, Pennsylvania, South Carolina, Texas, Utah and West Virginia, certain state court cases have been transferred to a single court within their respective state court systems for coordinated pretrial proceedings. Complaints asserting claims under similar provisions of different state law generally contend that the defendants allegedly engaged in improper marketing and distribution of opioids, including ACTIQ
®
and FENTORA
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
On April 19, 2021, a bench trial in California (The People of the State of California, acting by and through Santa Clara County Counsel James R. Williams, et. al. v. Purdue Pharma L.P., et. al.) commenced against Teva and other defendants focused on the marketing of branded opioids. On December 14, 2021, the court issued its final judgment in favor of the defendants on all claims. Plaintiffs filed a notice of appeal of this judgment in February 2022. On June 29, 2021, a jury trial in New York (
In re Opioid Litigation
, Index No. 400000/2017) commenced against Teva and other defendants, focused on the marketing and distribution of opioids. The case was bifurcated between liability and damages. On December 30, 2021, the jury returned a liability verdict in favor of plaintiffs (the County of Suffolk, the County of Nassau and the State of New York) on the plaintiffs’ public nuisance claim. Teva and the plaintiffs filed post-trial motions with respect to the liability portion of the case, and Teva intends to appeal if its post-trial motions are denied. The court has not yet set a schedule for damages discovery or a date for the relief phase of the trial. Teva, the State of New York and its subdivisions remain actively engaged in settlement negotiations.

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
On July 21, 2021, it was announced that four other defendants (not including Teva) reached nationwide settlements, subject to certain conditions, which include payment of up to approximately $26 billion spread over up to
18 years. Teva has continued to work toward a nationwide settlement with the working group of States’ Attorneys General, the Multi-District Litigation Plaintiffs’ Executive Committee and counsel for Native American tribes (“Tribes”). In July 2022, the parties reached an agreement in principle on the financial terms of a final nationwide settlement similar in structure to the nationwide settlements of other defendants. The parties continue to work on memorializing the non-financial terms of the proposed nationwide settlement agreement. Under the financial terms of the proposed nationwide settlement agreement, Teva will pay up to
 $4.25
billion (including the already settled cases) plus approximately $100 million for the Tribes, spread over
13
years. This total includes the supply of up to

$1.2
billion of Teva’s generic version of Narcan® (naloxone hydrochloride nasal spray)
,
valued at wholesale acquisition cost
,
over
10
years or
cash at
20% of the wholesale acquisition cost
($240 million) in lieu of product. The nationwide settlement agreement is contingent upon (i) final documentation among the working group and Teva, and reaching the thresholds for participation that will be set forth in the final agreement; and (ii) Teva reaching an agreement with Allergan with respect to any indemnification obligations, and Allergan reaching a nationwide opioids settlement. No other trials currently are scheduled against Teva in 2022 in any opioids matter, with the possible exception of the relief phase of the trial in the New York opioids litigation. If the nationwide settlement agreement is not finalized, additional trials are expected to proceed in several states in 2023.
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
On February 4, 2022, the Company reached an agreement with the Attorney General of the State of Texas that settles Texas’ and its subdivisions’ opioid-related claims. On March 10, 2022, Texas confirmed that at least 96% of the population of subdivisions formally released Teva as part of the settlement. Under the terms of the settlement, Teva will pay Texas $150 million over a
15-year
period and will provide its generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at $75 million (wholesale acquisition cost) over 10 years.
On March 21, 2022, Teva reached an agreement with the Attorney General of Rhode Island that settles Rhode Island’s and its subdivisions’ opioid-related claims. Under the terms of the settlement, Teva will pay Rhode Island $21 million over 13 years, in addition to attorneys’ fees and costs, and will provide its generic version of Narcan
®
(naloxone hydrochloride nasal spray) and a significant amount of buprenorphine naloxone sublingual tablets known by the brand name Suboxone
®
, together valued at $78.5 million (wholesale acquisition cost) over 10 years.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On March 30, 2022, Teva reached an agreement with the Attorney General of Florida that settles Florida’s and its subdivisions’ opioid-related claims. Under the terms of the settlement, Teva will pay Florida $177 million over
15-years,
in addition to attorneys’ fees and costs, and will provide its generic version of Narcan
®
(naloxone hydrochloride nasal spray) valued at $84 million (wholesale acquisition cost) over 10 years.
On May 24, 2022, Teva reached an agreement in principle with the Attorney General of West Virginia that settles West Virginia’s and its subdivisions’ opioid-related claims. Under the terms of the settlement, Teva will pay West Virginia $75 million over
15-years,
in addition to attorneys’ fees and costs, and will provide its generic version of Narcan
®
(naloxone hydrochloride nasal spray) valued at $27 million (wholesale acquisition cost) over 10 years.
On July 12, 2022, Teva reached an agreement in principle with the City and County of San Francisco and the People of the State of California that settles opioid-related claims asserted on behalf of the City and County of San Francisco. Teva will provide San Francisco $20.3 million over 13 years, in addition to attorneys’ fees and costs, and will provide its generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at $20 million (wholesale acquisition cost), over 10 years.
In light of the agreement in principle on the nationwide settlement between Teva, and the States’ Attorneys General, their subdivisions and the Tribes, Teva’s potential indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements with Texas, Florida, Louisiana, Rhode Island, West Virginia and San Francisco, the verdict in New York, decisions in California and Oklahoma, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has reconsidered the potential settlement outcome and revised its provision. The revised provision is a reasonable estimate of the ultimate costs in the likely event that the nationwide settlement is finalized under its current proposed terms and conditions, after discounting payments to states to their net present value. However, if the nationwide settlement is not finalized for the entirety of the remaining cases, a reasonable upper end of a range of loss cannot be determined. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
In August 2019, Teva received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act. In September 2019, Teva received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. This was followed by a Statement of Charges and Notice of Hearing filed by the NYDFS, although no merits hearing date is currently set. Currently, Teva cannot predict how the
nationwide settlement (if finalized) will affect these investigations and administrative actions. In addition, a number of State Attorneys General, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of Teva and its affiliates with respect to opioids. Other states are conducting their own investigations outside of the multistate group. Teva is cooperating with these ongoing investigations and cannot predict their outcome at this time.
In addition, several jurisdictions and consumers in Canada have initiated litigation regarding opioids alleging similar claims as those in the United States. The cases in Canada are in their early stages.
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff in that action filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. The amended complaint seeks unspecified damages, legal fees, interest, and costs. In July 2017, August 2017, and June 2019, other putative securities class actions were filed in other federal courts based on similar allegations, and those cases have been transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors seeking unspecified compensatory damages, legal fees, costs and expenses. The similar claims in these complaints have been brought on behalf of plaintiffs, in various forums across the country, who have indicated that they intend to
“opt-out”
of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. Pursuant to that consolidation order, plaintiffs in several of the
“opt-out”
cases filed amended complaints on May 28, 2020. On January 22, 2021, the Court

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. Those
“opt-out”
plaintiffs moved for reconsideration, which was denied on March 30, 2021. On May 24, 2021, Teva moved to dismiss a majority of the
“opt-out”
complaints on various other grounds. Those motions are still pending. The Ontario Teachers Securities Litigation plaintiffs’ Motion for Class Certification and Appointment of Class Representatives and Class Counsel was granted on March 9, 2021, to which Teva’s appeal was denied. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. Pursuant to an agreement between the Company and its insurance carriers, the insurance carriers provided the vast majority of the total settlement amount, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. A number of
“opt-out”
complaints still remain outstanding, and motions to approve securities class actions were also filed in the Tel Aviv District Court in Israel with similar allegations to those made in the Ontario Teachers Securities Litigation.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the above referenced August 2020 False Claims Act complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On March 25, 2022, the court granted in part and denied in part Teva’s and the individual defendants’ motion to dismiss the corrected amended complaint, (i) holding that the plaintiffs’ complaint failed to plead that certain public statements regarding Teva’s compliance with the law were misleading, (ii) holding that two alleged partial corrective disclosures did not establish loss causation and cannot serve as the basis for plaintiff’s claimed loss, (iii) dismissing all claims against one of the individual defendants, and (iv) otherwise denying the motion to dismiss. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Other Matters
On February 1, 2018, former shareholders of Ception Therapeutics, Inc., a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege that Cephalon breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR
®
(reslizumab) for the treatment of eosinophilic esophagitis (“EE”). The plaintiffs claim damages of at least $200 million, an amount they allege is equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). Defendants moved to dismiss the complaint and on December 28, 2018, the court granted the motion in part and dismissed all of plaintiffs’ claims, except for their claim against Cephalon for breach of contract. In November 2021, plaintiffs moved to amend their complaint to, among other things, reassert claims against the Company and Teva USA, but the plaintiffs later stipulated to filing a new amended complaint that includes claims against Teva USA but not the Company, in exchange for Teva USA’s agreement to guarantee any judgment entered against Cephalon in the litigation. Plaintiffs filed that amended complaint on July 12, 2022. Trial in this matter is currently scheduled for September 2022.
NOTE 11 – Income taxes:
In the second quarter of 2022, Teva recognized a tax benefit of $900 million, on pre-tax
loss of $1,160 million. In the second quarter of 2021, Teva recognized a tax expense of $98 million, on pre-tax
income of $308
million.
In the second quarter of 2022, one of Teva’s U.S. subsidiaries was determined to be insolvent for tax purposes (i.e., its liabilities exceeded the fair market value of its assets), mainly in light of its accumulated operational losses. Consequently, Teva will recognize on its 2022 tax return, a worthless stock deduction of approximately $4.2 billion, with related tax benefit of approximately $850 million.
Teva’s tax rate for the second quarter of 2022 was mainly affected by the realization of losses related to its investment in one of its U.S. subsidiaries mentioned above, as well as impairments, legal settlements, adjustments to valuation allowances on deferred tax assets and interest expense disallowances.
In the first six months of 2022, Teva recognized a tax benefit of $899 million, on pre-tax
loss of $2,131 million. In the first six months of 2021, Teva recognized a tax expense of $159 million, on pre-tax
income of $451
million.
Teva’s tax rate for the first six months of 2022 was mainly affected by the realization of losses related to its investment in one of its U.S. subsidiaries mentioned above, as well as impairments, legal settlements, adjustments to valuation allowances on deferred tax assets and interest expense disallowances.
The statutory Israeli corporate tax rate is 23% in 2022. Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, interest expense disallowances, tax benefits in Israel and other countries, as well as infrequent or non-recurring
items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is scheduled to begin in November 2022. A final and binding decision against Teva in this case may lead to an impairment of
$133 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The Israeli tax authorities issued tax assessment decrees for 2008-2012 and 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2012 and 2013-2016 decrees before the Central District Court in Israel.
In October 2021, the Central District Court in Israel held in favor of the Israeli tax authorities with respect to 2008-2011 decrees. The case with respect to 2012-2016 remains pending with similar legal claims. The October 2021 Central District Court decision found that Teva has a tax liability to the Israeli government for 2008-2011 of approximately $350 million, of which a portion is being paid in cash during 2022 and 2023, and the remaining portion is being offset by carried forward losses that Teva would otherwise be entitled to. Teva appealed the decision to the Israeli Supreme Court and expects the appeal hearings to begin in early 2023.
The Company believes it has adequately provided for all of its uncertain tax positions, including those items currently under dispute, however, adverse results could be material.

NOTE 12 – Other assets impairments, restructuring and other
items:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$14	$32	$30	$80
Contingent consideration	61	(19)	94	(16)
Restructuring	35	(13)	92	69
Other	8	28	30	33

Total	$118	$28	$246	$165

(1)	Including impairments related to exit and disposal activities.
Impairments
Impairments of tangible assets for the three months ended June 30, 2022 and 2021 were $14 million and $32 million, respectively. The impairment for the three months ended June 30, 2021 was mainly related to certain assets in Europe.
Impairments of tangible assets for the six months ended June 30, 2022 and 2021 were $30 million and $80 million, respectively.
 The impairment for the six months ended June 30, 2022 was mainly related to certain assets in North America. The impairment for the six months ended June 30, 2021 was mainly related to certain assets in Europe.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities.
Contingent consideration
In the three months ended June 30, 2022, Teva recorded an expense of $61 million for contingent consideration, compared to an income of $19 million in the three months ended June 30, 2021. The expense in the second quarter of 2022 and the income in the second quarter of 2021 were mainly related to changes in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition.
In the six months ended June 30, 2022, Teva recorded an expense of $94 million for contingent consideration, compared to an income of $16 million in the six months ended June 30, 2021. The expense in the first six months of 2022
, and the income in the first six months of 2021 were
mainly related to change
s
in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Restructuring
In the three months ended June 30, 2022, Teva recorded $35 million of restructuring expenses, compared to $13 million of restructuring income
 in the three months ended June 30, 2021.
The expenses for the three months
ended June 30, 2022 were primarily related to network consolidation activities and residual expenses of the restructuring plan announced in 2017. The income for the three months ended June 30, 2021 was primarily related to reassessment of the estimate of a prior employee termination provision.

In

the six months ended June 30, 2022, Teva recorded $
92
 million of restructuring expenses, compared to $
69
 million in the six months ended June 30, 2021. The expenses for the six months ended June 30, 2022 and June 30, 2021 were primarily related to network consolidation activities and residual expenses of the restructuring plan announced in 2017.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide the components of restructuring costs:

	Three months ended June 30,
	2022	2021
	(U.S. $ in millions)
Restructuring
Employee termination	$11	$(19)
Other	24	6

Total	$35	$(13)

	Six months ended June 30,
	2022	2021
	(U.S. $ in millions)
Restructuring
Employee termination	$63	$61
Other	29	8

Total	$92	$69

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2022	$(131)	$(7)	$(138)
Provision	(63)	(29)	(92)
Utilization and other*	74	29	103

Balance as of June 30, 2022	$(120)	$(7)	$(127)

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2021	$(115)	$(7)	$(122)
Provision	(61)	(8)	(69)
Utilization and other*	56	8	64

Balance as of June 30, 2021	$(120)	$(7)	$(127)

*	Includes adjustments for foreign currency translation.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In the second quarter of 2020, Teva’s operations in its manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. During the second half of 2020, Teva completed partial remediation of this issue and restarted limited supply from its Goa facilities. The site experienced some additional delays in the first quarter of 2021 due to labor related issues, but the situation stabilized during the second quarter of 2021. The water supply remediation is expected to be completed during the third quarter of 2022, and in the meantime the site is operating under an interim water solution without any material impact expected on compliance and supply capacity. The impact to Teva’s financial results for the three and six months ended June 30, 2022 was immaterial.

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
to the Irvine facility with ten observations and, on December 17, 2021, the FDA notified the Company that the inspection classification of this site is “official action indicated” (“OAI”). Teva began working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (“CGMP”) requirements, and was in discussions with the FDA Drug Shortage Staff (DSS) and FDA Office of Manufacturing Quality (OMQ) to recommence distribution, release and manufacture of certain medically necessary products from the site under defined controls and protocols.
On March 22, 2022, the Company announced its decision to permanently cease all manufacturing activities and to close the site, and to transfer certain products to other facilities. Teva will remain in contact with FDA regarding the status of the Irvine, California site to ensure that the Company continues to comply with all relevant CGMP requirements, particularly those involved with product transfers to other sites within the Teva network.
If Teva is unable to address FDA inspection issues satisfactorily, it could be subject to additional regulatory actions. Teva has considered these developments and, during the six months ended June 30, 2022, recorded $73 million costs in its financial statements related to this matter. Teva will continue to assess potential financial implications, including loss of revenues, impairments, inventory write offs, customer penalties, costs of additional remediation and/or FDA enforcement actions.

NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, including fully vested restricted share units (“RSUs”) and performance share units (“PSUs”) during the period, net of treasury shares.
In computing diluted loss per share for the three months ended June 30, 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
In computing diluted earnings per share for the three months ended June 30, 2021, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the six months ended June 30, 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
In computing diluted earnings per share for the six months ended June 30, 2021, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended June 30, 2022, and 2021, were 1,110 and 1,109 shares, respectively.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the six months ended June 30, 2022, and 2021, were 1,109 and 1,108 shares, respectively.
Basic and diluted loss per share was $0.21 for the three months ended June 30, 2022, compared to basic and diluted earnings per share of $0.19 for the three months ended June 30, 2021. Basic and diluted loss per share was $1.07 for the six months ended June 30, 2022, compared to basic and diluted earnings per share of $0.26 for the six months ended June 30, 2021.

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2021, net of taxes	$(2,274)	$(324)	$(85)	$(2,683)

Other comprehensive income (loss) before reclassifications	(127)	—	—	(127)
Amounts reclassified to the statements of income	—	14		14

Net other comprehensive income (loss) before tax	(127)	14	—	(113)

Corresponding income tax	(5)	—	—	(5)

Net other comprehensive income (loss) after tax*	(132)	14	—	(118)

Balance as of June 30, 2022, net of taxes	$(2,406)	$(310)	$(85)	$(2,801)

*	Amounts do not include a $150 million loss from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2020, net of taxes	$(1,919)	$(363)	$(117)	$(2,399)

Other comprehensive income (loss) before reclassifications	(77)		—	(77)
Amounts reclassified to the statements of income	—	18	1	19

Net other comprehensive income (loss) before tax	(77)	18	1	(58)

Corresponding income tax	15	(4)	—	11

Net other comprehensive income (loss) after tax*	(62)	14	1	(47)

Balance as of June 30, 2021, net of taxes	$(1,981)	$(349)	$(116)	$(2,446)

*	Amounts do not include a $68 million loss from foreign currency translation adjustments attributable to non-controlling interests.
NOTE 15 – Segments:
Teva operates its business and reports its financial results in three segments:

(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries other than those in the North America and Europe segments.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

a.

Seg
ment
information:

	Three months ended June 30,
	2022
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,904	$1,171	$454
Gross profit	1,010	703	242
R&D expenses	147	56	19
S&M expenses	256	196	99
G&A expenses	127	63	30
Other income	(1)	(1)	(1)

Segment profit	$481	$389	$95

	Three months ended June 30,
	2021
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,943	$1,184	$485
Gross profit	1,040	661	270
R&D expenses	162	63	18
S&M expenses	255	209	105
G&A expenses	106	47	25
Other income	(5)	§	(1)

Segment profit	$521	$343	$123

§ Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Six months ended June 30,
	2022
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$3,641	$2,327	$946
Gross profit	1,899	1,397	528
R&D expenses	289	114	39
S&M expenses	501	393	196
G&A expenses	239	122	60
Other income	(12)	(1)	(41)

Segment profit	$883	$769	$274

	Six months ended June 30,
	2021
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$3,932	$2,398	$975
Gross profit	2,114	1,349	530
R&D expenses	322	129	35
S&M expenses	483	424	201
G&A expenses	218	117	51
Other income	(7)	(1)	(3)

Segment profit	$1,098	$680	$245

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three and six months ended June 30, 2022 and 2021:

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(U.S. $ in millions)		(U.S. $ in millions)

North America profit	$481	$521	$883	$1,098
Europe profit	389	343	769	680
International Markets profit	95	123	274	245

Total reportable segments profit	964	987	1,926	2,023
Profit of other activities	55	47	107	87

Total segments profit	1,019	1,034	2,032	2,111
Amounts not allocated to segments:
Amortization	212	173	412	414
Other assets impairments, restructuring and other items	118	28	246	165
Goodwill impairment	745	—	745
Intangible assets impairments	51	195	199	274
Legal settlements and loss contingencies	729	6	1,854	110
Other unallocated amounts	113	50	240	132

Consolidated operating income (loss)	(949)	582	(1,662)	1,015

Financial expenses, net	211	274	468	564

Consolidated income (loss) before income taxes	$(1,160)	$308	$(2,131)	$451

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three and six months ended June 30, 2022 and 2021:

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(
Unaudited)

North America	Three months ended June 30,
	2022	2021
	(U.S. $ in millions)

Generic products	$1,026	$951
AJOVY	49	46
AUSTEDO	204	174
BENDEKA®/TREANDA®	83	106
COPAXONE	94	152
Anda	308	316
Other	139	199

Total	$1,904	$1,943

North America	Six months ended June 30,
	2022	2021
	(U.S. $ in millions)

Generic products	$1,925	$2,004
AJOVY	86	77
AUSTEDO	358	320
BENDEKA/TREANDA	165	197
COPAXONE	180	315
Anda	650	605
Other	278	414

Total	$3,641	$3,932

Europe	Three months ended June 30,
	2022	2021
	(U.S. $ in millions)

Generic products	$873	$878
AJOVY	29	19
COPAXONE	72	100
Respiratory products	65	85
Other	131	102

Total	$1,171	$1,184

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Europe	Six months ended June 30,
	2022	2021
	(U.S. $ in millions)
Generic products	$1,749	$1,742
AJOVY	60	35
COPAXONE	144	201
Respiratory products	137	179
Other	238	242

Total	$2,327	$2,398

International markets	Three months ended June 30,
	2022	2021
	(U.S. $ in millions)
Generic products	$394	$407
AJOVY	10	5
COPAXONE	9	7
Other	40	65

Total	$454	$485

International markets	Six months ended June 30,
	2022	2021
	(U.S. $ in millions)
Generic products	$782	$799
AJOVY	16	7
COPAXONE	20	19
Other	128	150

Total	$946	$975

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are classified in the tables below in one of the three categories of fair value levels:

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$451	$—	$—	$451
Cash, deposits and other	1,607	—	—	1,607
Investment in securities:
Equity securities	10	—	—	10
Other	5	—	1	6
Restricted cash	33	—	—	33
Derivatives:
Asset derivatives—options and forward contracts	—	69	—	69
Liability derivatives:
Options and forward contracts	—	(37)	—	(37)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(205)	(205)

Total	$2,106	$32	$(204)	$1,934

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$220	$—	$—	$220
Cash, deposits and other	1,945	—	—	1,945
Investment in securities:
Equity securities	18	—	—	18
Other	6	—	1	7
Restricted cash	33	—	—	33
Derivatives:
Asset derivatives—options and forward contracts	—	30	—	30
Liability derivatives:
Options and forward contracts	—	(23)	—	(23)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	$—	—	(176)	(176)

Total	2,222	$7	$(175)	$2,054

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

Teva determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor of 100% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied ranged from 8.3% to 11.2%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 8.8%. The contingent

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Six months ended June 30, 2022	Six months ended June 30, 2021
	(U.S. $ in millions)
Fair value at the beginning of the period	$(175)	(258)
Redemption of debt securities	—	(9)
Bifurcated embedded derivatives	§	—
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(92)	22
Eagle transaction	(2)	(7)
Settlement of contingent consideration:
Actavis Generics transaction	30	—
Eagle transaction	46	48
Additional contingent consideration resulting from Novetide acquisition*	(11)	—

Fair value at the end of the period	$(204)	$(204)

§	Represents an amount less than $0.5 million.
*
In January 2022, Teva acquired 100% ownership of Novetide Ltd. (“Novetide”), which was previously accounted for as “investment in associated companies.” This
 transaction was accounted for as a business combination. Total consideration for the transaction included cash and certain contingent royalty payments through 2034. As part of the transaction, Teva recognized a gain under “Share in (profits) losses of associated companies, net”, reflecting the difference between the book value of its investment in Novetide and its fair value as of the date Teva completed its acquisition.

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	June 30,	December 31,
	2022	2021
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$17,481	$21,477
Senior notes and convertible senior debentures included under short-term debt	1,702	1,426

Total	$19,183	$22,903

*	The fair value was estimated based on quoted market prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During the second quarter of 2022, we have not experienced material delays in the production and distribution of medicines. The
COVID-19
pandemic has had an effect on our suppliers, which led to minimal delays or disruptions in our materials supply. However, the supply chain supporting our key products – specialty, generics and API – remains largely uninterrupted, with adequate product inventory across our network and redundancy plans in place to address potential shortfalls, if any. Our facilities that research, manufacture, order, pack, distribute and provide critical customer and patient services remain largely uninterrupted as well, and are currently functioning to meet demand for essential medicines for patients throughout the world.
During the second quarter of 2022, we have experienced delays in some clinical trials due to slow-downs of recruitment for studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization
of regulatory agencies and delays in
pre-commercial
launch activities. We may experience further delays if the pandemic continues for an extended period of time, including as a result of the emergence of new
COVID-19
variants.
The long-term effects of the pandemic cannot be predicted at this time and would depend on the duration and severity of the pandemic and the restrictive measures put in place to control its impact. Although no one can predict future demand for pharmaceutical products, market dynamics or the scope or duration of the financial and other challenges arising from the pandemic, it is possible that we will continue to see variable demand in future periods. We do not currently anticipate that the ongoing
COVID-19
pandemic will have a material impact on our 2022 financial results.
Highlights
Significant highlights in the second quarter of 2022 included:

•
Revenues in the second quarter of 2022 were $3,786 million, a decrease of 3% compared to the second quarter of 2021, or an increase of 1% in local currency terms. This increase in local currency terms was mainly due to higher revenues from generic products in our Europe and North America segments, partially offset by lower revenues from COPAXONE and BENDEKA/TREANDA in our North America segment.

•
Our North America segment generated revenues of $1,904 million and profit of $481 million in the second quarter of 2022. Revenues decreased by 2% compared to the second quarter of 2021. Profit decreased by 8% compared to the second quarter of 2021.

•
Our Europe segment generated revenues of $1,171 million and profit of $389 million in the second quarter of 2022. Revenues decreased by 1% in U.S. dollars, but increased by 8% in local currency terms compared to the second quarter of 2021. Profit increased by 13% compared to the second quarter of 2021.

•
Our International Markets segment generated revenues of $454 million and profit of $95 million in the second quarter of 2022. Revenues decreased by 6% in U.S. dollars, but increased by 3% in local currency terms, compared to the second quarter of 2021. Profit decreased by 23% compared to the second quarter of 2021.

•
Our revenues from other activities in the second quarter of 2022 were $257 million, a decrease of 14% compared to the second quarter of 2021. In local currency terms, revenues decreased by 10% compared to the second quarter of 2021.

•
Exchange rate movements during the second quarter of 2022, net of hedging effects, negatively impacted revenues by $162 million, compared to the second quarter of 2021. See note 8d to our consolidated financial statements.

•
Impairments of identifiable intangible assets were $51 million in the second quarter of 2022, compared to $195 million in the second quarter of 2021. See note 5 to our consolidated financial statements.

•
We recorded a goodwill impairment charge of $745 million in the second quarter of 2022, of which $479 million is related to our International Markets reporting unit and $266 million is related to Teva’s API reporting unit. See note 6 to our consolidated financial statements.

•
We recorded expenses of $118 million for other asset impairments, restructuring and other items in the second quarter of 2022, compared to expenses of $28 million in the second quarter of 2021. See note 12 to our consolidated financial statements.

•
Legal settlements and loss contingencies expenses were $729 million in the second quarter of 2022, compared to $6 million in the second quarter of 2021. See note 9 to our consolidated financial statements.

•	Operating loss was $949 million in the second quarter of 2022, compared to an operating income of $582 million in the second quarter of 2021.

•	Financial expenses were $211 million in the second quarter of 2022, compared to $274 million in the second quarter of 2021.

•
In the second quarter of 2022, we recognized a tax benefit of $900 million, on pre-tax
loss of $1,160 million. In the second quarter of 2021, we recognized a tax expense of $98 million, on pre-tax
income of $308 million. See note 11 to our consolidated financial statements.

•
As of June 30, 2022, our debt was $22,082 million, compared to $23,043 million as of December 31, 2021. This decrease was mainly due to $680 million from exchange rate fluctuations and $296 million of senior notes repaid at maturity.

•
Cash flow generated from operating activities during the second quarter of 2022 was $123 million, compared to $218 million in the second quarter of 2021. This decrease was mainly due to payments related to legal settlements in the second quarter of 2022, partially offset by an increase in accounts payables.

•
During the second quarter of 2022, we generated free cash flow of $301 million, which we define as comprising: $123 million in cash flow generated from operating activities, $287 million in beneficial interest collected in exchange for securitized accounts receivables and $18 million in proceeds from divestitures of businesses and other assets, partially offset by $127 million in cash used for capital investment. During the second quarter of 2021, we generated free cash flow of $625 million. The decrease in the second quarter of 2022 resulted mainly from lower cash flow from operating activities as well as lower proceeds from sales of assets.

Results of Operations
Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022		2021
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,904	100%	$1,943	100%
Gross profit	1,010	53.0%	1,040	53.5%
R&D expenses	147	7.7%	162	8.4%
S&M expenses	256	13.4%	255	13.1%
G&A expenses	127	6.7%	106	5.5%
Other income	(1)	§	(5)	§

Segment profit*	$481	25.3%	$521	26.8%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the second quarter of 2022 were $1,904 million, a decrease of $39 million, or 2%, compared to the second quarter of 2021, mainly due to a decrease in revenues from COPAXONE and BENDEKA/TREANDA, partially offset by higher revenues from generic products.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Percentage Change
	2022	2021	2022-2021
	(U.S. $ in millions)
Generic products	$1,026	$951	8%
AJOVY	49	46	9%
AUSTEDO	204	174	17%
BENDEKA/TREANDA	83	106	(22%)
COPAXONE	94	152	(38%)
Anda	308	316	(2%)
Other	139	199	(30%)

Total	$1,904	$1,943	(2%)

Generic products
revenues in our North America segment (including biosimilars) in the second quarter of 2022 were $1,026 million, an increase of 8% compared to the second quarter of 2021, mainly due to revenues from lenalidomide capsules (the generic version of Revlimid
®
), partially offset by increased competition and loss of revenues due to the closure of the Irvine, CA site.
Among the most significant generic products we sold in North America in the second quarter of 2022 were lenalidomide capsules (the generic version of Revlimid
®
), Truxima
®
(the biosimilar to Rituxan
®
), epinephrine injectable solution (the generic equivalent of EpiPen
®
and EpiPen Jr.
®
) and albuterol sulfate inhalation aerosol (our ProAir
®
authorized generic).
In the second quarter of 2022, our total prescriptions were approximately 302 million (based on trailing twelve months), representing 8.2% of total U.S. generic prescriptions according to IQVIA data.
On March 7, 2022, we announced the launch of the first generic version of Revlimid
®
 (lenalidomide capsules), in 5mg, 10mg, 15mg, and 25mg strengths, in the United States. These lenalidomide capsules are a prescription medicine used in adults for the treatment of (i) multiple myeloma in combination with the medicine dexamethasone, (ii) certain myelodysplastic syndromes, and (iii) mantle cell lymphoma following specific prior treatment.
AJOVY
revenues in our North America segment in the second quarter of 2022 increased by 9% to $49 million, compared to the second quarter of 2021, mainly due to growth in volume. In the second quarter of 2022, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 24.4% compared to 20.7% in the second quarter of 2021.
AJOVY is indicated for the preventive treatment of migraine in adults. AJOVY was launched in the U.S. in 2018, and was approved in Canada in April 2020. Our auto-injector device for AJOVY became commercially available in the U.S. in April 2020 and in Canada in April 2021. AJOVY is the only anti-CGRP product indicated for quarterly treatment and in January 2021, we launched a new product offering, providing a quarterly dose.
AJOVY is protected by patents expiring in 2026 in Europe and in 2027 in the United States. Applications for patent term extensions have been submitted in various markets around the world, and certain extensions in Europe and other countries have already been granted until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States and 10 years from marketing approval in Europe. We filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine patents asserted against it in the litigation. The litigation in the district court was stayed pending resolution of the IPR petitions. On February 18, 2020, the PTAB issued decisions on the first six IPRs, finding the six composition of matter patents invalid as being obvious. On March 31, 2020, the PTAB issued a decision upholding the three method of treatment patents. On August 16, 2021 the Court of Appeals for the Federal Circuit affirmed all of the PTAB’s decisions. The litigation is proceeding as to the three method of treatment patents and trial is expected in October 2022. We also filed another suit against Lilly on June 8, 2021, asserting two patents recently granted to Teva, related to the treatment of refractory migraine. Lilly responded to the complaint with a motion to dismiss, which Teva opposed. On March 15, 2022, the U.S. District Court for the District of Massachusetts denied Lilly’s motion to dismiss and on March 23, 2022, Lilly submitted IPR petitions challenging the patentability of the two refractory migraine patents. On April 11, 2022, Lilly submitted another IPR petition challenging the patentability of a patent related to the two refractory migraine patents. In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.
AUSTEDO
revenues in our North America segment in the second quarter of 2022 increased by 17%, to $204 million, compared to $174 million in the second quarter of 2021, mainly due to growth in volume.
AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in adults.
AUSTEDO is protected in the United States by eight Orange Book patents expiring between 2031 and 2038 and in Europe by two patents expiring in 2029. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1,

2021, we filed a complaint against Aurobindo, asserting six of the Orange Book patents, and a separate complaint against Lupin, asserting four of the Orange Book patents. The suits were filed in the U.S. District Court for the District of New Jersey. The seventh patent was issued in November 2021, and listed in the Orange Book in December 2021. In addition, Apotex filed a petition for IPR by the PTAB of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. On April 29, 2022, we reached an agreement with Lupin to resolve the abovementioned dispute over Lupin’s ANDA for a generic deutetrabenazine product. On June 8, 2022 we reached an agreement with Aurobindo regarding the dispute over Aurobindo’s ANDA for a generic deutetrabenazine product. Under the terms of the settlement agreements, the litigation between the parties in the U.S. District Court for the District of New Jersey have been ended, and Lupin and Aurobindo will have a license to sell its generic product beginning April 2033, or earlier under certain circumstances. There are no further patent litigations pending regarding AUSTEDO.
BENDEKA
and
TREANDA
combined revenues in our North America segment in the second quarter of 2022 decreased by 22% to $83 million, compared to the second quarter of 2021, mainly due to the availability of alternative therapies and continued competition from Belrapzo
®
(a
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
There are 16 patents listed in the U.S. Orange Book for BENDEKA with expiry dates in 2026 and 2031. In September 2019, a patent infringement action against four of six ANDA filers for generic versions of BENDEKA was tried in the U.S. District Court for the District of Delaware. On April 27, 2020, the district court upheld the validity of all of the asserted patents and found that all four ANDA filers infringe at least one of the patents. Three of the four ANDA filers appealed the district court decision. Teva settled with one of the three ANDA filers, and on August 13, 2021, the Federal Circuit issued a Rule 36 affirmance of the district court decision with respect to the other two filers. On December 14, 2021, Apotex filed a Petition for a Writ of Certiorari with the U.S. Supreme Court, which was denied. Litigation against the fifth ANDA filer was dismissed after the withdrawal of its patent challenge, and the case against a sixth ANDA filer was also settled. Suits against two filers of 505(b)(2) NDAs referencing BENDEKA are pending.
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
COPAXONE
revenues in our North America segment in the second quarter of 2022 decreased by 38% to $94 million, compared to the second quarter of 2021, mainly due to generic competition in the United States and a decrease in glatiramer acetate market share due to availability of alternative therapies.
The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera
®
, Gilenya
®
and Aubagio
®
, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus
®
and Kesimpta
®
.
Anda
revenues in our North America segment in the second quarter of 2022 decreased by 2% to $308 million, compared to $316 million in the second quarter of 2021, mainly due to lower market demand. Anda, our distribution business in the United States, distributes generic, specialty and OTC pharmaceutical products from various third party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, competitive pricing and offering next day delivery throughout the United States.

Product Launches and Pipeline
In the second quarter of 2022, we launched the generic version of the following branded products in North America:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) *
Pirfenidone Tablets 267mg & 801mg	Esbriet ® tablets	May	$569.8
Vilazodone Hydrochloride Tablets 10mg, 20mg, 40mg	Viibryd ® tablets	June	$569.1
Scopolamine Transdermal System 1mg/3 days	Transderm Scop ® Transdermal System	May	$87.9
Dalfampridine Extended-release Tablets 10mg	Ampyra ® Extended Release Tablets	May	$81.3
Mycophenolate Mofetil for Oral Suspension, USP, 200mg/mL	CellCept ® Oral Suspension	June	$55.2
Lanthanum Carbonate Chewable Tablets 500mg, 750mg, 1000mg	Fosrenol ® chewable tablets	May	$35.4
Pemetrexed Injection 100mg/4mL, 500mg/20mL, 1g/40mL**	N/A	May	N/A

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Teva’s Pemetrexed is a 505(b)(2) product, was filed as an NDA and is not bioequivalent to a brand product.
Our generic products pipeline in the United States includes, as of June 30, 2022, 178 product applications awaiting FDA approval, including 68 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended March 31, 2022 of approximately $109 billion, according to IQVIA. Approximately 73% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 69 of these products, or 97 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $82 billion in U.S. brand sales for the twelve months ended March 31, 2022, according to IQVIA.
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
In the second quarter of 2022, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a
30-month
regulatory stay lapses or a
180-day
exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA)) *
Canagliflozin Tabs	Invokana ®	$900
Linaclotide Capsules, 72 mcg	Linzess ®	$457
Plerixafor Injection, 24 mg/1.2 mL (20 mg/mL)	Mozobil ®	$192
Methylnaltrexone Bromide Tablets, 150 mg	Relistor ®	$131
Methylphenidate Hydrochloride Extended-Release Chewable Tablets, 20 mg, 30 mg and 40 mg	Quillichew ER ®	$118

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
For information regarding our specialty and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America Gross Profit
Gross profit from our North America segment in the second quarter of 2022 was $1,010 million, a decrease of 3%, compared to $1,040 million in the second quarter of 2021.
Gross profit margin for our North America segment in the second quarter of 2022 decreased to 53.0%, compared to 53.5% in the second quarter of 2021. This decrease was mainly due to a change in mix of products.
North America R&D Expenses
R&D expenses relating to our North America segment in the second quarter of 2022 were $147 million, a decrease of 10%, compared to $162 million in the second quarter of 2021.
For a description of our R&D expenses in the second quarter of 2022, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
North America S&M Expenses
S&M expenses relating to our North America segment in the second quarter of 2022 were $256 million, flat compared to the second quarter of 2021.
North America G&A Expenses
G&A expenses relating to our North America segment in the second quarter of 2022 were $127 million, an increase of 19% compared to the second quarter of 2021.
North America Profit
Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our North America segment in the second quarter of 2022 was $481 million, a decrease of 8% compared to $521 million in the second quarter of 2021, mainly due to lower revenues, as discussed above.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022		2021
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,171	100%	$1,184	100%
Gross profit	703	60.0%	661	55.8%
R&D expenses	56	4.7%	63	5.3%
S&M expenses	196	16.8%	209	17.7%
G&A expenses	63	5.4%	47	4.0%
Other income	(1)	§	§	§

Segment profit*	$389	33.2%	$343	28.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.
Europe Revenues
Our Europe segment includes the European Union, the United Kingdom and certain other European countries. Revenues from our Europe segment in the second quarter of 2022 were $1,171 million, a decrease of 1%, or $13 million, compared to the second quarter of 2021. In local currency terms, revenues increased by 8%.
In the second quarter of 2021, our revenues were impacted by the implications of the
COVID-19
pandemic. In the second quarter of 2022, the increase in our revenues in local currency terms was attributed to higher demand for generic and OTC products resulting mainly from the removal of restrictions related to doctor and hospital visits by patients that were previously implemented in response to the
COVID-19
pandemic, together with higher revenues from generic product launches.
In the second quarter of 2022, revenues were negatively impacted by exchange rate fluctuations of $106 million, net of hedging effects, compared to the second quarter of 2021. Revenues in the second quarter of 2022 included $31 million from a positive hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Percentage Change
	2022	2021	2022-2021
	(U.S. $ in millions)
Generic products	$873	$878	(1%)
AJOVY	29	19	52%
COPAXONE	72	100	(28%)
Respiratory products	65	85	(23%)
Other	131	102	29%

Total	$1,171	$1,184	(1%)

Generic products
revenues in our Europe segment in the second quarter of 2022, including OTC products, decreased by 1% to $873 million, compared to the second quarter of 2021. In local currency terms, revenues increased by 12%, mainly due to higher demand for generic and OTC products, resulting mainly from the removal of restrictions related to doctor and hospital visits by patients that were previously implemented in response to the
COVID-19
pandemic, together with higher revenues from generic product launches.
AJOVY
revenues in our Europe segment in the second quarter of 2022 increased to $29 million, compared to $19 million in the second quarter of 2021, mainly due to growth in European countries in which AJOVY had previously been launched, as well as launches and reimbursements in additional European countries.

For information about AJOVY patent protection, see “—North America Revenues—Revenues by Major Product” above.
COPAXONE
revenues in our Europe segment in the second quarter of 2022 decreased by 28% to $72 million, compared to the second quarter of 2021. In local currency terms, revenues decreased by 18%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products.
One European patent protecting COPAXONE 40 mg/mL was found invalid by the Board of Appeal of the European Patent Office in September 2020. Two additional patents expiring in 2030 were found invalid at the European Patent Office in December 2021. In certain countries, Teva remains in litigation against generic companies on an additional COPAXONE 40 mg/mL patent that expires in 2030.
Respiratory products
revenues in our Europe segment in the second quarter of 2022 decreased by 23% to $65 million compared to the second quarter of 2021. In local currency terms, revenues decreased by 14%, mainly due to net price reductions and lower volumes.
Product Launches and Pipeline
As of June 30, 2022, our generic products pipeline in Europe included 434 generic approvals relating to 54 compounds in 118 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,144 marketing authorization applications are pending approval in 37 European countries, relating to 125 compounds in 252 formulations. Two applications are pending with the EMA with one application relating to two strengths in 30 markets and one application relating to three strengths in 30 markets.
For information regarding our specialty and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe Gross Profit
Gross profit from our Europe segment in the second quarter of 2022 was $703 million, an increase of 6% compared to $661 million in the second quarter of 2021.
Gross profit margin for our Europe segment in the second quarter of 2022 increased to 60.0%, compared to 55.8% in the second quarter of 2021. This increase was mainly due to higher revenues from the positive impact of hedging activities discussed above as well as lower cost of goods sold, mainly due to better mix of products and decrease in write-offs.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the second quarter of 2022 were $56 million, a decrease of 11% compared to $63 million in the second quarter of 2021.
For a description of our R&D expenses in the second quarter of 2022, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the second quarter of 2022 were $196 million, a decrease of 6% compared to $209 million in the second quarter of 2021. This decrease was mainly due to exchange rate fluctuations in the second quarter of 2022.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the second quarter of 2022 were $63 million, an increase of 34% compared to $47 million in the second quarter of 2021.
Europe Profit
Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the second quarter of 2022 was $389 million, an increase of 13%, compared to $343 million in the second quarter of 2021. This increase was mainly due to higher gross profit as discussed above.

International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022		2021
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$454	100%	$485	100%
Gross profit	242	53.3%	270	55.7%
R&D expenses	19	4.2%	18	3.6%
S&M expenses	99	21.7%	105	21.7%
G&A expenses	30	6.7%	25	5.1%
Other income	(1)	§	(1)	§

Segment profit*	$95	20.9%	$123	25.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
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
In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form
10-Q,
sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results. We have no manufacturing or R&D facilities in these markets. During the three and six months ended June 30, 2022, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, we entered into hedges to hedge our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of the second quarter of 2022, we were unable to renew certain of our expiring hedging positions due to the liquidity situation in the market for Rubles. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.
Revenues from our International Markets segment in the second quarter of 2022 were $454 million, a decrease of 6% compared to the second quarter of 2021. In local currency terms, revenues increased by 3% compared to the second quarter of 2021, mainly due to higher revenues in certain markets, partially offset by lower revenues in Japan due to regulatory price reductions and generic competition to off-patented
products.
In the second quarter of 2022, revenues were negatively impacted by exchange rate fluctuations of $45 million, including hedging effects, compared to the second quarter of 2021. Revenues in the second quarter of 2022 included $17 million from a negative hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Percentage Change
	2022	2021	2022-2021
	(U.S. $ in millions)
Generic products	$394	$407	(3%)
AJOVY	10	5	96%
COPAXONE	9	7	27%
Other	40	65	(39%)

Total	$454	$485	(6%)

Generic products
revenues in our International Markets segment in the second quarter of 2022, which include OTC products, decreased by 3% in U.S. dollars. In local currency terms, revenues increased by 4% to $394 million, compared to the second quarter of 2021. This increase was mainly due to higher revenues in certain markets, partially offset by lower sales in Japan due to regulatory price reductions and generic competition to off-patented
products in Japan.
AJOVY
was launched in certain markets in our International Markets segment, including in Japan in August 2021. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in the second quarter of 2022 were $10 million, compared to $5 million in the second quarter of 2021.
COPAXONE
revenues in our International Markets segment in the second quarter of 2022 were $9 million compared to $7 million in the second quarter of 2021.
AUSTEDO
was launched in early 2021 in China for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia, and was also launched in Israel during 2021. In October 2021, we received marketing approval for both indications in Brazil. We continue with additional submissions in various other markets.
International Markets Gross Profit
Gross profit from our International Markets segment in the second quarter of 2022 was $242 million, a decrease of 10% compared to $270 million in the second quarter of 2021.
Gross profit margin for our International Markets segment in the second quarter of 2022 decreased to 53.3%, compared to 55.7% in the second quarter of 2021. This decrease was mainly due to regulatory price reductions and generic competition to off-patented
products in Japan, as well as a negative impact from hedging activity.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the second quarter of 2022 were $19 million, an increase of 10% compared to $18 million in the second quarter of 2021.
For a description of our R&D expenses in the second quarter of 2022, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the second quarter of 2022 were $99 million, a decrease of 6% compared to $105 million the second quarter of 2021.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the second quarter of 2022 were $30 million, an increase of 22% compared to $25 million in the second quarter of 2021.
International Markets Profit
Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the second quarter of 2022 was $95 million, a decrease of 23%, compared to $123 million in the second quarter of 2021. This decrease was mainly due to lower gross profit, as discussed above.
Other Activities
We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.
Our revenues from other activities in the second quarter of 2022 were $257 million, a decrease of 14% compared to the second quarter of 2021. In local currency terms, revenues decreased by 10%.
API sales to third parties in the second quarter of 2022 were $177 million, a decrease of 11% in both U.S. dollars and local currency terms compared to the second quarter of 2021.
Teva Consolidated Results
Revenues
Revenues in the second quarter of 2022 were $3,786 million, a decrease of 3% compared to the second quarter of 2021. In local currency terms, revenues increased by 1%, mainly due to higher revenues from generic products in our Europe and North America segments, partially offset by lower revenues from COPAXONE and BENDEKA/TREANDA in our North America segment. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during the second quarter of 2022, net of hedging effects, negatively impacted revenues by $162 million, compared to the second quarter of 2021. See note 8d to our consolidated financial statements.
Gross Profit
Gross profit in the second quarter of 2022 was $1,794 million, a decrease of 4% compared to the second quarter of 2021.
Gross profit margin was 47.4% in the second quarter of 2022, compared to 47.9% in the second quarter of 2021. This decrease was mainly driven by lower revenues from COPAXONE and a change in the mix of products in our North America segment, partially offset by a favorable mix of products in our Europe segment.
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
R&D expenses in the second quarter of 2022 were $228 million, a decrease of 8% compared to the second quarter of 2021.
In the second quarter of 2022, our R&D expenses related primarily to specialty product candidates in neuroscience (such as migraine, movement disorders/ neurodegeneration and neuropsychiatry, including post-approval commitments), immunology (such as respiratory medicines) and selected other areas, as well as generic products and biosimilars.

Our lower R&D expenses in the second quarter of 2022, compared to the second quarter of 2021, were mainly due to a decrease in neuroscience (in the pain and migraine and headache therapeutic areas) and immunology (in the respiratory therapeutic area) as well as various generics projects, partially offset by higher R&D expenses related to our biosimilar products pipeline.
R&D expenses as a percentage of revenues were 6.0% in the second quarter of 2022, compared to 6.3% in the second quarter of 2021.
Specialty Products Pipeline
Below is a description of key products in our specialty pipeline as of July 15, 2022:

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

(2)
Developed under a license agreement with MedinCell. In August 2021, the FDA accepted the NDA for risperidone LAI, based on phase 3 data from two pivotal studies. In April 2022, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA for risperidone LAI. We are working to address the issues raised in the CRL with a view to resubmission.

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

Selling and Marketing (S&M) Expenses
S&M expenses in the second quarter of 2022 were $594 million, a decrease of 3% compared to the second quarter of 2021. This decrease was mainly a result of the factors discussed above under “—Europe Segment—S&M Expenses.”
S&M expenses as a percentage of revenues were 15.7% in the second quarter of both 2022 and 2021.
General and Administrative (G&A) Expenses
G&A expenses in the second quarter of 2022 were $313 million, an increase of 29% compared to the second quarter of 2021. The increase in G&A expenses in the second quarter of 2022 was related to proceeds received from Teva’s insurance carriers pursuant to a settlement reached on a derivative proceeding related to the acquisition of Actavis Generics in the second quarter of 2021, as well as higher litigation fees in the second quarter of 2022.
G&A expenses as a percentage of revenues were 8.3% in the second quarter of 2022, compared to 6.2% in the second quarter of 2021.
Intangible Asset Impairments
We recorded expenses of $51 million for identifiable intangible asset impairments in the second quarter of 2022, compared to expenses of $195 million in the second quarter of 2021. See note 5 to our consolidated financial statements.
Goodwill Impairment
We recorded a goodwill impairment charge of $745 million in the second quarter of 2022, of which $479 million is related to our International Markets reporting unit and $266 million is related to Teva’s API reporting unit. See note 6 to our consolidated financial statements.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $118 million for other asset impairments, restructuring and other items in the second quarter of 2022, compared to expenses of $28 million in the second quarter of 2021. For further details, as well as a description of significant regulatory and other events, see note 12 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In the second quarter of 2022, we recorded expenses of $729 million in legal settlements and loss contingencies, compared to an expense of $6 million in the second quarter of 2021. See note 9 to our consolidated financial statements.
Other Income
Other income in the second quarter of 2022 was $34 million, compared to $43 million in the second quarter of 2021. Other income in the second quarter of 2022 was mainly related to a capital gain related to the sale of an R&D site. Other income in the second quarter of 2021 was mainly due to capital gains related to the sale of certain OTC assets.
Operating Income (Loss)
Operating loss was $949 million in the second quarter of 2022, compared to an operating income of $582 million in the second quarter of 2021.
Operating loss as a percentage of revenues was 25.1% in the second quarter of 2022, compared to operating income as a percentage of revenues of 14.9% in the second quarter of 2021. Operating loss in the second quarter of 2022 was mainly affected by goodwill impairment charges and legal settlements and loss contingencies, as discussed above.
Financial Expenses, Net
Financial expenses were $211 million in the second quarter of 2022, compared to $274 million in the second quarter of 2021. Financial expenses in the second quarter of 2022 were mainly comprised of interest expenses of $225 million, partially offset by a positive exchange rate impact driven mainly from currencies which we were unable to hedge, such as the Russian ruble. Financial expenses in the second quarter of 2021 were mainly comprised of interest expenses of $240 million and loss on revaluations of marketable securities of $34 million.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
	(U.S. $ in millions)
North America profit	$481	$521
Europe profit	389	343
International Markets profit	95	123

Total reportable segments profit	964	987
Profit of other activities	55	47

Total segments profit	1,019	1,034
Amounts not allocated to segments:
Amortization	212	173
Other assets impairments, restructuring and other items	118	28
Goodwill impairment	745	—
Intangible assets impairments	51	195
Legal settlements and loss contingencies	729	6
Other unallocated amounts	113	50

Consolidated operating income (loss)	(949)	582

Financial expenses, net	211	274

Consolidated income (loss) before income taxes	$(1,160)	$308

Tax Rate
In the second quarter of 2022, we recognized a tax benefit of $900 million, on pre-tax
loss of $1,160 million. In the second quarter of 2021, we recognized a tax expense of $98 million, on pre-tax
income of $308 million. See note 11 to our consolidated financial statements.
Share In (Profits) Losses of Associated Companies, Net
We did not have any share in (profits) losses of associated companies, net in the second quarter of 2022. Share in profits of associated companies, net in the second quarter of 2021 was $11 million.
Net Income (Loss) Attributable to Teva
Net loss was $232 million in the second quarter of 2022, compared to net income of $207 million in the second quarter of 2021. Net loss in the second quarter of 2022 was mainly affected by goodwill impairment charges and legal settlements and loss contingencies, partially offset by a tax benefit, all as discussed above.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended June 30, 2022 and 2021 were 1,110 million and 1,109 million shares, respectively.
Diluted loss per share was $0.21 in the second quarter of 2022, compared to diluted earnings per share of $0.19 in the second quarter of 2021. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs and the conversion of our convertible senior debentures, in each case, at period end.
As of June 30, 2022 and 2021, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,144 million and 1,129 million, respectively.
Impact of Currency Fluctuations on Results of Operations
In the second quarter of 2022, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Canadian dollar, Russian ruble, Japanese yen, Swiss franc and new Israeli shekel) impact our results.
During the second quarter of 2022, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on a quarterly average compared to quarterly average basis): Turkish lira by 46%, Argentinian peso by 20%, Hungarian forint by 18%, Japanese yen by 15%, Chilean peso by 15%, Swedish krona by 14%, Polish zloty by 14% and euro by 12%. The following main currencies relevant to our operations increased in value against the U.S. dollar: Russian ruble by 11% and Brazilian real by 8%.
As a result, exchange rate movements during the second quarter of 2022, net of hedging effects, negatively impacted overall revenues by $162 million and operating income by $6 million, compared to the second quarter of 2021.
In the second quarter of 2022, a positive hedging impact of $17 million was recognized under revenues, and a positive impact of $3 million was recognized under cost of sales. In the second quarter of 2021, a negative hedging impact of $15 million was recognized under revenues and a minimal negative impact was recognized under cost of sales.
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
Commencing in the second quarter of 2022, the cumulative inflation in Turkey exceeded 100% or more over a three-year period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.
Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021
Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the six months ended June 30, 2022 and 2021. Where there are different factors affecting the six months comparison, we have described them below.
Segment Information
North America Segment
The following table presents revenues, expenses and profit for our North America segment for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022			2021
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,641		100%	$3,932		100%
Gross profit	1,899		52.2%	2,114		53.8%
R&D expenses	289		7.9%	322		8.2%
S&M expenses	501		13.7%	483		12.3%
G&A expenses	239		6.6%	218		5.5%
Other income	(12)	§		(7)	§

Segment profit*	$883		24.2%	$1,098		27.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

North America Revenues
Our North America segment includes the United States and Canada. Revenues from our North America segment in the first six months of 2022 were $3,641 million, a decrease of 7% compared to $3,932 million in the first six months of 2021.
Revenues by Major Products and Activities
The following table presents revenues for our North America segment by major products and activities for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Percentage Change
	2022	2021	2022-2021
	(U.S. $ in millions)
Generic products	$1,925	$2,004	(4%)
AJOVY	86	77	12%
AUSTEDO	358	320	12%
BENDEKA/TREANDA	165	197	(16%)
COPAXONE	180	315	(43%)
Anda	650	605	7%
Other	278	414	(33%)

Total	$3,641	$3,932	(7%)

Generic products
revenues in our North America segment (including biosimilars) in the first six months of 2022 were $1,925 million, a decrease of 4% compared to the first six months of 2021, mainly due to increased competition and loss of revenues due to the closure of the Irvine, CA site, partially offset by revenues from lenalidomide capsules (the generic version of Revlimid
®
).
Anda
revenues in our North America segment in the first six months of 2022 increased by 7% to $650 million, compared to $605 million in the first six months of 2021, mainly due to higher demand for COVID-related products.
North America Gross Profit
Gross profit from our North America segment in the first six months of 2022 was $1,899 million, a decrease of 10%, compared to $2,114 million in the first six months of 2021.
Gross profit margin for our North America segment in the first six months of 2022 decreased to 52.2% compared to 53.8% in the first six months of 2021.
North America R&D Expenses
R&D expenses relating to our North America segment in the first six months of 2022 were $289 million, a decrease of 10%, compared to $322 million in the first six months of 2021.

North America S&M Expenses
S&M expenses relating to our North America segment in the first six months of 2022 were $501 million, an increase of 3.5% compared to $483 million in the first six months of 2021. This increase was mainly due to promotional activities related to AUSTEDO.
North America G&A Expenses
G&A expenses relating to our North America segment in the first six months of 2022 were $239 million, an increase of 10%, compared to $218 million in the first six months of 2021.
North America Profit
Profit from our North America segment in the first six months of 2022 was $883 million, a decrease of 20%, compared to $1,098 million in the first six months of 2021.
Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022			2021
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,327		100%	$2,398		100%
Gross profit	1,397		60.0%	1,349		56.2%
R&D expenses	114		4.9%	129		5.4%
S&M expenses	393		16.9%	424		17.7%
G&A expenses	122		5.2%	117		4.9%
Other (income) expense	(1)	§		(1)	§

Segment profit*	$769		33.1%	$680		28.4%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.
Europe Revenues
Our Europe segment includes the European Union and certain other European countries. Revenues from our Europe segment in the first six months of 2022 were $2,327 million, a decrease of 3% or $71 million, compared to the first six months of 2021. In local currency terms, revenues increased by 3%, compared to the first six months of 2021, which increase was attributed to higher demand for generic and OTC products resulting mainly from the removal of restrictions related to doctor and hospital visits by patients that were previously implemented in response to the
COVID-19
pandemic, together with higher revenues from generic product launches.
In the first six months of 2022, revenues were negatively impacted by exchange rate fluctuations of $196 million, net of hedging effects, compared to the first six months of 2021. Revenues in the first six months of 2022 included $39 million from a positive hedging impact, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Percentage Change
	2022	2021	2022-2021
	(U.S. $ in millions)
Generic products	$1,749	$1,742	§
AJOVY	60	35	71%
COPAXONE	144	201	(28%)
Respiratory products	137	179	(24%)
Other	238	242	(2%)

Total	$2,327	$2,398	(3%)

§	Represents an amount less than 0.5%.
Europe Gross Profit
Gross profit from our Europe segment in the first six months of 2022 was $1,397 million, an increase of 4% compared to $1,349 million in the first six months of 2021.
Gross profit margin for our Europe segment in the first six months of 2022 increased to 60.0% compared to 56.2% in the first six months of 2021.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the first six months of 2022 were $114 million, a decrease of 12% compared to $129 million in the first six months of 2021.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the first six months of 2022 were $393 million, a decrease of 7% compared to $424 million in the first six months of 2021.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the first six months of 2022 were $122 million, an increase of 4% compared to $117 million in the first six months of 2021.
Europe Profit
Profit from our Europe segment in the first six months of 2022 was $769 million, an increase of 13% compared to the first six months of 2021.
International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the six months ended June 30, 2022 and 2021:

	2022		2021
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$946	100%	$975		100%
Gross profit	528	55.8%	530		54.4%
R&D expenses	39	4.1%	35		3.6%
S&M expenses	196	20.7%	201		20.7%
G&A expenses	60	6.3%	51		5.2%
Other (income) expense	(41)	(4.3%)	(3)	§

Segment profit*	$274	29.0%	$245		25.2%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

International Markets Revenues
Our International Markets segment includes all countries other than those in our North America and Europe segments. Revenues from our International Markets segment in the first six months of 2022 were $946 million, a decrease of $29 million, or 3%, compared to the first six months of 2021. In local currency terms, revenues increased by 5%.
In the first six months of 2022, revenues were negatively impacted by exchange rate fluctuations of $81 million, including hedging effects, compared to the first six months of 2021. Revenues in the first six months of 2022 included $5 million from a negative hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.
On February 1, 2021, we completed the sale of the majority of the generic and operational assets of our business venture in Japan.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Percentage Change
	2022	2021	2022-2021
	(U.S. $ in millions)
Generic products	$782	$799	(2%)
AJOVY	16	7	143%
COPAXONE	20	19	4%
Other	128	150	(15%)

Total	$946	$975	(3%)

International Markets Gross Profit
Gross profit from our International Markets segment in the first six months of 2022 was $528 million, compared to $530 million in the first six months of 2021.
Gross profit margin for our International Markets segment in the first six months of 2022 increased to 55.8%, compared to 54.4% in the first six months of 2021. This increase was mainly due to price increases largely as a result of rising costs due to inflationary pressure.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the first six months of 2022 were $39 million, an increase of 11% compared to $35 million in the first six months of 2021.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the first six months of 2022 were $196 million, a decrease of 3% compared to $201 million in the first six months of 2021.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the first six months of 2022 were $60 million, an increase of 17% compared to $51 million in the first six months of 2021.
International Markets Other Income
Other income in the first six months of 2022 was $41 million, compared to $3 million in the first six months of 2021. Other income in the first six months of 2022 was mainly the result of settlement proceeds.
International Markets Profit
Profit from our International Markets segment in the first six months of 2022 was $274 million, an increase of 12%, compared to $245 million in the first six months of 2021. This increase was mainly due to the higher other income discussed above.

Other Activities
Our revenues from other activities in the first six months of 2022 decreased by 9% to $532 million, compared to the first six months of 2021. In local currency terms, revenues decreased by 7%.
API sales to third parties in the first six months of 2022 were $357 million, a decrease of 5% in both U.S. dollars and local currency terms, compared to the first six months of 2021.
Teva Consolidated Results
Revenues
Revenues in the first six months of 2022 were $7,447 million, a decrease of 6%, or 2% in local currency terms, compared to the first six months of 2021. The decrease in the first six months of 2022 was mainly due to lower revenues from COPAXONE in our North America and Europe segments, and from generic products and BENDEKA/TREANDA in our North America segment, partially offset by higher revenues from generic products in our Europe segment.
Exchange rate movements during the first six months of 2022, net of hedging effects, negatively impacted revenues by $295 million, compared to the first six months of 2021. See note 8d to our consolidated financial statements.
Gross Profit
Gross profit in the first six months of 2022 was $3,534 million, a decrease of 6% compared to the first six months of 2021.
Gross profit margin was 47.5% in the first six months of 2022, flat compared to the first six months of 2021.
Research and Development (R&D) Expenses
R&D expenses in the first six months of 2022 were $453 million, a decrease of 10% compared to the first six months of 2021.
R&D expenses as a percentage of revenues were 6.1% in the first six months of 2022, compared to 6.4% in the first six months of 2021.
Selling and Marketing (S&M) Expenses
S&M expenses in the first six months of 2022 were $1,178 million, a decrease of 2% compared to the first six months of 2021.
S&M expenses as a percentage of revenues were 15.8% in the first six months of 2022, compared to 15.2% in the first six months of 2021.
General and Administrative (G&A) Expenses
G&A expenses in the first six months of 2022 were $609 million, an increase of 15% compared to the first six months of 2021.
G&A expenses as a percentage of revenues were 8.2% in the first six months of 2022, compared to 6.7% in the first six months of 2021.
Intangible Asset Impairments
We recorded expenses of $199 million for identifiable intangible asset impairments, in the first six months of 2022, compared to expenses of $274 million in the first six months of 2021. See note 5 to our consolidated financial statements.
Goodwill Impairment
We recorded a goodwill impairment charge of $745 million in the first six months of 2022, of which $479 million is related to our International Markets reporting unit and $266 million is related to Teva’s API reporting unit. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $246 million for other asset impairments, restructuring and other items in the first six months of 2022, compared to expenses of $165 million in the first six months of 2021. See note 12 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
In the first six months of 2022, we recorded expenses of $1,854 million in legal settlements and loss contingencies, compared to an expense of $110 million in the first six months of 2021. See note 9 to our consolidated financial statements.
Other Income
Other income in the first six months of 2022 was $87 million, compared to $48 million in the first six months of 2021. Other income in the first six months of 2022 was mainly the result of settlement proceeds in our International Markets segment as well as a capital gain related to the sale of an R&D site. Other income in the first six months of 2021 was mainly due to capital gains related to the sale of certain OTC assets.
Operating Income (Loss)
Operating loss was $1,662 million in the first six months of 2022, compared to operating income of $1,015 million in the first six months of 2021.
Operating loss as a percentage of revenues was 22.3% in the first six months of 2022, compared to operating income as a percentage of revenues of 12.9% in the first six months of 2021.
Financial Expenses, Net
Financial expenses were $468 million in the first six months of 2022, compared to $564 million in the first six months of 2021. Financial expenses in the first six months of 2022 were mainly comprised of interest expenses of $463 million. Financial expenses in the first six months of 2021 were mainly comprised of interest expenses of $479 million and loss on revaluations of marketable securities of $98 million.
The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the six months ended June 30, 2022 and 2021:

	Six months ended
	June 30,
	2022	2021
	(U.S. $ in millions)
North America profit	$883	$1,098
Europe profit	769	680
International Markets profit	274	245

Total reportable segments profit	1,926	2,023
Profit of other activities	107	87

Total segments profit	2,033	2,111
Amounts not allocated to segments:
Amortization	412	414
Other assets impairments, restructuring and other items	246	165
Goodwill impairment	745	—
Intangible asset impairments	199	274
Legal settlements and loss contingencies	1,854	110
Other unallocated amounts	240	132

Consolidated operating income (loss)	(1,662)	1,015

Financial expenses, net	468	564

Consolidated income (loss) before income taxes	$(2,131)	$451

Tax Rate
In the first six months of 2022, we recognized a tax benefit of $899 million, on pre-tax
loss of $2,131 million. In the first six months of 2021, we recognized a tax expense of $159 million, on pre-tax
income of $451 million. See note 11 to our consolidated financial statements.
Share in (Profits) Losses of Associated Companies, Net
Share in profits of associated companies, net in the first six months of 2022 was $21 million, compared to share in profits of $14 million in the first six months of 2021. The share in profits of associated companies, net in the first six months of 2022 was mainly related to the difference between the book value of our investment in Novetide and its fair value as of the date we completed its acquisition in January 2022.
Net Income (Loss) Attributable to Teva
Net loss was $1,187 million in the first six months of 2022, compared to net income of $284 million in the first six months of 2021.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculation for the six months ended June 30, 2022 and 2021 were 1,109 million and 1,108 million shares.
Diluted loss per share was $1.07 in the first six months of 2022, compared to diluted earnings per share of $0.26 in the first six months of 2021. See note 13 to our consolidated financial statements.
Impact of Currency Fluctuations on Results of Operations
In the first six months of 2022, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in markets in which we operate (primarily the euro, British pound, Canadian dollar, Russian ruble, Japanese yen, Swiss franc and new Israeli shekel) impact our results.
During the first six months of 2022, the following main currencies relevant to our operations decreased in value against the U.S. dollar: Turkish lira by 47%, Argentinian peso by 18%, Hungarian forint by 13%, Chilean peso by 13%, Japanese yen by 12%, Swedish krona by 12%, Polish zloty by 11% and euro by 9% (all compared on a six-month
average basis). The following main currency relevant to our operations increased in value against the U.S. dollar: Brazilian real by 6%.
As a result, exchange rate movements during the first six months of 2022 negatively impacted overall revenues by $295 million and our operating income by $63 million, in comparison to the first six months of 2021.
In the first six months of 2022, a positive hedging impact of $35 million was recognized under revenues, and a positive hedging impact of $4 million was recognized under cost of sales. In the first six months of 2021, a positive hedging impact of $13 million was recognized under revenues and a minimal impact was recognized under cost of sales.
Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.
Liquidity and Capital Resources
Total balance sheet assets were $45,932 million as of June 30, 2022, compared to $47,666 million as of December 31, 2021.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was $814 million as of June 30, 2022, compared to $787 million as of December 31, 2021. This increase was mainly due to an increase in inventory levels and accounts receivables, net of SR&A, partially offset by an update to the estimated settlement provision recorded in connection with the remaining opioid cases and an increase in accounts payables.
Employee-related obligations, as of June 30, 2022 were $467 million, compared to $563 million as of December 31, 2021. The decrease in the first six months of 2022 was mainly due to performance incentive payments to employees for 2021.
Cash investment in property, plant and equipment in the second quarter of 2022 was $127 million, compared to $113 million in the second quarter of 2021. Depreciation in the second quarter of 2022 was $146 million, compared to $134 million in the second quarter of 2021.
Cash and cash equivalents and short-term and long-term investments as of June 30, 2022 were $2,108 million, compared to $2,191 million as of December 31, 2021.
Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily, as of June 30, 2022, its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility, entered into in April 2022 (“RCF”). See note 7 to our consolidated financial statements.
Debt Balance and Movements
As of June 30, 2022, our debt was $22,082 million, compared to $23,043 million as of December 31, 2021. This decrease was mainly due to $680 million from exchange rate fluctuations and $296 million senior notes repaid at maturity.
Our debt as of June 30, 2022 was effectively denominated in the following currencies: 63% in U.S. dollars, 34% in euros and 3% in Swiss francs.
The portion of total debt classified as short-term as of June 30, 2022 was 8%, compared to 6% as of December 31, 2021.
Our financial leverage was 69% as of June 30, 2022, compared to 67% as of December 31, 2021.
Our average debt maturity was approximately 6.1 years as of June 30, 2022, compared to 6.4 years as of December 31, 2021.
Total Equity
Total equity was $9,828 million as of June 30, 2022, compared to $11,244 million as of December 31, 2021. This decrease was mainly due to a net loss of $1,211 million and a negative impact of $282 million from exchange rate fluctuations.
Exchange rate fluctuations affected our balance sheet, as approximately 58% of our net assets as of June 30, 2022 (including both non-monetary
and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2021, changes in currency rates had a negative impact of $282 million on our equity as of June 30, 2022. The following main currencies decreased in value against the U.S. dollar: the Turkish lira by 27%, the Japanese yen by 19%, the British pound by 11%, the Polish zloty by 10%, the Chilean peso by 9%, the Croatian kuna by 9%, the Bulgarian lev by 8%, the euro by 8% and the Indian rupee by 6%. The following main currency increased in value against the U.S. dollar: the Russian ruble by 30%. All comparisons are on a year to date basis.
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

Cash flow generated from operating activities during the second quarter of 2022 was $123 million, compared to $218 million in the second quarter of 2021. This decrease was mainly due to payments related to legal settlements in the second quarter of 2022, partially offset by an increase in accounts payables.
During the second quarter of 2022, we generated free cash flow of $301 million, which we define as comprising $123 million in cash flow generated from operating activities, $287 million in beneficial interest collected in exchange for securitized accounts receivables and $18 million in proceeds from divestitures of businesses and other assets, partially offset by $127 million in cash used for capital investment. During the second quarter of 2021, we generated free cash flow of $625 million, comprising $218 million in cash flow generated from operating activities, $405 million in beneficial interest collected in exchange for securitized accounts receivables and $115 million in proceeds from divestitures of businesses and other assets, partially offset by $113 million in cash used for capital investment. The decrease in the second quarter of 2022 resulted mainly from lower cash flow from operating activities as well as lower proceeds from sales of assets.
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
and a related compound
(TEV-56287).
TEV-56286
was initially developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial is currently being completed for
TEV-56286.
In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag that was recorded as an R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $70 million, as well as future commercial milestones and royalties.
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira
®
. Under this agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva paid an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021 that were recorded as R&D expenses. Additional development and commercial milestone payments of up to $455 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. Alvotech was previously involved in litigation involving certain IP and trade secrets claims filed by Abbvie in relation to Alvotech’s proposed biosimilar to Humira
®
, all of which were settled on March 8, 2022. Pursuant to that settlement, Alvotech and Teva may sell Alvotech’s proposed biosimilar to Humira
®
in the United States beginning on July 1, 2023, provided that U.S. regulatory approval is obtained by that date.
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
suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the new drug application (“NDA”) for risperidone LAI, based on phase 3 data from two pivotal studies. Teva leads the clinical development and regulatory process and is responsible for commercialization of this product candidate. MedinCell may be eligible for development milestones, and future commercial milestones of up to $112 million in respect of risperidone LAI. Teva will also pay MedinCell royalties on net sales. In April 2022, the FDA issued a Complete Response Letter (“CRL”) regarding the NDA for risperidone LAI. Teva is working to address the issues raised in the CRL with a view to resubmission.
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
Commencing the first quarter of 2022, we no longer exclude IPR&D acquired in development arrangements from our non-GAAP
financial measures. No IPR&D acquired in development arrangements was recorded in our comparable non-GAAP financial measures for the second quarter of 2021. In our comparable non-GAAP
financial measures for the six months ended June 30, 2021, we excluded $5 million IPR&D acquired in development. We are not recasting the non-GAAP
presentation for the six months ended June 30, 2021 since the adjustment is not significant. We are making this change to our presentation of non-GAAP
financial measures to improve the comparability of our
non-GAAP
presentation to those of other companies in the pharmaceutical industry that are making a similar change to their presentations beginning in the first quarter of 2022.
The following tables present supplemental
non-GAAP
data, in U.S. dollars, which we believe facilitates an understanding of the factors affecting our business. In these tables, we exclude the following amounts:

The following table presents the GAAP measures, related
non-GAAP
adjustments and the corresponding
non-GAAP
amounts for the applicable periods:

	Three Months Ended June 30, 2022
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement											Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Goodwill impairment	Impairment of long lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Accelerated Depreciation	Other items
Net revenues	3,786												3,786
Cost of sales	1,992	191					3	6		34	32		1,726

Gross profit	1,794	191					3	6		34	32		2,059
Gross profit margin	47.4%												54.4%
R&D expenses	228							5					222
S&M expenses	594	21						9		0			563
G&A expenses	313							18		37			258
Other income	(34)									(31)			(3)
Legal settlements and loss contingencies	729		729										—
Other assets impairments, restructuring and other items	118				14	35			61	8			—
Intangible assets impairments	51				51								—
Goodwill Impairment	745			745

Operating income (loss)	(949)	212	729	745	65	35	3	39	61	48	32		1,019
Financial expenses, net	211											23	188

Income (loss) before income taxes	(1,160)	212	729	745	65	35	3	39	61	48	32	23	831
Income taxes	(900)											**(965)	64

Net income (loss)	(259)	212	729	745	65	35	3	39	61	48	32	(942)	767
Net income (loss) attributable to non-controlling interests	(27)											(39)	13

Net income (loss) attributable to Teva	(232)	212	729	745	65	35	3	39	61	48	32	(981)	754

EPS - Basic	(0.21)											0.89	0.68
EPS - Diluted	(0.21)											0.89	0.68
The
non-GAAP
diluted weighted average number of shares was 1,114 million for the three months ended June 30, 2022.
Non-GAAP
income taxes for the three months ended June 30, 2022 were 8% on pre-tax
non-GAAP
income.

*
Other
non-GAAP
items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

**	Includes a portion of the realization of losses related to an investment in one of our U.S. subsidiaries as well as corresponding tax effects on non-GAAP items.

	Three Months Ended June 30, 2021
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement									Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenues	3,910										3,910
Cost of sales	2,037	148				8	6		50		1,826

Gross profit	1,873	148				8	6		50		2,084
Gross profit margin	47.9%										53.3%
R&D expenses	248						5				243
S&M expenses	615	25					8				582
G&A expenses	242						11		—		231
Other income	(43)								(37)		(6)
Legal settlements and loss contingencies	6		6								—
Other assets impairments, restructuring and other items	28			32	(13)			(19)	28		—
Intangible assets impairments	195			195							—

Operating income (loss)	582	173	6	226	(13)	8	29	(19)	42		1,034
Financial expenses, net	274									34	240

Income (loss) before income taxes	308	173	6	226	(13)	8	29	(19)	42	34	794
Income taxes	98									(36)	133
Share in (profit) losses of associated companies – net	(11)									(3)	(8)

Net income (loss)	221	173	6	226	(13)	8	29	(19)	42	(5)	669
Net income (loss) attributable to non-controlling interests	14									(3)	18

Net income (loss) attributable to Teva	207	173	6	226	(13)	8	29	(19)	42	(8)	651

EPS - Basic	0.19									0.40	0.59
EPS - Diluted	0.19									0.40	0.59
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

	Six Months Ended June 30, 2022
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement											Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Goodwill impairment	Impairment of long- lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Accelerated depreciation	Other non-GAAP items*	Other items
Net revenue	7,447												7,447
Cost of sales	3,913	368					4	11		33	95		3,401

Gross profit	3,534	368					4	11		33	95		4,045
Gross profit margin	47.5%												54.3%
R&D expenses	453							10					443
S&M expenses	1,178	43						16			3		1,115
G&A expenses	609							26			73		510
Other (income) expense	(87)										(31)		(55)
Legal settlements and loss contingencies	1,854		1,854										—
Other assets impairments, restructuring and other items	246				30	92			94		30		—
Intangible assets impairment	199				199								—
Goodwill impairment	745			745

Operating income (loss)	(1,662)	412	1,854	745	230	92	4	63	94	33	170		2,033
Financial expenses, net	468											33	435

Income (loss) before income taxes	(2,131)	412	1,854	745	230	92	4	63	94	33	170	33	1,597
Income taxes	(899)											**(1,105)	206
Share in (profits) losses of associated companies – net	(21)											(22)	1

Net income (loss)	(1,211)	412	1,854	745	230	92	4	63	94	33	170	(1,094)	1,390
Net income (loss) attributable to non-controlling interests	(24)											(50)	26

Net income (loss) attributable to Teva	(1,187)	412	1,854	745	230	92	4	63	94	33	170	(1,144)	1,363

EPS - Basic	(1.07)											2.30	1.23
EPS - Diluted	(1.07)											2.29	1.22
The
non-GAAP
diluted weighted average number of shares was 1,116 million for the six months ended June 30, 2022.
Non-GAAP
income taxes for the six months ended June 30, 2022 were 13% on pre-tax
non-GAAP
income.
*
Other
non-GAAP
items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants and other unusual events.

**	Includes a portion of the realization of losses related to an investment in one of our U.S. subsidiaries as well as corresponding tax effects on non-GAAP items.

	Six months ended June 30, 2021
	U.S. $ and shares in millions (except per share amounts)
	GAAP	Excluded for non-GAAP measurement									Non-GAAP
		Amortization of purchased intangible assets	Legal settlements and loss contingencies	Impairment of long- lived assets	Restructuring costs	Costs related to regulatory actions taken in facilities	Equity compensation	Contingent consideration	Other non-GAAP items*	Other items
Net revenue	7,892										7,892
Cost of sales	4,141	363				13	12		91		3,663

Gross profit	3,750	363				13	12		91		4,228
Gross profit margin	47.5%										53.6%
R&D expenses	501						10		5		487
S&M expenses	1,200	52					18				1,131
G&A expenses	532						21		—		510
Other (income) expense	(48)								(37)		(11)
Legal settlements and loss contingencies	110		110								—
Other assets impairments, restructuring and other items	165			80	69			(16)	33		—
Intangible assets impairment	274			274							—

Operating income (loss)	1,015	414	110	354	69	13	60	(16)	92	—	2,111
Financial expenses, net	564									98	467

Income (loss) before income taxes	451	414	110	354	69	13	60	(16)	92	98	1,644
Income taxes	159									(120)	280
Share in losses of associated companies – net	(14)									(1)	(13)

Net income (loss) attributable to Teva	306	414	110	354	69	13	60	(16)	92	(24)	1,377
Net income (loss) attributable to non-controlling interests	21									(6)	28

Net income (loss)	284	414	110	354	69	13	60	(16)	92	(30)	1,350

EPS - Basic	0.26									0.97	1.23
EPS - Diluted	0.26									0.96	1.22
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

Non-GAAP
Tax Rate
Non-GAAP
income taxes in the second quarter of 2022 were $64 million, or 7.7%, on pre-tax
non-GAAP
income of $831 million.
Non-GAAP
income taxes in the second quarter of 2021 were $133 million, or 17%, on pre-tax
non-GAAP
income of $794 million. Our
non-GAAP
tax rate in the second quarter of 2022 was mainly affected by a portion of the realization of losses related to an investment in one of our U.S. subsidiaries, as mentioned in note 11 to our consolidated financial statements, as well as the mix of products we sold and interest expense disallowances.
Non-GAAP
income taxes in the first six months of 2022 were $206 million, or 12.9%, on pre-tax
non-GAAP
income of $1,597 million.
Non-GAAP
income taxes in the first six months of 2021 were $280 million, or 17%, on pre-tax
non-GAAP
income of $1,644 million.
We expect our annual
non-GAAP
tax rate for 2022 to be between 13% to 14%, lower than our
non-GAAP
tax rate for 2021, which was 16.4%, mainly due to the effect of a portion of the realization of losses related to an investment in one of our U.S. subsidiaries, as mentioned in note 11 to our consolidated financial statements.
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
After evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

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
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2022.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended June 30, 2022 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Articles of Association (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
1.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 23, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: July 27, 2022	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)