Form 10-K
period 2022-12-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2023-02-10
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number
001-16174
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
124 Dvora HaNevi’a St
., Tel Aviv, ISRAEL, 6944020
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No
☒
The aggregate market value of the voting common equity held by non-affiliates
of the registrant, computed by reference to the closing price at which the American Depositary Shares were last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022), was approximately $
7.3
 billion. Teva Pharmaceutical Industries Limited has no
non-voting
common equity. For purpose of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s common equity at June 30, 2022.
As of December 31, 2022, the registrant had
1,110,899,783
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

In addition to historical information, this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Important factors that could cause or contribute to such differences include risks relating to:

•

our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; delays in launches of new generic products; the increase in the number of competitors targeting generic opportunities and seeking U.S. market exclusivity for generic versions of significant products; our ability to develop and commercialize biopharmaceutical products; competition for our innovative medicines, including AUSTEDO®, AJOVY® and COPAXONE®; our ability to achieve expected results from investments in our product pipeline; our ability to develop and commercialize additional pharmaceutical products; and the effectiveness of our patents and other measures to protect our intellectual property rights;

•

our substantial indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments, may result in a further downgrade of our credit ratings; and our inability to raise debt or borrow funds in amounts or on terms that are favorable to us;

•

our business and operations in general, including: the impact of global economic conditions and other macroeconomic developments and the governmental and societal responses thereto; the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; effectiveness of our optimization efforts; our ability to attract, hire, integrate and retain highly skilled personnel; manufacturing or quality control problems; interruptions in our supply chain; disruptions of information technology systems; breaches of our data security; variations in intellectual property laws; challenges associated with conducting business globally, including political or economic instability, major hostilities or terrorism; costs and delays resulting from the extensive pharmaceutical regulation to which we are subject; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; significant sales to a limited number of customers; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets;

•

compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory environments; increased legal and regulatory action in connection with public concern over the abuse of opioid medications and any delay in our ability to obtain sufficient participation of plaintiffs for the nationwide settlement of our opioid-related litigation in the United States; scrutiny from competition and pricing authorities around the world, including our ability to successfully defend against the U.S. Department of Justice (“DOJ”) criminal charges of Sherman Act violations; potential liability for intellectual property right infringement; product liability claims; failure to comply with complex Medicare and Medicaid reporting and payment obligations; compliance with anti-corruption, sanctions and trade control laws; environmental risks; and the impact of Environmental, Social and Governance (“ESG”) issues;

•

other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our long-lived assets; the impact of geopolitical conflicts including the ongoing conflict between Russia and Ukraine; potential significant increases in tax liabilities; and the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business;

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

PART I

ITEM 1. BUSINESS

Business Overview

We are a global pharmaceutical company, committed to helping patients around the world to access affordable medicines and benefit from innovations to improve their health. Our mission is to be a global leader in generics, innovative medicines and biopharmaceuticals, improving the lives of patients.

We operate worldwide, with headquarters in Israel and a significant presence in the United States, Europe and many other markets around the world. Our key strengths include our world-leading generic medicines expertise and portfolio, focused innovative medicines portfolio and global infrastructure and scale.

Teva was incorporated in Israel on February 13, 1944 and is the successor to a number of Israeli corporations, the oldest of which was established in 1901.

Our Business Segments

We operate our business through three segments: North America, Europe and International Markets. Each business segment manages our entire product portfolio in its region, including generics, which includes biosimilars and over-the-counter (“OTC”) products, as well as innovative medicines. This structure enables strong alignment and integration between operations, commercial regions, R&D and our global marketing and portfolio function, optimizing our product lifecycle across therapeutic areas.

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

North America

Our North America segment includes the United States and Canada.

We are one of the leading generic pharmaceutical companies in the United States. We market approximately 500 generic prescription products in more than 1,400 dosage strengths, packaging sizes and forms, including oral solid dosage forms, injectable products, inhaled products, transdermal patches, liquids, ointments and creams. Most of our generic sales in the United States are made to retail drug chains, mail order distributors and wholesalers.

Our wholesale and retail selling efforts are supported by participation in key pharmaceutical conferences as well as focused advertising in professional journals and on leading pharmacy websites. We continue to strengthen consumer awareness of the benefits of generic medicines through partnerships and digital marketing programs.

Our innovative medicines portfolio in North America focuses on three main areas: central nervous system (“CNS”), respiratory and oncology.

Our CNS portfolio includes AJOVY® for the preventive treatment of migraine in adults, AUSTEDO® for the treatment of neurodegenerative and movement disorders – chorea associated with Huntington’s disease and tardive dyskinesia and COPAXONE®, for the treatment of multiple sclerosis (“MS”). In April 2022, the FDA issued a Complete Response Letter (“CRL”) regarding the new drug application (“NDA”) for risperidone LAI, and in October 2022, we resubmitted the NDA. The FDA accepted our NDA and we await the FDA’s response.

We are committed to maintaining a significant presence in the respiratory business by delivering a range of medicines for the treatment of asthma and chronic obstructive pulmonary disease (“COPD”), including QVAR®, ProAir® Digihaler® and CINQAIR®.

We maintain a meaningful presence in oncology medicines, including both innovative and generic medicines (including biosimilars). In 2019, we launched Truxima®, our first oncology biosimilar product in the United States. BENDEKA® is a liquid, low-volume (50 mL) and short-time 10-minute infusion formulation of bendamustine hydrochloride that we licensed from Eagle Pharmaceuticals, Inc. (“Eagle”).

Anda, our distribution business in the United States, distributes generic, innovative and OTC pharmaceutical products from various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining high inventory levels for a broad offering of products, competitive pricing and offering next day delivery throughout the United States.

Europe

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

We are one of the leading generic pharmaceutical companies in Europe. We are among the top three generic pharmaceutical companies in a number of European markets, including some of the largest markets in the European Union. We are not substantially dependent on any single country in Europe for our total generic European revenues which could be affected by pricing reforms or changes in regulations and public policy.

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

Our OTC portfolio in Europe includes global brands such as SUDOCREM® as well as local and regional brands such as NasenDuo®, DICLOX FORTE®, OLFEN® Max and FLEGAMINA®.

Our innovative medicines portfolio in Europe focuses on three main areas: CNS (including migraine), respiratory and oncology. Our leading product, COPAXONE, continues to be among the leading products for the treatment of MS, though new treatments are being introduced to various markets in Europe. AJOVY was granted EU marketing authorization in 2019 and, as of December 31, 2022, we have launched AJOVY in most European countries and we are planning to launch AJOVY in other European countries.

International Markets

Our International Markets segment includes all countries in which we operate other than those in our North America and Europe segments. The International Markets segment includes more than 35 countries, covering a substantial portion of the global pharmaceutical industry.

The countries in our International Markets segment include highly regulated, pure generic markets, such as Israel, branded generics-oriented markets, such as Russia and certain Latin America markets, and hybrid markets, such as Japan. Each market’s strategy is built upon differentiation and filling the unmet needs of that market. Our integrated sales force enables us to extract synergies across our branded generic, OTC and innovative medicines product offerings and across various channels (e.g., retail, institutional).

In Japan, one of our key markets within our International Markets segment, we operate a majority of our business through a business venture with Takeda Pharmaceutical Companies Limited (“Takeda”), in which we own a 51% stake and Takeda owns the remaining 49%. On February 1, 2021, we completed the sale of the majority of the generic and operational assets of our business venture in Japan.

Our innovative medicines portfolio in our International Markets segment focuses on three main areas: CNS, respiratory and oncology. By the end of 2022, we launched AJOVY in certain countries within our International Markets segment, such as Australia, Israel, South Korea, Brazil and others. AUSTEDO was launched in China in 2021 and in Brazil in 2022.

Our Product Portfolio and Business Offering

Our product and service portfolio includes generic medicines, biopharmaceuticals, innovative medicines, OTC products, a distribution business, API and contract manufacturing. Each region manages the entire range of products and services offered in its region and our global marketing and portfolio function optimizes our pipeline and product lifecycle across therapeutic areas. In most markets in which we operate, we use an integrated and comprehensive marketing model, offering a broad portfolio of products, including innovative medicines, generic products, biosimilars and OTC products.

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

We have been optimizing our global generics portfolio, particularly in the United States, through product discontinuation and price adjustments, with a focus on increasing profitability. This resulted in the restructuring and optimization of our generics business, including our manufacturing and supply network, and the closure or divestment of a significant number of manufacturing plants around the world. We are continuing our ongoing efforts regarding network consolidation activities and optimization of our global generics portfolio.

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

In November 2019 and February 2020, we launched Truxima® (rituximab-abbs), a biosimilar to Rituxan® (rituximab), in the United States and in Canada, respectively. It is our first oncology biosimilar product in the United States and is the first rituximab biosimilar to be approved in the United States.

In January 2020 and March 2020, we launched Herzuma® (trastuzumab-pkrb), a biosimilar to Herceptin® (trastuzumab), in Canada and the United States, respectively.

During the third quarter of 2022, the European Commission granted a marketing authorization for Ranivisio® (ranibizumab), a biosimilar to Lucentis®, which was also launched in the United Kingdom during the third quarter of 2022, as ONGAVIA®. We are moving forward with plans to launch in other countries in the European Union.

For information on our biosimilar products pipeline, see “—Research and Development” below.

Innovative Medicines

Our innovative medicines business, previously referred to as our specialty medicines business, is focused on delivering innovative solutions to patients and providers via medicines, devices and services in key regions and markets around the world, and includes our core therapeutic areas of CNS (with a strong emphasis on neurodegenerative disorders, neuropsychiatry, movement disorders, migraine and MS) and respiratory medicines (with a focus on asthma and COPD). We also have innovative medicines in oncology and selected other areas.

We deploy medical and sales and marketing professionals within specific therapeutic areas who seek to address the needs of patients and healthcare professionals. We tailor our patient support, payer relations and medical affairs activities to the distinct characteristics of each therapeutic area and medicine.

The U.S. market is the most significant market in our innovative medicines business. In Europe and International Markets, we leverage existing synergies between our innovative medicines business and our generics and OTC businesses. Our innovative medicines presence in International Markets is mainly built on our CNS, respiratory and oncology medicines.

We have built specialized “Patient Support Programs” to help patients adhere to their treatments, improve patient outcomes and, in certain markets, to ensure timely delivery of medicines and assist in securing reimbursement. These programs reflect the importance we place on supporting patients and ensuring better medical outcomes for them. Patient Support Programs are currently operated in many countries around the world in multiple therapeutic areas. We believe that it is important to provide a range of services and solutions tailored to meet the needs of patients according to their specific condition and local market requirements. We believe this capability provides an important competitive advantage in the innovative medicines business.

Below is a description of our key innovative medicines:

CNS (including Movement Disorders and Migraine)

Our CNS portfolio includes AJOVY for the preventive treatment of migraine, AUSTEDO for the treatment of tardive dyskinesia and chorea associated with Huntington’s disease and COPAXONE for the treatment of relapsing forms of MS.

AJOVY

•

AJOVY (fremanezumab-vfrm) injection is a fully humanized monoclonal antibody that binds to calcitonin gene-related peptide (“CGRP”) and it is indicated for the preventive treatment of migraine in adults. AJOVY was launched in the U.S. in 2018 and was approved in Canada in April 2020.

•

During 2019, AJOVY was granted a marketing authorization in the European Union by the European Medicines Agency (“EMA”) in a centralized process and began receiving marketing authorizations in various countries in our International Markets segment. AJOVY was launched in Japan in August 2021. By the end of 2022, we launched AJOVY in most European countries and in certain International Markets countries, such as Australia, Israel, South Korea, Brazil and others. We are moving forward with plans to launch in other countries around the world.

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

•

We filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents began on October 18, 2022, and on November 9, 2022, the jury issued a verdict in Teva’s favor, finding the three method of treatment patents valid and infringed by Lilly and awarding Teva $176.5 million in damages. On January 28, 2023, Lilly filed a motion requesting that the District Court overturn the jury’s verdict. Once the motion is decided, the losing party may appeal the decision to the Court of Appeals for the Federal Circuit. On June 8, 2021, we filed another lawsuit against Lilly in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes three patents related to the treatment of refractory migraine. Lilly’s IPR petitions challenging the patentability of these three patents were instituted by the PTAB. The litigation in the District of Massachusetts was stayed during the pendency of these IPR proceedings. In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

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

•

AUSTEDO was launched in China in early 2021, and was also launched in Israel during 2021. In August 2022, AUSTEDO was launched in Brazil. We continue with additional submissions in various other countries around the world.

•

AUSTEDO is protected in the United States by nine Orange Book patents expiring between 2031 and 2038 and in Europe by two patents expiring in 2029. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1, 2021, we sued two generic ANDA filers, Aurobindo and Lupin, in the U.S. District Court for the District of New Jersey. In addition, Apotex filed a petition for IPR by the PTAB of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. On April 29, 2022 and June 8, 2022, we reached agreements with Lupin and Aurobindo, respectively, to sell their generic products beginning April 2033, or earlier under certain circumstances. There are no further patent litigations pending regarding AUSTEDO.

COPAXONE

•

COPAXONE (glatiramer acetate injection) continues to play an important role in the treatment of MS in the United States (according to IQVIA data as of late 2022). COPAXONE is indicated for the treatment of patients with relapsing forms of MS (“RMS”), including the reduction of the frequency of relapses in relapsing-remitting multiple sclerosis (“RRMS”), including in patients who have experienced a first clinical episode and have MRI features consistent with MS.

•

COPAXONE is believed to have a unique mechanism of action that works with the immune system, unlike many therapies that are believed to rely on general immune suppression or cell sequestration to exert their effect. COPAXONE provides a proven mix of efficacy, safety and tolerability.

•

One European patent protecting COPAXONE 40 mg/mL was found invalid by the Board of Appeal of the European Patent Office in September 2020 and two additional patents expiring in 2030 were found invalid in December 2021. In certain countries, Teva remains in litigation against generic companies on an additional COPAXONE 40 mg/mL patent that expires in 2030.

•

In December 2018, Teva sued Pharmascience regarding its application to sell a generic version of COPAXONE in Canada. In December 2020, the Canadian Federal Court issued a decision finding the 2028 method of use patent invalid and the 2030 dosing regimen patent valid and infringed. In January 2022, the Canadian Federal Court of Appeals affirmed Teva’s victory against Pharmascience on the 2030 dosing regimen patent. Pharmascience’s appeal to the Supreme Court of Canada was dismissed on September 29, 2022. Then on October 28, 2022, the Re-examination Board, in a decision resolving the re-examination proceeding initiated by Pharmascience at the Canadian Patent office, upheld the validity of the 2030 dosing regimen patent and allowed a number of additional claims. We previously settled our Canadian litigation with Sandoz regarding their application for a generic version of COPAXONE in Canada. Additionally, a case against Mylan with respect to its Canadian application for a generic version of COPAXONE was stayed pending the outcome of the Pharmascience appeal and the action has been discontinued.

•

The market for MS treatments continues to develop, particularly with generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus® and Kesimpta®.

Oncology

Our innovative oncology medicines portfolio includes BENDEKA and TREANDA®, GRANIX® and TRISENOX® in the United States and LONQUEX®, TEVAGRASTIM®/RATIOGRASTIM® and TRISENOX outside the United States.

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

•

BENDEKA faces direct competition from Belrapzo® (a ready-to-dilute bendamustine hydrochloride product from Eagle). Other competitors to BENDEKA include combination therapies such as R-CHOP (a combination of cyclophosphamide, vincristine, doxorubicin and prednisone in combination with rituximab) and CVP-R (a combination of cyclophosphamide, vincristine and prednisolone in combination with rituximab) for the treatment of NHL, as well as a combination of fludarabine, doxorubicin and rituximab for the treatment of CLL and newer targeted oral therapies, such as ibrutinib, idelilisib and venetoclax.

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

•

Additionally, in July 2018, Teva and Eagle filed suit against Hospira, Inc. (“Hospira”) related to its 505(b)(2) NDA referencing BENDEKA in the U.S. District Court for the District of Delaware. On December 16, 2019, the district court dismissed the case against Hospira on all but one of the asserted patents, which expires in 2031. On April 18, 2022, Teva and Eagle settled this matter, allowing Hospira to launch its product on January 17, 2028 or earlier under certain circumstances. Teva had also filed suit against two other 505(b)(2) NDA filers, Doctor Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”). On December 10, 2022, Teva and Eagle settled with Accord, allowing Accord to launch its product on January 17, 2028 or earlier under certain circumstances. A trial against the remaining 505(b)(2) NDA filer, DRL, is set to begin in May 2023.

•

In addition to the settlement with Eagle regarding its bendamustine 505(b)(2) NDA, between 2015 and 2020, we reached final settlements with 22 ANDA filers for generic versions of the lyophilized form of TREANDA and one 505(b)(2) NDA filer for a generic version of the liquid form of TREANDA, providing for the launch of generic versions of TREANDA prior to patent expiration. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022. To-date we are aware of one generic TREANDA product on the market.

Respiratory

Our respiratory portfolio includes our legacy products, as well as our new digital inhalers with built-in sensors: ProAir Digihaler, AirDuo® Digihaler and ArmonAir® Digihaler. Our portfolio also includes ProAir RespiClick®, QVAR, BRALTUS®, CINQAIR/CINQAERO®, DuoResp® Spiromax® and AirDuo® RespiClick®/ ArmonAir® RespiClick.

We are committed to maintaining a leading presence in the respiratory market by delivering a range of medicines for the treatment of asthma and COPD. Our portfolio is centered on optimizing respiratory treatment for patients and healthcare providers through the development and commercialization of innovative delivery systems and therapies that help address unmet needs.

The key areas of focus for our respiratory R&D are the development of differentiated respiratory therapies for patients using innovative delivery systems to deliver chemical and biological therapies. Our device strategy is intended to result in “device consistency,” allowing physicians to choose the device that best matches a patient’s needs both in terms of ease of use and effectiveness of delivery of the prescribed molecule, and includes three main types of devices: (i) Digihaler, which captures and shares objective inhaler use data; (ii) a breath-actuated inhaler (“BAI”) used in QVAR RediHaler®; and (iii) RespiClick (U.S.) or Spiromax (EU), a novel inhalation-driven multi-dose dry powder inhaler (“MDPI”).

Our legacy products include ProAir RespiClick and QVAR:

•

ProAir RespiClick (albuterol sulfate) inhalation powder is a breath-actuated, multi-dose, dry-powder, short-acting beta-agonist inhaler for the treatment or prevention of bronchospasm with reversible obstructive airway disease and for the prevention of exercise-induced bronchospasm in patients four years of age and older.

•

QVAR (beclomethasone dipropionate HFA) is indicated as a maintenance treatment for asthma as a prophylactic therapy in patients five years of age or older. QVAR is also indicated for asthma patients who require systemic corticosteroid administration, where adding QVAR may reduce or eliminate the need for systemic corticosteroids. Three generic manufacturers have filed ANDAs for the metered-dose inhaler (“MDI”) presentation of QVAR. Teva filed suit against two of those ANDA filers in the U.S. District Court for the District of New Jersey. A settlement was reached with one of those two filers on December 5, 2022, and a trial was held against the other during November 2022. A decision is expected in the first half of 2023.

•	QVAR RediHaler (beclomethasone dipropionate HFA) inhalation aerosol, a BAI, is indicated for the maintenance treatment of asthma as a prophylactic therapy in patients four years of age and older.

Our Digihaler portfolio is the first and only family of smart inhalers with built-in sensors that automatically capture objective inhaler use data that may help health care professionals and patients make more informed treatment decisions that may improve health outcomes. Our Digihaler portfolio consists of:

•

ProAir Digihaler (albuterol sulfate 117 mcg) inhalation powder was launched in the U.S. in July 2020. Our rescue inhaler connects to a companion mobile application and provides inhaler use information for people with asthma and COPD.

•

ArmonAir Digihaler (fluticasone propionate 113 mcg) inhalation powder was launched in the U.S. in September 2020. Our inhaled corticosteroid (“ICS”) maintenance inhaler connects to a companion mobile application and provides inhaler use information for people with asthma.

•

AirDuo Digihaler (fluticasone propionate 113 mcg and salmeterol 14 mcg) inhalation powder was launched in the U.S. in September 2020. Our dual-ICS and long-acting beta agonist maintenance inhaler connects to a companion mobile application and provides inhaler use information for people with asthma.

Additional products in our respiratory portfolio include:

•	BRALTUS (tiotropium bromide) is a long-acting muscarinic antagonist, indicated for adult patients with COPD, delivered via the Zonda® inhaler. It was launched in Europe in August 2016.

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

For information on our innovative medicines pipeline, see “—Research and Development” below.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.

We produce approximately 350 APIs for our own use and for sale to third parties in many therapeutic areas. APIs used in pharmaceutical products are subject to regulatory oversight by health authorities. We utilize a variety of production technologies, including chemical synthesis, semi-synthetic fermentation, enzymatic synthesis, high potency manufacturing, plant extract technology, peptide synthesis, vitamin D derivatives synthesis and prostaglandins synthesis. Our advanced technology and expertise in the field of solid state particle technology enable us to meet specifications for particle size distribution, bulk density, specific surface area and polymorphism, as well as other characteristics.

We provide contract manufacturing services related to products divested in connection with the sale of certain business lines, as well as other miscellaneous items. Our other activities are not included in our North America, Europe and International Markets segments described above.

Research and Development

Our R&D activities span the breadth of our business, including generic medicines (finished goods and API), biosimilars, innovative medicines and OTC medicines.

All of our R&D activities are concentrated under one global group with overall responsibility for generics, biosimilars and innovative medicines, enabling better focus and efficiency.

A strong focus for Teva is the development of new generic medicines. We develop generic products for our North America, Europe and International Markets segments. Our focus is on developing complex formulations with complex technologies, which have higher barriers to entry. Generic R&D activities, which are carried out in development centers located around the world, include product formulation, analytical method development, stability testing, management of bioequivalence, bio-analytical studies, other clinical studies and registration of generic drugs in all of the markets where we operate. We also operate several clinics where most of our bioequivalent studies are performed as well as most of our phase 1 studies for innovative and biosimilar products. We have more than 1,200 generic products in our pre-approved global pipeline, which includes products in all stages of the approval process: pre-submission, post-submission and after tentative approval.

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

Our innovative R&D product pipeline is focused on biologic and selected small molecule products. Innovative medicines development activities include preclinical assessment (including toxicology, pharmacokinetics, pharmacodynamics and pharmacology studies), clinical development (including pharmacology and the design, execution and analysis of global safety and efficacy trials), as well as regulatory strategy to deliver registration of our pipeline products. We develop novel innovative medicines in our core therapeutic and disease focus areas. We have neuroscience projects in areas such as migraine, movement disorders/neurodegeneration and neuropsychiatry. Our immunology projects are focused on respiratory medicines and include both novel compounds and delivery systems designed to address unmet patient needs.

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

While our focus is on internal growth that leverages our R&D capabilities, we have entered into, and expect to pursue, in-licensing, acquisition and partnership opportunities to supplement and expand our existing innovative medicines and biosimilar pipeline (e.g., the transactions with Alvotech and Modag). In parallel, we evaluate and expand the development scope of our existing R&D pipeline products as well as our existing products for submission in additional markets.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of February 1, 2023:

	Phase 2	Phase 3	Pre-Submission	Under Regulatory Review
Neuroscience		Deutetrabenazine Dyskinesia in Cerebral Palsy (September 2019)		Risperidone LAI Schizophrenia (1)
Olanzapine LAI Schizophrenia (September 2022)
Immunology	TEV-48574 Inflammatory Bowel Disease
Other				Digihaler® (budesonide and formoterol fumarate dihydrate) (EU)
Digihaler® (beclomethasone dipropionate HFA)(U.S.)

(1)

Developed under a license agreement with MedinCell. In August 2021, the FDA accepted the NDA for risperidone LAI, based on phase 3 data from two pivotal studies. In April 2022, the FDA issued a CRL regarding the NDA for risperidone LAI and in October 2022, we resubmitted the NDA. The FDA accepted our NDA and we await the FDA’s response.

During 2022, development of the following projects was discontinued:

•	TEV-53275 for respiratory; and

•	fasinumab for the treatment of osteoarthritic pain.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including phase 3 clinical trials for biosimilars to Prolia® (denosumab), Xolair® (omalizumab) and Eylea® (afilbercept), a biosimilar to Lucentis® (ranibizumab) that was submitted in Canada, and biosimilars to Stelara® (ustekinumab) and to Humira® (adalimumab), each of which are currently under U.S. regulatory review.

Operations

We operate our business globally and believe that our global infrastructure provides us with the following capabilities and advantages:

•	global R&D facilities that enable us to have a broad global generic pipeline and product line, as well as a focused pipeline of innovative medicines;

•	API manufacturing capabilities that offer a stable, high-quality supply of key APIs, vertically integrated with our pharmaceutical operations;

•

pharmaceutical manufacturing facilities approved by the FDA, EMA and other regulatory authorities located around the world, which offer a broad range of production technologies and the ability to concentrate production in order to achieve high quality and economies of scale; and

•

high-volume, technologically advanced distribution facilities for solid dosage forms, injectable and blow-fill-seal, which are available mainly in North America, Europe, Latin America, India and Israel and that allow us to deliver new products to our customers quickly and efficiently, providing a cost-effective, safe and reliable supply.

These capabilities provide us with the means to respond on a global scale to a wide range of therapeutic and commercial requirements of patients, customers and healthcare providers.

Pharmaceutical Production

We operate 39 finished dosage and packaging pharmaceutical plants in 27 countries. These plants manufacture solid dosage forms, sterile injectables, liquids, semi-solids, inhalers, transdermal patches and other medicinal products. In 2022, we produced approximately 75 billion tablets and capsules and approximately 600 million sterile units.

The manufacturing sites located in North America, Europe, Latin America, India and Israel make up the majority of our production capacity.

We use several external contract manufacturers to achieve operational and cost benefits. We continue to strengthen our third-party operations unit to strategically work with our supplier base in order to meet cost, supply security and quality targets on a sustainable basis in alignment with our global procurement organization.

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

Raw Materials for Pharmaceutical Production

In general, we purchase our raw materials and supplies required for the production of our products in the open market. For some products, we purchase such raw materials and supplies from one source (the only source available to us) or a single source (the only approved source among many available to us), thereby requiring us to obtain such raw materials and supplies from that particular source. We mitigate, where possible, our raw material supply risks through inventory management and alternative sourcing strategies. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic Environment.”

We source a large portion of our APIs from our own manufacturing facilities. Additional APIs are purchased from suppliers located in Europe, Asia and the Americas. We have implemented a supplier audit program to ensure that our suppliers meet our high standards and are able to fulfill the requirements of our global operations.

We currently have 14 API production facilities, producing approximately 350 APIs in various therapeutic areas. Our API intellectual property portfolio includes hundreds of granted patents and pending applications.

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

Environment, Health and Safety

We are committed to business practices that promote socially and environmentally responsible economic growth. During 2022, we continued to make significant progress on our ESG strategy.

On Environment, Health and Safety (“EHS”), among other things, in 2022:

•

we continued the implementation of our global EHS management system in all countries where we operate, which promotes proactive compliance with applicable EHS requirements, establishes EHS standards throughout our global operations and helps drive continuous improvement in our EHS performance;

•

proactively evaluated EHS compliance through self-evaluation and an internal audit program in addition to some external audits, addressing non-conformities through appropriate corrective and preventative action; and

•	continued to promote climate change mitigation and adaptation strategy according to international standards.

Please see the section entitled “Environmental” from Teva’s 2021 ESG Progress Report (which is located on our website) for more detailed information regarding our environmental goals and activities. Nothing on our website, including Teva’s 2021 ESG Progress Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the U.S. Securities and Exchange Commission.

Quality

We are committed not only to complying with quality requirements but to developing and leveraging quality as a competitive advantage. In 2022, we completed numerous inspections by various regulatory agencies of our finished dosage pharmaceutical and API plants and we actively engaged in discussions with authorities to mitigate drug shortages and participated in several industry-wide task forces. We continue to focus on maintaining a solid and sustainable quality compliance foundation, as well as making quality a priority to foster continuous compliance. We seek to ensure that quality is an embedded part of our corporate culture and is reflected in all of our daily operations, delivering reliable and high quality products.

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

Furthermore, in significant markets such as Japan and Russia, governments have issued or are in process of issuing regulations designed to increase generic penetration. Specifically, in Japan, ongoing regulatory pricing reductions and generic competition to off-patented products have negatively affected our sales in Japan. These conditions result in intense competition in generics, with generic companies competing for advantage based on pricing, time to market, reputation and customer service.

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

Our innovative medicines business faces intense competition from both innovative and generic pharmaceutical companies. Our innovative medicines business may continue to be affected by price reforms and changes in the political landscape, following recent public debate in the United States. We believe that our primary competitive advantages include our commercial marketing teams, global R&D capabilities, the body of scientific evidence substantiating the safety and efficacy of our various medicines, our patient-centric solutions, physician and patient experience with our medicines and our medical capabilities, which are tailored to our product offerings, regional and local markets and the needs of our stakeholders.

Human Capital Management

Our People

Our employees are the heart of our Company. In the highly competitive pharmaceutical industry, it is imperative that we attract, develop and retain top talent on an ongoing basis. To do this, we seek to make Teva an inclusive, diverse and safe workplace, with meaningful compensation, benefits and wellbeing programs, and we offer training and leadership development programs that foster career growth.

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

Employees

As of December 31, 2022, Teva’s global workforce consisted of 36,826 employees. In 2022, the size of our global workforce continued to contract modestly as we continued our focus on network consolidation activities.

As a global company, we have employees in 58 countries around the world, representing a wide range of nationalities. In certain countries, we are party to collective bargaining agreements with certain groups of employees.

The following table presents our workforce headcount by employment type:

	December 31,
	2022	2021	2020
Full-time	34,004	34,713	37,100
Part-time	1,121	1,266	1,272
Contractor	1,701	1,558	1,844
Total	36,826	37,537	40,216
Total full time equivalent	36,520	37,037	39,717

The following table presents our workforce headcount by geographic area (excluding contractors):

	December 31,
	2022	2021	2020
North America	6,099	6,302	6,918
Europe	17,834	18,122	18,569
International Markets (excluding Israel)	7,952	7,955	9,210
Israel	3,240	3,600	3,675
Total (excluding contractors)	35,125	35,979	38,372

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

Teva’s Position on Inclusion and Diversity outlines our commitment to establishing a comfortable, open environment across all business units, for all employees. Our Inclusion and Diversity (“I&D”) framework, governed by our I&D task force, provides a foundation for embedding I&D across our business. Our dedicated global I&D lead is responsible for the execution of the global I&D framework, including strategy and initiatives, partnerships and alignment of activities across regions and business units.

We are committed to pay equity at all levels and we conduct equitable pay research and report our findings annually in our Progress ESG Report. For example, in 2021, the most recent year for which findings are available, we conducted comprehensive equitable pay research among 100% of our employees, and found that among those in the same level, function/profession and location, we pay our women employees an average of 1% more than our male employees in terms of annual base salaries.

In addition, we support recruitment, development and retention of individuals with diverse backgrounds. Our I&D task force monitors and assesses our I&D programs and efforts, using regular surveys and feedback to strengthen and adapt our programs, as needed. We seek to support our inclusive and diverse culture through employee resource groups (“ERGs”), mentoring programs, sponsorship, and training, among other things. For instance, we developed a global mentoring program for women, aimed at advancing women to senior leadership positions. In addition, in January 2022, we launched the Catalyst program, a group of senior leaders tasked with establishing a plan to support the progression of women to senior leadership roles.

In the U.S., the Teva Employee Resource Group Network represents ten distinct ERGs, which have a key role in creating a culture of inclusion and bringing together employees with shared characteristics and life experiences. These ERGs foster opportunities for networking, mentoring, collaboration, community outreach, career development, leadership training and cultural exchanges. Currently, our ERGs include groups for women, men, Black Heritage, Latinx, Asian Pacific Americans, Abilities (individuals with disabilities), Veterans, LGBTQ+, Working Families, and MERGE (multigenerational).

In Israel, we partnered with Co-Impact, a non-governmental organization focused on supporting employment among the Arab community. We developed a website in Arabic to support recruiting and videos to increase awareness about Teva and our efforts to promote I&D among potential candidates.

In addition, we provided mandatory training for all employees globally on fostering inclusive behavior, and we include an inclusive leadership module in all Teva global leadership development programs.

The following table presents percentage of our global employee population identifying as female and male, as of December 31, 2022:

	Female	Male
Total employees	46%	54%
Managers	48%	52%
Senior management	27%	73%

Health and Safety

The health and safety of our employees is critical to our ability to supply medicines to our patients. Our Environment, Health, Safety and Sustainability Policy and global Environment Health and Safety Management System guide our employee health and safety practices. We have implemented this system, which often exceeds regulatory requirements, to provide a global standard of care.

As our employees and communities continued to face the impact of the COVID-19 pandemic, protecting our employees remained our priority. We maintained and adapted global and country-level governance processes established at the start of the pandemic and implemented safety and wellbeing measures in line with public health best practices. In addition to keeping our employees safe, this allowed for the development, production and distribution of medicines across our supply chains to remain largely uninterrupted.

Employee Career Growth, Training and Development

We invest in employee career growth and development at Teva. Our talent development programs benefit employees individually by providing them with the resources they need to enhance their professional and management abilities, develop leadership skills and achieve their career aspirations, which in turn helps us to remain competitive in our industry.

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

Our Teva Grow program for employees provides development in essential soft skills, success in a global setting and company knowledge. We also provide an extensive catalog of lessons from an online learning platform. For Teva managers, we refreshed our development programs to develop the skills, capabilities and mindset required of managers, taking into account the challenges of a disruptive environment and the importance of maintaining the wellbeing of our employees.

We focus on succession planning through global and local talent review processes that identify and accelerate successors’ readiness to fill senior positions across Teva. In order to measure our success at promoting talent from inside our organization, we track the proportion of positions filled with internal candidates and other related statistics.

Compensation, Benefits and Wellbeing

We provide competitive compensation, health and retirement programs for our employees. We offer variable pay in the form of bonuses and stock-based compensation for eligible employees and have one global annual bonus plan.

In 2022, we began implementing our wellbeing strategy globally. In addition to having our first global wellbeing month dedicated to raising awareness of the importance of wellbeing, we leveraged practical tools and local programs to address the physical, financial, social and mental health needs of our employees and their families. We offer programs and initiatives that promote healthy diet, physical activity and mental wellbeing. For example, our organizations in many countries introduced or expanded employee assistance programs to cover psychological support and counseling for employees and their families and we included wellbeing as part of our managerial training programs.

During 2022, as the COVID-19 pandemic evolved and it became appropriate and safe again to work in the office in various countries, we continued the rollout of our updated remote work policy, allowing relevant employees to work remotely in accordance with certain parameters.

Employee Engagement and Satisfaction

To understand whether our human capital strategies are effective and are resonating with our employees, and where we can improve, we conduct an annual employee survey. In 2022, we achieved an 83% response rate. Results of the survey show that employee engagement levels have remained high and steady. Employees feel connected with Teva’s mission and values, are confident in Teva’s positive impact on society, and believe they are treated with respect. In addition, they feel they are able to be themselves at work, they are treated fairly regardless of personal background or characteristics, and that Teva promotes a culture of diversity and inclusiveness.

Management reviews the survey results closely to determine areas for improvement and creates action plans to address any gaps. Survey results are communicated to employees though global communications and town halls and shared with our Board of Directors.

Please see the section entitled “Social” from our Teva 2021 ESG Progress Report (which is located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our 2021 ESG Progress Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the Securities and Exchange Commission.

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

The Drug Price Competition and Patent Term Restoration Act (the “Hatch-Waxman Act”) established the procedures for obtaining FDA approval for generic forms of brand-name drugs. This act also provides market exclusivity provisions that can delay the approval of certain NDAs and ANDAs. One such provision allows a five-year period of data exclusivity for NDAs containing new chemical entities and a three-year period of market exclusivity for NDAs (including different dosage forms) containing new clinical trial(s) essential to the approval of the application. The Orphan Drug Act grants seven years of exclusive marketing rights to a specific drug for a specific orphan use. The term “orphan drug” refers, generally, to a drug that treats a rare disease affecting fewer than 200,000 Americans. Market exclusivity provisions are distinct from patent protections and apply equally to patented and non-patented drug products. Another provision of the Hatch-Waxman Act extends certain patents for up to five years as compensation for the reduction of effective life of the patent which resulted from time spent in clinical trials and time spent by the FDA reviewing a drug application.

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

In September 2022, the FDA user fee reauthorization legislation, known as the FDA User Fee Reauthorization Act of 2022 (“FUFRA”) was enacted in the United States. The agreements for pharmaceuticals, biosimilars and medical devices were negotiated with industry representatives over the course of 2021 to establish the amounts regulated companies would pay the FDA to support the product review process at the agency. Various fees must be paid by these manufacturers at different times, such as annually and with the submission of different types of applications. In return for this additional funding, the FDA has entered into agreements with each of the affected industries (known as the “user fee agreements”) that commit the agency to interacting with manufacturers and reviewing applications such as NDAs, ANDAs and BLAs in certain ways, and taking action on those applications at certain times. The agency is obligated to set specific timelines to communicate with companies, meet with company product sponsors during the review process and take action on their applications.

The Inflation Reduction Act and Certain Government Programs

The Inflation Reduction Act (“IRA”) of 2022 is the most significant pharmaceutical pricing reform to become law in the United States in the last two decades. Since 2019, pharmaceutical companies have been responsible for providing a 70% discount on branded prescription pharmaceuticals to Medicare Part D patients who had entered the coverage gap discount program, also known as the “donut hole.”

The IRA restructures Medicare’s benefit design and eliminates the Part D donut hole in 2025. Pharmaceutical manufacturers will be required to provide a 10% discount of all biosimilar and brand name prescription drugs covered under the Medicare Part D plan benefit during the initial coverage period before the beneficiary reaches the $2,000 out-of-pocket spending cap. Once the patient reaches the out-of-pocket spending cap, they enter catastrophic coverage and drug manufacture liability for biosimilar and brand name drugs increases to 20%.

In addition to the benefit redesign, the IRA modifies the “noninterference” clause of the Medicare Modernization Act of 2003 by requiring the U.S. Department of Health and Human Services (“HHS”) to negotiate the prices of certain drugs and biologics. In particular, HHS is directed to negotiate a subset of medicines with the highest annual expenditures to Medicare Parts B and D that have been on the market for 9 years (or 13 years for biologics) without an available generic (or biosimilar) on the market.

Drugs with an available generic or biosimilar, certain drugs that represent a limited portion of Medicare program spending, drugs with an orphan designation as their only FDA approved indication, and all plasma-derived products are exempt from direct negotiation. The number of negotiated products will be phased in between 2026 and 2029, and the law sets a maximum fair price the manufacturer can charge based on the number of years the product has been on the market. The law allows HHS to levy an excise and civil monetary penalties against non-compliant manufacturers or those who refuse to negotiate.

The IRA also imposes rebate requirements on manufacturers of single-source generics and other drugs covered under Medicare Part B and Part D where the price of the drug increases faster than inflation. Multisource generics and all products with an average manufacturer’s price less than $100 per year, per individual, are exempt from rebate requirements. Beginning on October 1, 2022 for Part D products and on January 1, 2023 for Part B products, CMS will monitor for products with price increases higher than the rate of inflation on a quarterly basis. Rebates will be calculated as the total number of units sold by the amount the product exceeds the inflation-adjusted price, with 2021 as the base year to measure cumulative changes relative to inflation. Noncompliant manufacturers will be subject to a civil monetary penalty of at least 125% of the calculated rebate amount.

Previously, the Patient Protection and Affordable Care Act (“ACA”) of 2010 represented the most significant health care reform in the United States in over thirty years. It was passed to require individuals to have health insurance and to control the rate of growth in healthcare spending through, among other things, stronger prevention and wellness measures, increased access to primary care, changes in healthcare delivery systems and the creation of health insurance exchanges.

The ACA requires the pharmaceutical industry to share in the costs of reform by increasing Medicaid rebates, expanding Medicaid rebates to Medicaid managed care programs and funding of pharmaceutical costs for Medicare. Additionally, an excise tax was levied against certain branded pharmaceutical products. The tax is specified by statute to be approximately $2.8 billion in 2019 and each year thereafter. The tax is apportioned to qualifying pharmaceutical companies based on an allocation of their governmental programs as a portion of total pharmaceutical government programs.

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

Europe

General

In Europe, marketing authorizations for pharmaceutical products may be obtained either through a centralized procedure for a license valid in all member countries of the European Union, which is granted by the EMA, or licenses granted by the national competent authorities via a mutual recognition procedure which requires submission of applications in other chosen member states following approval by a so-called reference member state, a decentralized procedure that entails simultaneous submission of applications to chosen member states or occasionally through a local national procedure.

During 2022, we continued to register products in the European Union, primarily using the decentralized procedure (simultaneous submission of applications to chosen member states). We continue to use, on occasion, the mutual recognition and centralized procedures.

The European pharmaceutical industry is highly regulated and much of the legislative and regulatory framework is driven by the European Commission, together with the European Parliament and the Council of Europe. This has many benefits, including the potential to harmonize standards across the complex European market, but it also has the potential to create complexities affecting the entire European market.

European Union

The medicines regulatory framework of the European Union requires that medicinal products, including generic versions of previously approved products and new strengths, dosage forms and formulations of previously approved products, receive a marketing authorization before they can be placed on the market in the European Union. Authorizations are granted after a favorable assessment of quality, safety and efficacy by the respective health authorities. To comply with formal requirements, the application must contain the quality related information of the product (chemical, physical, biological and microbiological data, information about manufacturing process, raw materials, packaging and labelling data, quality control procedures), data confirming product safety (toxicological and pharmacological information), and product efficacy information (clinical studies or clinical trials).

In order to control expenditures on pharmaceuticals, most member states of the European Union regulate the pricing of such products and in some cases limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences among member states.

In addition to patent protection, exclusivity provisions in the European Union may prevent companies from applying for marketing approval for a generic product for eight years (or ten years for orphan medicinal products) from the date of the first marketing authorization of the original product in the European Union. Further, the generic product will be barred from market entry (marketing exclusivity) for a further two years, with the possibility of extending the market exclusivity by one additional year under certain circumstances. As part of the European Commission’s review of the general pharmaceutical legislation, the provisions relating to regulatory exclusivity are currently under review. Proposed changes are expected to be published in 2023, although the implementation date and transitional provisions are unclear.

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

In July 2019, the SPC Manufacturing Waiver Regulation came into force in the European Union (subject to certain conditions) allowing products manufactured prior to SPC expiry to be exempt from SPC infringement if such products are manufactured for export to non-European Union markets or for launch in the European Union upon expiry of the SPC. This waiver applies from July 2, 2022 to all SPCs that came into effect after July 1, 2019 or, if the SPC was applied for after July 1, 2019, from the date the SPC comes into effect. This legislation is due to be reviewed prior to July 2024.

Orphan designated products, which receive, under certain conditions, a blanket period of ten years of market exclusivity, may receive an additional two years of exclusivity instead of an extension of the SPC if the requirements of the pediatric regulation are met. The criteria and protection period for orphan designated products are currently under review by the European Commission, with proposed changes expected to be published in 2023.

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

On December 31, 2020, the United Kingdom formally left the European Union (also known as “Brexit”). Legislative changes are expected as the UK government begins to enact national legislation in place of certain provisions which derive from EU legislation. Although certain regulatory and technical challenges remain, we continue to have processes and contingencies in place to minimize their impact, and to maintain our ability to supply medicines to patients in the United Kingdom, and to supply medicines made in the United Kingdom to other markets.

Medical Devices

Although not subject to FDA regulation as standalone medical devices, certain of our products are regulated as medical devices in the European Union. In 2017, the European Union adopted the European Union Medical Device Regulation (“EU MDR”), replacing the prior European Union Medical Device Directive (“EU MDD”) framework. The EU MDR specifies new risk classification rules, as well as changes to clinical studies, post-marketing surveillance, device traceability and oversight by notified bodies. The EU MDR became applicable on May 26, 2021. Devices certified under the prior EU MDD regime may continue to be first placed on the market whilst their certificates remain valid provided there are no significant changes in the design or intended purpose; however, any devices placed on the market for the first time after May 27, 2024 must comply in full with EU MDR. From May 27, 2025 all medical devices sold in the European Union must be fully MDR compliant. In the

U.K., the EU MDD, as adopted into U.K. law, remains applicable to all medical devices, although new UK legislation relating to medical devices is expected in 2024.

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

Whether or not we, or our partners, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of such product in those countries. The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In addition, we, and our partners, may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws, as well as laws and regulations requiring transparency of pricing and marketing information and governing the privacy and security of personal information. The majority of the countries in which we market our products have enacted privacy regulation. In 2022, the existing privacy legislation in Russia and Japan were amended. We and our partners are implementing measures as needed to comply with such privacy requirements.

If we, or our partners, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Miscellaneous Regulatory Matters

We are subject to various national, regional and local laws of general applicability, such as laws regulating working conditions. We are also subject to country specific data protection laws and regulations applicable to the collection and processing of personal data around the world. In addition, we are subject to various national, regional and local environmental protection laws and regulations, including those governing the emission of material into the environment. We are also subject to various national, regional and local laws regulating how we interact with healthcare professionals and representatives of government that impact our promotional and other commercial activities. Additionally, we may be subject in the future to various new national, regional and local laws and regulations, such as the NIS2 Directive, the EU Digital Services Act, the European Health Data Space and the EU Artificial Intelligence Regulation, which could impact our business activities.

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

In July 2020, the European Court of Justice in a case known as “Schrems II”, invalidated the adequacy of the EU-US Privacy Shield Certification Programme under the EU General Data Protection Regulation (“GDPR”). In the same year, the European Commission updated its Standard Contractual Clauses, one mechanism under Chapter V of the GDPR to lawfully allow transfers of personal data outside the EU. As a result, companies are required to conduct and document comprehensive data transfer assessments, and if supplementary measures cannot address an adequate level of protection, then such transfers shall be restricted. In March 2022, the European Commission and the U.S. Administration announced that they had reached an agreement in principle on a new EU-U.S. Data Privacy Framework, which will address the concerns raised in the Schrems II decision; additionally, in October 2022, the U.S. announced an Executive Order implementing this principle into U.S. law, both of which were important steps in order to facilitate trans-Atlantic data flows from the EU to the U.S. We continue to monitor these developments and to address requirements regarding data transfers.

In the United States, the legislative and regulatory landscape for data privacy and protection continues to evolve with an increasing focus on privacy and data protection issues. The Federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”) mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA also sets forth federal rules protecting the privacy and security of protected health information (“PHI”). The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. In 2009, the law was amended to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and significantly increased the monetary penalties for violations of HIPAA. During 2022, certain of Teva’s U.S. entities have become subject to HIPAA as business associates. We have established administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI maintained or transmitted by such entities.

Additionally, the California Consumer Privacy Act (“CCPA”) established a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Further, the California Privacy Rights Act (“CPRA”), effective January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022), creates additional obligations with respect to processing and storing personal information. While clinical trial data and information governed by HIPAA are currently exempt from the current versions of the CCPA and CPRA, other personal information may be applicable and possible changes to the CCPA and CPRA may broaden its scope.

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

Our 2022 ESG Progress report, which will provide enhanced ESG disclosures, is expected to be published in May 2023. Information in our ESG Progress Report shall not be deemed incorporated by reference into this Annual Report or any other filing with the SEC.

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

In 2022, total revenues from sales of our generic medicines in all our business segments were $8,601 million, or 58% of our total revenues. Generic pharmaceuticals are, as a general matter, less profitable than innovative medicines, and have faced price erosion in each of our business segments, placing even greater importance on our ability to continually introduce new products. We have become more dependent on sales of our generics medicines and are increasingly subject to market and regulatory factors and other risks affecting generic pharmaceuticals worldwide.

In recent years, our business has experienced increased volatility in volumes due in large part to global supply chain issues and the COVID-19 pandemic. In 2022, the global economy was continuing to recover from the impacts of the COVID-19 pandemic and also began experiencing additional macroeconomic pressures such as rising inflation and disruptions to the global supply chain, in part resulting from the ongoing conflict between Russia and Ukraine. Due to the complexity of our supply chain, we have experienced supply discontinuities due to macroeconomic issues, regulatory actions, including sanctions and trade restrictions, labor disturbances and approval delays, which impacted our ability to timely meet demand in certain instances. These adverse market forces have a direct impact on our overall performance. Any such disruptions could have a material adverse impact on our business and our results of operation and financial condition.

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

Sales of our generic products may be adversely affected by the concentration of our customer base and commercial alliances among our customers.

A significant portion of our sales are made to relatively few U.S. retail drug chains, wholesalers, managed care purchasing organizations, mail order distributors and hospitals. These customers have undergone significant consolidation and formed various commercial alliances, which may continue to increase the pricing pressures that we face in the United States. The presence of large buying groups, and the prevalence and influence of managed care organizations and similar institutions, have increased pressure on price, as well as terms and conditions required to do business. There are three large Group Purchasing Organizations (“GPOs”) that account for more than 80% of generics purchases in the United States in 2022, which provides each of them with significant bargaining power. We expect the trend of increased pricing pressures from our customers and price erosion in the U.S. generics market to continue.

Furthermore, the traditional model for distribution of pharmaceutical products is also undergoing disruption as a result of the entry or potential entry of new competitors and significant mergers among key industry participants, including Mylan and Pfizer’s Upjohn merger in November 2020, forming Viatris Inc. In addition, several major hospital systems in the United States announced a plan to form a nonprofit company that will provide U.S. hospitals with a number of generic drugs. These and similar changes to the traditional supply chain could lead to our customers having increased negotiation leverage and to additional pricing pressure and price erosion.

Our net sales may also be affected by fluctuations in the buying patterns of our significant customers, whether resulting from seasonality, pricing, wholesaler buying decisions or other factors. In addition, since a significant portion of our U.S. revenues is derived from relatively few key customers, any financial difficulties experienced by a single key customer, or any delay in receiving payments from such a customer, could have a material adverse effect on our business, financial condition and results of operations.

Our revenues and profits from generic products may decline as a result of competition from other pharmaceutical companies and changes in regulatory policy.

Our generic drugs face intense competition. Prices of generic drugs may, and often do, decline, sometimes dramatically, especially as additional generic pharmaceutical companies receive approvals and enter the market for a given product and competition intensifies. Consequently, our ability to sustain our sales and profitability on any given product over time is affected by the number of companies selling such product, including new market entrants, and the timing of their approvals. The goals established under the Generic Drug User Fee Act, and increased funding of the FDA’s Office of Generic Drugs, have led to more and faster generic approvals, and consequently increased competition for some of our products. The FDA has stated that it has established new steps to enhance competition, promote access and lower drug prices and is approving record-breaking numbers of generic applications. While these FDA improvements are expected to benefit our generic product pipeline, they will also benefit competitors that seek to launch products in established generic markets where we currently offer products.

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

In addition, the U.S. Congress and various state legislatures in the United States have passed, or have proposed passing, legislation that could have an adverse impact on pharmaceutical manufacturers’ ability to (i) settle litigation initiated pursuant to the Hatch-Waxman Act and Biologics Price Competition and Innovation Act (“BPCIA”); (ii) secure the full benefit of first-to-file regulatory approval status secured under the Hatch-Waxman Act; and (iii) recover their investments into the development of an innovative, generic or biosimilar product. Hatch-Waxman and BPCIA create various pathways for generic drug manufacturers to secure accelerated approvals of their abbreviated new drug applications and abbreviated biologics license applications. The new laws and proposals from the federal and state governments could serve to change, directly and indirectly, the Hatch-Waxman Act and BPCIA, including the incentives to develop generic and biosimilar products, as well as the ability of generic manufacturers to accelerate the launch of their new generic and biosimilar products. They also could impact the ability of brand manufacturers to protect their investments in the intellectual property associated with their branded specialty and innovative biologic products. Additionally, the enactment of the Inflation Reduction Act of 2022 (the “IRA”) represents the most significant pharmaceutical pricing reform in the United States to date and includes legislative changes that could lead to greater pricing pressures on our products such as amendments to (i) eliminate the “donut hole” under the Medicare Part D program beginning in 2025; (ii) modify the “noninterference” provisions of the Medicare Part D enabling statute to require the U.S. Department of Health and Human Services (“HHS”) to negotiate the prices of a subset of drugs and biologics with the highest annual expenditures under Medicare Parts B and D; and (iii) impose rebate requirements on manufacturers of certain single-source drugs and biologics covered under Medicare Part B and any Part D covered, FDA-approved drug or biologic or biosimilar, as well as generic drugs. A number of state legislatures have also begun considering legislation that would implement IRA-like frameworks for state regulated insurance markets. We continue to monitor these legislative developments, evaluate whether any changes to our business practices and operations are necessary in order to comply with such legislative reforms and advocate for policies that support both innovation and access to high quality medicines for patients. However, we cannot accurately predict the ultimate impact of such legislative developments on our business or whether additional changes in regulatory policies will occur in the future.

We have experienced, and may continue to experience, delays in launches of our new generic products.

Although we believe we have one of the most extensive pipelines of generic products in the industry, in recent years we were unable to successfully execute a number of generic launches and these challenges may continue in the foreseeable future. As a result of delays we have experienced in the timing of launches, we may not be able to realize the economic benefits anticipated in connection with our planned launch timing. If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products in the United States resulting from pricing pressures and accelerated generics approvals for competing products. Such unsuccessful launches can be caused by many factors, including, delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays to execute launches of new generic products could have a material adverse effect on our business, financial condition and results of operations.

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

The 180-day market exclusivity period is triggered by commercial marketing of the generic product. However, the exclusivity period can be forfeited by failure to obtain approval or to launch a product within a specified time or if certain conditions are met, some of which may be outside our control. Accordingly, we may face the risk that our exclusivity period is forfeited before we are able to commercialize a product.

We may be unable to take advantage of the increasing number of high-value biopharmaceutical opportunities.

We aim to be a global leader in biopharmaceuticals. We are developing a product pipeline and manufacturing capabilities for biosimilar products, which are expected to make up an increasing proportion of the high-value generic opportunities in the coming years. The development, manufacture and commercialization of biopharmaceutical products require specialized expertise and are very costly and subject to complex regulation, which is still evolving. Due to the complex process and significant financial and other resources required to develop biosimilars, obstacles and delays, including budget constraints may arise, which increase the cost of development or force us to abandon a potential product in which we may have invested substantial amounts of time and resources. We were behind many of our competitors in developing biopharmaceuticals and are making and still require significant investments and collaborations with third parties to benefit from these opportunities. Failure to develop and commercialize biopharmaceuticals, either by us or through collaborations with third parties, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our innovative medicines face intense competition from companies that have greater resources and capabilities.

We face intense competition to our innovative medicines. Many of our competitors are larger and/or have substantially more experience in the development, acquisition and marketing of branded, innovative and consumer-oriented products. They may be able to respond more quickly to new or emerging market preferences or to devote greater resources to the development and marketing of new products and/or technologies than we can. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, we must demonstrate the benefits of our products relative to competing products that are often more familiar or otherwise better established to physicians, patients and third-party payers. If competitors introduce new products or new variations on their existing products, our marketed products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices. For example, the following may have a significant effect on our financial results and cash flow:

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

•

COPAXONE faces increasing competition from generic versions in the U.S. and competing glatiramer acetate products in Europe, as well as from orally-administered therapies. Following the approval of generic competition, COPAXONE’s revenues and profitability have decreased. We expect the trend of decreasing revenues and profitability for COPAXONE to continue in the future.

In addition, our innovative medicines require much greater use of a direct sales force than does our core generics business. Our ability to realize significant revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. We may also need to enter into co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well-aligned to achieve maximum market penetration. Any failure to attract or retain qualified sales personnel or to enter into third-party arrangements on favorable terms could prevent us from successfully maintaining current sales levels or commercializing new innovative medicines.

If generic or biosimilar products that compete with any of our innovative medicines are approved and sold, sales of our innovative medicines will be adversely affected.

Certain of our leading innovative medicines face patent challenges and impending patent expirations. For example, following our own launch of a ProAir authorized generic in the U.S. in January 2019, the launch of an additional generic version of Ventolin® HFA and other generic versions of ProAir in 2020, we discontinued marketing ProAir HFA in October 2022, while focusing our marketing efforts on albuterol sulfate inhalation aerosol (our ProAir authorized generic) and ProAir Digihaler (albuterol sulfate 117 mcg). Some of our other innovative medicines have recently become susceptible to generic competition, such as TREANDA in 2022, and we reached agreements with Lupin and Aurobindo to resolve the disputes in connection with their ANDAs filed for generic deutetrabenazine (AUSTEDO).

Generic equivalents and biosimilars for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. Legislation enacted in most U.S. states allows or, in some instances, mandates that a pharmacist dispense an available generic equivalent (or interchangeable biosimilar) when filling a prescription for a branded product in the absence of specific instructions from the prescribing physician. Branded products typically experience a significant loss in revenues following the introduction of a competing generic (or biosimilar) product, even if the branded product is still subject to an existing patent since generic manufacturers may offer generic (or biosimilar) products while patent litigation is pending. Our innovative medicines are or may become subject to competition from generic equivalents because our patent protection expired or may expire soon. In addition, we may not be successful in our efforts to obtain additional patent protection for our innovative medicines through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.

Investments in our pipeline of innovative medicines and other products may not achieve expected results.

We must invest significant resources to develop innovative medicines and biosimilars, both through our own efforts and through collaborations with, and in-licensing or acquisition of products from, third parties. We have entered into, and expect to pursue, in-licensing, acquisition and partnership opportunities to supplement and expand our existing innovative medicines and biosimilar pipeline (e.g., the transactions with Alvotech and Modag).

The development of innovative medicines involves processes and expertise different from those used in the development of generic medicines, which increase the risk of failure. For example, the time from discovery to commercial launch of an innovative medicine can be 15 years or more and involves multiple stages, including intensive preclinical and clinical testing and highly complex, lengthy and expensive approval processes, which vary from country to country. The longer it takes to develop a new product, the less time that remains to recover development costs and generate profits.

During each stage, we may encounter obstacles that delay the development process and increase expenses, potentially forcing us to abandon a potential product in which we may have invested substantial amounts of time and resources. These obstacles may include preclinical failures, difficulty enrolling patients in clinical trials, delays in completing formulation and other work needed to support an application for approval, adverse reactions or other safety concerns arising during clinical testing, insufficient clinical trial data to support the safety or efficacy of the product candidate, widespread supply chain breakdowns, delays as a result of new requirements implemented by health authorities such as the U.S. FDA and EMA requirement on material use, and delays or failure to obtain the required regulatory approvals for the product candidate or the facilities in which it is manufactured.

When we enter into partnerships, joint ventures or strategic alliances with third parties, such as our collaborations with Alvotech and Modag, we face the risk that some of these third parties may fail to perform their obligations, which in certain circumstances include obtaining regulatory approvals, or fail to reach the levels of success that we are relying on to meet our revenue and profit goals.

There is a trend in the innovative medicines industry of seeking to “outsource” drug development by acquiring companies with promising drug candidates and we face substantial competition from historically innovative companies, as well as companies with greater financial resources than us, for such acquisition targets.

Our success depends on our ability to develop and commercialize additional pharmaceutical products.

Our financial results depend upon our ability to develop and commercialize additional generic, innovative and biosimilar products in a timely manner, particularly in light of the generic competition to our existing innovative medicines. Commercialization requires that we successfully develop, test and manufacture pharmaceutical products. All of our products must receive regulatory approval and meet (and continue to comply with) regulatory and safety standards; if health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. Developing and commercializing additional pharmaceutical products is also subject to difficulties relating to the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients; preclusion from commercialization by the proprietary rights of others; the costs of manufacture and commercialization; costly legal actions brought by our competitors that may delay or prevent development or commercialization of a new product; and delays and costs associated with the approval process of the FDA and other U.S. and international regulatory agencies.

The development and commercialization process, particularly with respect to innovative medicines and biosimilar medicines, as well as the complex generic medicines that we increasingly focus on, is both time-consuming and costly, and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products.

We depend on the effectiveness of our patents, confidentiality agreements and other measures to protect our intellectual property rights.

The success of our innovative medicines business depends substantially on our ability to obtain patents and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products identical or similar to ours. We have been issued numerous patents covering our innovative medicines, and have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States. Currently pending patent applications may not result in issued patents or be approved on a timely basis or at all. Any existing or future patents issued to or licensed by us may not provide us with any competitive advantages for our products or may be challenged or circumvented by competitors or governments.

Efforts to defend the validity of our patents are expensive and time-consuming, and there can be no assurance that such efforts will be successful. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practices regarding the enforcement of intellectual property rights. The loss of patent protection or regulatory exclusivity on innovative medicines could materially impact our business, results of operations, financial condition and prospects.

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

Risks related to our substantial indebtedness

We have substantial debt of $21,212 million as of December 31, 2022, which requires significant interest and principal payments, requires compliance with certain covenants and restricts our ability to incur additional indebtedness or engage in other transactions.

Our consolidated debt was $21,212 million at December 31, 2022, compared to $23,043 million at December 31, 2021. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional debt or equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, incur significant transaction fees or include more restrictive covenants. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and note 9 to our consolidated financial statements for a detailed discussion of our outstanding indebtedness.

We may have lower-than-anticipated cash flows in the future, which could further reduce our available cash. Although we believe that we will have access to cash sufficient to meet our business objectives and capital needs, this reduced availability of cash could constrain our ability to grow our business. Our unsecured syndicated sustainability-linked revolving credit facility (“RCF”) contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum leverage ratio, which becomes more restrictive over time. Under specified circumstances, including non-compliance with any of the covenants and the unavailability of any waiver, amendment or other modification thereto, we will not be able to borrow under the RCF. Additionally, violations of the covenants, under certain circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes and sustainability-linked senior notes is outstanding, could lead to an event of default under our senior notes and sustainability-linked senior notes due to cross acceleration provisions.

As of December 31, 2022, we were in compliance with all applicable financial ratios. We continue to take steps to reduce our debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. If such covenants will not be met, we believe we will be able to renegotiate and amend the covenants, or refinance the debt with different repayment terms to address such situation as circumstances warrant. Although we have successfully negotiated amendments to our loan agreements in the past, we cannot guarantee that we will be able to amend such agreements on terms satisfactory to us, or at all, if required to maintain compliance in the future. If we experience lower than required earnings and cash flows to continue to maintain compliance and efforts could not be successfully completed on commercially acceptable terms, we may curtail additional planned spending, may divest additional assets in order to generate enough cash to meet our debt requirements and all other financial obligations.

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

Additionally, if macroeconomic pressures continue to impact our business and financial results for an extended period of time, our credit losses, liquidity and cash resources could be negatively impacted. We may be required to draw down funds from our RCF or pursue additional sources of financing to fund our operations, such as secured financing. If we seek secured financing in excess of the limitation in our debt instruments, we may have to secure our current outstanding debt as well. Capital and credit markets, which have been disrupted by such macroeconomic pressures, have experienced increased volatility. As a result, access to additional financing may be challenging and is largely dependent upon evolving market conditions and other factors, which could materially impact our business, results of operations, financial condition and prospects.

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

Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings at any time will reflect each rating agency’s then opinion of our financial strength, operating performance and ability to meet our debt obligations. In the past, we have been subject to downgrades in our credit ratings by various ratings agencies. Most recently, Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) downgraded our rating from BB to BB- due to rising litigation risks. Subsequently, on July 29, 2022, following our announcement of reaching an agreement in principle on the financial terms of a nationwide settlement of the opioids litigation, Standard and Poor’s revised our rating outlook to positive, reflecting our continued solid competitive position and robust free cash flow generation. However, there is no assurance that we will not be subject to ratings downgrades or negative outlooks by any of the ratings agencies in the future.

Any downgrade of our ratings by the rating agencies limits our ability to borrow at interest rates consistent with the interest rates that were available to us prior to such downgrades. This may limit our ability to sell additional debt securities or borrow money in the amounts, at the times or interest rates, or upon the terms and conditions that would have been available to us if our previous credit ratings had been maintained.

Additional risks related to our business and operations

Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

In recent months, record levels of inflation have resulted in significant volatility and disruptions in the global economy. In response to rising inflation, central banks in the markets in which we operate, including the United States Federal Reserve, have tightened their monetary policies and raised interest rates, and such measures may continue if there is a period of sustained heightened inflation. Higher interest rates and volatility in financial markets could lead to additional economic uncertainty or recession. Increased inflation rates have increased our and our suppliers’ operating costs, including labor costs, raw materials costs, manufacturing costs, freight costs and R&D costs. There is no assurance that we will be able to promptly increase our pricing to offset our increased costs, or that our operations will not be materially impacted by rising inflation and its broader effects on the markets in which we operate in the future. In addition to rising inflation, the global economy has also been impacted by fluctuating foreign exchange rates and geopolitical tensions, such as the ongoing conflict between Russia and Ukraine, which has spurred rising energy costs and exacerbated disruptions to the global supply chain caused by the COVID-19 pandemic and the government and societal responses to the pandemic. Supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. As we have substantial international operations, fluctuations in exchange rates between the currencies in which we operate, and the U.S. dollar, could increase our operating costs and adversely affect our results of operations, profits and cash flows. We have implemented certain measures in response to such macroeconomic pressures, including maintaining multiple supply sources for certain of our raw materials and employing various derivative financial instruments and hedging strategies to manage our exposure to exchange rate risks, which measures may mitigate, but do not eliminate, such economic pressures and their impact on us. We are continuing to monitor the effects of rising inflation, foreign exchange rate fluctuations, geopolitical tensions and other macroeconomic headwinds on our business performance and financial condition. However, the duration and extent of such macroeconomic developments are uncertain and we cannot accurately predict whether we will be able to effectively and timely mitigate their impact on our business.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic and the governmental and societal responses thereto, could adversely affect our business, results of operations and financial condition.

Widespread outbreaks of disease or other public health crises, such as the COVID-19 pandemic and responses thereto have in the past and may in the future negatively impact the global economy, disrupt global supply chains and create significant volatility and disruption of financial markets. Since it began in 2019, the COVID-19 pandemic has spread globally, including to countries and regions where we manufacture most of our products and conduct our clinical trials. In response to the COVID-19 pandemic, we temporarily closed certain of our facilities and faced other protectionist measures and restrictions imposed by government authorities to control the pandemic which inhibited our employees’ access to our facilities, and caused certain delays and disruptions in our materials, supply. More recently, the disruption from the COVID-19 pandemic has decreased and in 2022, we did not experience material delays in the production and distribution of medicines caused by the COVID-19 pandemic.

However, we experienced delays in some clinical trials in 2022 due to slowdowns in recruitment for studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization of regulatory agencies and delays in pre-commercial launch activities. Additionally, the COVID-19 pandemic continued to have an impact to a certain extent on markets and on customer stocking and purchasing patterns. The new working environment that has emerged as a result of the COVID-19 pandemic, with many employees working remotely, has also increased the exposure of many companies, including us, to cyber-attacks and data security breaches. If such breach were to occur, it may have a material adverse effect on our business, operations and reputation.

We have taken precautionary measures, and may take additional measures, intended to minimize the risks of the COVID-19 pandemic to our employees and operations. While we expect to be able to continue our operations and to satisfy the demand for our products, while protecting the health and safety of our employees and customers, the uncertainty surrounding the full economic implications of the pandemic may result in business disruption and it is possible that we will continue to see variable demand in future periods. Though availability of vaccines and reopening of economies has improved the outlook for recovery from the COVID-19 pandemic’s impacts, the impact of other new, more contagious or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against such variants or the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Any disruptions caused by the COVID-19 pandemic, or any new outbreaks of disease that may emerge in the future, could have a material adverse impact on our operational and financial performance, including our ability to execute our business strategies in the expected time frame or at all.

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

Our continued success depends on our ability to attract, hire, integrate and retain highly skilled key personnel.

Given the size, complexity and global reach of our business and our multiple areas of focus, we are especially reliant upon our ability to recruit and retain highly qualified management and other key employees.

Our ability to attract and retain such employees may be diminished by the financial, legal and regulatory challenges we have faced in recent years, the increased importance of delivering on corporate ESG goals and their reputational impact as well as increased competition for talent. In addition, the success of our R&D activity depends on our ability to attract and retain sufficient numbers of skilled scientific personnel, which may be limited due to our R&D spending and programs. Changes in our management as a result of the appointment or departure of members of management and other key employees, such as the recent appointment of our new President and Chief Executive Officer, may also cause disruptions to our business and result in the loss of key personnel with institutional knowledge of our business, negative impacts on our relationships with existing employees and customers and increased operating costs related to integrating new personnel. Any difficulty in recruiting, hiring, integrating, retaining and motivating talented and skilled members of our organization may delay or prevent the achievement of major business objectives.

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

These regulatory actions have and may adversely impact our ability to supply various products around the world and to obtain approvals for new products manufactured at the affected facilities. If any regulatory body were to require one or more of our significant manufacturing facilities to cease or limit production, or to halt the approval of new or pending regulatory applications, our business and reputation could be adversely affected. In addition, because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions or obtaining approval to manufacture at a specific facility could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our costs is comprised of raw materials for our products as well as energy, transportation and labor costs for our manufacturing and operations. We have experienced increases in prices of raw materials, energy, labor and transportation, in part due to macroeconomic pressures, including as a result of geopolitical tensions and conflicts such as the ongoing conflict between Russia and Ukraine. While we seek to pass along such increased costs to our customers, there is no assurance that we will be able to successfully and promptly increase our pricing to offset such increased costs in the future. Our ability to increase our pricing may be limited or delayed by regulatory restrictions and we may only be able to increase our pricing to the extent our competitors also increase their prices, as any increase in our pricing exceeding that of our competitors could negatively impact our competitive position. Any failure to effectively and timely pass along our increased costs to our customers may adversely impact our results of operations and financial condition.

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

Furthermore, our systems and networks have been, and are expected to continue to be, the target of increasing advanced cyber-attacks which may pose a risk to the security of our systems and the confidentiality, availability and integrity of our data, as well as disrupt our operations or damage our facilities or those of third parties. As cybersecurity threats rapidly evolve in sophistication and become more prevalent, we are continually increasing our attention to these threats. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training and updating our security policies. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber-attacks. Any theft, loss and/or fraudulent use of customer, employee or proprietary data as a result of a cyber-attack targeting us or one of our third-party service providers could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others. A cyber-attack on our information technology systems may lead to substantial interruptions in our business, legal claims and liability, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data security breach or disruption, unauthorized access or failure of systems.

A data security breach could adversely affect our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, proprietary business information and personally identifiable information (including of our employees, customers, suppliers and business partners). Any data breach may subject us to civil fines and penalties, or regulatory fines or sanctions such as under the GDPR, or equivalent under relevant national laws, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended, and other relevant state and federal privacy laws in the United States including the California Consumer Privacy Act (“CCPA”) and other laws and regulations including across our International Markets. Additionally, we expect that new privacy and cybersecurity laws and regulations will be proposed and adopted in the U.S. and other jurisdictions in which we operate. Our failure, or the failure of our third-party vendors, to comply with applicable laws and regulations and our involvement or the involvement of any of our third-party vendors in any cybersecurity incidents could result in legal claims and liability, obligations to report incidents to governmental agencies, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

We have procedures in place to detect and respond to cyber-attacks, data breaches, security incidents, and compromises of personal information. If our efforts to protect the security of data are unsuccessful, a cyber-attack, data breach, security incident, or compromise of personal information may result in costly legal claims and liability, financial penalties, government enforcement actions, for example under the GDPR, private litigation, negative publicity or a reduction in supply of essential medicines to the public, each of which could further result in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer.

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

We are a global pharmaceutical company with worldwide operations. Although a majority of our sales in 2022 were in the United States and Western Europe, an increasing portion of our sales and operational network are located in other regions, such as Latin America, Central and Eastern Europe and Asia, which may be more susceptible to political and economic instability, such as the ongoing conflict between Russia and Ukraine, that could result in a loss of sales in such regions. We have no manufacturing or R&D facilities in Russia or Ukraine. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the current conflict between Russia and Ukraine, rising tensions in Asia and the Middle East and other geopolitical conflicts that may arise in the future, cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets. Other countries and regions, such as the United States and Western Europe, also face potential instability due to political and other developments. In addition, in the United States, the executive administration has discussed, and in some cases implemented, changes with respect to certain trade policies, tariffs and other government regulations affecting trade between the United States and other countries. As a company that manufactures most of its products outside the United States, a “border adjustment tax” or other restriction on trade, if enacted, may have a material adverse effect on our business, financial condition and results of operations. In addition, given that a significant portion of our business is conducted in the European Union and the U.K., the formal change in the relationship between the U.K. and the European Union caused by the U.K. referendum to leave the European Union, referred to as “Brexit,” may pose certain implications to our research, commercial and general business operations in the U.K. and the European Union, including the approval and supply of our products. On December 24, 2020, the United Kingdom and European Union agreed on a new Trade and Cooperation Agreement and on December 31, 2020, the United Kingdom formally left the European Union. The Trade and Cooperation Agreement is comprehensive, but does not cover all areas of regulation pertinent to the pharmaceutical industry, so certain complexities remain. This finalization of the long-term relationship between the United Kingdom and the European Union will dictate how both jurisdictions will be impacted and may result in an impact on our business operations in Europe.

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

We face additional risks inherent in conducting business internationally, including compliance with laws and regulations of many jurisdictions that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 and other similar local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations and provisions of things of value to customers and, in some cases, other private sector counterparties. Given the high level of complexity of these laws, there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees (or third parties acting on our behalf), our failure to comply with certain formal documentation requirements, or otherwise. Actions by our employees, or by third-party intermediaries acting on our behalf, in violation of such laws, whether carried out in the United States or elsewhere in connection with the conduct of our business have exposed us, and may further expose us, to significant liability for violations of the FCPA or other anti-corruption laws. In 2016, we paid a monetary fine for FCPA violations and entered into a three year deferred prosecution agreement with the DOJ, which included retaining an independent compliance monitor. The FCPA also requires us to keep and maintain accurate books and records and systems of internal controls to prevent bribery and corruption. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, implementation of compliance programs and prohibitions on the conduct of our business. Any such violation could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to attract and retain employees, our business, our financial condition and our results of operations.

Our corporate headquarters and a sizable portion of our manufacturing activities are located in Israel. Our Israeli operations are dependent upon materials imported from outside Israel. Accordingly, our operations and information technology systems could be materially and adversely affected by acts of terrorism, including through cybersecurity threats, or if major hostilities were to occur in the Middle East or trade between Israel and its present trading partners were materially impaired, including as a result of acts of terrorism in the United States or elsewhere.

We are subject to extensive pharmaceutical regulation, which can be costly and subject our business to disruption, delays and potential penalties.

We are subject to extensive regulation by the FDA and various other U.S. federal and state authorities, the EMA and other foreign regulatory authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs. For example, in the last three years, we experienced delays in obtaining anticipated approvals for various generic and innovative medicines, and during 2020 and 2021 the COVID-19 pandemic caused some delays in approvals due to travel and work restrictions. During 2022, we experienced delays in regulatory approvals of new products due to reduced capacity or re-prioritization of regulatory agencies and delays in pre-commercial launch activities. We may continue to experience similar delays.

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

The continuing increase in expenditures for healthcare has been the subject of considerable government attention almost everywhere we conduct business. Private health insurers and government health authorities continue to seek ways to reduce or contain healthcare costs, including by reducing or eliminating coverage for certain products and lowering reimbursement levels. The focus on reducing or containing healthcare costs has been fueled by controversies, political debate and publicity about prices for pharmaceutical products that some consider excessive, including Congressional and other inquiries into drug pricing, including with respect to our innovative medicines, which could have a material adverse effect on our reputation. In most of the countries and regions where we operate, including the United States, Western Europe, Israel, Russia, Japan, certain countries in Central and Eastern Europe and several countries in Latin America, pharmaceutical prices are subject to new government policies designed to reduce healthcare costs, and may be subject to additional regulatory efforts, funding restrictions, legislative proposals, policy interpretations, investigations and legal proceedings regarding pricing practices. These changes frequently adversely affect pricing and profitability and may cause delays in market entry, or decisions to forgo or discontinue development programs for our products. Certain U.S. states have implemented or are considering, pharmaceutical price controls or patient access constraints under the Medicaid program, and some jurisdictions have implemented or are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

The U.S. Congress and various state legislatures in the United States continue to propose and enact legislative reforms to limit or reduce the cost of healthcare and regulate drug pricing practices. For example, the IRA introduced certain measures that, among other things, limit the price increases of prescription drugs and authorize the Medicare program to negotiate pricing for certain high-cost drugs, including physician-administered and self-administered drugs, that have been on the market for a minimum amount of time without generic competition. The IRA also includes reforms to Medicare benefit design, increasing a manufacturer’s coverage liability for applicable products. As the IRA was only recently enacted, we cannot accurately predict the impact it will have on the profitability of our products or our research and development initiatives. A number of state legislatures have also begun considering legislation that would implement IRA-like frameworks for state regulated insurance markets.

The pharmaceutical industry faces uncertainty regarding future pharmaceutical pricing changes. For example, on November 27, 2020 the CMS published an Interim Final Rule (“IFR”) that would have imposed a mandatory Most Favored Nation (“MFN”) pricing model on the fifty single-source drugs and biologics (including biosimilars) with the highest annual Medicare Part B spending for seven years, beginning January 1, 2021. The MFN model would have ultimately based payment for each of the fifty drugs on the lowest-available, gross domestic product (“GDP”)-adjusted drug price available in any Organization for Economic Co-operation and Development (“OECD”) country that meets minimum GDP requirements. Pharmaceutical and biotechnology industry organizations as well as several patient support groups filed litigation to enjoin implementation of the IFR. On December 28, 2020, the U.S. District Court for the Northern District of California imposed a nationwide preliminary injunction on implementation of the IFR pending CMS’s completion of regulatory notice-and-comment rulemaking by CMS. On December 29, 2021, CMS published a final rule that rescinded the IFR, effective February 28, 2022, to address the procedural issues acknowledged in the preliminary injunction. Although the IFR as published will not go into effect, CMS could propose future pharmaceutical pricing changes similar to the IFR, albeit with the required notice and opportunity for stakeholders to participate in the regulatory process.

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

We may evaluate or pursue potential acquisitions, strategic alliances, joint ventures, private equity, third-party financing and licenses, among other transactions, as part of our business strategy. Relying on acquisitions, licensing agreements and other transactions as sources of new innovative medicines, biosimilar and other products, or as a means of growth, involves risks that could adversely affect our future revenues and operating results. We may not be successful in seeking or consummating appropriate opportunities to enable us to execute our business strategy. We may not be able to pursue relevant acquisitions and licensing opportunities due to financial capacity constraints, and we may not be able to obtain necessary regulatory approvals, including those of competition authorities, and as a result, or for other reasons, we may fail to consummate an announced acquisition. We may fail to integrate acquisitions successfully into our existing business, and could incur or assume significant debt and unknown or contingent liabilities, including, among others, patent infringement or product liability claims. In addition, partners for which we may enter into licensing or other collaboration agreements may not be able to perform their responsibilities challenging the ability to monetize opportunities related to them.

We may decide to sell assets, which could adversely affect our prospects and opportunities for growth.

We may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. We closed or divested a significant number of manufacturing plants and R&D facilities in connection with our restructuring plan and may close or divest additional plants and facilities as part of our ongoing efforts regarding network consolidation activities. We have explored and may continue to explore the sale of certain assets. We may fail to identify appropriate opportunities to divest assets on terms acceptable to us or may fail to transition employees and continuing operations from disposed businesses efficiently. If divestiture opportunities are found, consummation of any such divestiture may be subject to closing conditions, including obtaining necessary regulatory approvals, including those of competition authorities, and as a result, or for other reasons, we may fail to consummate an anticipated divestiture. Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, the capabilities or durability of our manufacturing network, our market share in particular markets or our opportunities with respect to certain markets.

Compliance, regulatory and litigation risks

Our operations are subject to complex legal and regulatory environments. If we fail to comply with applicable laws and regulations we may suffer legal consequences that may have a material effect on our business, operations or reputation.

We operate around the world in complex legal and regulatory environments. Any failure to comply with applicable laws, rules and regulations may result in civil and/or criminal legal proceedings and lead to fines, damages, mandatory compliance programs and other sanctions and remedies that may materially affect our business and operations as well as our reputation. In addition, as rules and regulations change or as interpretations of those rules and regulations evolve, our prior conduct may be investigated.

Examples of rules and regulations impacting our operations include rules and regulations applicable to the sales and marketing of our products, competition laws, pricing laws, economic sanctions, export controls, import and trade laws and regulations, anti-bribery laws, privacy laws, compliance with cGMP, labor laws, safety and laws regarding manufacturing practices, product labeling, advertising and post marketing reporting including adverse event reports and field alerts due to manufacturing quality concerns, tax and financial reporting laws and environmental laws.

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

Public concern over the abuse of opioid medications, increased legal and regulatory action and any delay in our ability to obtain sufficient participation of plaintiffs for the nationwide settlement to take effect, could negatively affect our business.

Certain governmental and regulatory agencies are focused on the abuse of opioid medications in the United States. U.S. federal, state and local governmental and regulatory agencies are conducting investigations of us, other pharmaceutical manufacturers and other supply chain participants with regard to the manufacture, sale, marketing and distribution of opioid medications. We currently are litigating civil claims and administrative actions brought by various states and political subdivisions as well as private claimants, against various manufacturers, distributors and retail pharmacies throughout the United States in connection with our manufacture, marketing, sale and distribution of opioids. In November 2022, we finalized the documentation of our nationwide settlement, which is contingent upon reaching sufficient participation by states and subdivisions. There is no assurance as to when or whether such sufficient participation can be obtained, and based on experience with the nationwide settlements of other defendants in these matters, we do not expect 100 percent participation by all states and subdivisions. Additionally, once finalized, settlement payments that we will be required to make, may have an adverse impact on our operations and cash flows and there is no assurance that we will have the liquidity or other resources necessary to make such payments and provide supplies of our generic version of Narcan® (naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of our nationwide settlement. Moreover, if we are unable to reach an agreement with any remaining states and subdivisions, we will continue to litigate these cases and may face a material adverse judgment. For further information, see “Opioids Litigation” in note 12b to our consolidated financial statements.

Additionally, we are defending claims and putative class action lawsuits in Canada in relation to the manufacture, sale, marketing and distribution of opioid medications. The loss or settlement of any such claims related to opioids could have a material adverse impact on our liquidity.

In addition to the costs and potential consequences associated with defending the governmental investigations and legal proceedings, legislative, regulatory or industry measures to address the misuse of prescription opioid medications may also affect our business in ways that we are not able to predict. For example, a number of states, including New York, have enacted legislation that requires the payment of assessments or taxes on the sale or distribution of opioid medications in those states. If other states or local jurisdictions successfully enact similar legislation and we are not able to mitigate the impact on our business through operational changes or commercial arrangements, such legislation in the aggregate may have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and related regulations administered by the DEA in the U.S., as well as the requirements of similar laws and regulations in other countries where we operate, relating to the manufacture, importation, shipment, storage, sale, and use of controlled substances. We are committed to compliance and have robust compliance systems in place; however, risks associated with these laws and regulations cannot be entirely eliminated by policies and procedures. For example, violations of the Controlled Substances Act of 1970 and related laws and regulations by third-party intermediaries (such as distributors and wholesalers) may expose us to liability and penalties and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price. In addition, prescription drug abuse and the diversion of opioids and other controlled substances are the frequent subject of public attention, including, for example, recent media reports over the appropriateness of prescription of medications used to treat attention deficit hyperactivity disorder (ADHD). The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price.

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

Following calls in recent years from policy makers and other stakeholders in many countries for governmental intervention to address the high prices of certain pharmaceutical products, we are currently, and may in the future be, subject to governmental investigations, claims or other legal or regulatory actions regarding our pricing and/or other alleged exclusionary practices. These include U.S. Congressional investigations regarding both our innovative medicines and generic medicines, the European Commission’s inquiry into COPAXONE, and litigation concerning the U.K. Competition and Markets Authority’s inquiry regarding hydrocortisone. For example, in September 2020, the U.S. House Committee on Oversight and Reform held a hearing focused on pricing of branded medications, which focused in part on historic pricing of COPAXONE in the U.S., and subsequently issued a report with respect to COPAXONE’s pricing. Additionally, on October 10, 2022, the European Commission issued a Statement of Objections, which sets forth its preliminary allegations that Teva had engaged in anti-competitive practices relating to COPAXONE. It is not possible to predict the ultimate outcome of any such investigations, claims or proceedings or what other investigations or lawsuits or regulatory responses may result from such assertions, which could have a material adverse effect on our reputation, business, financial condition and results of operations. For further information, see “Competition Matters” and “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements.

Third parties may claim that we infringe their intellectual property rights and we may have sold or may in the future elect to sell products prior to the final resolution of outstanding intellectual property litigation, and, as a result, we may be prevented from manufacturing and selling some of our products and could be subject to liability for damages in the United States, Europe and other markets where we do business.

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

If we sell products prior to a final court decision, and such decision is adverse to us, we could be required to cease selling the infringing products, causing us to lose future sales revenue from such products and we could face substantial liabilities for patent infringement, in the form of either payment for the innovator’s lost profits or a royalty on our sales of the infringing products. These damages may be significant and could materially adversely affect our business. In the United States, in the event of a finding of willful infringement, the damages assessed may be up to three times the profits lost by the patent owner. Because of the discount pricing typically involved with generic pharmaceutical products, patented brand products generally realize a significantly higher profit margin than generic pharmaceutical products. As a result, the damages assessed may be significantly higher than our profits. In addition, even if we do not suffer damages, we may incur significant legal and related expenses in the course of successfully defending against infringement claims.

We may be susceptible to significant product liability claims that are not covered by insurance.

Our business inherently exposes us to claims for injuries allegedly resulting from the use of our products. As our portfolio of available products expands, particularly with new innovative medicines, we may experience increases in product liability claims asserted against us.

We maintain an insurance program, which may include commercial insurance, self-insurance (including direct risk retention), or a combination of both approaches, in amounts and on terms that it believes are reasonable and prudent in light of its business and related risks. We sell, and will continue to sell, pharmaceutical products that are not covered by its product liability insurance. In addition, we may be subject to claims for which insurance coverage is denied, as well as claims that exceed our policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, we may not be able to obtain the type and amount of insurance we desire, or any insurance on reasonable terms, in the markets in which we operate. For further information regarding our current material product liability cases, see note 12b to our consolidated financial statements.

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

Sanctions and trade control laws create the potential for significant liabilities, penalties and reputational harm.

As a company with global operations, we may be subject to national laws as well as international treaties and conventions controlling imports, exports, re-export, transfer and diversion of goods (including finished goods, materials, APIs, packaging materials, other products and machines), services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, restrictions on sales to parties that are listed on (or are owned or controlled by one or more parties listed on) denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control, the U.S. Department of Commerce, other U.S. agencies and multiple other agencies of other jurisdictions around the world where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of finished goods and API as well as the licensing of our intellectual property. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years, and requirements under applicable Customs and Trade Controls in general, change frequently. Sanctions imposed with respect to the ongoing conflict between Russia and Ukraine have been particularly dynamic and future geopolitical conflicts involving other jurisdictions may result in further changes to the sanctions environment. Any such changes to the sanctions environment may require us to withdraw from or limit our exposure to certain markets or to terminate certain business relationships in order to remain in compliance with applicable laws. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries (such as distributors and wholesalers) or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.

Our failure to comply with applicable environmental, health and safety laws and regulations worldwide could adversely impact our business and results of operations.

We are subject to laws and regulations concerning the environment, safety matters, regulation of chemicals and product safety in the countries where we manufacture and sell our products or otherwise operate our business. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of pollutants and pharmaceutical residues into the environment. If we fail to comply with these laws and regulations, we may be subject to enforcement proceedings including fines and penalties. In the normal course of our business, we are also exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could require remediation of contaminated soil and groundwater. Under certain laws, we may be required to remediate contamination at certain properties, regardless of whether the contamination was caused by us or by previous occupants or users of the property. Climate change, and evolving laws, regulations and policies regarding climate change, could also pose additional legal or regulatory requirements related to greenhouse gas (“GHG”) emissions and climate risk reporting, carbon pricing, and mandatory reduction targets. These more stringent requirements could increase our costs of sourcing, production, and transportation, as well as have negative reputational impacts if we fail to meet such requirements. While we have validated Science-Based Targets for GHG reductions, failure to respond to risks regarding climate change may have a material adverse effect on our business, financial condition, results of operations and reputation. The consequences of climate change, such as extreme weather and water scarcity, could pose risks to our facilities and disruption of our activities.

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

In recent years, there has been an increased focus from certain investors, employees, consumers, regulators (including the SEC), and other stakeholders concerning ESG matters. These matters can contribute to the long-

term sustainability of companies’ performance and an inability to successfully perform on ESG matters can result in negative impacts to our reputation, recruitment, retention, operations, financial results, the price of our shares, and our ability to attract or retain certain types of customers and investors. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, responsible procurement, promoting access to medicines, social investments, compliance and ethics and I&D. We could fail, or be perceived to fail, either in identifying our ESG focus areas, or in our achievement of our initiatives or goals, whether described in our announcements, our ESG progress report or otherwise, or we could fail to accurately report our progress on such initiatives and goals. Such failures could be due to changes in our business or evolving regulations in the countries in which we operate, and any such failures or perceived failures could expose us to negative impacts, including government enforcement actions or private litigation. We have also issued sustainability-linked senior notes with targets that include improving access to medicines in low- and middle-income countries and reducing GHG emissions, and failure to achieve such targets could negatively impact our reputation and also result in increased payments to holders of such senior notes.

A variety of organizations measure performance on ESG topics, including on topics such as the cost, even if unintended, of our actions on climate change and inequality in society. We could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly or far enough in connection with these matters. Any such ESG matters could have a material adverse effect on our reputation, business, financial condition and results of operations. Additionally, companies across a variety of industries, including the pharmaceutical industry, are experiencing increased shareholder activism regarding ESG matters. If we are required to respond to actions by activist shareholders, we could incur disruptions to the operation of our business and our management’s attention could be diverted. While we monitor a broad range of ESG issues, there can be no certainty that we will manage such issues successfully, or that we will successfully meet the expectations of investors, employees, consumers and other stakeholders.

Moreover, our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in lack of meaningful or comparative data from period to period. Our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on our business, financial condition, reputation and stock price. Inadequate processes to collect and review this data and information prior to disclosure could be subject to potential liability related to such information.

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

In 2022, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. As a result, we are subject to significant foreign currency risks, including repatriation restrictions in certain countries, and may face heightened risks as we enter new markets. A substantial proportion of our sales, particularly in Latin America, Central and Eastern European countries and Asia, are recorded in local currencies, which exposes us to the direct risk of devaluations, hyperinflation or exchange rate fluctuations. In addition, although the majority of our operating costs are recorded in, or linked to, the U.S. dollar, in 2022, we incurred a substantial amount of operating costs in currencies other than the U.S. dollar, which only partially offset the currency risk derived from our sales in non-U.S. dollars. Moreover, the strengthening of the U.S. dollar versus other currencies in which we operate, negatively impacted our revenues, results of operations, profits and cash flows.

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

We regularly review our long-lived assets, including identifiable intangible assets, goodwill and property, plant and equipment, for impairment. Goodwill and acquired indefinite life intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Other long-lived assets are reviewed when there is an indication that impairment may have occurred. The amount of goodwill, identifiable intangible assets and property, plant and equipment on our consolidated balance sheet may increase following acquisitions or other collaboration agreements. Changes in market conditions, including further increases in discount rates, exchange rate fluctuations, or other changes in the future outlook of value may lead to further impairments in the future. In addition, the potential divestment of assets, including the closure or divestment of manufacturing plants and R&D facilities, headquarters and other office locations, may lead to additional impairments. Future events or decisions may lead to asset impairments and/or related charges. For assets that are not impaired, we may adjust the remaining useful lives. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any significant impairment could have a material adverse effect on our results of operations. See notes 6 and 7 in our consolidated financial statements, for descriptions of impairments of intangible assets and goodwill in recent periods.

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

Although we believe our estimates are reasonable, the ultimate outcome of such audits and related litigation could be different from our provision for taxes and may have a material adverse effect on our consolidated financial statements and cash flows. For additional information see note 13 to our consolidated financial statements.

The base erosion and profit shifting (“BEPS”) project undertaken by the OECD may have adverse consequences to our tax liabilities. The BEPS project contemplates changes to numerous international tax principles, as well as national tax incentives, and these changes, when adopted by individual countries, could adversely affect our provision for income taxes. The first wave of BEPS recommendations has been implemented by countries in specific national tax laws, and the OECD is currently working on further initiatives that may further change current international tax principles. On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement at EU level the minimum taxation component of 15% (“Pillar Two”) of the OECD’s reform of international taxation. We are currently monitoring the new rules and awaiting further guidance and country agreements, however it remains difficult to predict the magnitude of the effect of such new rules on our financial results.

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

Our ADSs and ordinary shares are traded on different stock exchanges and this may result in price variations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own or lease 78 manufacturing and R&D facilities, occupying approximately 19 million square feet. As of December 31, 2022, our manufacturing and R&D facilities are used by our business segments as follows:

Business Segment	Number of Facilities	Square Feet (in thousands)
North America	20	3,200
Europe	35	10,000
International Markets	23	5,800

Worldwide Total Manufacturing and R&D Facilities	78	19,000

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

Holders

The number of record holders of ADSs at December 31, 2022 was 2,161.

The number of record holders of ordinary shares at December 31, 2022 was 169.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. dollars, for the calendar years ended December 31, 2018, 2019, 2020, 2021 and 2022, of $100 invested on December 31, 2017 in the Company’s ADSs, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

*	$100 invested on December 31, 2017 in stock or index – including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a global pharmaceutical company, committed to helping patients around the world to access affordable medicines and benefit from innovations to improve their health. Our mission is to be a global leader in generics, innovative medicines and biopharmaceuticals, improving the lives of patients.

We operate worldwide, with headquarters in Israel and a significant presence in the United States, Europe and many other markets around the world. Our key strengths include our world-leading generic medicines expertise and portfolio, focused innovative medicines portfolio and global infrastructure and scale.

Teva was incorporated in Israel on February 13, 1944 and is the successor to a number of Israeli corporations, the oldest of which was established in 1901.

Our Business Segments

We operate our business through three segments: North America, Europe and International Markets. Each business segment manages our entire product portfolio in its region, including generics, which includes biosimilars and OTC products, as well as innovative medicines. This structure enables strong alignment and integration between operations, commercial regions, R&D and our global marketing and portfolio function, optimizing our product lifecycle across therapeutic areas.

In addition to these three segments, we have other activities, primarily the sale of API to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.

Macroeconomic Environment

In recent months, the global economy has been impacted by fluctuating foreign exchange rates. Approximately 47% of our revenues are denominated in currencies other than the U.S. dollar. The strengthening of the U.S. dollar versus other currencies in which we operate, negatively impacts our revenues, results of operations, profits and cash flows. We also manufacture largely outside of the United States, which may to varying degrees result in lower expenses. Additionally, high levels of inflation have recently resulted in significant economic volatility and monetary tightening by central banks. The global economy has also been impacted by the ongoing conflict between Russia and Ukraine, which has spurred rising energy costs and caused disruptions to the global and the Company’s internal supply chain. Supply chain disruptions and rising energy costs could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. See also discussion under “—International Markets segment” below.

We have implemented certain measures in response to such macroeconomic pressures and are continually considering various initiatives, including price adjustments, enhanced inventory management and alternative sourcing strategies for our raw material supply, to allow us to partially mitigate and offset the impact of these macroeconomic factors. However, although inflationary and other macroeconomic pressures may ease, the higher costs we have experienced during the recent period have already impacted our operations and will likely continue to have an effect on our financial results.

Highlights

Significant highlights of 2022 included:

•

Our revenues in 2022 were $14,925 million, a decrease of 6% in U.S. dollars, or 1% in local currency terms, compared to 2021, mainly due to lower revenues from COPAXONE and certain respiratory products in our North America and Europe segments, generic products as well as BENDEKA and TREANDA in our North America segment, partially offset by higher revenues from generic products in our Europe and International Markets segments, and from our innovative products – AUSTEDO and AJOVY, and Anda.

•	Our North America segment generated revenues of $7,452 million and profit of $1,993 million in 2022. Revenues decreased by 5%, compared to 2021. Profit decreased by 10% compared to 2021.

•

Our Europe segment generated revenues of $4,525 million and profit of $1,496 million in 2022. Revenues decreased by 7% in U.S. dollars. In local currency terms, revenues increased by 4% compared to 2021. Profit was flat compared to 2021.

•

Our International Markets segment generated revenues of $1,903 million and profit of $479 million in 2022. Revenues decreased by 6% in U.S. dollars. In local currency terms, revenues increased by 3% compared to 2021. Profit decreased by 9% compared to 2021.

•	Our revenues from other activities in 2022 were $1,045 million, a decrease of 9% in U.S. dollars, or 6% in local currency terms, compared to 2021.

•	Impairments of identifiable intangible assets were $355 million and $424 million in the years ended December 31, 2022 and 2021, respectively. See note 6 to our consolidated financial statements.

•

We recorded goodwill impairment charges of $2,045 million in the year ended December 31, 2022, of which $979 million is related to our International Markets reporting unit and $1,066 million is related to Teva’s API reporting unit. See note 7 to our consolidated financial statements.

•

We recorded expenses of $414 million for other asset impairments, restructuring and other items in 2022, compared to expenses of $341 million in 2021. See note 15 to our consolidated financial statements.

•	In 2022, we recorded expenses of $2,082 million in legal settlements and loss contingencies, compared to expenses of $717 million in 2021. See note 11 to our consolidated financial statements.

•	Operating loss was $2,099 million in 2022, compared to an operating income of $1,716 million in 2021.

•	Financial expenses, net were $966 million in 2022, compared to $1,058 million in 2021. See note 17 to our consolidated financial statements.

•

In 2022, we recognized a tax benefit of $638 million, or 21%, on a pre-tax loss of $3,065 million. In 2021, we recognized a tax expense of $211 million, or 32%, on a pre-tax income of $658 million. See note 13 to our consolidated financial statements.

•	As of December 31, 2022, our debt was $21,212 million, compared to $23,043 million as of December 31, 2021. See note 9 to our consolidated financial statements.

•

Cash flow generated from operating activities in 2022 was $1,590 million, compared to $798 million in 2021. The increase in 2022 resulted mainly from the sale of accounts receivables under our U.S. securitization facility entered into in November 2022, and lower collections remitted to the owner of the receivables under our EU securitization program mainly due to exchange rate fluctuations, partially offset by an increase in inventory levels, as well as higher payments of legal settlements in connection with the opioids litigation. For further information on our securitization facilities see note 10f to our consolidated financial statements.

•

During 2022, we generated free cash flow of $2,243 million, which we define as comprising $1,590 million in cash flow generated from operating activities, $1,140 million in beneficial interest collected in exchange for securitized accounts receivables and $68 million in proceeds from divestitures of businesses and other assets, partially offset by $548 million in cash used for capital investments and $7 million in cash used for acquisition of businesses, net of cash acquired. During 2021, we generated free cash flow of $2,196 million. The increase in 2022 resulted mainly from an increase in cash flow generated from operating activities, partially offset by lower beneficial interest collected in exchange for securitized accounts receivables under our EU securitization program mainly due to exchange rate fluctuations, as well as lower proceeds from divestitures of businesses and other assets. For further information on our securitization facilities see note 10f to our consolidated financial statements.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2022 and 2021. For a comparison of our results of operations and financial condition for fiscal years 2021 and 2020, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K, filed with the SEC on February 9, 2022.

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the past two years:

	Year ended December 31,
	2022		2021
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$7,452	100%	$7,809	100%
Gross profit	3,926	52.7%	4,226	54.1%
R&D expenses	532	7.1%	618	7.9%
S&M expenses	941	12.6%	988	12.7%
G&A expenses	474	6.4%	427	5.5%
Other income	(15)	§	(31)	§

Segment profit*	$1,993	26.7%	$2,224	28.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

North America Revenues

Our North America segment includes the United States and Canada. Revenues from our North America segment in 2022 were $7,452 million, a decrease of $357 million, or 5%, compared to 2021, mainly due to a decline in revenues from generic products, COPAXONE and BENDEKA and TREANDA, partially offset by higher revenues from our innovative products—AUSTEDO and AJOVY, as well as Anda.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2022-2021
	2022	2021
	(U.S. $ in millions)
Generic products	$3,549	$3,769	(6%)
AJOVY	218	176	24%
AUSTEDO	963	802	20%
BENDEKA and TREANDA	316	385	(18%)
COPAXONE	387	577	(33%)
Anda	1,471	1,323	11%
Other*	549	777	(29%)

Total	$7,452	$7,809	(5%)

*	Other revenues in 2022 decreased mainly due to reduction in sales of certain innovative respiratory products. On October 1, 2022, we discontinued marketing ProAir HFA.

Generic products revenues in our North America segment (including biosimilars) in 2022 decreased by 6% to $3,549 million, compared to 2021, mainly due to increased competition to parts of our portfolio, as well as supply disruptions including the closure of the Irvine, CA site, partially offset by revenues from generic launches in 2022.

Among the most significant generic products we sold in North America in 2022 were Truxima® (the biosimilar to Rituxan®), lenalidomide capsules (the generic version of Revlimid®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr.®), albuterol sulfate inhalation aerosol (our ProAir authorized generic), and lidocaine transdermal patch (the generic equivalent of Lidoderm Patch®).

On March 7, 2022 we announced the launch of the first generic version of Revlimid® (lenalidomide capsules), in 5mg, 10mg, 15mg, and 25mg strengths, in the United States. These lenalidomide capsules are a prescription medicine used in adults for the treatment of (i) multiple myeloma in combination with the medicine dexamethasone, (ii) certain myelodysplastic syndromes, and (iii) mantle cell lymphoma following specific prior treatment.

For more information on our generic products, including biosimilars, see “Item 1—Business—Our Product Portfolio and Business Offering—Generic Medicines.”

In 2022, our total prescriptions were approximately 306 million (based on trailing twelve months), representing 8.2% of total U.S. generic prescriptions according to IQVIA data.

AJOVY revenues in our North America segment in 2022 increased by 24% to $218 million, compared to 2021, mainly due to growth in volume and favorable net pricing. In 2022, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 26%, compared to 21.4% in 2021.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AJOVY.”

AUSTEDO revenues in our North America segment in 2022 increased by 20% to $963 million, compared to 2021, mainly due to growth in volume.

For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AUSTEDO.”

BENDEKA and TREANDA combined revenues in our North America segment in 2022 decreased by 18% to $316 million, compared to 2021, mainly due to the availability of alternative therapies and intense competition. In December 2022, the orphan drug exclusivity that had attached to bendamustine products expired. To-date we are aware of one generic TREANDA product on the market.

For more information on BENDEKA and TREANDA, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—Oncology.”

COPAXONE revenues in our North America segment in 2022 decreased by 33% to $387 million, compared to 2021, mainly due to generic competition in the United States and a decrease in glatiramer acetate market share due to availability of alternative biologic therapies.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

Anda revenues from third parties in our North America segment in 2022 increased by 11% to $1,471 million, compared to 2021, mainly due to higher demand.

Product Launches and Pipeline

In 2022, we launched the generic version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Fluticasone Propionate and Salmeterol Inhalation Powder, USP	Advair Diskus®	March	$2,940
Lenalidomide Capsules, 5, 10, 15, & 25 mg	Revlimid®	March	$2,143
Diclofenac Potassium Capsules	Zipsor®	March	$20
Pirfenidone Tablets 267mg & 801mg	Esbriet®	May	$570
Scopolamine Transdermal System 1mg/3 days	Transderm Scop®	May	$88
Dalfampridine Extended-release Tablets 10mg	Ampyra®	May	$81
Lanthanum Carbonate Chewable Tablets 500mg, 750mg, 1000mg	Fosrenol®	May	$35
Pemetrexed Injection 100mg/4mL, 500mg/20mL, 1g/40mL**	N/A	May	No Data
Vilazodone Hydrochloride Tablets 10mg, 20mg, 40mg	Viibryd®	June	$569
Mycophenolate Mofetil for Oral Suspension, USP, 200mg/mL	CellCept®	June	$55
Levothyroxine Sodium Tablets USP, 25 mcg, 50 mcg, 75 mcg, 88 mcg, 100 mcg, 112 mcg, 125 mcg, 137 mcg, 150 mcg, 175 mcg, 200 mcg and 300 mcg	Synthroid®	September	$2,035
Tacrolimus Ointment	Protopic®	September	$80
Pantoprazole Sodium for Injection	Protonix®	September	$77
Mycophenolate Mofetil Tablets 500mg	CellCept®	September	$68

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Nitrofurantoin Capsules, USP (Monohydrate/Macrocrystals) 100mg	Macrobid®	September	$55
Icosapent Ethyl Capsules 500mg	Vascepa®	September	$21
Brimonidine Tartrate/Timolol Maleate Ophthalmic Solution 0.2%/0.5%	Combigan®	October	$457
Penciclovir Cream 1%	Denavir®	November	$22
Naproxen Sodium ER Tablets 375mg, 500mg & 750mg	Naprelan®	November	$10
Icosapent Ethyl Capsules 1g	Vascepa®	December	$1,373
Tasimelteon Capsules 20mg***	Hetlioz®	December	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Teva’s Pemetrexed is a 505(b)(2) product, was filed as an NDA and is not bioequivalent to a brand product.
***	Marketed through Specialty Pharmacy that does not report to IQVIA.

As of December 31, 2022, our generic products pipeline in the United States includes 171 product applications awaiting FDA approval, including 73 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended September 30, 2022 of approximately $113 billion, according to IQVIA. Approximately 71% of pending applications include a paragraph IV patent challenge and we believe we are first to file with respect to 68 of these products, or 97 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $81 billion in U.S. brand sales for the twelve months ended September 30, 2022, according to IQVIA.

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

In 2022, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Dasatinib Tablets, 20 mg, 50 mg, 70 mg, 80 mg, 100 mg and 140 mg	Sprycel®	$1,569
Cabozantanib Tablets, 20, 40 and 60 mg	Cabometyx®	$1,136
Valbenazine Capsules, 40 mg and 80 mg	Ingrezza®	$1,041
Canagliflozin Tabs	Invokana®	$900
Dapagliflozin/ Metformin Tablets	Xigduo XR®	$560
Linaclotide Capsules, 72 mcg	Linzess®	$457

Generic Name	Brand Name	Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Plerixafor Injection, 24 mg/1.2 mL (20 mg/mL)	Mozobil®	$192
Lisdexamfetamine Dimesylate Chewable Tablets (CII) 10 mg, 20 mg, 30 mg, 40 mg, 50 mg and 60 mg	Vyvanse®	$144
Methylnaltrexone Bromide Tablets, 150 mg	Relistor®	$131
Methylphenidate Hydrochloride Extended-Release Chewable Tablets, 20 mg, 30 mg and 40 mg	Quillichew ER®	$118
Midostaurin Capsules, 25 mg	Rydapt®	$88
Naltrexone Hydrochloride and Bupropion Hydrochloride Extended-Release Tablets, 8 mg/90 mg	Contrave®	$71
Oxymetazoline Hydrochloride Cream, 1%	Rhofade®	$25
Riociguat Tablets	Adempas®	$12
Gefitinib Tablets, 250 mg	Iressa®	$6
Paclitaxel Protein-Bound Particles for Injectable Suspension, 100 mg/vial **	N/A	No Data
Eltrombopag Choline Tablets, Eq. to 9 mg, 18 mg, 36 mg, and 54 mg***	Promacta®	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Teva’s Paclitaxel is a 505(b)(2) product, was filed as an NDA and is not bioequivalent to a brand product.
***	Teva’s Eltrombopag Choline Tablets is a 505(b)(2) product, is not bioequivalent to a brand product.

For a description of our innovative medicines pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines” above.

North America Gross Profit

Gross profit from our North America segment in 2022 was $3,926 million, a decrease of 7% compared to $4,226 million in 2021, mainly due to lower revenues as discussed above.

Gross profit margin for our North America segment in 2022 decreased to 52.7%, compared to 54.1% in 2021. This decrease was mainly due to lower revenues from COPAXONE and an unfavorable mix of generic products.

North America R&D Expenses

R&D expenses relating to our North America segment in 2022 were $532 million, a decrease of 14% compared to $618 million in 2021.

For a description of our R&D expenses in 2022, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America S&M Expenses

S&M expenses relating to our North America segment in 2022 were $941 million, a decrease of 5% compared to $988 million in 2021, mainly due to cost efficiencies.

North America G&A Expenses

G&A expenses relating to our North America segment in 2022 were $474 million, an increase of 11% compared to $427 million in 2021.

For a description of our G&A expenses in 2022, see “—Teva Consolidated Results—General and Administrative (G&A) Expenses” below.

North America Profit

Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our North America segment in 2022 was $1,993 million, a decrease of 10% compared to $2,224 million in 2021. This decrease was mainly due to lower revenues, partially offset by lower operating expenses, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the past two years:

	Year ended December 31,
	2022		2021
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$4,525	100%	$4,886	100%
Gross profit	2,700	59.7%	2,823	57.8%
R&D expenses	213	4.7%	244	5.0%
S&M expenses	748	16.5%	846	17.3%
G&A expenses	246	5.4%	244	5.0%
Other (income) expense	(3)	§	(5)	§

Segment profit*	$1,496	33.1%	$1,494	30.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries. Revenues from our Europe segment in 2022 were $4,525 million, a decrease of $361 million, or 7%, compared to 2021. In local currency terms, revenues increased by 4%, mainly due to higher demand of generic and OTC products resulting from new product launches and from the removal of restrictions related to doctor and hospital visits by patients previously implemented in response to the COVID-19 pandemic, as well as higher sales of cough and cold products and higher revenues from AJOVY, partially offset by lower revenues from COPAXONE and certain other respiratory products.

In 2022, revenues were negatively impacted by exchange rate fluctuations of $550 million, including hedging effects, compared to 2021. Revenues in 2022 included $17 million from a positive hedging impact, which are included in “Other” in the table below. See note 10d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2022-2021
	2022	2021
	(U.S. $ in millions)
Generic products	$3,466	$3,569	(3%)
AJOVY	124	87	43%
COPAXONE	268	391	(31%)
Respiratory products	273	356	(23%)
Other	393	483	(19%)

Total	$4,525	$4,886	(7%)

Generic products revenues (including OTC and biosimilar products) in our Europe segment in 2022 decreased by 3% to $3,466 million, compared to 2021. In local currency terms, revenues increased by 9%, mainly due to higher demand of generic and OTC products, resulting from new product launches and from the removal of restrictions related to doctor and hospital visits by patients previously implemented in response to the COVID-19 pandemic, as well as higher sales of cough and cold products.

AJOVY revenues in our Europe segment in 2022 increased by 43% to $124 million, compared to 2021. In local currency terms, revenues increased by 61%, mainly due to launches and reimbursements in additional European countries and growth in existing countries.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AJOVY.”

COPAXONE revenues in our Europe segment in 2022 decreased by 31% to $268 million, compared to 2021. In local currency terms, revenues decreased by 23%, mainly due to price reductions and a decline in volume resulting from competing glatiramer acetate products and availability of alternative therapies.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

Respiratory products revenues in our Europe segment in 2022 decreased by 23% to $273 million, compared to 2021. In local currency terms, revenues decreased by 14% mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of December 31, 2022, our generic products pipeline in Europe included 751 generic approvals relating to 89 compounds in 189 formulations, no EMA approvals received during 2022. In addition, approximately 1,162 marketing authorization applications pending approval in 37 European countries, relating to 102 compounds in 211 formulations. Two applications are pending with the EMA.

For a description of our innovative medicines pipeline, see “Item 1—Business—Research and Development” above.

Europe Gross Profit

Gross profit from our Europe segment in 2022 was $2,700 million, a decrease of 4% compared to $2,823 million in 2021. This decrease was mainly due to exchange rate fluctuations.

Gross profit margin for our Europe segment in 2022 increased to 59.7%, compared to 57.8% in 2021, mainly due to our network consolidation activities and a favorable mix of products.

Europe R&D Expenses

R&D expenses relating to our Europe segment in 2022 were $213 million, a decrease of 13% compared to $244 million in 2021.

For a description of our R&D expenses in 2022, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in 2022 were $748 million, a decrease of 12% compared to $846 million in 2021. This decrease was mainly due to exchange rate fluctuations and cost efficiencies.

Europe G&A Expenses

G&A expenses relating to our Europe segment in 2022 were $246 million, an increase of 1% compared to $244 million in 2021.

For a description of our G&A expenses in 2022, see “—Teva Consolidated Results—General and Administrative (G&A) Expenses” below.

Europe Profit

Profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in 2022 was $1,496 million, flat compared to $1,494 million in 2021.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the past two years:

	Year ended December 31,
	2022			2021
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$1,903	100%		$2,032	100%
Gross profit	1,033	54.3%		1,118	55.0%
R&D expenses	72	3.8%		68	3.3%
S&M expenses	405	21.3%		417	20.5%
G&A expenses	119	6.3%		109	5.4%
Other (income) expense	(43)	(2.2%	)	(5)	§

Segment profit*	$479	25.2%		$529	26.0%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

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

In February 2022, Russia launched an invasion of Ukraine. As of the date of this Annual Report on Form 10-K, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results. We have no manufacturing or R&D facilities in these markets. During the year ended December 31, 2022, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, we entered into hedges to hedge our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of 2022, we were unable to renew certain of our expiring hedging positions due to the liquidity situation in the market for Russian rubles. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

On February 1, 2021, we completed the sale of the majority of the generic and operational assets of our business venture in Japan.

Revenues from our International Markets segment in 2022 were $1,903 million, a decrease of $129 million, or 6%, compared to 2021. In local currency terms, revenues increased by 3% compared to 2021, mainly due to higher revenues from generic products in most markets, partially offset by lower sales in Japan resulting from the divestment mentioned above. Revenues in 2021 included a milestone payment of $35 million.

In 2022, revenues were negatively impacted by exchange rate fluctuations of $181 million including hedging effects, compared to the year end of 2021. Revenues in 2022, included $11 million from a negative hedging impact, compared to $6 million from a positive hedging impact in 2021, which are included in “Other” in the table below. See note 10d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2022-2021
	2022	2021
	(U.S. $ in millions)
Generic products	$1,586	$1,649	(4%	)
AJOVY	35	50	(30%	)
COPAXONE	36	37	(3%	)
Other	246	295	(17%	)

Total	$1,903	$2,032	(6%	)

Generic products revenues in our International Markets segment in 2022, which include OTC products, decreased by 4% to $1,586 million, compared to 2021. In local currency terms, revenues increased by 5%, due to higher revenues in most markets, as well as price increases largely as a result of rising costs due to inflationary pressure, partially offset by lower revenues in Japan resulting from regulatory price reductions, the divestment mentioned above, and generic competition to off-patented products.

AJOVY was launched in certain markets in our International Markets segment, including in Japan during the third quarter of 2021. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in 2022 were $35 million compared to $50 million in 2021. Revenues in 2021 included a milestone payment of $35 million received from Otsuka related to the launch of AJOVY in Japan.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering— Innovative Medicines—AJOVY.”

COPAXONE revenues in our International Markets segment in 2022 decreased by 3% to $36 million, compared to 2021. In local currency terms, revenues increased by 15%.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

AUSTEDO was launched in early 2021 in China for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia, and was also launched in Israel during 2021. During the third quarter of 2022, AUSTEDO was launched in Brazil. We continue with additional submissions in various other markets.

For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AUSTEDO.”

International Markets Gross Profit

Gross profit from our International Markets segment in 2022 was $1,033 million, a decrease of 8% compared to $1,118 million in 2021.

Gross profit margin for our International Markets segment in 2022 decreased to 54.3%, compared to 55.0% in 2021. This decrease was mainly due to regulatory price reductions and generic competition to off-patented products in Japan, partially offset by price increases largely as a result of rising costs due to inflationary pressure and a favorable mix of products sold.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in 2022 were $72 million, an increase of 6% compared to $68 million in 2021.

For a description of our R&D expenses in 2022, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in 2022 were $405 million, a decrease of 3% compared to $417 million in 2021, mainly due to exchange rate fluctuations and cost efficiencies.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in 2022 were $119 million, an increase of 9% compared to $109 million in 2021.

For a description of our G&A expenses in 2022, see “—Teva Consolidated Results—General and Administrative (G&A) Expenses” below.

International Markets Other Income

Other income relating to our International Markets segment in 2022 was $43 million, compared to $5 million in 2021. Other income in 2022 was mainly the result of settlement proceeds.

International Markets Profit

Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in 2022 was $479 million a decrease of 9% compared to $529 million in 2021. This decrease was mainly due to lower gross profit, as discussed above.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.

Our revenues from other activities in 2022 were $1,045 million, a decrease of 9% in U.S. dollars, or 6% in local currency terms, compared to 2021.

API sales to third parties in 2022 were $675 million, a decrease of 9% in both U.S. dollars and local currency terms.

Teva Consolidated Results

Revenues

Revenues in 2022 were $14,925 million, a decrease of 6%, in U.S. dollars or 1% in local currency terms, compared to 2021, mainly due to lower revenues from COPAXONE and certain respiratory products in our North America and Europe segments, generic products as well as BENDEKA and TREANDA in our North America segment, partially offset by higher revenues from generic products in our Europe and International Markets segments, and from our innovative products – AUSTEDO and AJOVY, and Anda. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during 2022, including hedging effects, negatively impacted revenues by $780 million, compared to 2021. See note 10d to our consolidated financial statements.

Gross Profit

Gross profit in 2022 was $6,973 million, a decrease of 8% compared to 2021.

Gross profit margin was 46.7% in 2022, compared to 47.8% in 2021.

This decrease in gross profit margin was mainly due to lower revenues from COPAXONE and certain respiratory products in our North America and Europe segments, partially offset by higher revenues from AUSTEDO in North America and a favorable mix of generic products in our Europe segment.

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

Our R&D activities for innovative medicines and biosimilar products in each of our segments include costs of discovery research, preclinical development, drug formulation, early- and late-clinical development and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to phase 3; (iii) late-stage projects in phase 3 programs, including where a new drug application is currently pending approval; (iv) post-approval studies for marketed products; and (v) indirect expenses, such as costs of internal administration, infrastructure and personnel.

Our R&D expenses in 2022 were $838 million, a decrease of 13% compared to 2021.

Our lower R&D expenses in 2022, compared to 2021, were mainly due to a decrease in several neuroscience projects (in the pain and migraine and headache therapeutic areas) and immunology (in the respiratory therapeutic area), as well as a decline in various generics projects, and an adjustment in payments pursuant to a contract with one of our R&D partners in 2022, partially offset by higher R&D expenses related to our biosimilar products pipeline.

R&D expenses as a percentage of revenues were 5.6% in 2022, compared to 6.1% in 2021.

Selling and Marketing (S&M) Expenses

S&M expenses in 2022 were $2,265 million, a decrease of 7% compared to 2021. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses” and “—Europe Segment— S&M Expenses.”

S&M expenses as a percentage of revenues were 15.2% in 2022, compared to 15.3% in 2021.

General and Administrative (G&A) Expenses

G&A expenses in 2022 were $1,180 million, an increase of 7% compared to 2021. This increase was related to proceeds received from Teva’s insurance carriers pursuant to a settlement reached on a derivative proceeding in the second quarter of 2021 related to the acquisition of Actavis Generics, as well as higher litigation fees in the second quarter of 2022.

G&A expenses as a percentage of revenues were 7.9% in 2022, compared to 6.9% in 2021.

Identifiable Intangible Asset Impairments

We recorded expenses of $355 million for identifiable intangible asset impairments in 2022, compared to expenses of $424 million in 2021. See note 6 to our consolidated financial statements.

Goodwill Impairment

We recorded goodwill impairment charges of $2,045 million in the year ended December 31, 2022, of which $979 million is related to our International Markets reporting unit and $1,066 million is related to Teva’s API reporting unit. See note 7 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $414 million for other asset impairments, restructuring and other items in 2022, compared to expenses of $341 million in 2021. For further details, as well as a description of significant regulatory and other events, see note 15 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

In 2022, we recorded expenses of $2,082 million in legal settlements and loss contingencies, compared to expenses of $717 million in 2021. See note 11 to our consolidated financial statements.

Other Income

Other income in 2022 was $107 million, compared to $98 million in 2021. See note 16 to our consolidated financial statements.

Operating Income (Loss)

Operating loss was $2,099 million in 2022, compared to operating income of $1,716 million in 2021.

Operating loss as a percentage of revenues was 14.1% in 2022, compared to operating income as a percentage of revenues of 10.8% in 2021. Operating loss in 2022 was mainly affected by goodwill impairment charges and legal settlements and loss contingencies.

Financial Expenses, Net

Financial expenses, net were $966 million in 2022, compared to $1,058 million in 2021. Financial expenses in 2022 were mainly comprised of interest expenses and other bank charges of $930 million.

Financial expenses in 2021 were mainly comprised of interest expenses and other bank charges of $891 million and loss on revaluations of marketable securities of $90 million.

The following table presents a reconciliation of our segment profits to Teva’s consolidated operating income (loss) and to consolidated income (loss) before income taxes for the past two years:

	Year ended December 31,
	2022	2021
	(U.S. $ in millions)
North America profit	$1,993	$2,224
Europe profit	1,496	1,494
International Markets profit	479	529

Total reportable segments profit	3,968	4,246
Profit of other activities	172	154

Total segments profit	4,140	4,401
Amounts not allocated to segments:
Amortization	732	802
Other assets impairments, restructuring and other items	414	341
Goodwill impairment	2,045	—
Intangible assets impairments	355	424
Legal settlements and loss contingencies	2,082	717
Other unallocated amounts	610	402

Consolidated operating income (loss)	(2,099)	1,716

Financial expenses, net	966	1,058

Consolidated income (loss) before income taxes	$(3,065)	$658

Income Taxes

In 2022, we recognized a tax benefit of $638 million, or 21%, on a pre-tax loss of $3,065 million.

In 2021, we recognized a tax expense of $211 million, or 32%, on a pre-tax income of $658 million. See note 13 our consolidated financial statements.

Share In (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net was $21 million in 2022, compared to $9 million in 2021. Share in profits of associated companies, net in 2022 was mainly related to the difference between the book value of our investment in Novetide and its fair value as of the date we completed its acquisition in January 2022.

Net Income (Loss) Attributable to Teva

Net loss was $2,353 million in 2022, compared to a net income of $417 million in 2021. Net loss in 2022 was mainly affected by goodwill impairment charges and legal settlements and loss contingencies, partially offset by a tax benefit, all as discussed above.

Diluted Shares Outstanding and Earnings (Loss) Per Share

The weighted average diluted shares outstanding used for the fully diluted share calculation for 2022 and 2021 was 1,110 million and 1,107 million shares, respectively.

In computing diluted loss per share for the year ended December 31, 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested restricted share units (“RSUs” and performance share units (“PSUs”) granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.

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

Diluted loss per share was $2.12 for the year ended December 31, 2022, compared to diluted earnings per share of $0.38 for the year ended December 31, 2021.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs and the conversion of our convertible senior debentures, in each case, at period end.

As of December 31, 2022 and 2021, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,143 million and 1,128 million, respectively.

Impact of Currency Fluctuations on Results of Operations

In 2022, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Canadian dollar, Russian ruble, Japanese yen, Swiss franc, Israeli shekel and Polish zloty) impact our results.

During 2022, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis): the Turkish lira by 47%, the Argentinian peso by 25%, the Hungarian forint by 18%, the Japanese yen by 16%, the Ukraine hryvna by 15%, the Swedish krona by 15% and the Polish zloty by 13%. The following main currencies relevant to our operations increased in value against the U.S. dollar: the Russian ruble by 9%, the Brazilian real by 5% and the Mexican peso by 1%.

As a result, exchange rate movements during 2022, including hedging effects, negatively impacted overall revenues by $780 million and operating income by $247 million in comparison with 2021.

In 2022, a positive hedging impact of $11 million was recognized under revenues, and a negative impact of $7 million was recognized under cost of sales. In 2021, a positive impact of $31 million was recognized under revenues and a minimal negative impact was recognized under cost of sales.

Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 10d to our consolidated financial statements.

Commencing the third quarter of 2018, the cumulative inflation in Argentina exceeded 100% or more over a 3-year period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.

Commencing the second quarter of 2022, the cumulative inflation in Turkey exceeded 100% or more over a three-year period. Although this triggered highly inflationary accounting treatment, it did not have a material impact on our results of operations.

Liquidity and Capital Resources

Total balance sheet assets were $44,006 million as of December 31, 2022, compared to $47,666 million as of December 31, 2021.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $119 million as of December 31, 2022, compared to positive $787 million as of December 31, 2021. This decrease was mainly a result of lower accounts receivables balances, net of SR&A, due to the securitization facility entered into in November 2022, partially offset by timing of sale cycle in the fourth quarter of 2022, an increase in accrued expenses mainly related to an update to the estimated settlement provision recorded in connection with the remaining opioid cases and an increase in accounts payables.

Cash investment in property, plant and equipment in 2022 was $548 million, compared to $562 million in 2021. Depreciation was $576 million in 2022, compared to $528 million in 2021.

Cash and cash equivalents and short-term and long-term investments, as of December 31, 2022, were $2,817 million compared to $2,191 million as of December 31, 2021.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits, as well as liquid securities that bear fixed and floating rates.

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility, entered into in April 2022, which was amended in February 2023 (“RCF”). See note 9 to our consolidated financial statements.

2022 Debt Balance and Movements

As of December 31, 2022, our debt was $21,212 million, compared to $23,043 million as of December 31, 2021. This decrease was mainly due to $1,369 million of senior notes repaid at maturity and $484 million of exchange rate fluctuations.

In April 2022, Teva repaid $296 million of its 3.25% senior notes at maturity.

In July 2022, Teva repaid $365 million of its 0.50% senior notes at maturity.

In December 2022, Teva repaid $713 million of its 2.95% senior notes at maturity.

Our debt as of December 31, 2022 was effectively denominated in the following currencies: 62% in U.S. dollars, 36% in euros and 2% in Swiss francs.

The portion of total debt classified as short-term as of December 31, 2022 was 10%, compared to 6% as of December 31, 2021, mainly due to repayment of debt, partially offset by a reclassification of upcoming maturities in 2022.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 71% as of December 31, 2022, compared to 67% as of December 31, 2021.

Our average debt maturity was approximately 5.8 years as of December 31, 2022, compared to 6.4 years as of December 31, 2021.

For further information, see note 9 to our consolidated financial statements.

2021 Debt Balance and Movements

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

Total Equity

Total equity was $8,691 million as of December 31, 2022, compared to $11,244 million as of December 31, 2021. This decrease was mainly due to a net loss of $2,406 million and a negative impact of $356 million from exchange rate fluctuations.

Exchange rate fluctuations affected our balance sheet, as approximately 66% of our net assets (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2021, changes in currency rates had a negative impact of $356 million on our equity as of December 31, 2022. The following main currencies decreased in value against the U.S. dollar: Chilean peso by 12%, Polish zloty by 11%, Japanese yen by 9%, euro by 8%, Croatian kuna by 8%, Bulgarian lev by 8%, British pound by 8%, Swiss franc by 5%, and the Peruvian nuevo sol by 4%. The Russian ruble increased in value against the U.S. dollar by 28%. All comparisons are on a year-end to year-end basis.

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

Cash flow generated from operating activities in 2022 was $1,590 million, compared to $798 million in 2021. The increase in 2022 resulted mainly from the sale of accounts receivables under our U.S. securitization facility entered into in November 2022, and lower cash collections remitted to the owner of the receivables under our EU securitization program mainly due to exchange rate fluctuations, partially offset by an increase in inventory levels, as well as higher payments of legal settlements in connection with the opioids litigation. For further information on our securitization facilities see note 10f to our consolidated financial statements.

During 2022, we generated free cash flow of $2,243 million, which we define as comprising $1,590 million in cash flow generated from operating activities, $1,140 million in beneficial interest collected in exchange for securitized accounts receivables and $68 million proceeds from divestitures of businesses and other assets, partially offset by $548 million in cash used for capital investments and $7 million in cash used for acquisition of businesses, net of cash acquired. During 2021, we generated free cash flow of $2,196 million, which we define as comprising $798 million in cash flow generated from operating activities, $1,648 million in beneficial interest collected in exchange for securitized accounts receivables and $311 million in proceeds from divestitures of businesses and other assets, partially offset by $562 million in cash used for capital investments. The increase in 2022 resulted mainly from an increase in cash flow generated from operating activities, partially offset by lower beneficial interest collected in exchange for securitized accounts receivables under our EU securitization program mainly due to exchange rate fluctuations, as well as lower proceeds from divestitures of businesses and other assets. For further information on our securitization facilities see note 10f to our consolidated financial statements.

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

In October 2021, Teva announced a license agreement with Modag that will provide Teva an exclusive global license to develop, manufacture and commercialize Modag’s lead compound (TEV-56286) and a related compound (TEV-56287). TEV-56286 was initially developed for the treatment of MSA and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial is currently being completed for TEV-56286. In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag that was recorded as an R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $40 million, as well as future commercial milestones and royalties.

In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including a proposed biosimilar to Humira® and Stelara®. Under the terms of the agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva made an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021, which were recorded as an R&D expense. Teva also made a milestone payment in January 2023 which was recorded as R&D expenses in the fourth quarter of 2022. Additional development and commercial milestone payments of up to $398 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. Alvotech was previously involved in litigation involving certain IP and trade secrets claims filed by Abbvie in relation to Alvotech’s proposed biosimilar to Humira®, all of which were settled on March 8, 2022. Pursuant to that settlement, Alvotech and Teva may sell Alvotech’s proposed biosimilar to Humira® in the United States beginning on July 1, 2023, provided that U.S. regulatory approval is obtained by that date. In September 2022, Alvotech announced they received a CRL from the FDA with respect to Alvotech’s proposed biosimilar to Humira® and an additional CRL was received in December 2022. In January 2023, the FDA accepted for review a Biologic License Application (“BLA”) for Alvotech’s proposed biosimilar Stelara®.

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

In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple LAI products. The lead product candidate selected was risperidone LAI (TV-46000) suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the new drug application (“NDA”) for risperidone LAI, based on phase 3 data from two pivotal studies. Teva leads the clinical development and regulatory process and is responsible for commercialization of this product candidate. MedinCell may be eligible for future commercial milestones of up to $112 million in respect of risperidone LAI. Teva will also pay MedinCell royalties on net sales. In April 2022, the FDA issued a CRL regarding the NDA for risperidone LAI. Teva resubmitted the NDA in October 2022 and awaits the FDA’s response.

The second selected product candidate is TEV-44749, a LAI for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to phase 3, as a result of which a $3 million milestone payment was paid to MedinCell which was recognized as R&D expenses. MedinCell may become eligible for further milestones and royalties on sales of TEV-44749.

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

Aggregated Contractual Obligations

The following table summarizes our material contractual obligations and commitments as of December 31, 2022:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(U.S. $ in millions)
Long-term debt obligations, including estimated interest*	$26,903	$2,967	$6,785	$7,424	$9,726
Purchase obligations (including purchase orders)	1,996	1,624	301	55	16

Total	$28,899	$4,591	$7,086	$7,479	$9,742

*	Long-term debt obligations mainly include senior notes, sustainability-linked senior notes and convertible senior debentures, as disclosed in note 9 to our consolidated financial statements.

The total gross amount of unrecognized tax benefits for uncertain tax positions was $638 million at December 31, 2022. Payment of these obligations would result from settlements with tax authorities. Due to the difficulty in determining the timing and magnitude of settlements, these obligations are not included in the table above. Correspondingly, it is difficult to ascertain whether we will pay any significant amount related to these obligations within the next year.

We have committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. As of December 31, 2022, if all development milestones and targets, for compounds in phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $26 million. Additional contingent payments are owed upon achievement of product approval or launch milestones.

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

Off-Balance Sheet Arrangements

Except for securitization transactions, which are disclosed in note 10f to our consolidated financial statements, we do not have any material off-balance sheet arrangements.

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

Commencing the first quarter of 2022, we no longer exclude IPR&D acquired in development arrangements from our non-GAAP financial measures. In our comparable non-GAAP financial measures for the year ended December 31, 2021 we excluded $15 million IPR&D acquired in development arrangements. We are not recasting the non-GAAP presentation for the year ended December 31, 2021 since the adjustment is not significant. We made this change to our presentation of non-GAAP financial measures to improve the comparability of our non-GAAP presentation to those of other companies in the pharmaceutical industry that made a similar change to their presentations beginning in the first quarter of 2022.

The following tables present our non-GAAP net income and non-GAAP EPS for the years ended December 31, 2022 and 2021, as well as reconciliations of each measure to their nearest GAAP equivalents:

		Year ended December 31,
		2022	2021
		($ in millions except per share amounts)
Net income (loss) attributable to Teva	($)	(2,353)	417
Increase (decrease) for excluded items:
Amortization of purchased intangible assets		732	802
Legal settlements and loss contingencies		2,082	717
Goodwill impairment		2,045	—
Impairment of long-lived assets		402	584
Other R&D expenses		—	15
Restructuring costs		146	133
Costs related to regulatory actions taken in facilities		7	23
Equity compensation		124	118
Contingent consideration		163	7
Gain on sale of business		(47)	(51)
Accelerated depreciation		117	18
Financial expenses		61	128
Share in profits (losses) of associated companies – net		(22)	(1)
Items attributable to non-controlling interests		(96)	(15)
Other non-GAAP items*		465	318
Corresponding tax effects and unusual tax items		(1,016)	(360)
Non-GAAP net income attributable to Teva	($)	2,812	2,855
Diluted earnings (loss) per share attributable to Teva	($)	(2.12)	0.38
EPS difference**		4.64	2.20
Diluted Non-GAAP EPS attributable to Teva**	($)	2.52	2.58
Non-GAAP weighted average number of shares (in millions)**		1,115	1,107

*

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as certain accelerated depreciation expenses and inventory write offs, primarily related to the rationalization of our plants, material litigation fees and other unusual events.

**	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

Trend Information

The following factors are expected to have a significant effect on our 2023 results:

•

ongoing impact of macroeconomic headwinds, including global supply chain disruptions, increases in prices of raw materials, labor, transportation as well as exchange rate fluctuations on our results of operations. For further details, see “—Macroeconomic Environment” above;

•	continued success of our innovative medicines AUSTEDO and AJOVY;

•	success of clinical trials and approval of risperidone LAI;

•	ability to successfully execute key generic launches in a timely manner;

•	ability to successfully develop and launch new biosimilar products;

•	continued decline in sales of COPAXONE and other innovative medicines due to potential loss of exclusivity, generic competition and/or availability of alternative therapies;

•

we expect continued competition for our generic products where multiple similar generic products have been launched, resulting in pricing pressure in the generics markets. We do, however, also see certain generic segments in which opportunities exist to grow our business, our portfolio of new drug applications and our portfolio of approved complex products; our disciplined cash management and debt repayment schedule;

•	our non-investment grade credit rating may increase the cost of any new borrowing;

•	ongoing evaluation to further network consolidation activities to achieve additional operational efficiencies, which may affect our business and operations; and

•	continued efforts towards achieving our long-term financial goals.

For additional information, please see “Item 1—Business” above and elsewhere in this Item 7.

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

Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements. We have applied our policies and critical accounting estimates consistently across our businesses.

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

Historically, our changes of estimates reflecting actual results or updated expectations, have not been material to our overall business. Product-specific rebates, however, may have a significant impact on year-over-

year individual product growth trends. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate predictors of our future experience, our results could be materially affected. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with governmental allowances, U.S. Medicaid and other performance-based contract rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters. See also “Revenue recognition” in note 1 to the consolidated financial statements.

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

Contingencies

From time to time, Teva and/or its subsidiaries are subject to claims for damages and/or equitable relief arising in the ordinary course of business. In addition, in large part as a result of the nature of its business, Teva is frequently subject to litigation, governmental investigations and other legal proceedings. Except for income tax contingencies or contingent consideration acquired in a business combination, Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is reasonably estimable. When accruing these costs, Teva will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, Teva accrues for the minimum amount within the range. Teva records anticipated recoveries under existing insurance contracts at the gross amount that is expected to be collected when they are considered probable to occur.

Teva reviews the adequacy of the accruals on a periodic basis and, although it believes that its present reserves are adequate, changes in facts and circumstances in the future may lead to adjustments to reserve estimates and could have a material impact on Teva’s results of operations, cash flows and financial condition in the period that reserve estimates are adjusted or paid. As such accruals are based on management’s judgment as to the probability of losses and, where applicable, actuarially determined estimates, accruals may materially differ from actual verdicts, settlements or other agreements made with regards to such contingencies. Litigation outcomes and contingencies are unpredictable and excessive verdicts can occur. Accordingly, management’s assessments involve complex judgments concerning future events and often rely heavily on estimates and assumptions.

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

We perform an impairment test annually and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the next goodwill impairment quantitative test.

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

See note 7 and note 19 to our consolidated financial statements for further details on the goodwill impairments recognized in 2022 and 2020, and Teva’s operating and reporting segments.

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

Exchange Rate Risk Management

We operate our business worldwide and, as such, we are subject to foreign exchange risks on our results of operations, our monetary assets and liabilities and our foreign subsidiaries’ net assets. For further information on currencies in which we operate, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Currency Fluctuations on Results of Operations.”

We generally prefer to borrow in U.S. dollars; however, from time to time we borrow funds in other currencies, such as the euro, Swiss franc and new Israeli shekel, in order to benefit from same currency revenues in relation to same currency costs and same currency assets in relation to same currency liabilities.

Cash Flow Exposure

Our total revenues were $14,925 million in 2022. Of these revenues, approximately 47% were denominated in currencies other than the U.S. dollar, of which 21% in euros, 4% in British pound and the rest in other currencies, none of which accounted for more than 4% of total revenues in 2022. In most currencies, we record corresponding expenses.

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

As of December 31, 2022, we hedged part of our expected operating results for 2023 in currencies other than the U.S. dollar, primarily the euro, British pound, Canadian dollar, Swiss franc, Swedish krona, Polish zloty, Japanese yen, Chilean peso, Indian rupee and Israeli shekel.

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

The table below presents exposures exceeding $50 million in absolute values:

Net exposure as of December 31, 2022
Liability/Asset	(U.S. $ in millions)
CHF/EUR	360
USD/JPY	225
GBP/EUR	177
EUR/BGN	150
GBP/USD	130
INR /USD	110
ILS/USD	100
EUR/RUB	85
CAD/EUR	53

Outstanding Foreign Exchange Hedging Transactions

As of December 31, 2022, we had outstanding derivatives, primarily forwards and currency option contracts, with a corresponding notional amount of approximately $1.9 billion and $0.3 billion, respectively. As of December 31, 2021, we had outstanding derivatives, primarily forwards and currency option contracts with corresponding notional amounts of approximately $2.1 billion and $0.4 billion, respectively.

The table below presents the net notional and fair values of the financial derivatives entered into as of December 31, 2022 in order to reduce currency exposure arising from our cash flow and balance sheet exposures. The table below presents only currency paired with hedged net notional values exceeding $50 million.

Currency (sold)	Cross Currency (bought)	Net Notional Value		Fair Value		2022 Weighted Average Cross Currency Prices or Strike Prices
		2022	2021	2022	2021
	(U.S. $ in millions)
Forward:
EUR	CHF	354	*	(3)	—	0.98
EUR	USD	252	98	(8)	4	0.96
JPY	USD	246	313	(17)	4	139.06
EUR	GBP	179	*	(4)	—	0.87
USD	INR	151	95	(1)	1	82.51
PLN	USD	122	*	(8)	—	4.70
CAD	USD	79	76	2	1	1.31
CHF	USD	58	509	(18)	(4)	0.94
USD	GBP	58	133	1	(1)	1.20
CLP	USD	52	*	(5)	—	943.05
EUR	CAD	50	*	(2)	—	1
MXN	USD	*	96	—	(4)	19
Options:
EUR	USD	132	73	(3)	1	0.99
GBP	USD	86	*	(2)	—	1.13
USD	ILS	68	*	(2)	—	3.25
CAD	USD	*	53	—	—	—
CHF	USD	*	51	(1)	—	—

*	Represents net notional value of less than $50 million.

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

We raise capital through various debt instruments including senior notes and sustainability-linked senior notes that bear a fixed or variable interest rate, unsecured syndicated sustainability-linked revolving credit facility that bears a fixed or variable interest rate and convertible debentures that bear a fixed and variable interest rate. In some cases, as described below, we have swapped from a fixed to a variable interest rate (“fair value hedge”), from a variable to a fixed interest rate and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), reducing overall interest expenses or hedging risks associated with interest rate fluctuations.

In certain cases, we may hedge, in whole or in part, against exposure arising from a specific transaction, such as debt issuances related to an acquisition or debt refinancing, by entering into forward and interest rate swap contracts and/or by using options.

The table below presents the aggregate outstanding debt by currencies and maturities as of December 31, 2022:

Currency	Total Amount	Interest Rate Ranges		2023	2024	2025	2026	2027	2028 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	13,220	2.80%	7.13%	1,250	1,000	3,497	1,000	1,250	3,770
Euro	7,667	1.13%	6.00%	670	2,034	—	1,925	799	1,606
CHF	379	1.00%	1.00%	—	379	—	—	—	—
USD convertible debentures*	23	0.25%	0.25%	—	—	—	—	—	—

Variable Rate:
Others	1			—					—

Total:	21,290			$1,920	$3,413	$3,497	$2,925	$2,049	$5,376

Less debt issuance costs	(78)

Total:	$21,212

*	Classified under short-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Teva Pharmaceutical Industries Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teva Pharmaceutical Industries Limited and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021
,
and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control—Integrated Framework
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
Goodwill Impairment Assessment—North America, Europe, International Markets and Teva API reporting units
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the North America, Europe, International Markets and Teva API reporting units were $17,633 million, $6,450 million, $8,302 million, $1,339 million and $1,293 million, respectively, as of December 31, 2022. As disclosed by management, goodwill is assigned to reporting units and tested for impairment at least annually, in the second quarter of the fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the second quarter of 2022, management conducted a quantitative analysis of all reporting units as part of its annual goodwill impairment test with the assistance of an independent valuation expert. In the second quarter of 2022, management recorded a goodwill impairment charge of $745 million as follows: (i) $479 million related to its International Markets reporting unit; and (ii) $266 million related to its Teva API reporting unit. During the fourth quarter of 2022, management noted the following main triggering events for its International Markets reporting unit and its Teva API reporting unit: (i) fluctuations in exchange rates between certain currencies in which the Company operates in its International Markets reporting unit, and the U.S. dollar, are expected to significantly lower projected operating results; and (ii) updated assumptions supporting the cash flow projections of the Teva API reporting unit, including certain revenue growth assumptions, and the associated operating profit margins. As a result, management performed a quantitative analysis and recorded a goodwill impairment charge of $500 million related to its International Markets reporting unit and $800 million related to its Teva API reporting unit. Management determines the fair value of its reporting units using the income approach. Within the income approach, the method used is the discounted cash flow method. Management starts with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. As disclosed by management, key estimates include the revenue growth rates taking into consideration industry and market conditions, terminal growth rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the North America, Europe, International Markets and Teva API reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, discount rate and terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the North America, Europe, International Markets and Teva API reporting units. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, discount rate, terminal growth rate. Evaluating management’s assumptions related to the revenue growth rates and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow model and the discount rate assumption.
Sales Reserves and Allowances (“SR&A”)—Rebates, Chargebacks and Medicaid in the United States
As described in Notes 1 and 3 to the consolidated financial statements, the amount of consideration to which the Company expects to be entitled varies as a result of rebates, chargebacks and other SR&A that the Company offers to its customers and their customers, as well as the occurrence or nonoccurrence of future events, including milestone events. A minimum amount of variable consideration is recorded by the Company concurrently with the satisfaction of performance obligations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of December 31, 2022, consolidated SR&A for rebates, chargebacks and Medicaid were $3,229 million. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers. Provisions for estimating chargebacks are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are estimated based on the specific terms in each agreement based on historical trends and expected sales. Provisions for Medicaid are based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.
The principal considerations for our determination that performing procedures relating to SR&A for rebates, chargebacks and Medicaid in the United States is a critical audit matter are (i) the significant judgment by management due to the significant measurement uncertainty involved in developing the reserves, as the reserves are based on assumptions developed using contractual and mandated terms with customers, historical experience, and projected market conditions in the U.S.; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to wholesaler inventory levels and expected chargeback levels.
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
Opioid, Pricing and Market Allocation Litigation in the United States
As described in Notes 1, 11 and 12 to the consolidated financial statements, management evaluates litigation contingencies and records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable. Such contingencies include those related to opioid, pricing and market allocation litigation in the United States. As of December 31, 2022, the Company’s consolidated provision for legal settlements and loss contingencies was $4,186 million, which included an estimated settlement provision recorded in connection with the remaining opioid cases.
The principal considerations for our determination that performing procedures relating to opioid, pricing and market allocation litigation in the United States is a critical audit matter are (i) the significant judgment by management when assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss for each claim can be made; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assessment of the loss contingencies associated with these legal matters; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the loss contingencies relating to opioid, pricing and market allocation litigation in the United States, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, (i) gaining an understanding of the Company’s process around the accounting and reporting for these legal matters; (ii) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel; (iii) discussing the status of significant known actual and potential litigation with the Company’s internal and external legal counsel; (iv) evaluating the reasonableness of management’s assessment regarding whether a loss is probable and whether the amount of loss can be reasonably estimated; and (v) evaluating the sufficiency of the Company’s litigation contingency disclosures. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the factual investigation performed by management and their advisors with respect to pricing and market allocation allegations.
/s/Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited
Tel Aviv, Israel
February 10, 2023
We have served as the Company’s auditor since at least 1976. We have not been able to determine the specific year we began serving as the auditor of the Company.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$2,801	$2,165
Accounts receivables, net of allowance for credit losses of $ 91 million and $ 90 million as of December 31, 2022 and December 31, 2021, respectively	3,696	4,529
Inventories	3,833	3,818
Prepaid expenses	1,162	1,075
Other current assets	549	965
Assets held for sale	10	19

Total current assets	12,051	12,573
Deferred income taxes	1,453	596
Other non-current assets	441	515
Property, plant and equipment, net	5,739	5,982
Operating lease right-of-use assets	419	495
Identifiable intangible assets, net	6,270	7,466
Goodwill	17,633	20,040

Total assets	$44,006	$47,666

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,109	$1,426
Sales reserves and allowances	3,750	4,241
Accounts payables	1,887	1,686
Employee-related obligations	566	563
Accrued expenses	2,151	2,208
Other current liabilities	1,005	903

Total current liabilities	11,469	11,027
Long-term liabilities:
Deferred income taxes	548	784
Other taxes and long-term liabilities	3,847	2,578
Senior notes and loans	19,103	21,617
Operating lease liabilities	349	416

Total long-term liabilities	23,846	25,395

Commitments and contingencies , see note 12
Total liabilities	35,315	36,422

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; December 31, 2022 and December 31, 2021: authorized 2,495 million shares; issued 1,217 million shares and 1,209 million shares, respectively	57	57
Additional paid-in capital	27,688	27,561
Accumulated deficit	(12,882)	(10,529)
Accumulated other comprehensive loss	(2,838)	(2,683)
Treasury shares as of December 31, 2022 and December 31, 2021: 106 million ordinary shares	(4,128)	(4,128)

	7,897	10,278

Non-controlling interests	794	966

Total equity	8,691	11,244

Total liabilities and equity	$44,006	$47,666

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Net revenues	$14,925	$15,878	$16,659
Cost of sales	7,952	8,284	8,933

Gross profit	6,973	7,594	7,726
Research and development expenses, net	838	967	997
Selling and marketing expenses	2,265	2,429	2,498
General and administrative expenses	1,180	1,099	1,173
Intangible assets impairments	355	424	1,502
Goodwill impairment	2,045	—	4,628
Other asset impairments, restructuring and other items	414	341	479
Legal settlements and loss contingencies	2,082	717	60
Other income	(107)	(98)	(40)

Operating (loss) income	(2,099)	1,716	(3,572)
Financial expenses – net	966	1,058	834

Income (loss) before income taxes	(3,065)	658	(4,406)
Income taxes (benefit)	(638)	211	(168)
Share in (profits) losses of associated companies – net	(21)	(9)	(138)

Net income (loss)	(2,406)	456	(4,099)
Net income (loss) attributable to non-controlling interests	(53)	39	(109)

Net income (loss) attributable to Teva	(2,353)	417	(3,990)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(2.12)	$0.38	$(3.64)

Diluted	$(2.12)	$0.38	$(3.64)

Weighted average number of shares (in millions):
Basic	1,110	1,102	1,095

Diluted	1,110	1,107	1,095

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$(2,406)	$456	$(4,099)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(356)	(462)	(69)
Unrealized gain (loss) on derivative financial instruments, net	29	39	57
Unrealized gain (loss) on defined benefit plans, net	57	32	(18)

Total other comprehensive income (loss)	(270)	(391)	(30)

Total comprehensive income (loss)	(2,676)	65	(4,129)
Comprehensive income (loss) attributable to non-controlling interests	(169)	(68)	(53)

Comprehensive income (loss) attributable to Teva	$(2,507)	$133	$(4,076)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value		Additional paid-in capital		Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva share- holders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at January 1, 2020	1,198	56		27,312		(6,956)	(2,312)	(4,128)	13,972	1,091	15,063
Changes during 2020:
Net income (loss)						(3,990)			(3,990)	(109)	(4,099)
Other comprehensive income (loss)							(86)		(86)	56	(30)
Issuance of shares	4		*		*				1		1
Stock-based compensation expense				129					129		129
Transactions with non-controlling interests										(2)	(2)

Balance at December 31, 2020	1,202	57		27,443		(10,946)	(2,399)	(4,128)	10,026	1,035	11,061
Changes during 2021:
Net income (loss)						417			417	39	456
Other comprehensive income (loss)							(283)		(283)	(107)	(391)
Issuance of Shares	7	*							*		*
Stock-based compensation expense				119					119		119
Transactions with non-controlling interests										(2)	(2)

Balance at December 31, 2021	1,209	57		27,561		(10,529)	(2,683)	(4,128)	10,278	966	11,244
Changes during 2022:
Net income (loss)						(2,353)			(2,353)	(53)	(2,406)
Other comprehensive income (loss)							(154)		(154)	(116)	(270)
Issuance of Shares	8	*		1					1		1
Stock-based compensation expense				124					124		124
Transactions with non-controlling interests										(2)	(2)

Balance at December 31, 2022	1,217	$57		$27,688		$(12,882)	$(2,838)	$(4,128)	$7,897	$794	$8,691

*	Represents an amount less than $ 0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$(2,406)	$456	$(4,099)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment of goodwill, long-lived assets and assets held for sale	2,447	584	6,546
Depreciation and amortization	1,308	1,330	1,557
Net change in operating assets and liabilities	1,257	(1,701)	(2,188)
Deferred income taxes — net and uncertain tax positions	(1,059)	(120)	(696)
Stock-based compensation	124	119	129
Other items	(91)	16	100
Research and development in process	—	10	80
Net loss (gain) from investments and from sale of business and long lived assets	10	104	(213)

Net cash provided by (used in) operating activities	1,590	798	1,216

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	1,140	1,648	1,405
Proceeds from sale of business and long lived assets	68	311	67
Purchases of property, plant and equipment	(548)	(562)	(578)
Purchases of investments and other assets	(1)	(47)	(55)
Proceeds from sale of investments	4	172	12
Other investing activities	—	1	12
Acquisitions of businesses, net of cash acquired	(7)	—	—

Net cash provided by (used in) investing activities	656	1,523	863

Financing activities:
Repayment of senior notes and loans and other long term liabilities	(1,369)	(6,649)	(1,871)
Proceeds from senior notes, net of issuance costs	—	4,974	—
Proceeds from short term debt	—	700	550
Repayment of short term debt	—	(700)	(559)
Redemption of convertible debentures	—	(491)	—
Other financing activities	(118)	(6)	(5)

Net cash provided by (used in) financing activities	(1,487)	(2,172)	(1,885)

Translation adjustment on cash and cash equivalents	(123)	(128)	8

Net change in cash, cash equivalents and restricted cash	636	21	202
Balance of cash, cash equivalents and restricted cash at beginning of year	2,198	2,177	1,975

Balance of cash, cash equivalents and restricted cash at end of year	$2,834	$2,198	$2,177

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	2,801	2,165	2,177
Restricted cash included in other current assets	33	33	—

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,834	2,198	2,177

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(U.S. dollars in millions)

	Year ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,189	$1,635	$1,397
Cash paid during the year for:
Interest	$948	$913	$846
Income taxes, net of refunds	$543	$495	$709
Net change in operating assets and liabilities:

	Year ended December 31,
	2022	2021	2020
Other current assets	$(828)	$(2,271)	$(1,473)
Trade payables, accrued expenses, employee-related obligations and other liabilities	1,914	764	(463)
Trade receivables net of sales reserves and allowances	334	(574)	(293)
Inventories	(163)	380	41

	$1,257	$(1,701)	$(2,188)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
NOTE 1—Significant accounting policies:
a.    General:
Operations
Teva Pharmaceutical Industries Limited (the “Parent Company”), headquartered in Israel, together with its subsidiaries and associated companies (the “Company,” “Teva” or the “Group”), is engaged in the development, manufacturing, marketing and distribution of generics, innovative medicines and biopharmaceuticals. The majority of the Group’s revenues are in the United States and Europe.
Basis of presentation and use of estimates
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity and disclosure of contingent liabilities and assets at the dates of the financial statements and the reported amounts of revenues and expenses during the reported years. Actual results could differ from those estimates.
In preparing the Company’s consolidated financial statements, management also considered the economic implications of inflation expectations on its critical and significant accounting estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to determining the valuation and recoverability of IPR&D assets, marketed product rights and goodwill, assessing sales reserves and allowances in the United States, uncertain tax positions, valuation allowances and contingencies. These estimates could be impacted by higher costs and the ability to pass on such higher costs to customers, which is highly uncertain. Government actions taken to address macroeconomic developments, as well as their economic impact on Teva’s third-party manufacturers and suppliers, customers and markets, could also impact such estimates and may change in future periods.
In February 2022, Russia launched an invasion of Ukraine. As of the date of these consolidated financial statements, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. As part of the Company’s annual goodwill analysis performed in the second quarter of 2022, it identified an increase in the discount rate, which led to a goodwill impairment charge in its International Markets reporting unit. This increase was a result of an increase in certain components of the discount rate that were partially attributed to higher risk associated with country-specific characteristics of several countries, such as Russia, that might be a consequence of the conflict. Other than its impact on the goodwill impairment charge described above, during the year ended December 31, 2022, the impact of the Russia-Ukraine conflict on Teva’s results of operations and financial condition was immaterial. See also note 7.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

dollars. Assets and liabilities are translated at
year-end
exchange rates, while revenues and expenses are translated at monthly average exchange rates during the year. Differences resulting from translation are presented as other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).
In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results net of related income taxes are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss).
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
2021-10
“Government Assistance (Topic 832),” which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The Company applied the guidance prospectively to all in-scope
transactions beginning fiscal year 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU
2020-06
“Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for the fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted the new standard effective January 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU
2020-04
“Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The Company adopted the new standard effective January 2022. The Company has completed negotiations to transform the facility base rate of its EU securitization program and evaluated the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities. The

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

adoption of this guidance did not have a material impact on the Company’s consolidated financial results of operations, financial position or cash flows.
Recently issued accounting pronouncements, not yet adopted
In September 2022, the FASB issued ASU
2022-04
“Liabilities — Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations (Subtopic
405-50)”.
This guidance is intended to address requests from stakeholders for information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity and cash flows. The guidance is effective for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll-forward information requirement, which is effective for the fiscal years beginning after December 15, 2023. The Company will apply the guidance prospectively to transactions occurring on or after January 2023.
In October 2021, the FASB issued ASU
2021-08
“Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. Adopting the new guidance in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance was adopted. The Company plans to adopt the new accounting standard effective January 1, 2023 and will apply the guidance prospectively to all business combinations with an acquisition date occurring on or after January 2023.

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
The Company measures equity investments at fair value with changes in fair value recognized in net income. The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within ASU
2016-01
“Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities” to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. The Company accounts for equity investments as current when the Company has the intent and ability to sell such assets within the next twelve months.

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

h.	Restricted cash:
Restricted cash represents amounts which are legally restricted to withdrawal or usage and is presented in the Consolidated Balance Sheet under other current assets.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

i.	Accounts Receivables:
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
Most of Teva’s cash and cash equivalents (which, along with investment in securities, totaled $2,817 million at December 31, 2022) were deposited with European, U.S. and Israeli banks and financial institutions and were comprised mainly of cash deposits.
The pharmaceutical industry, particularly in the United States, has been significantly affected by consolidation among managed care providers, large pharmacy chains, wholesaling organizations and other buyer groups. The U.S. market constituted approximately 47% of Teva’s consolidated revenues in 2022. The exposure of credit risks relating to other trade receivables outside the U.S. is limited, due to the relatively large number of group customers and their wide geographic distribution. Teva performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral and from time to time the Company may choose to purchase trade credit insurance.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
See note 8 and note 1cc for further discussion.

m.	Contingencies:
The Company is involved in various patent, product liability, commercial, government investigations, environmental claims and other legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies, contingent consideration, other contingent liabilities incurred or acquired in a business combination, Teva records accruals for these types of contingencies to the extent that Teva concludes their occurrence is probable and that the related liabilities are reasonably estimable. When accruing these costs, the Company will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Teva records anticipated recoveries under existing insurance contracts that are probable of occurring at the gross amount that is expected to be collected. When applicable, the Company classifies the effect that the passage of time had on the net present value of a discounted legal accrual as legal expenses. Legal costs are expensed as incurred.
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
Teva measures compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires estimates as to the option’s expected term and the price volatility of the underlying stock. Teva amortizes the value of share-based awards and RSUs to expense over the vesting period on a straight-line basis.
Teva measures compensation expense for the RSUs and PSUs based on the market value of the underlying stock at the date of grant, less an estimate of dividends that will not accrue to the RSU and PSU holders prior to vesting.
Teva records forfeitures for share-based awards, RSUs and PSUs as they occur. If an employee forfeits an award because he fails to complete the requisite service period, the Company will reverse the compensation cost previously recognized in the period the award is forfeited.

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

1
0
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Provisions for uncertain tax positions, whereas Teva has net o pera
ting losses to offset additional income taxes that would result from the settlement of the tax position, are presented as a reduction of the deferred tax assets for such net operating loss.

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
ninety days
.
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
Revenue from sales based milestones and royalties promised in exchange for a license of IP is recognized only when, or as, the later of subsequent sale or the performance obligation to which some or all of the sales-based royalty has been allocated, is satisfied. Revenues from licensing arrangements included royalty income of $212 million, $160 million and $129 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Other revenues are primarily comprised of contract manufacturing services, sales of medical devices and other miscellaneous items. Revenue is recognized when the customer obtains control of the products. This generally occurs when products are shipped, once the Company has a present right to payment and legal title and risk and rewards of ownership are obtained by the customer.
Trade receivables and contract liabilities
Trade receivables are presented net of allowance for credit losses, which include amounts billed and currently due from customers.
Contract liabilities are mainly comprised of deferred revenues (defined as obligations to provide products or services to customers when payment has been made in advance and delivery or performance has not yet occurred), which were immaterial as of December 31, 2022 and 2021.
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
Medicaid and Other Governmental Rebates
Pharmaceutical manufacturers whose products are covered by the Medicaid program are required to provide a rebate to each state as a percentage of their average manufacturer’s price for generic products dispensed and “best price” for innovative products dispensed. Many states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. The Company

10
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

estimates these rebates based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Shipping and handling costs to end customers, which are included in S&M expenses, were
$118 million, $111 million and $124 million for the years ended December 31, 2022, 2021 and 2020, respectively.

v.	Advertising costs:
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2022, 2021 and 2020 were $168 million, $246 million and $225 million, respectively.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Each business segment manages the entire product portfolio in its region, including generic products, innovative medicines and over-the-counter
(“OTC”) products.
In addition to these three segments, Teva has other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis.

y.	Earnings per share:
Basic earnings (loss) per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, including fully vested RSUs and PSUs during the period, net of treasury shares.
In computing diluted earnings per share, basic earnings per share are adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans and convertible senior debentures, using the treasury stock method; and (ii) the conversion of the remaining convertible senior debentures using the
“if-converted”
method, by adding to net income interest expense on the debentures and amortization of issuance costs, net of tax benefits, and by adding the weighted average number of shares issuable upon assumed conversion of the debentures.

z.	Securitization
Teva accounts for transfers of its trade receivable as sales when it has surrendered control over the related assets in accordance with ASC Topic 860 “Transfer and Servicing” of Financial Assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheet at fair value. Refer to note 10f.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Operating leases are included in operating lease ROU assets, other current liabilities and operating lease liabilities in the consolidated balance sheet. Finance leases are included in property, plant and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheet.
ROU assets represent Teva’s right to use an underlying asset for the lease term and lease liabilities represent Teva’s obligation to make lease payments arising from the lease. Operating lease ROU and finance lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, which may include options to extend or terminate the lease, when it is reasonably certain at the commencement date whether the Company will or will not exercise the option to renew or terminate the lease. Teva uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments.
For finance leases, Teva recognizes interest on the lease liability separately from amortization of the assets in the consolidated statement of income. For operating leases, lease expenses are recognized on a straight-line basis over the lease term.
Teva e
lected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means that for those leases, Teva does not recognize ROU assets or lease liabilities, but recognizes lease expenses over the lease term on a straight line basis. Teva also elected the practical expedient to not separate lease and non-lease
components for all of Teva’s leases, other than leases of real estate.
Lease terms will include options to extend or terminate the lease when it is reasonably certain that Teva will either exercise or not exercise the option to renew or terminate the lease.
Teva’s lease agreements have remaining lease terms ranging from 1 year to 76 years. Some of these agreements include options to extend the leases for up to 10 years and some include options to terminate the leases immediately. Certain leases also include options to purchase the leased property.
The depreciable life of leasehold improvements is limited by the expected lease term, unless there is a transfer of title or a purchase option for the leased asset reasonably certain of exercise.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag that was recorded as an R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $40 million, as well as future commercial milestones and royalties.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including proposed biosimilars to Humira
®
and Stelara
®
. Under the terms of the agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva made an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021, which were recorded as R&D expenses. Teva also made a milestone payment in January 2023 which was recorded as an R&D expense in the fourth quarter of 2022. Additional development and commercial milestone payments of up to

$
398

million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. Alvotech was previously involved in litigation involving certain IP and trade secrets claims filed by Abbvie in relation to Alvotech’s proposed biosimilar to Humira
®
, all of which were settled on March 8, 2022. Pursuant to that settlement, Alvotech and Teva may sell Alvotech’s proposed biosimilar to Humira
®
in the United States beginning on July 1, 2023, provided that U.S. regulatory approval is obtained by that date. In September 2022, Alvotech announced they received a Complete Response Letter (“CRL”) from the FDA with respect to Alvotech’s proposed biosimilar to Humira
®
and an additional CRL was received in December 2022. In January 2023, the FDA accepted for review a Biologic License Application (“BLA”) for Alvotech’s proposed biosimilar Stelara
®
.
Eli Lilly and Alder BioPharmaceuticals
In December 2018, Teva entered into an agreement with Eli Lilly & Co. (“Lilly”) resolving the European Patent Office opposition they had filed against Teva’s AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

On January
 8, 2018, Teva signed a global license agreement with Alder BioPharmaceuticals (“Alder”). The agreement validates Teva’s intellectual property and resolves Alder’s opposition to Teva’s European patent with respect to anti-calcitonin gene-related peptide (CGRP) antibodies, including the withdrawal of Alder’s appeal before the European Patent Office. Under the terms of the agreement, Alder received a non-exclusive
license to Teva’s anti-CGRP antibodies patent portfolio to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan. Teva received a $25 million upfront payment that was recognized as revenue during 2018, and a $25 million milestone payment in 2020. The agreement stipulates additional development and commercial milestone payments to Teva of up to $150 million, as well as future royalties.
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

Takeda
In December 2016, Teva entered into a license agreement with a subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), for the research, development, manufacture and commercialization of Attenukine
®
technology. Teva received a $30 million upfront payment and a milestone payment of $20 million in 2017. During the second quarter of 2022, Takeda initiated its phase 2 study of modakafusp alfa (formerly TAK 573 or TEV 48573) and as a result paid Teva a milestone payment of $25 million, which was recognized as revenue in the second quarter of 2022. The license agreement stipulates additional milestone payments to Teva of up to $519 million with respect to this product candidate, as well as future royalties.
Regeneron
In September 2016, Teva and Regeneron Pharmaceuticals, Inc. (“Regeneron”) entered into a collaborative agreement to develop and commercialize Regeneron’s pain medication product, fasinumab. Teva and Regeneron share in the global commercial rights to this product (excluding Japan, Korea and nine other Asian countries), as well as ongoing associated R&D costs of approximately $1 billion. Teva made an upfront payment of $250 million to Regeneron in 2016 and additional payments for achievement of development milestones in an aggregate amount of $120 million were paid during 2017 and 2018. In October 2022, development of fasinumab for the treatment of osteoarthritic pain was discontinued.
MedinCell
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable (“LAI”) products. The lead product candidate selected was risperidone LAI
(TV-46000)
suspension for subcutaneous use for the treatment of schizophrenia. In August 2021, the FDA accepted the NDA for risperidone LAI, based on phase 3 data from two pivotal studies. Teva leads the clinical development and regulatory process and is responsible for commercialization of this product candidate. MedinCell may be eligible future commercial milestones of up to

$112
million in respect of

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

risperidone LAI. Teva will also pay MedinCell royalties on net sales. In April 2022, the FDA issued a CRL regarding the NDA for risperidone LAI. Teva resubmitted the NDA in October 2022 and awaits the FDA’s response.

The second selected product candidate is
TEV-44749,
a LAI for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to phase 3, as a result of which a $3 million milestone payment was paid to MedinCell which was recognized as R&D expenses. MedinCell may become eligible for further milestones and royalties on sales of
TEV-44749.
Assets and Liabilities Held For Sale:
General
Assets held for sale as of December 31, 2022 included certain manufacturing assets that were expected to be sold within the next year. Assets and liabilities held for sale as of December 31, 2021 included certain manufacturing assets sold during the first and second quarters of 2022. The table below summarizes all of Teva’s assets and liabilities included as held for sale as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	(U.S. $ in millions)

Inventories	2	2
Property, plant and equipment, net and others	18	86
Goodwill	—	7
Adjustments of assets held for sale to fair value	(10)	(76)

Total assets of the disposal group classified as held for sale in the consolidated balance sheet	$10	$19

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheet, recorded under accrued expenses and other long-term liabilities	$—	$(43)

NOTE 3—Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 19.

	Year ended December 31, 2022
	North America	Europe	International Markets	Other activities	Total

	(U.S.$ in millions)
Sale of goods	5,834	4,455	1,806	671	12,766
Licensing arrangements	139	51	19	4	212
Distribution	1,471	1	46	—	1,519
Other	8	18	33	370	428

	$7,452	$4,525	$1,903	$1,045	$14,925

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31, 2021
	North America	Europe	International Markets	Other activities	Total

	(U.S.$ in millions)
Sale of goods	6,394	4,807	1,889	739	13,829
Licensing arrangements	92	50	13	4	160
Distribution	1,323	1	65	—	1,390
Other	(1)	27	65	408	500

	$7,809	$4,886	$2,032	$1,151	$15,878

	Year ended December 31, 2020
	North America	Europe	International Markets	Other activities	Total

	(U.S.$ in millions)
Sale of goods	6,902	4,736	1,946	772	14,354
Licensing arrangements	84	32	9	4	129
Distribution	1,462	3	30	—	1,495
Other	§	(14)	169	527	680

	$8,447	$4,757	$2,154	$1,302	$16,659

§	Represents an amount less than $1 million.
Variable consideration
Variable consideration mainly includes SR&A, comprised of rebates (including Medicaid and other governmental program discounts), chargebacks, returns and other promotional (including shelf stock adjustments) items. Provisions for prompt payment discounts are netted against trade receivables.
The Company recognizes these provisions at the time of sale and adjusts them if the actual amounts differ from
t
he estimated provisions. For description of the nature of each deduction and how provisions are estimated see note 1.

SR&A to U.S. customers comprised approximately 71% of the Company’s total SR&A as of December 3
1,
2022, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the period ended December 31, 2022 and 2021 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2022	$68	$1,655	$854	$1,085	$535	$112	$4,241	$4,309
Provisions related to sales made in current year period	363	3,823	871	7,819	317	85	12,915	13,278
Provisions related to sales made in prior periods	—	(69)	(35)	(44)	(3)	(51)	(202)	(202)
Credits and payments	(364)	(3,798)	(1,023)	(7,861)	(390)	(77)	(13,149)	(13,513)
Translation differences	—	(36)	(4)	(8)	(4)	(3)	(55)	(55)

Balance at December 31, 2022	$67	$1,575	$663	$991	$455	$66	$3,750	$3,817

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)

Balance at January 1, 2021	$80	$2,054	$828	$1,108	$686	$148	$4,824	$4,904
Provisions related to sales made in current year period	382	4,030	852	7,967	263	314	13,426	13,808
Provisions related to sales made in prior periods	(9)	(125)	(51)	(47)	(60)	(26)	(309)	(318)
Credits and payments	(385)	(4,275)	(768)	(7,937)	(350)	(321)	(13,651)	(14,036)
Translation differences	—	(29)	(7)	(6)	(4)	(3)	(49)	(49)

Balance at December 31, 2021	$68	$1,655	$854	$1,085	$535	$112	$4,241	$4,309

Allowance for credit losses
Accounts receivable
s
are recognized net of allowance for credit losses. Allowances for credit losses were $91 million and $90 million as of December 31, 2022 and December 31, 2021, respectively.

Pledged accounts receivables
Accounts receivables, net of allowance for credit losses, include an amount of $436 million which is pledged to PNC Bank, National Association in connection with the U.S. securitization program entered into in November 2022. See note 10f.
NOTE 4—Inventories:
Inventories, net of reserves, consisted of the following:

	December 31,
	2022	2021
	(U.S. $ in millions)
Finished products	$1,987	$1,932
Raw and packaging materials	1,059	1,136
Products in process	555	587
Materials in transit and payments on account	232	163

	$3,833	$3,818

11
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 5—Property, plant and equipment:
Property, plant and equipment, net, consisted of the
following:

	December 31,
	2022	2021
	(U.S. $ in millions)
Machinery and equipment	$5,026	$5,098
Buildings	2,463	2,568
Computer equipment and other assets	2,323	2,261
Assets under construction and payments on account	1,199	1,034
Land	246	262

	11,257	11,223
Less—accumulated depreciation	(5,518)	(5,241)

	$5,739	$5,982

D
epreciation expenses were $576 million, $528 million and $537 million in the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, Teva recorded impairments of property, plant and equipment in the amount of $47 million, $160 million and $416 million, respectively. See note 15.
NOTE 6—Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	December 31,
	2022	2021	2022	2021	2022	2021
	(U.S. $ in millions)
Product rights	$18,067	$18,815	$12,630	$12,318	$5,437	$6,497
Trade names	577	590	231	198	346	392
In-process research and development (IPR&D)	487	577	—	—	487	577

Total	$19,131	$19,982	$12,861	$12,516	$6,270	$7,466

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various categories with a weighted average life of approximately 9 years. Amortization of intangible assets amounted to $732 million, $802 million and $1,020 million in the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the estimated aggregate amortization of intangible assets for the years 2023 to 2027 is as follows: 2023—$597 million; 2024—$531 million; 2025—$490 million; 2026—$493 million and 2027—$485 million. These estimates do not include the impact of IPR&D that is expected to be successfully completed and reclassified to product rights.

IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Intangible assets impairment
Impairments of identifiable intangible assets were $355 million, $424 million and $1,502 million in the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are recorded in the statement of income (loss) under intangible assets impairments.
The fair value measurement of the impaired intangible assets in 2022 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 7.25% to 11%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.
Impairments in 2022 consisted of:

(a)
Identifiable product rights of $310
million due to: (i) $256 million related to updated market assumptions regarding price and volume of products, and (ii) $54 million related to a change in Teva’s commercial plans regarding a certain program, as part of portfolio optimization efforts, which also included an inventory write-off of $108 million; and

(b)
IPR&D assets of $45 million, due to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

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
and
(iii) $
211
 million related to AUSTEDO for the treatment of Tourette syndrome in pediatric patients in the United States following clinical trial results, received in February 2020, which failed to meet their primary endpoints; and

(b)
Identifiable product rights of $705 million, mainly due to: (i) $398 million related to updated market assumptions regarding price and volume of products acquired from Actavis Generics that are primarily marketed in the United States; (ii) $165 million in Japan in connection with ongoing regulatory pricing reductions and generic competition; and (iii) $110 million related to a change in the assumptions regarding competition for the expected relaunch of metformin tablets.

11
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 7—Goodwill:
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

	North America	Europe	International Markets	Other	Total
	(U.S. $ in millions)
Balance as of December 31, 2020 (1)	$6,473	$9,102	$2,362	$2,687	$20,624
Changes during the period:
Goodwill reclassified as assets held for sale	—	(7)	—	(11)	(18)
Translation differences	1	(551)	(34)	18	(566)

Balance as of December 31, 2021 (1)	$6,474	$8,544	$2,328	$2,694	$20,040
Changes during the period:
Goodwill impairment	—	—	(979)	(1,066)	(2,045)
Goodwill acquired	—	—	—	12	12
Translation differences	(24)	(242)	(10)	(98)	(374)

Balance as of December 31, 2022 (1) (*)	$6,450	$8,302	$1,339	$1,542	$17,633

(1)	Accumulated goodwill impairment as of December 31, 2022, December 31, 2021 and December 31, 2020 was approximately $27.6 billion, $25.6 billion and $25.6 billion, respectively.
(*)	As of December 31, 2022, “Other” includes $1,293 million goodwill balance related to Teva’s API reporting unit.
Teva operates its business through three reporting segments: North America, Europe and International Markets. Each of these business segments is a reporting unit. Additional reporting units include Teva’s production and sale of APIs to third parties (“Teva API”) and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. Teva’s API and Medis reporting units are included under “Other” in the above table. See note 19 for additional segment information.
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
First Quarter Developments
During the first quarter of 2022, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of March 31, 2022. Management concluded that no triggering event had occurred and therefore, no interim impairment assessment was performed.
Second Quarter Developments
During the second quarter of 2022, Teva completed its long-range planning (“LRP”) process. The LRP is part of Teva’s internal financial planning and budgeting processes and is discussed and reviewed by Teva’s management and its board of directors.

1
1
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Following the goodwill impairment charges recorded in relation to Teva’s International Markets and Teva’s API reporting units, the carrying values of those reporting units equaled their fair value as of June 30, 2022. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to Teva’s International Markets or Teva’s API reporting units in the future (see ‘Fourth Quarter Developments’ below).
The estimated fair value of Teva’s Europe reporting unit exceeded its estimated carrying amount by 9% based on a terminal growth rate of 1.41% and a discount rate of 10.04%. If Teva held all other assumptions constant, a reduction in the terminal growth rate of 0.50% to 0.91% or an increase in the discount rate of 0.50% to 10.54% would have resulted in a reduction of the excess of fair value over carrying amount with respect to Teva’s Europe reporting unit, as of June 30, 2022, to 5%.
Teva’s North America and Medis reporting units had a fair value in excess of 10% over their book values as of June 30, 2022.
Teva noted, as of June 30, 2022, that its market capitalization was below management’s assessment of the aggregated fair value of the Company’s reporting units. However, as of that date the Company’s market capitalization plus a reasonable control premium exceeded its book value.
Third Quarter Developments
During the third quarter of 2022, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of September 30, 2022. Management concluded that no triggering event had occurred and therefore, no interim impairment assessment was performed.
Fourth Quarter Developments
During the fourth quarter of 2022, Teva completed its annual operating plan (“AOP”) process. The AOP was used as a base for an update of the LRP, incorporating the changes for future years in the fair value model.
Additionally, management evaluated whether there were any developments that occurred during the quarter to determine if it is more likely than not that the fair value of any of its reporting units was below its carrying amount as of December 31, 2022.
Management noted the following main triggering events during the fourth quarter for its International Markets reporting unit and its Teva’s API reporting unit: (i) fluctuations in exchange rates between certain

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

currencies in which Teva operates in its International Markets reporting unit, and the U.S. dollar, are expected to significantly lower projected operating results; and (ii) updated assumptions supporting the cash flow projections of Teva’s API reporting unit, including certain revenue growth assumptions, and the associated operating profit margins, mainly due to slower-than-expected recovery from the impact of the
COVID-19
pandemic.
Management performed a quantitative assessment in the fourth quarter of 2022, which resulted in the recording of a goodwill impairment charge of $500 million related to its International Markets reporting unit and $800 million related to its Teva’s API reporting unit.
Following the goodwill impairment charges recorded in relation to Teva’s International Markets and Teva’s API reporting units, the carrying values of those reporting units equaled their fair value as of December 31, 2022. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to Teva’s International Markets or Teva’s API reporting units in the future.
With respect to the remaining reporting units, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying amounts as of December 31, 2022 and, therefore, no quantitative assessment was performed.
NOTE 8—Leases:
The components of operating lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Operating lease cost:
Fixed payments and variable payments that depend on an index or rate	$142	$135	$148
Variable lease payments not included in the lease liability	4	4	4
Short-term lease cost	2	2	3

	$148	$141	$155

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$140	$143	$151
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$81	$81	$211

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Supplemental balance sheet information related to operating leases was as follows:

	December 31,	December 31,
	2022	2021
	(U.S. $ in millions)	(U.S. $ in millions)
Operating leases:
Operating lease ROU assets	$419	$495
Other current liabilities	93	109
Operating lease liabilities	349	416
Total operating lease liabilities	$442	$525

	December 31,	December 31,
	2022	2021
Weighted average remaining lease term
Operating leases	6.8 years	7.3 years
Weighted average discount rate
Operating leases	5.6%	5.4%
Maturities of operating lease liabilities were as follows:

December 31,
2022
(U.S. $ in millions)
202 3	116
202 4	94
202 5	79
202 6	66
202 7 and thereafter	188

Total operating lease payments	$543

Less: imputed interest	101

Present value of lease liabilities	$442

In 2020, after obtaining the right to use the building, Teva began transitioning its corporate headquarters to a consolidated site in
Tel-Aviv,
Israel. Teva has an operating lease for the office space in Tel Aviv for an initial term of twelve and a half years, with an option for three extensions. Teva estimates that the reasonably certain holding period of the lease for accounting purposes is twelve and a half years. As of September 30, 2020, upon initial recognition, Teva booked

$
74
 million as operating lease ROU assets and $
66
 million as operating lease liability.
As of December
31, 2022, Teva’s total finance lease assets and finance lease liabilities were $29 million and $22 million, respectively. As of December 31, 2021, total finance lease assets and finance lease liabilities were $32 million and $25 million, respectively. The difference between those amounts is mainly due to prepaid payments.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 9—Debt obligations:

a.	Short-term debt:

			December 31,
	Weighted average interest rate as of December 31, 2022	Maturity	2022	2021

			(U.S. $ in millions)
Convertible debentures	0.25%	2026	23	23
Current maturities of long-term liabilities			2,086	1,403

Total short term debt			$2,109	$1,426

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of December 31, 2022 and December 31, 2021. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the balance sheet under short-term debt.

b.	Long-term debt:

	Weighted average interest rate as of December 31, 2022	Maturity	December 31, 2022	December 31, 2021
	%		(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	670	708
Sustainability-linked senior notes EUR 1,500 million (1)(*)	4.38%	2030	1,606	1,699
Senior notes EUR 1,300 million	1.25%	2023	633	670
Sustainability-linked senior notes EUR 1,100 million (2)(*)	3.75%	2027	1,177	1,246
Senior notes EUR 1,000 million	6.00%	2025	1,070	1,134
Senior notes EUR 900 million	4.50%	2025	963	1,020
Senior notes EUR 750 million	1.63%	2028	800	844
Senior notes EUR 700 million (3)	3.25%	2022	—	307
Senior notes EUR 700 million	1.88%	2027	748	792
Senior notes USD 3,500 million	3.15%	2026	3,496	3,496
Senior notes USD 3,000 million	2.80%	2023	1,453	1,453
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million	6.00%	2024	1,250	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (2)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (1)(*)	5.13%	2029	1,000	1,000
Senior notes USD 844 million (5)	2.95%	2022	—	715
Senior notes USD 789 million	6.15%	2036	783	783
Senior notes CHF 350 million (4)	0.50%	2022	—	382

1
23

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Weighted average interest rate as of December 31, 2022	Maturity	December 31, 2022	December 31, 2021
	%		(U.S. $ in millions)
Senior notes CHF 350 million	1.00%	2025	382	383

Total senior notes			21,266	23,118
Other long-term debt			1	2
Less current maturities			(2,086)	(1,403)
Less debt issuance costs			(78)	(100)

Total senior notes and loans			$19,103	$21,617

(1)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(2)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(3)	In April 2022, Teva repaid $296 million of its 3.25% senior notes at maturity.
(4)	In July 2022, Teva repaid $365 million of its 0.50% senior notes at maturity.
(5)	In December 2022, Teva repaid $713 million of its 2.95% senior notes at maturity.
(*)	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 10c.
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
Teva’s debt as of December 31, 2022 was effectively denominated in the following currencies: U.S. dollar
62
%, euro
36
% and Swiss franc
2
%.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion
unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, which was amended in February 2023 (“RCF”).

The RCF has a maturity date of

April
2026
, with two
one-year
extension options. The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum leverage ratio, which becomes more restrictive over time. In addition, the RCF is linked to two sustainability performance targets: (i) the Company’s S&P ESG Score and (ii) number of new regulatory submissions in low and middle-income countries. The RCF margin may increase or decrease depending on the Company’s sustainability performance.
On February 6, 2023, the terms of the RCF were amended to update the Company’s maximum leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed 4.25x in the fourth quarter of 2022, 4.25x in the first, second and third quarters of 2023, 4.00x in the fourth quarter of 2023, 4.00x in the first, second and third quarters of 2024, and 3.50x in the fourth quarter of 2024 and onwards.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The RCF can be used for general corporate purposes, including repaying existing debt. As of December 31, 2022 and as of the date of this Annual Report on Form
10-K,
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
As of December 31, 2022, the required annual principal payments of long-term debt (excluding debt discount and issuance costs and fair value hedge adjustments), including convertible senior debentures, starting from the year 2024, are as follows:

December 31, 2022
(U.S. $ in millions)
2024	$1,921
2025	3,412
2026 *	3,523
2027	2,927
2028 and thereafter	7,448

$19,231

*	I ncluding $23 million convertible notes. See note 9a.
NOTE 10—Derivative instruments and hedging activities:

a.	Foreign exchange risk management:
In
2022
, approximately
47
% of Teva’s revenues were denominated
i
n currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)
Most of the counterparties to the derivatives are major banks and the Company is monitoring the associated inherent credit risks. The Company does not enter into derivative transactions for trading purposes.

b.	Interest risk management:
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans, convertible debentures and unsecured syndicated revolving credit facility that bear a fixed or variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations.

c.	Bifurcated embedded derivatives:
Upon issuance of sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and absolute greenhouse gas emissions reduction, which were bifurcated and are accounted for separately as derivative financial instruments. As of December 31, 2022 the fair value of these derivative instruments is negligible.

d.	Derivative instrument outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Not designated as hedging instruments
	December 31, 2022	December 31, 2021
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$29	$30
Liability derivatives:
Other current liabilities:
Option and forward contracts	$(101)	$(23)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

Reported under	Financial expenses, net			Other comprehensive income (loss)
	Year ended December 31,			Year ended December 31,
	2022	2021	2020	2022	2021	2020
	(U.S. $ in millions)

Line items in which effects of hedges are recorded	$966	$1,058	$834	$(270)	$(391)	$(30)
Cross-currency swaps—net investment hedge (1)	—	—	(2)	—	—	(21)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net			Net revenues
	Year ended December 31,			Year ended December 31,
	2022	2021	2020	2022	2021	2020
Reported under	(U.S. $ in millions)

Line items in which effects of hedges are recorded	$966	$1,058	$834	$(14,925)	$(15,878)	$(16,659)
Option and forward contracts (2)	(12)	(45)	130	—	—	—
Option and forward contracts (3)	—	—	—	(11)	(31)	*

*	Represents an amount less than $0.5 million.
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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, Japanese yen, British pound, Canadian dollar, Polish zloty and some other currencies to protect its projected operating results for 2022 and 2023. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the
b
alance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In 2022, the positive impact from these derivatives recognized under revenues was $11 million. In 2021, the positive impact from these derivatives recognized under revenues was $31 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

With respect
 to these forward starting interest rate swaps and treasury lock agreements, losses of $30 million, $37 million and $31 million were recognized under financial expenses, net for the years ended December 31, 2022, 2021 and 2020, respectively.
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
With respect to the interest rate swap and cross-currency swap agreements, gains of $4 million, $5 million and $3 million were recognized under financial expenses, net for the years ended December 31, 2022, 2021 and 2020, respectively.

f.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year
term. The AR Facility provides for purchases of accounts receivable by PNC in an amount of up to
$1
billion through November 2023, and up to $500 million from November 2023 through November 2025, provided that the SPV may increase the commitment amount up to
$1
billion if additional credit providers participate in the AR facility.
Under the AR Facility, Teva’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPV and the SPV on-sells
them to PNC.
The SPV is a variable interest entity (“VIE”) for which Teva is considered to be the primary beneficiary. The SPV’s sole business consists of the purchase of receivables from Teva’s subsidiaries and the subsequent transfer of such receivables to PNC.
Although the SPV is included in Teva’s consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPV are not available to pay creditors of Teva or its subsidiaries.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Upon the transfer of ownership and control of the receivables to the SPV, Teva and its subsidiaries have no retained interests in the receivables sold, and they become unavailable to Teva’s creditors should the relevant seller become insolvent.
Teva has collection and administrative responsibilities for the receivables sold to the SPV. The fair value of these servicing arrangements as well as the fees earned was immaterial.
The Company accounts for receivables sold from the SPV to PNC as a sale of financial assets under ASC 860 and derecognizes the trade receivables from the Company’s Consolidated Balance Sheet.
The total balance of accounts receivables sold to PNC as of December 31, 2022 was $820 million which were derecognized by the SPV. In addition to the accounts receivables sold, an amount of $436 million of the SPV’s accounts receivables is pledged to PNC by the SPV as a seller guarantee, and is included under “Accounts receivables, net”, in the Consolidated Balance Sheet.
In the fourth quarter of 2022, Teva received proceeds of $820 million under the AR facility, which are included in cash from operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2022.
EU securitization program
In April 2011, Teva established a trade receivables securitization program (the “EU securitization program”) to sell accounts receivables, mainly originated in Europe, to BNP Paribas Bank (“BNP”). Under the EU securitization program, Teva, on a consolidated basis through its participating subsidiaries, receives an initial cash purchase price and the right to a deferred purchase price (“DPP”), according to the purchase price for the receivables sold by it.
On an individual seller basis, each Teva subsidiary participating in the EU securitization program sells receivables to BNP at their nominal amount. BNP then immediately on-sells
such receivables at their nominal amount to a bankruptcy-remote special-purpose entity (“SPE”), which in turn sells such receivables to a conduit sponsored by BNP (“the conduit”) for an initial cash purchase price (equal to the nominal amount of such receivables less a discount) and the right to receive a DPP.
The SPE is a VIE for which Teva is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from Teva subsidiaries and the subsequent sale of such receivables to the conduit.
Although the SPE is included in Teva’s consolidated financial statements, it is a separate legal entity with separate creditors. The conduit and other designated creditors of the SPE are entitled, both before and upon the SPE’s liquidation, to be paid out of the SPE’s assets prior to the DPP payable to Teva. The SPE’s assets are not available to pay Teva’s or its subsidiaries’ creditors.
In August 2021, Teva extended the EU securitization program by an additional five years, to August 2026.
Once a Teva subsidiary sells receivables to BNP, such subsidiary does not retain any interests in the receivables sold and does not have access to such receivables upon its insolvency. The conduit has all the rights in the securitized trade receivables, including the right to pledge or dispose such receivables. Consequently, receivables sold under this agreement are de-recognized
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
The DPP asset as of December 31, 2022 and 2021 was $
270
 million and $
235
 million, respectively.
As of December 31, 2022 and 2021, the outstanding principal amount of receivables sold, net of DPP, was $636 million and $685 million, respectively.

The following table summarizes the change in the sold receivables outstanding balance, net of DPP, under the outstanding securitization program:

	As of and for the year ended December 31,
	2022	2021

	(U.S. $ in millions)
Sold receivables at the beginning of the year	$685	$734
Proceeds from sale of receivables	4,653	5,139
Cash collections (remitted to the owner of the receivables)	(4,665)	(5,152)
Effect of currency exchange rate changes	(37)	(36)

Sold receivables at the end of the year	$636	$685

NOTE 11—Legal settlements and loss contingencies:
Legal settlements and loss contingencies in 2022 were expenses of $
2,082
 million, compared to expenses of $
717
 million in 2021 and expense
s
of $
60
 million in 2020. The expenses in 2022 were mainly related to update
s
of the estimated settlement provision recorded in connection with the remaining opioid cases.
Legal settlements and loss contingencies in 2021 were mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases, the provision for the carvedilol patent litigation as well as a liability which was substantially offset by insurance receivable related to the Ontario Teachers Securities Litigation discussed in note 12b.
Legal settlements and loss contingencies in 2020 were mainly related to a fine imposed by the European Commission in relation to a 2005 patent settlement agreement and an increase of a reserve for certain product liability claims in the United States, partially offset by proceeds received following a settlement of the FCPA derivative proceedings in Israel and settlement of an action brought against the sellers of Auden McKenzie (an acquisition made by Actavis Generics).
As of December 31, 2022 and 2021, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was

$
4,186
 million and

$
2,710
 million, respectively. In connection with Teva’s provision for legal settlements and loss contingencies as of D
e
cember 31, 2021 related to the Ontario Teachers Securities Litigation, Teva also recognized an insurance receivable as mentioned above.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 12—Commitments and contingencies:

a.	Commitments:
Royalty commitments:
The Company is committed to pay royalties to owners of
know-how,
partners in alliances and other certain arrangements and to parties that financed research and development, at a wide range of rates as a percentage of sales or of the gross margin of certain products, as defined in the underlying agreements.
Royalty expenses in each of the years ended December 31, 2022, 2021 and 2020 were $560 million, $522 million and $505 million, respectively.
Milestone commitments:
Teva has committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, Teva may be required to pay such amounts. As of December 31, 2022, if all development milestones and targets, for compounds in phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $26 million. Additional contingent payments are owed upon achievement of product approval or launch milestones.

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
Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is reasonably estimable. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of counsel, no provisions have been made regarding the matters disclosed in this note, except as noted below. Litigation outcomes and contingencies are unpredictable, and excessive verdicts can occur. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions. Teva continuously reviews the matters described below and may, from time to time, remove previously disclosed matters where the exposures were fully resolved in the prior year, or determined to no longer meet the materiality threshold for disclosure, or were substantially resolved.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan are allegedly found in the active pharmaceutical ingredient (“API”) supplied to Teva by multiple API manufacturers. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts against Teva and numerous other manufacturers. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. Teva is not named in complaints with respect to irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring class claims. The judge in the valsartan MDL has indicated that the first trial, likely commencing in 2023, will consider third-party payor economic loss claims against Teva and two other defendants
.
On February 8, 2023 the district court in the valsartan MDL entered an order that certified a series of subclasses on plaintiffs’ economic loss claims and granted in part and denied in part the certification of a medical monitoring class.

In the ranitidine MDL, the generics manufacturers’ motions to dismiss have been granted, although certain plaintiffs have appeals pending. In addition, on December 6, 2022, the court in the ranitidine MDL granted the brand defendants’ motions to exclude all of plaintiffs’ general causation experts and granted summary judgment to the brand defendants on that ground. Teva, as well as other generic manufacturers, is also named in several state court actions asserting allegations similar to those in the ranitidine MDL and the valsartan and losartan MDL. State court valsartan and losartan actions are pending in New Jersey and Delaware and are currently stayed. State court ranitidine cases naming Teva are pending in California, Illinois, Pennsylvania, New York and Ohio, with coordinated proceedings in California, Illinois and Pennsylvania. In addition to these MDLs, Teva has also been named in a consolidated

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. Defendants’ motion to dismiss the plaintiffs’ amended metformin complaint from June 2021 was granted without prejudice with respect to the consumer economic loss plaintiffs and granted in part and denied in part with respect to the end payor plaintiffs. Plaintiffs were granted leave to file a second amended complaint, which defendants have moved to dismiss. Those motions are currently pending. Similar lawsuits are pending in Canada and Germany.
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
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil, and imposed fines totaling euro 60.5 million on Teva and Cephalon. Teva and Cephalon filed an appeal against the decision in February 2021. A provision for this matter was included in the financial statements. Teva has provided the European Commission with a bank guarantee in the amount of the imposed fines. The hearing for the appeal took place in December 2022 and a decision is pending.
In December 2011, three groups of plaintiffs sued Wyeth and Teva for alleged violations of the antitrust laws in connection with their November 2005 settlement of patent litigation involving extended release

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs sued GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal
®
) entered into in February 2005. The plaintiffs claimed that the settlement agreement unlawfully delayed generic entry and sought unspecified damages. On April 9, 2021, the district court, which had previously granted an initial motion for class certification by the direct purchaser plaintiffs but was reversed on that ruling by the Third Circuit in April 2020, denied the direct purchaser plaintiffs’ renewed motion for class certification. Plaintiffs thereafter sought leave to file a supplemental expert report to show that they could still meet the class certification standard, which was denied in full on January 21, 2022, and on April 21, 2022, the court entered a schedule for additional briefing on the remaining class certification issues. Plaintiffs filed a further renewed motion for class certification on May 20, 2022, which was denied on February 1, 2023. On February 2, 2023 and February 7, 2023, a number of direct purchasers, who would otherwise have been members of the proposed class had it been certified, filed suit as individual plaintiffs in the Pennsylvania federal court. Annual sales of Lamictal
®
were approximately

$
950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
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
®
and Actoplus Met in August

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on March 15, 2021, plaintiffs filed amended complaints, which Teva, Actavis, and Watson moved to dismiss. On January 24, 2022, the court dismissed plaintiffs’ amended complaints without prejudice. The plaintiffs filed amended complaints on February 22, 2022, which defendants (including Teva, Actavis and Watson) moved to dismiss on April 19, 2022. The court held oral arguments on November 3, 2022, but has not yet issued its decision. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
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
®
, Truvada
®
, and Atripla
®
. Plaintiffs allege that the settlements contain improper reverse payments that delayed the availability of Teva’s generic products, in violation of the federal antitrust laws and state law. Several recently filed cases are in the process of being coordinated with the existing litigation in the Northern District of California. On February 16, 2022, Teva moved to dismiss the claims by certain private plaintiffs but that motion was denied. However, Teva has successfully moved to limit the potential damages period as to certain private plaintiffs. Discovery in those cases is now closed. Plaintiffs in these cases have abandoned any claim for damages relating to the Viread
®
settlement. On January 5, 2023, the court denied the parties’ motions

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

for summary judgment. Trial is currently scheduled to commence in late May 2023. Teva’s motion to dismiss the complaint brought by the State of New Mexico was denied by the trial court on December 2021, but the trial court certified that decision as appropriate for interlocutory appeal. On April 8, 2022, the appellate court in New Mexico declined to accept the appeal, but on October 31, 2022, the New Mexico Supreme Court granted Teva’s petition for a writ of certiorari
, and that appeal remains pending. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately
$
582
 million, $
2.4
 billion, and $
2.9
 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $
728
 million, $
2.1
 billion and $
444 million
, respectively.
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
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK and Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an anti-competitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK and Auden Mckenzie appealed the CMA’s decision. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements. The hearing for the appeal began in December 2022 and is expected to be completed by the end of the first quarter of 2023.
In August 2021, a plaintiff filed a putative class action suit in the United States District Court for the Eastern District of Pennsylvania against Takeda and several generic manufacturers, including Watson and Teva, alleging violations of the antitrust laws in connection with their settlement of patent litigation involving colchicine tablets (generic Colcrys
®
), entered into in January 2016. Plaintiff claims that the settlement was part of a horizontal conspiracy among Takeda and the generic manufacturers to unlawfully restrict output of colchicine by delaying generic entry. On December 28, 2021, the Court granted the defendants’ motion to dismiss, finding that plaintiff’s allegations were implausible, but granted plaintiff leave to amend, and on January 18, 2022, plaintiff filed its amended complaint, making substantively the same antitrust allegations as before, but with certain new allegations regarding the nature of the alleged conspiracy. On March 30, 2022, the Court granted in part and denied in part defendants’ motion to dismiss, dismissing the newly pled bilateral conspiracy claims but allowing the revised overarching conspiracy claim to proceed against all defendants. On April 8, 2022, Teva and Watson, along with their codefendant Amneal, moved the court to reconsider its partial motion to dismiss denial or, in the alternative, to certify that denial for immediate appellate review, but that motion was denied on April 25, 2022. On November 23, 2022, the court denied plaintiffs’ motion for class certification without prejudice, and plaintiffs filed their amended class certification motion on December 22, 2022. The case is still in discovery. Annual sales of Colcrys
®
in the United States were approximately $187 million at the time of the settlement.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In November 2022, two complaints, one brought by Walgreen Co. and Kroger Specialty Pharmacy, Inc. and another by Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund and Jacksonville Police Officers and Fire Fighters Health Insurance Trust (collectively the “Walgreen and EPP complaints”), were filed in the United States District Court for the District of New Jersey against Teva and its marketing partner, Natco Pharma Limited, alleging violations of the antitrust laws in connection with their December 2015 settlement of patent litigation with Celgene Corporation (which was subsequently acquired by Bristol-Myers Squibb Company (“BMS”)) involving the drug Revlimid
®
(lenalidomide). The Walgreen and EPP complaints also name Celgene and BMS as defendants. Teva expects to move to dismiss the complaints. Annual sales of Revlimid
®
in the United States were approximately $
3.5
 billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and Nuvigil
®
(armodafinil) filed a complaint in the United States District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the NDA for Nuvigil
®
and sold the brand product, for which generic entry occurred in 2016. Teva filed an ANDA to sell generic EpiPen
®
, which Teva launched in 2018, following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated the federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”), and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. Teva expects to move to dismiss the complaint. Annual sales of Nuvigil
®
in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012; annual sales of EpiPen
®
in the United States were approximately $600 million at the time Teva entered into its settlement agreement for that product in 2012.
Government Investigations and Litigation Relating to Pricing and Marketing
Teva is involved in government investigations and litigation arising from the marketing and promotion of its pharmaceutical products in the United States.
In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the U.S. Department of Justice (“DOJ”) Antitrust Division seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. On August 25, 2020, a federal grand jury in the Eastern District of Pennsylvania returned a three-count indictment charging Teva USA with criminal felony Sherman Act violations. See
No. 20-cr-200
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
Gel, and Ointment), Warfarin, Nadolol, Temozolomide, and Tobramycin. On September 8, 2020, Teva USA pled not guilty to all counts. On December 14, 2022, the Court entered a scheduling order against Teva and its co-defendant
Glenmark, which includes a May 2024 trial date. While the Company is unable to estimate a range of loss at this time, a conviction on these criminal charges could have a material adverse impact on the Company’s business, including monetary penalties and debarment from federally funded health care programs.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 amended complaint, referenced above, along with certain complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. On February 9, 2021, Teva’s motion to reconsider that ruling was granted, and on May 7, 2021, the Court chose the attorneys’ general third complaint filed on June 10, 2020 and subsequently amended to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. On December 9, 2021, the Court entered an order setting the schedule for the proceedings in the bellwether cases, which the Court later amended on October 13, 2022. This amended schedule does not include trial dates, but provides for the parties to complete briefing on motions for summary judgment in the third quarter of 2024. On June 7, 2022, the Court dismissed the attorneys’ general claims for monetary relief under federal law, concluding that the federal statute under which the attorneys general brought suit authorizes injunctive relief only. However, the attorneys general have pending claims for monetary relief under state law.
Teva has settled with the states of Mississippi (in June 2021), Louisiana (in March 2022), Georgia (in September 2022), Arkansas (in October 2022) and Florida (in February 2023). Teva paid each state an amount proportional to its share of the national population (approximately
$1,000,000 for each 1
% share of the national population), and the states have dismissed their claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA, pursuant to these settlements. On March 30, 2022, the State of Alabama voluntarily dismissed all of its claims in the litigation, including its claims against Actavis and Teva USA, without prejudice. The most recent settlements with Georgia and Arkansas follow the pattern reached in earlier settlements. Specifically, as mentioned above, Teva agreed to pay each state an amount proportional to its share of the national population. This, in addition to the status of ongoing negotiations with several other U.S. state attorneys general to settle on comparable terms, caused management to consider settlement of the claims filed by the remaining attorneys general to be probable, and management recorded an estimated provision in the third quarter of 2022, in accordance with Accounting Standards Codification 450 “Accounting for Contingencies.”

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Subsequently, in August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law (the “DOJ PAP Complaint”). It is alleged that Teva caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients. An adverse judgment may involve damages, civil penalties and injunctive remedies. On September 10, 2021, the Court granted Teva’s motion to dismiss the unjust enrichment claim and denied the remainder of the motion. On October 15, 2021, Teva filed an answer to the DOJ PAP Complaint. Trial for this matter is currently scheduled for September 2023. Additionally, on January 8, 2021, Humana, Inc. filed an action against Teva in the United States District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. On April 2, 2021, Teva filed a motion to dismiss Humana’s claims on the grounds that the claims are time-barred and/or insufficiently pled, and that motion remains pending and discovery is ongoing. On November 17, 2022, United Healthcare also filed an action against Teva in the United States District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d/b/a Kinney Drugs, Inc., Meijer Inc., Meijer Distribution, Inc., Labor-Management Healthcare Fund, the Mayor and City Council of Baltimore, and the New York State Teamsters Council Health and Hospital Fund sued Teva in the District Court for the District of New Jersey on behalf of themselves and other similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, Blue Cross Blue Shield of Vermont and the Vermont Health Plan sued Teva in the District Court for the District of Vermont on behalf of themselves and other similarly situated indirect purchasers of COPAXONE. The complaints assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the RICO Act. Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva has moved to dismiss the complaints filed by Mylan and the class plaintiffs in the District of New Jersey on the grounds, among others, that none of its challenged conduct, violates the law. Those motions are fully briefed and a decision remains pending. On November 21, 2022, the Vermont court denied Teva’s motion to transfer the complaint filed in Vermont. On December 21, 2022, Teva moved to dismiss the Vermont complaint on grounds similar to those asserted in its motions to dismiss the complaints in New Jersey.
On December 1, 2022, Teva received a civil subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting certain documents related to the sale and marketing of AUSTEDO and risperidone LAI. Teva is cooperating with the request for documents.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
, Index No. 400000/2017) commenced against Teva and other defendants, focused on the marketing and distribution of opioids. The case was bifurcated between liability and damages. On December 30, 2021, the jury returned a liability verdict in favor of plaintiffs (the County of Suffolk, the County of Nassau and the State of New York) on the plaintiffs’ public nuisance claim. Teva and the plaintiffs filed post-trial motions with respect to the liability portion of the case. On November 3, 2022, Teva reached an agreement with the Attorney General of New York that settled the state’s and its subdivisions’ opioid-related claims. Under the terms of the settlement, Teva will pay New York its share under the proposed nationwide settlement, plus an additional amount of $313 million over 18 years.
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
On July 21, 2021, it was announced that four other defendants (not including Teva) reached nationwide settlements, subject to certain conditions, which include payment of up to approximately $26 billion spread over up to 18 years. Teva has continued to work towards a nationwide settlement with the working group of States’ Attorneys General (the “Working Group”), the Multi-District Litigation Plaintiffs’ Executive Committee (“PEC”) and counsel for Native American tribes (“Tribes”). In July 2022, the parties reached an agreement in principle on the financial terms of a final nationwide settlement similar in structure to the nationwide settlements of other defendants. During the third quarter of 2022, Teva and Allergan resolved their dispute with respect to Teva’s indemnification obligations. In November 2022, Teva, Allergan, the Working Group and PEC, and representatives for the Tribes, finalized the terms of their respective proposed opioids settlement agreements. Under the financial terms of the proposed nationwide settlement agreements, Teva will pay up to $4.25 billion (including the already settled cases) plus approximately $100 million for the Tribes, spread over 13 years. This total includes the supply of up to $1.2 billion of Teva’s generic version of Narcan
®
(naloxone hydrochloride

nasal spray), valued at wholesale acquisition cost, over 10 years or cash at 20% of the wholesale acquisition cost ($240 million) in lieu of product. In January of 2023, Teva confirmed participation from 49 of the 50 states and decided to move forward with the participation process of the subdivisions.
Teva’s proposed nationwide settlement agreement with the states and subdivisions is contingent upon sufficient participation by the subdivisions in Teva’s and Allergan’s respective nationwide opioids settlement agreements, and Teva’s proposed nationwide settlement agreement with the Tribes is contingent upon sufficient

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

participation by the Tribes in Teva’s and Allergan’s respective opioids settlement agreements with the Tribes. If these nationwide settlement agreements are not finalized or if states, subdivisions or Tribes choose not to participate, additional trials are expected to proceed in 2023.
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
On May 24, 2022, Teva reached an agreement in principle with the Attorney General of West Virginia, and on September 19, 2022, Teva and the Attorney General of West Virginia finalized the terms of their agreement that settles West Virginia’s and its subdivisions’ opioid-related claims. Under the terms of the settlement, Teva will pay West Virginia $75 million over
15-years,
in addition to attorneys’ fees and costs, and will provide its generic version of Narcan
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
In light of the agreement on the proposed nationwide settlement between Teva, and the States’ Attorneys General, their subdivisions and the Tribes, the agreement with the Attorney General of New York, Teva’s indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements with Texas, Florida, Louisiana, Rhode Island, West Virginia and San Francisco, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has recorded a provision for the potential settlement. The provision is a reasonable estimate of the ultimate costs in the likely event that the nationwide settlement is finalized under its current proposed terms and conditions, after discounting

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

payments to states to their net present value. However, if the nationwide settlement is not finalized for the entirety of the remaining cases, a reasonable upper end of a range of loss cannot be determined. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
In August 2019, Teva received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act. Significant time has passed since Teva has had any communications with the government on this matter, and accordingly Teva believes that it is no longer active. In September 2019, Teva received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. This was followed by a Statement of Charges and Notice of Hearing filed by the NYDFS. This matter will be resolved by Teva’s November 3, 2022 settlement with the Attorney General of New York that settled the state’s and its subdivisions’ opioid-related claims.
In addition, Teva, certain of its subsidiaries and other defendants, are defending claims and putative class action lawsuits in Canada related to the manufacture, sale, marketing and distribution of opioid medications. The lawsuits include a claim by the Province of British Columbia on behalf of itself and a putative class of other federal and provincial governments, and claims of municipalities, First Nations, and persons who used opioids on behalf of themselves and putative classes. These cases are in their early stages with the preliminary motions brought by the Province of British Columbia expected to be heard in late 2023.
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff in that action filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019. The amended complaint asserts that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. The amended complaint seeks unspecified damages, legal fees, interest, and costs. In July 2017, August 2017, and June 2019, other putative securities class actions were filed in other federal courts based on similar allegations, and those cases have been transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors seeking unspecified compensatory damages, legal fees, costs and expenses. The similar claims in these complaints have been brought on behalf of plaintiffs, in various forums across the country, who have indicated that they intend to
“opt-out”
of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. Pursuant to that consolidation order, plaintiffs in several of the
“opt-out”
cases filed amended complaints on May 28, 2020. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. Those
“opt-out”
plaintiffs moved for reconsideration, which was denied on March 30, 2021. On May 24, 2021, Teva moved to dismiss a majority of the
“opt-out”
complaints on various other grounds. Those motions are still pending. The Ontario Teachers Securities Litigation plaintiffs’ Motion for Class Certification and Appointment

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

of Class Representatives and Class Counsel was granted on March 9, 2021, to which Teva’s appeal was denied. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. Pursuant to an agreement between the Company and its insurance carriers, the insurance carriers provided the vast majority of the total settlement amount, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. Teva has settled several
“opt-out”
claims, but a number of
opt-out
cases remain outstanding.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On March 25, 2022, the court granted in part and denied in part Teva’s and the individual defendants’ motion to dismiss the corrected amended complaint, (i) holding that the plaintiffs’ complaint failed to plead that certain public statements regarding Teva’s compliance with the law were misleading, (ii) holding that two alleged partial corrective disclosures did not establish loss causation and cannot serve as the basis for plaintiff’s claimed loss, (iii) dismissing all claims against one of the individual defendants, and (iv) otherwise denying the motion to dismiss. On August 2, 2022, the court stayed all proceedings other than class certification proceedings pending the resolution of the DOJ PAP Complaint filed by the DOJ. On September 13, 2022, the plaintiff moved for class certification, which remains pending. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.

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
clean-up

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Gain Contingencies
From time to time, Teva may directly or indirectly pursue claims against certain parties, including but not limited to patent infringement lawsuits against other pharmaceutical companies to protect its patent rights, as well as derivative actions brought on behalf of Teva. Teva recognizes gain contingencies from the defendants in such lawsuits when they are realized or when all related contingencies have been resolved. No gain has been recognized regarding the matters disclosed below, unless mentioned otherwise.
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents began on October 18, 2022, and on November 9, 2022, the jury issued a verdict in Teva’s favor, finding the three method of treatment patents valid and infringed by Lilly and awarding Teva
$176.5 million in damages. On January 28, 2023, Lilly filed a motion requesting that the District Court overturn the jury’s verdict. Once the motion is decided, the losing party may appeal the decision to the Court of Appeals for the Federal Circuit. On June 8, 2021, Teva filed another lawsuit in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes three patents related to the treatment of refractory migraine. Lilly’s IPR petitions challenging the patentability of these three patents were instituted by the PTAB. The litigation in the District of Massachusetts was stayed during the pendency of these IPR proceedings. Teva intends to continue to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents.
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
NOTE 13—Income taxes:

a.	Income (loss) before income taxes:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Parent Company and its Israeli subsidiaries	$(119)	$126	$947
Non-Israeli subsidiaries	(2,946)	532	(5,353)

	$(3,065)	$658	$(4,406)

b.	Income taxes:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
In Israel	$33	$124	$60
Outside Israel	(671)	87	(228)

	$(638)	$211	$(168)

Current	$430	$270	$182
Deferred	(1,068)	(59)	(350)

	$(638)	$211	$(168)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Income (loss) before income taxes	$(3,065)	$658	$(4,406)
Statutory tax rate in Israel	23%	23%	23%

Theoretical provision for income taxes	$(705)	$151	$(1,013)
Increase (decrease) in the provision for income taxes due to:
The Parent Company and its Israeli subsidiaries - Tax benefits arising from reduced tax rates under benefit programs	15	(12)	(153)
Mainly nondeductible items and prior year tax	35	20	(30)
Non-Israeli subsidiaries, including impairments (*)	924	117	1,369
Worthless stock deduction (**)	(909)	—	—
Increase (decrease) in other uncertain tax positions—net	2	(65)	(341)

Effective consolidated income taxes	$(638)	$211	$(168)

*	In 2022 and 2020, loss before income taxes includes goodwill impairment in non-Israeli subsidiaries that did not have a corresponding tax effect.
**
In 2022, one of Teva’s U.S. subsidiaries was determined to be insolvent for tax purposes (i.e., its liabilities exceeded the fair market value of its assets), mainly in light of its accumulated operational losses. Consequently, Teva will recognize on its 2022 tax return, a worthless stock deduction of approximately $4.2 billion, with related tax benefit of approximately $909 million.

The effective tax rate is the result of a variety of factors, including the geographic mix and type of products sold during the year, different effective tax rates applicable to non-Israeli
subsidiaries that have tax rates different than Teva’s average tax rates, the impact of the worthless stock deduction, legal settlement charges, impairment, amortization and interest expense disallowance. Additionally, the effective tax rate includes adjustments to valuation allowances on deferred tax assets and adjustments to uncertain tax positions.
In 2020, Teva released a valuation allowance on its deferred tax assets in one jurisdiction and recorded a valuation allowance in another jurisdiction, with both adjustments reflecting changes in the business forecasts of profitability in these jurisdictions. The net effect of these changes did not materially impact Teva’s effective tax rate for 2020.

14
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

c.	Deferred income taxes:

	December 31,
	2022	2021
	(U.S. $ in millions)
Deferred tax assets (liabilities), net:
Inventory related	$125	$104
Sales reserves and allowances	89	136
Provision for legal settlements	703	360
Intangible assets (*)	(567)	(814)
Carryforward losses and deductions and credits (**)	2,850	2,093
Property, plant and equipment	(238)	(215)
Deferred interest	800	617
Provisions for employee related obligations	82	95
Other	133	159
	3,977	2,535
Valuation allowance—in respect of carryforward losses and deductions that may not be utilized	(3,072)	(2,723)
	$905	$(188)

(*)	The decrease in deferred tax liability is mainly due to impairment and amortization.
(**)	The amounts are shown following a reduction for unrecognized tax benefits of $1 million and $10 million as of December 31, 2022 and 2021, respectively.
The amount as of December 31, 2022 represents the tax effect of gross carryforward losses and deductions with the following expirations:
2023
-
2024
— $
98
 million;
2025
-
2032
— $
950
 million;
2033
and thereafter — $
60
 million. The remaining balance—$
1,742
million—can be utilized with no expiration date.
The deferred income taxes are reflected in the balance sheet among:

	December 31,
	2022	2021
	(U.S. $ in millions)
Long-term assets—deferred income taxes	1,453	596
Long-term liabilities—deferred income taxes	(548)	(784)

	$905	$(188)

14
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Uncertain tax positions:
The following table summarizes the activity of Teva’s gross unrecognized tax benefits:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Balance at the beginning of the year	$672	$888	$1,223
Increase (decrease) related to prior year tax positions, net	(46)	(106)	(238)
Increase related to current year tax positions	42	7	10
Decrease related to settlements with tax authorities and lapse of applicable statutes of limitations	(31)	(115)	(105)
Other	1	(2)	(2)
Balance at the end of the year	$638	$672	$888

Uncertain tax positions, mainly of a long-term nature, include accrued potential penalties and interest of $212 million,
 $210 million
and
$173 million as of December 31, 2022, 2021 and 2020, respectively. The total amount of interest and penalties reflected in the consolidated statements of income was a net increase of $2 million, $37 million and $9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all the above uncertain tax benefits, if recognized, would reduce Teva’s annual effective tax rate. Teva does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities or court decisions, the likelihood and timing of which is difficult to estimate.

e.	Tax assessments:
Teva files income tax returns in various jurisdictions with varying statutes of limitations. Teva and its subsidiaries in Israel have received final tax assessments through tax year 2011.
The Israeli tax authorities (“ITA”) issued tax assessment decrees for 2008-2011, 2012 and 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2011, 2012 and 2013-2016 decrees before the Central District Court in Israel.
In October 2021, the Central District Court in Israel held in favor of the Israeli tax authorities with respect to 2008-2011 decrees. The case with respect to 2012-2016 remains pending with similar legal and other claims. Teva appealed this decision to the Israeli Supreme Court and expects the appeal hearing to begin in the second half of 2023. The tax liability resulting from the October 2021 Central District Court decision, with respect to the decrees for 2008-2011 and with regard to the similar legal claims in the related following years, was approximately $
350
 million, of which a portion has been and will continue to be paid during 2022 and 2023.
The Company believes it has adequately provided for all of its uncertain tax positions, including those items currently under dispute, however, adverse results could be material.
In the United States, Teva has one tax issue in dispute for the 2009-2011 audit cycle, which is currently in litigation. The 2012-2014 audit cycle is complete with the exception of the same issue, which is currently on hold pending the outcome of the earlier case. Teva has current ongoing U.S. federal income tax audits for its U.S. subsidiaries for years 2015-2019. Additionally, Teva’s U.S. subsidiaries have multiple state audit cycles open ranging from years 2013-2020. The Company believes it has adequately provided for these items and that any adverse results would have an immaterial impact on Teva’s financial statements.

1
50

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is ongoing. A final and binding decision against Teva in this case may lead to an impairment in the amount of

$
127 million.
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

15
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

15
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The 2021 Budget Law
On November 15, 2021, the Israeli Parliament released its 2021-2022 Budget Law (“2021 Budget Law”). The 2021 Budget Law introduces a new dividend ordering rule that apportions every dividend between previously tax-exempt
and previously taxed income. Consequently, distributions (including deemed distributions as per Section 51(h)/51B of the Investment Law) may entail additional corporate tax liability to the distributing company. The new dividend ordering rule may have an adverse effect on Teva’s financial condition and results of operations in future years, as the Company still has tax-exempt
profits in its retained earnings. Income taxes have not been recognized for amounts of tax-exempt
income generated from the Company’s current Approved Enterprises retained for reinvestment.
NOTE 14—Equity:

a.	Ordinary shares and ADSs
As of December 31, 2022 and 2021, Teva had approximately 1.2 billion ordinary shares issued. Teva ordinary shares are traded on the
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
On June 11, 2020, the Teva 2020 Long-Term Equity-Based Incentive Plan (“2020 Plan”) was approved by Teva’s shareholders and became effective on July 1, 2020. Under the 2020 Plan, 68 million shares, including options exercisable into ordinary shares, RSUs and PSUs, were approved for grant.

15
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

As of December
31, 2022, 74.0

million shares remain available for future awards under the 2020 Plan.
In the past, Teva had various employee-stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards granted under such prior plans continue in accordance with the terms of the respective plans.
The vesting period of the outstanding options and RSUs is generally between 1 to 4 years from date of grant. The vesting period of PSUs is generally 3 years from date of grant. The rights of ordinary shares obtained from the exercise of options, RSUs or PSUs are identical to those of other ordinary shares of the Company. The contractual term of these options is primarily for ten years.
Status of options
A summary of the status of the options granted by Teva as of December 31, 2022, 2021 and 2020, and changes during the years ended on those dates, is presented below (the number of options represents ordinary shares exercisable in respect thereof).

	Year ended December 31,
	2022		2021		2020
	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price

Balance outstanding at beginning of year	29,015	$36.96	35,234	$37.27	40,064	$37.90
Changes during the year:
Forfeited	(2,378)	33.77	(3,644)	36.09	(3,610)	40.24
Expired	(2,518)	41.26	(2,575)	42.40	(1,220)	49.35

Balance outstanding at end of year	24,119	36.83	29,015	36.96	35,234	37.27

Balance exercisable at end of year	24,119	36.83	26,989	38.30	28,556	40.56

No options were granted during 2022, 2021 and 2020.
The following table summarizes information as of December 31, 2022 regarding the number of ordinary shares issuable upon vested options:

Number of ordinary shares issuable upon exercise of vested options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life
	Number of shares	$	Years
Lower than $15.01	592	11.40	4.84
$15.01 - $25.00	7,781	18.96	5.13
$25.01 - $35.00	5,712	34.61	4.16
$35.01 - $45.00	509	38.13	0.57
$45.01 - $55.00	5,906	51.30	2.36
$55.01 - $65.00	3,619	59.10	2.33

Total	24,119	36.83	3.70

The aggregate intrinsic value represents the total
pre-tax
intrinsic value, based on the Company’s closing stock price of $9.12 on December 31, 2022, less the weighted average exercise price in each range. This

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

represents the potential amount receivable by the option holders had all option holders exercised their options as of such date. As of December 31, 2022, there were no exercisable options that were in-the-money.
No options were exercised during 2022, 2021 and 2020.

Status of
non-vested
RSUs and PSUs
The following table summarizes information about the number of RSUs and PSUs granted and outstanding:

	Year ended December 31,
	2022		2021		2020
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Balance outstanding at beginning of year	24,412	$11.58	20,720	$13.81	15,977	$16.49
Granted	18,755	7.42	12,748	10.42	10,848	11.42
Vested	(7,571)	13.02	(6,818)	15.60	(4,324)	19.49
Forfeited	(3,293)	9.81	(2,238)	12.18	(1,781)	18.18

Balance outstanding at end of year	32,302	9.11	24,412	11.58	20,720	13.81

The Company expenses compensation costs are based on the grant-date fair value. For the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation costs as follows:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Employee stock options	$2	$16	$30
RSUs and PSUs	122	103	99

Total stock-based compensation expense	124	119	129
Tax effect on stock-based compensation expense	9	12	14

Net effect	$115	$107	$115

As of December 31, 2022, the total unrecognized compensation cost before tax on RSUs/PSUs amounted to $181 million. The cost is expected
to be recognized over a weighted average period of approximately 2.5 years. There were no unrecognized compensation costs related to employee stock options.

c .	Dividends
Teva has not paid dividends on Teva ordinary shares or ADSs since
December 2017.

15
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d .	Accumulated other comprehensive loss
The components of accumulated other comprehensive loss attributable to Teva are presented in the table below:

	Net Unrealized Gains/(Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/credits	Total
	(U.S. $ in millions)
Balance as of January 1, 2020	$(1,794)	(420)	(98)	(2,312)
Other comprehensive income/(loss) before reclassifications	(190)	22	(7)	(175)
Amounts reclassified to the statements of income	—	35	(12)	23

Net other comprehensive income/(loss) before tax	(190)	57	(19)	(152)
Corresponding income tax	65	—	1	66

Net other comprehensive income/(loss) after tax*	(125)	57	(18)	(86)

Balance as of December 31, 2020	(1,919)	(363)	(117)	(2,399)

Other comprehensive income/(loss) before reclassifications	(386)	—	18	(368)
Amounts reclassified to the statements of income	—	39	18	57

Net other comprehensive income/(loss) before tax	(386)	39	36	(311)

Corresponding income tax	31	—	(4)	27

Net other comprehensive income/(loss) after tax*	(355)	39	32	(284)

Balance as of December 31, 2021	(2,274)	(324)	(85)	(2,683)

Other comprehensive income/(loss) before reclassifications	(223)	—	40	(183)
Amounts reclassified to the statements of income	—	29	27	56

Net other comprehensive income/(loss) before tax	(223)	29	67	(127)
Corresponding income tax	(17)	—	(10)	(27)

Net other comprehensive income/(loss) after tax*	(240)	29	57	(154)

Balance as of December 31, 2022	$(2,514)	$(295)	$(28)	$(2,838)

*	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of $116 million loss in 2022, $107 million loss in 2021 and $56 million gain in 2020.
NOTE 15—Other assets impairments, restructuring and other items:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Impairment of long-lived tangible assets (1)	$47	$160	$416
Contingent consideration (see note 20)	163	7	(81)
Restructuring	146	133	120
Other	57	41	24

Total	$414	$341	$479

(1)	Including impairments related to exit and disposal activities.

15
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Impairments
Impairments of tangible assets for the years ended December 31, 2022, 2021 and 2020 were $47 million, $160 million and $416 million, respectively. The impairment for the year ended December 31, 2022 was mainly related to certain assets in North America. The impairment for the year ended December 31, 2021 was mainly related to certain assets in Europe and North America. The impairment for the year ended December 31, 2020 was mainly related to the sale of certain assets from Teva’s business venture in Japan, which was completed on February 1, 2021, as well as plant rationalization.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities.
Contingent consideration
In 2022, Teva recorded an expense of $163 million for contingent consideration, compared to an expense of $7 million in 2021 and an income of $81 million in 2020, respectively. The expense in 2022 was mainly related to changes in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
). The income in 2020 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
), which was part of the Actavis Generics acquisition, partially offset by the change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales.

Restructuring
In 2022, Teva recorded $146 million of restructuring expenses, compared to $133 million in 2021 and $120 million in 2020. The expenses in 2022 were primarily related to network consolidation activities. The expenses in 2021 and 2020 were primarily related to network consolidation activities and residual expenses of the restructuring plan announced in 2017.

The following tables provide the components of restructurin
g costs:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Restructuring
Employee termination	$117	$117	$71
Other	29	16	49

Total	$146	$133	$120

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total

	(U.S. $ in millions )
Balance as of January 1, 2020	$(208)	$(7)	$(215)

Provision	(71)	(49)	(120)
Utilization and other*	164	49	213

Balance as of January 1, 2021	$(115)	$(7)	$(122)

Provision	(117)	(16)	(133)
Utilization and other*	101	16	117

Balance as of December 31, 2021	$(131)	$(7)	$(138)

Provision	(117)	(29)	(146)
Utilization and other*	136	29	165

Balance as of December 31, 2022	$(112)	(7)	(119)

*	Includes adjustments for foreign currency translation.

Significant regulatory and other events
In July 2018, Teva announced the voluntary recall of valsartan and certain combination valsartan medicines in various countries due to the detection of trace amounts of a previously unknown nitrosamine impurity called NDMA found in valsartan API supplied by Zhejiang Huahai Pharmaceuticals Co. Ltd. (“Huahai”). Since July 2018, Teva has been actively engaged with global regulatory authorities in reviewing its sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, Teva has initiated additional voluntary recalls. In December 2019, Teva reached a settlement with Huahai resolving Teva’s claims related to certain sartan API supplied by Huahai. Under the settlement agreement, Huahai agreed to compensate Teva for some of its direct losses and provide it with prospective cost reductions for API. The settlement does not release Huahai from liability for any losses Teva may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue. In addition, multiple lawsuits have been filed in connection with this matter, which may lead to additional customer penalties, impairments and litigation costs. See note 12b for further discussion.
In the second quarter of 2020, Teva’s operations in its manufacturing facilities in Goa, India were temporarily suspended due to a water supply issue. During the second half of 2020, Teva completed partial remediation of this issue and restarted limited supply from its Goa facilities. The site experienced some additional delays in the first quarter of 2021 due to labor related issues, but the situation stabilized during the second quarter of 2021. The water supply remediation was completed in December 2022, and since then, the site is operating with an upgraded water system. The impact on Teva’s financial results for the year ended December 31, 2022 was immaterial.
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
to the Irvine facility with ten observations and, on December 17, 2021,

15
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

the FDA notified the Company that the inspection classification of this site is “Official Action Indicated” (“OAI”). Teva began working diligently to address the FDA’s concerns in a manner consistent with current good manufacturing practice (“CGMP”) requirements, and was in discussions with the FDA Drug Shortage Staff (“DSS”) and FDA Office of Manufacturing Quality (“OMQ”) to recommence the distribution, release and manufacture of certain medically necessary products from the site under defined controls and protocols.
On March 22, 2022, the Company announced its decision to permanently cease all manufacturing activities and to close the site, and to transfer certain products to other facilities. Teva will remain in contact with FDA regarding the status of Irvine, California site to ensure that the Company continues to comply with all relevant CGMP requirements, particularly those involved with product transfers to other sites within the Teva network.
Teva has considered these developments and, during the year ended December 31, 2022, recorded
$98
million costs in its financial statements related to this matter. In December 2022, Teva sold its Irvine, California site.
NOTE 16—Other income:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs (1)	$46	51	8
Section 8 and similar payments (2)	13	19	—
Gain (loss) on sale of assets	18	7	11
Other, net (3)	31	22	20

Total other income	$107	$98	$40

(1)
In 2022, mainly related to the divestment of several activities in North America and International Markets. In 2021, mainly due to capital gains related to the sale of certain OTC assets. In 2020, mainly related to the divestment of several activities in International Markets.

(2)	Section 8 of the Patented Medicines (Notice of Compliance) Regulation relates to recoveries of lost revenue related to patent infringement proceedings in Canada.
(3)	In 2022, mainly the result of settlement proceeds related to the International Markets segment.
NOTE 17—Financial expenses, net:

	Year ended December, 31
	2022	2021	2020
	(U.S. $ in millions)
Interest expenses and other bank charges	930	891	901
(Income) loss from investments (1)	(10)	90	(104)
Foreign exchange (gains) losses, net	(16)	7	(26)
Other, net (2)	61	71	62

Total finance expense, net	$966	$1,058	$834

(1)	(Income) loss from investments in 2021 and 2020 comprised mainly of revaluation gains and loss of Teva’s investment in American Well Corporation (“American Well”).
(2)	Amortization of issuance costs and terminated derivative instruments.

15
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 18—Earnings (loss) per share:
The net income (loss) attributable to Teva and the weighted average number of ordinary shares used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year ended December, 31
	2022	2021	2020
	(U.S. $ in millions, except share data)
Net income (loss) used for the computation of basic and diluted earnings (loss) per share	(2,353)	$417	$(3,990)

Weighted average number of shares used in the computation of basic earnings (loss) per share	1,110	1,102	1,095

Weighted average number of shares used in the computation of diluted earnings (loss) per share	1,110	1,107	1,095

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested RSUs and PSUs during the period), net of treasury shares.
In computing diluted loss per share for the year ended December 31, 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
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
Basic and diluted loss per share was $2.12 for the year ended December 31, 2022, compared to basic and diluted earnings per share of $0.38 for the year ended December 31, 2021 and basic and dilute
d
loss per share of $3.64 for the year ended December 31, 20
20
, respectively.
NOTE 19—Segments:
Teva operates its business and reports its financial results in three segments:

(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
See note 7.
a.    Segment information:

	Year ended December 31,
	2022
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$7,452	$4,525	$1,903
Gross profit	3,926	2,700	1,033
R&D expenses	532	213	72
S&M expenses	941	748	405
G&A expenses	474	246	119
Other income	(15)	(3)	(43)

Segment profit	$1,993	$1,496	$479

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31,
	2021
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$7,809	$4,886	$2,032
Gross profit	4,226	2,823	1,118
R&D expenses	618	244	68
S&M expenses	988	846	417
G&A expenses	427	244	109
Other income	(31)	(5)	(5)

Segment profit	$2,224	$1,494	$529

	Year ended December 31,
	2020
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$8,447	$4,757	$2,154
Gross profit	4,489	2,666	1,096
R&D expenses	622	247	70
S&M expenses	1,013	830	427
G&A expenses	443	261	136
Other income	(10)	(3)	(11)

Segment profit	$2,421	$1,331	$474

	Year ended
	December 31,
	2022	2021	2020
	(U.S. $ in millions)
North America profit	$1,993	$2,224	$2,421
Europe profit	1,496	1,494	1,331
International Markets profit	479	529	474

Total reportable segments profit	3,968	4,246	4,225
Profit of other activities	172	154	163

Total segments profit	4,140	4,401	4,388
Amounts not allocated to segments:
Amortization	732	802	1,020
Other assets impairments, restructuring and other items	414	341	479
Goodwill impairment	2,045	—	4,628
Intangible asset impairments	355	424	1,502
Legal settlements and loss contingencies	2,082	717	60
Other unallocated amounts	610	402	271
Consolidated operating income (loss)	(2,099)	1,716	(3,572)

Financial expenses, net	966	1,058	834

Consolidated income (loss) before income taxes	$(3,065)	$658	$(4,406)

16
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

b.	Segment revenues by major products and activities:
The following tables present revenues by major products and activities for each segment for the year ended December 31, 2022, 2021 and 2020:
North America segment:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Generic products	$3,549	$3,769	$4,010
AJOVY	218	176	134
AUSTEDO	963	802	637
BENDEKA and TREANDA	316	385	415
COPAXONE	387	577	884
Anda	1,471	1,323	1,462
Other	549	777	905

Total	$7,452	$7,809	$8,447

Europe segment:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Generic products	$3,466	$3,569	$3,513
AJOVY	124	87	31
COPAXONE	268	391	400
Respiratory products	273	356	353
Other	393	483	459

Total	$4,525	$4,886	$4,757

International Markets segment:

	Year ended December 31,
	2022	2021	2020
	(U.S. $ in millions)
Generic products	$1,586	$1,649	$1,792
AJOVY	35	50	18
COPAXONE	36	37	53
Other	246	295	291

Total	$1,903	$2,032	$2,154

Revenues are attributable to countries based on sales to third parties in such countries. Revenues within the United States constituted 47%, 46% and 48% of Teva’s consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Revenues within the Company’s country of domicile (Israel) constituted 2%, 2% and 2% of Teva’s consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

16
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

c.	Supplemental data—major customers:
The following table represents the percentage of consolidated third party net sales to Teva’s major customers during the years ended December 31, 2022, 2021 and
2020.

	Percentage of Third Party Net Sales
	2022	2021	2020
McKesson Corporation	10%	11%	12%
AmerisourceBergen Corporation	10%	11%	12%
Most of Teva’s revenues from these customers were in the North America segment.

d.	Property, plant and equipment—by geographical location were as follows:

	December 31,
	2022	2021
	(U.S. $ in millions)
Israel	$1,401	$1,543
Germany	1,143	1,045
United States	625	692
Croatia	445	481
Czech republic	318	324
Hungary	294	321
Ireland	268	269
Other	1,245	1,307

Total property, plant and equipment	$5,739	$5,982

NOTE 20—Fair value measurement:
Financial items carried at fair value as of December 31, 2022 and 2021 are classified in the tables below in one of the three categories described in note 1f:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,222	—	—	$1,222
Cash, deposits and other	1,579	—	—	1,579
Investment in securities:
Equity securities	9	—	—	9
Other	5	—	1	6
Restricted cash	33	—	—	33
Derivatives:
Asset derivatives : O ptions and forward contract s	—	29	—	29
Liabilities derivatives:				—
Options and forward contracts	—	(101)	—	(101)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(153)	(153)

Total	$2,848	$(73)	$(152)	$2,624

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

§	Represents an amount less than 0.5 million
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions..

	December 31, 2021
	Level 1	Level 2	Level 3		Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$220	—		—	$220
Cash, deposits and other	1,945	—		—	1,945
Investment in securities:
Equity securities	18	—		—	18
Other	6	—		1	7
Restricted cash	33	—		—	33
Derivatives:
Asset derivatives:
Options and forward contracts	—	30		—	30
Liability derivatives:
Options and forward contracts	—	(23)		—	(23)
Bifurcated embedded derivatives	—	—	§		—
Contingent consideration*	—	—		(176)	(176)

Total	$2,222	$7		$(175)	$2,054

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

Teva determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the cash flows projected from the success of unapproved product candidates; the probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; the time and resources needed to complete the development and approval of product candidates; the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor ranging from 90% to 100% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied ranged from 8.5% to 11%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 8.9%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.

16
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs.

	December 31, 2022	December 31, 2021
	(U.S. $ in millions)
Fair value at the beginning of the period	$(175)	$(258)
Redemption of debt securities	—	(9)
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(142)	15
Eagle transaction	(21)	(23)
Settlement of contingent consideration:
Actavis Generics transaction	109	100
Eagle transaction	88	—
Additional contingent consideration resulting from Novetide acquisition*	(11)	—

Fair value at the end of the period	$(152)	$(175)

§	Represents an amount less than 0.5 million.
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

	Estimated fair value*
	December 31,
	2022	2021
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$16,694	$21,477
Senior notes and convertible senior debentures included under short-term debt	2,075	1,426

Total	$18,769	$22,903

*	The fair value was estimated based on quoted market prices.

16
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 21—Long-term employee-related obligations:

a.	Long-term employee-related obligations consisted of the following:

	December 31,
	2022	2021
	(U.S. $ in millions)
Accrued severance obligations	$74	$83
Defined benefit plans	58	142

Total	$132	$225

As of December 31, 2022 and 2021, Teva had $79 million and $97 million, respectively, deposited in funds managed by financial institutions and earmarked by management to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other non-current
assets.
Most of the change resulted from actuarial updates, as well as from exiting from several defined benefit plans in several countries.
The Company expects to expense an approximate contribution of $111 million in 2023 to pension funds and insurance companies in connection with its severance and pension pay obligations.
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

16
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

North America
The Company’s North American subsidiaries mainly provide various defined contribution plans for the benefit of their employees. Under these plans, contributions are based on specified percentages of pay. Additionally, a multi-employer plan is maintained in accordance with various union agreements.
Latin America
The majority of the employees in Latin America are entitled to severance under local law. The severance payments are calculated based on service term and employee remuneration, and accruals are maintained to reflect these amounts. In some Latin American countries, it is Teva’s practice to offer retirement health benefits to qualifying employees. Based on the specific plan requirements, benefits accruals are maintained to reflect the estimated amounts or adjusted if future plans are modified.
The Company expects to pay the following future minimum benefits to its employees: $14 million in 2023; $12 million in 2024; $12 million in 2025; $13 million in 2026; $13 million in
2027;
and $76 million in the aggregate between 2028 to 2032. These amounts do not include amounts that may be paid to employees who cease working with the Company before their normal retirement age.

16
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2022
(U.S. $ in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2022	164	8	(2)	(8)	162

Year ended December 31, 2021	$200	$(8)	$—	$(28)	$164

Year ended December 31, 2020	$209	$(11)	$2	$—	$200

Allowance in respect of carryforward tax losses and deductions that may not be utilized:
Year ended December 31, 2022	$2,723	$443	$—	$(93)	$3,072

Year ended December 31, 2021	$2,547	$336	$—	$(160)	$2,723

Year ended December 31, 2020	$1,974	$670	$—	$(97)	$2,547

16
9

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

After evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of Teva’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2022, Teva’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2022 has been audited by Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Revolving Credit Agreement Amendment

On April 29, 2022, Teva and certain of its subsidiaries entered into a $1.8 billion senior unsecured sustainability-linked revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks, arranged by Bank of America Europe Designated Activity Company, as Documentation Agent and Sustainability Coordinator, Bank of America Europe DAC, BNP Paribas, Citibank, N.A., Goldman Sachs Bank USA, HSBC Bank Plc, Intesa San Paolo S.P.A, J.P. Morgan S.E., Mizuho Bank, LTD. and PNC Bank, National Association, as Bookrunners and Mandated Lead Arrangers, and Bank of America, N.A., as Administrative Agent and Bank of America Europe Designated Activity Company, as Sustainability Coordinator.

On February 6, 2023, Teva and certain of its subsidiaries entered into an Amendment to the Revolving Credit Agreement (the “Revolving Credit Agreement Amendment”) with Bank of America, N.A., as administrative agent, and the Required Lenders (as defined in the Revolving Credit Agreement). The terms of the Revolving Credit Agreement were amended to update the Company’s maximum leverage ratio under the Revolving Credit Agreement for certain periods. Under the terms of the Revolving Credit Agreement, as amended, the Company’s leverage ratio shall not exceed 4.25x in the fourth quarter of 2022 and in the first, second and third quarters of 2023, 4.00x in the fourth quarter of 2023 and in the first, second and third quarters of 2024, and 3.50x in the fourth quarter of 2024 and onwards.

The foregoing description of the Revolving Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Revolving Credit Agreement Amendment, which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to Teva’s 2023 Proxy Statement, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022, with respect to Teva’s directors, executive officers and corporate governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to Teva’s 2023 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2022, with respect to Teva’s executive compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to Teva’s 2023 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2022, with respect to the security ownership of certain beneficial owners and management and related stockholder matters of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to Teva’s 2023 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2022, with respect to certain relationships and related transactions, and director independence of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to Teva’s 2023 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2022, with respect to principal accountant fees and services provided to Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Annual Report on Form 10-K:

Exhibits

(b) The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to Registration Statement on Form F-1(Reg. No. 33-15736)) (1)

3.2	Amendment to Memorandum of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on December 14, 2018) (1)

3.3	Articles of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on June 23, 2022)

4.1	Second Amended and Restated Deposit Agreement, dated as of December 4, 2018, among Teva Pharmaceutical Industries Limited, Citibank, N.A., as depositary, and the holders from time to time of shares (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on December 4, 2018)

4.2	Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on January 31, 2006)

4.3	First Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 0.25% Convertible Senior Debentures due 2026 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on January 31, 2006)

4.4	Second Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 6.150% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on January 31, 2006)

4.5	Third Supplemental Senior Indenture, dated as of March 16, 2010, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, relating to Teva’s 0.25% Convertible Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on May 4, 2010)

4.6	Second Supplemental Senior Indenture, dated as of December 18, 2012, by and among Teva Pharmaceutical Finance IV, B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.950% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on December 18, 2012)

4.7	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on November 10, 2011)

4.8	Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on March 31, 2015)

4.9	Supplemental Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.250% Senior Notes due 2023 and the form of 1.875% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on March 31, 2015)

4.10	Second Supplemental Senior Indenture, dated as of July 25, 2016, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.125% Senior Notes due 2024 and the form of 1.625% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on July 25, 2016)

4.11	Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on July 21, 2016)

4.12	First Supplemental Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.200% Senior Notes due 2021, the form of 2.800% Senior Notes due 2023, the form of 3.150% Senior Notes due 2026 and the form of 4.100% Senior Notes due 2046 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on July 21, 2016)

4.13	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 0.500 per cent Notes due 2022 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on July 28, 2016)

4.14	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 1.000 per cent Notes due 2025 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on July 28, 2016)

4.15	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2022 Notes) (incorporated by reference to Exhibit 4.5 to Form 6-K filed with the SEC on July 28, 2016)

4.16	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2025 Notes) (incorporated by reference to Exhibit 4.6 to Form 6-K filed with the SEC on July 28, 2016)

4.17	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.18	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 6.000% Senior Notes due 2024 and the form of 6.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.19	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.20	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.21	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 6.000% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 25, 2019)

4.22	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on November 25, 2019)

4.23	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of 3.750% Sustainability-Linked Senior Notes due 2027 and the form of 4.375% Sustainability-Linked Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 10, 2021)

4.24	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 4.750% Sustainability-Linked Senior Notes due 2027 and the form of 5.125% Sustainability-Linked Senior Notes due 2029 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on November 10, 2021)

4.25	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.33 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

4.26	Other long-term debt instruments: The registrant hereby undertakes to provide the Securities and Exchange Commission with copies upon request.

10.1	Senior Unsecured Revolving Credit Agreement, dated as of April 8, 2019, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Finance Netherlands II B.V., Bank of America, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 10, 2019)

10.2	Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of April 29, 2022, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V. and Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Bank of America, N.A., as administrative agent, Bank of America Europe Designated Activity Company, as sustainability coordinator and documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 8-K filed with the SEC on May 3, 2022)

10.3	Amendment to Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of February 6, 2023, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V. and Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Bank of America, N.A. and the certain other lenders party thereto *

10.4	Employment Agreement, dated September 7, 2017, between Teva Pharmaceutical Industries Limited and Kåre Schultz (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.5	Amendment No. 1 to Employment Agreement, dated as of June 9, 2020, between Teva Pharmaceutical Industries Limited and Kåre Schultz (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 9, 2020)

10.6	Employment Agreement, dated November 21, 2022, between Teva Pharmaceutical Industries Limited and Richard D. Francis *

10.7	Letter Agreement, dated November 21, 2022, between Teva Pharmaceutical Industries Limited and Kåre Schultz *

10.8	Employment Agreement, dated as of March 12, 2020, between Teva Pharmaceutical Industries Limited and Eric Drapé (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the SEC on February 10, 2021)

10.9	Employment Agreement, dated as of November 6, 2019, between Teva Pharmaceutical Industries Limited and Eli Kalif (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.10	Amendment to Employment Agreement between Teva Pharmaceutical Industries Limited and Eli Kalif, dated as of February 6, 2020 (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.11	Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement filed with the SEC on June 8, 2017)

10.12	Teva Pharmaceuticals USA, Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.13	Teva Pharmaceuticals USA, Inc. Defined Contribution Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.14	Form of Indemnification and Release Agreement (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.15	Form of Director Award Agreement (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.16	Kåre Schultz Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to November 3, 2017 grant (incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.17	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2017 grants made to Mark Sabag, Eric Drapé and Kåre Schultz (incorporated by reference to Exhibit 10.60 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.18	Teva Pharmaceutical Industries Limited 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit Appendix A to our Definitive Proxy Statement filed with the SEC on April 22, 2020)

10.19	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2018 grants made to Kåre Schultz, Mark Sabag, Eric Drapé and Sven Dethlefs (incorporated by reference to Exhibit 10.63 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.20	Form Bonus Letter Agreement (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.21	Form Award Agreement under Teva’s 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.22	Form Award Agreement under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan applicable to selected 2017 grants made to Sven Dethlefs (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.23	Form Award Agreement (RSUs and PSUs) under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.24	Teva Pharmaceutical Industries Limited Israeli Subplan of Teva’s 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.25	Employment Agreement, dated as of December 22, 2013, between Teva Pharmaceutical Industries Limited and Mark Sabag (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.26	Letter Agreement, dated as of June 2017, between Teva Pharmaceutical Industries Limited and Mark Sabag (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.27	Employment Agreement, dated as of June 5, 2018, between Teva Pharmaceuticals USA, Inc. and Sven Dethlefs (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.28	Amendment to Employment Agreement between Teva Pharmaceuticals USA, Inc. and Sven Dethlefs, dated as of July 18, 2018 (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.29	Appointment Letter, dated as of July 27, 2021, of Mark Sabag (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.30	Appointment Letter, dated as of July 27, 2021, of Sven Dethlefs (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.31	Letter Agreement, dated as of December 27, 2022, between Teva Pharmaceutical Industries and Eric Drape *

18	Kesselman & Kesselman Preferability Letter dated August 5, 2020 (incorporated by reference to Exhibit 18 to Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020)

21	Subsidiaries of the Registrant *

23	Consent of Kesselman & Kesselman, independent registered public accountants *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	English translation or summary from Hebrew original, which is the official version.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

By:	/s/ Richard D. Francis
Name:	Richard D. Francis
Title:	President and Chief Executive Officer
Dated:	February 10, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each of the undersigned directors and/or officers of Teva Pharmaceutical Industries Limited, a corporation organized under the laws of Israel, hereby constitutes and appoints Richard D. Francis, Eli Kalif, David M. Stark and Amir Weiss, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign, execute and deliver with the U.S. Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ Dr. Sol J. Barer Dr. Sol J. Barer	Chairman of the Board of Directors	February 10, 2023

By:	/s/ Richard D. Francis Richard D. Francis	President and Chief Executive Officer and Director	February 10, 2023

By:	/s/ Eli Kalif Eli Kalif	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 10, 2023

By:	/s/ Amir Weiss Amir Weiss	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 10, 2023

By:	/s/ Rosemary A. Crane Rosemary A. Crane	Director	February 10, 2023

By:	/s/ Amir Elstein Amir Elstein	Director	February 10, 2023

	Name	Title	Date

By:	/s/ Jean-Michel Halfon Jean-Michel Halfon	Director	February 10, 2023

By:	/s/ Gerald M. Lieberman Gerald M. Lieberman	Director	February 10, 2023

By:	/s/ Roberto A. Mignone Roberto A. Mignone	Director	February 10, 2023

By:	/s/ Dr. Perry D. Nisen Dr. Perry D. Nisen	Director	February 10, 2023

By:	/s/ Nechemia (Chemi) J. Peres Nechemia (Chemi) J. Peres	Director	February 10, 2023

By:	/s/ Prof. Ronit Satchi-Fainaro Prof. Ronit Satchi-Fainaro	Director	February 10, 2023

By:	/s/ Janet S. Vergis Janet S. Vergis	Director	February 10, 2023

By:	/s/ Dr. Tal Zaks Dr. Tal Zaks	Director	February 10, 2023