Form 10-Q
period 2023-03-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2023-05-10
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM

10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

12b-2

of the Act).    Yes  ☐    No  ☒
As of March 31, 2023, the registrant had 1,120,405,816 ordinary shares outstanding.

For an accessible version of this Quarterly Report on Form 10-Q, please visit www.tevapharm.com

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

and other factors discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, including in the sections captioned “Risk Factors.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,143	$2,801
Accounts receivables, net of allowance for credit losses of $88 million and $91 million as of March 31, 2023 and December 31, 2022	3,435	3,696
Inventories	4,118	3,833
Prepaid expenses	1,253	1,162
Other current assets	542	549
Assets held for sale	10	10

Total current assets	11,501	12,051
Deferred income taxes	1,572	1,453
Other non-current assets	450	441
Property, plant and equipment, net	5,751	5,739
Operating lease right-of-use assets	420	419
Identifiable intangible assets, net	5,964	6,270
Goodwill	17,799	17,633

Total assets	$43,456	$44,006

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,023	$2,109
Sales reserves and allowances	3,309	3,750
Accounts payables	2,381	1,887
Employee-related obligations	432	566
Accrued expenses	2,267	2,151
Other current liabilities	1,000	1,005

Total current liabilities	10,411	11,469
Long-term liabilities:
Deferred income taxes	550	548
Other taxes and long-term liabilities	3,869	3,847
Senior notes and loans	19,668	19,103
Operating lease liabilities	345	349

Total long-term liabilities	24,433	23,846

Commitments and contingencies , see note 10
Total liabilities	34,844	35,315

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; March 31, 2023 and December 31, 2022: authorized 2,495 million shares; issued 1,226 million shares and 1,217 million shares, respectively	57	57
Additional paid-in capital	27,719	27,688
Accumulated deficit	(13,086)	(12,882)
Accumulated other comprehensive loss	(2,701)	(2,838)
Treasury shares as of March 31, 2023 and December 31, 2022: 106 million ordinary shares	(4,128)	(4,128)

	7,860	7,897

Non-controlling interests	751	794

Total equity	8,612	8,691

Total liabilities and equity	$43,456	$44,006

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net revenues	$3,661	$3,661
Cost of sales	2,079	1,921

Gross profit	1,582	1,740
Research and development expenses	234	225
Selling and marketing expenses	546	584
General and administrative expenses	296	296
Intangible assets impairments	178	149
Other assets impairments, restructuring and other items	96	128
Legal settlements and loss contingencies	233	1,124
Other income	(2)	(52)

Operating income (loss)	2	(713)
Financial expenses, net	260	258

Income (loss) before income taxes	(258)	(971)
Income taxes (benefit)	(19)	2
Share in (profits) losses of associated companies, net	§	(21)

Net income (loss)	(238)	(952)
Net income (loss) attributable to non-controlling interests	(33)	3

Net income (loss) attributable to Teva	(205)	(955)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.18)	$(0.86)

Diluted	$(0.18)	$(0.86)

Weighted average number of shares (in millions):
Basic	1,115	1,107

Diluted	1,115	1,107

§	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net income (loss)	$(238)	$(952)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	120	(64)
Unrealized gain (loss) from derivative financial instruments, net	8	7
Unrealized loss on defined benefit plans	(1)	—

Total other comprehensive income (loss)	127	(57)

Total comprehensive income (loss)	(111)	(1,009)
Comprehensive income (loss) attributable to non-controlling interests	(42)	(50)

Comprehensive income (loss) attributable to Teva	$(69)	$(959)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity

	(U.S. dollars in millions)
Balance at December 31, 2022	1,217	57	27,688	(12,882)	(2,838)	(4,128)	7,897	794	8,691
Net Income (loss)				(205)			(205)	(33)	(238)
Other comprehensive income (loss)					136		136	(9)	127
Issuance of Shares	9	*	*				*		*
Stock-based compensation expense			32				32		32

Balance at March 31, 2023	1,226	$57	$27,719	$(13,086)	$(2,701)	$(4,128)	$7,860	$751	$8,612

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity

	(U.S. dollars in millions)
Balance at December 31, 2021	1,209	57	27,561	(10,529)	(2,683)	(4,128)	10,278	966	11,244
Net Income (loss)				(955)			(955)	3	(952)
Other comprehensive income (loss)					(4)		(4)	(53)	(57)
Issuance of shares	7	*	1				1		1
Stock-based compensation expense			24				24		24

Balance at March 31, 2022	1,216	$57	$27,587	$(11,484)	$(2,687)	$(4,128)	$9,344	$916	$10,260

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Operating activities:
Net income (loss)	$(238)	$(952)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	304	323
Impairment of long-lived assets and assets held for sale	189	165
Net change in operating assets and liabilities	(364)	559
Deferred income taxes – net and uncertain tax positions	(106)	(175)
Stock-based compensation	32	24
Other items	34	30
Net loss (gain) from investments and from sale of long lived assets	4	(23)

Net cash provided by (used in) operating activities	(145)	(49)

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	323	305
Purchases of property, plant and equipment	(139)	(157)
Proceeds from sale of business and long lived assets	2	25
Acquisition of businesses, net of cash acquired	—	(7)
Purchases of investments and other assets	(4)	(4)
Other investing activities	(1)	(1)

Net cash provided by (used in) investing activities	181	161

Financing activities:
Repayment of senior notes and loans and other long term liabilities	(3,152)	—
Proceeds from senior notes, net of issuance costs	2,451	—
Other financing activities	(5)	2

Net cash provided by (used in) financing activities	(706)	2

Translation adjustment on cash and cash equivalents	12	(62)

Net change in cash, cash equivalents and restricted cash	(658)	52
Balance of cash, cash equivalents and restricted cash at beginning of period	2,834	2,198

Balance of cash, cash equivalents and restricted cash at end of period	$2,176	$2,250

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	2,143	2,175
Restricted cash included in other current assets	33	75

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,176	2,250

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$334	$299
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
for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”). The year-end
balance sheet data was derived from the audited consolidated financial statements as of December 31, 2022, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included.
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
sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. During the three months ended March 31, 2023, the impact of this conflict on Teva’s results of
operation and financial condition was immaterial.
Teva’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.
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
In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The Company adopted the new accounting standard effective January 1, 2023 and the guidance is applied prospectively to all business combinations with an acquisition date occurring on or after January 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements, not yet adopted
None.

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
and a related compound
(TEV-56287).
TEV-56286
was initially developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A phase 1b clinical trial for
TEV-56286
was completed and the results are being assessed. In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag that was recorded as an R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $30 million, as well as future commercial milestones and royalties.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including proposed biosimilars to Humira
®
and Stelara
®
. Under the terms of the agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. Teva made an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021, which were recorded as R&D expenses. Teva also made a milestone payment in January 2023, which was recorded as an R&D expense in the fourth quarter of 2022. Additional development and commercial milestone payments of up to approximately $400 million, as well as royalty payments, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. Pursuant to a settlement agreement entered into in March 2022, regarding certain IP and trade secrets claims filed by Abbvie against Alvotech in relation to Alvotech’s proposed biosimilar to Humira
®
(adalimumab), Alvotech and Teva may sell the proposed biosimilar to Humira
®
in the United States beginning on July 1, 2023, provided that U.S. regulatory approval is obtained by that date. Alvotech announced they received complete response letters (“CRL”) from the FDA with respect to Alvotech’s proposed biosimilar to Humira
®
in September 2022, December 2022 and April 2023. The CRL from April 2023 stated that the application could not be approved at this time based on deficiencies associated with Alvotech’s manufacturing facility. The details following the most recent FDA’s inspection and CRL are being further assessed to determine next steps.
In January 2023, the FDA accepted for review the Biologics License Application (“BLA”) for Alvotech’s proposed biosimilar to Stelara
®
.

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
Takeda
In December 2016, Teva entered into a license agreement with a subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), for the research, development, manufacture and commercialization of ATTENUKINE
TM
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
MedinCell
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable (“LAI”) products. Teva leads the clinical development and regulatory process and is responsible for commercialization of these products. The lead product is
risperidone LAI (formerly known as
TV-46000).
On April 28, 2023, the FDA approved UZEDY
TM
(risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults. UZEDY is expected to be available in the U.S. in the coming weeks. MedinCell may be eligible for future sales-based milestones of up to $105 million in respect of UZEDY. Teva will also pay MedinCell royalties on net sales.
The second selected product candidate is olanzapine LAI
(TEV-44749)
for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to phase 3, and as a result a $3 million milestone payment was paid to MedinCell which was recognized as R&D expenses. MedinCell may become eligible for further milestones and royalties on sales of olanzapine LAI
(TEV-44749).
Assets Held for Sale:
General
Assets held for sale as of March 31, 2023 and December 31, 2022 included certain manufacturing assets that were sold in the second quarter of 2023. The table below summarizes all of Teva’s assets included as held for sale as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(U.S. $ in millions)
Inventories	2	2
Property, plant and equipment, net and others	18	18
Adjustments of assets held for sale to fair value	(10)	(10)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$10	$10

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended March 31, 2023
	North America	Europe	International Markets	Other activities	Total

	(U.S. $ in millions)
Sale of goods	1,319	1,176	464	131	3,090
Licensing arrangements	23	14	5	1	43
Distribution	424	§	10	—	434
Other	§	(6)	13	87	95

	$1,766	1,184	492	219	3,661

§	Represents an amount less than $0.5 million.

	Three months ended March 31, 2022
	North America	Europe	International Markets	Other activities	Total

	(U.S. $ in millions)
Sale of goods	1,377	1,134	445	180	3,136
Licensing arrangements	21	12	4	1	38
Distribution	342	§	16	—	358
Other	(2)	9	27	95	129

	$1,737	$1,156	$492	$275	$3,661

§	Represents an amount less than $0.5 million.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

SR&A to U.S. customers comprised approximately 68% of the Company’s total SR&A as of March 31, 2023, with the
remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the three months ended March 31, 2023 and 2022 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total

	(U.S. $ in millions)
Balance at January 1, 2023	$67	$1,575	$663	$991	$455	$66	$3,750	$3,817
Provisions related to sales made in current year period	80	1,003	142	1,855	73	25	3,098	3,178
Provisions related to sales made in prior periods	—	(7)	(36)	(9)	6	(1)	(47)	(47)
Credits and payments	(84)	(1,127)	(289)	(1,973)	(95)	(21)	(3,505)	(3,589)
Translation differences	—	8	2	2	1	§	13	13

Balance at March 31, 2023	$63	$1,452	$482	$866	$440	$69	$3,309	$3,372

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total

	(U.S. $ in millions)
Balance at January 1, 2022	$68	$1,655	$854	$1,085	$535	$112	$4,241	$4,309
Provisions related to sales made in current year period	82	928	198	1,814	58	90	3,088	3,170
Provisions related to sales made in prior periods	—	(90)	26	(8)	(14)	(1)	(87)	(87)
Credits and payments	(88)	(1,037)	(270)	(1,940)	(110)	(73)	(3,430)	(3,518)
Translation differences	—	(3)	(1)	—	—	(1)	(5)	(5)

Balance at March 31, 2022	$62	$1,453	$807	$951	$469	$127	$3,807	$3,869

§	Represents an amount less than $0.5 million.
Pledged accounts receivables
Accounts receivables, net of allowance for credit losses, include $434 million and $436 million as of March 31, 2023 and December 31, 2022, respectively, which are pledged to PNC Bank, National Association in connection with the U.S. securitization program entered into in November 2022. For further information on our securitization facilities, see note 10f to the consolidated financial statements for the year ended December 31, 2022, included in Teva’s Annual Report on Form 10-K.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
	2023	2022

	(U.S. $ in millions)
Finished products	$2,110	$1,987
Raw and packaging materials	1,205	1,059
Products in process	620	555
Materials in transit and payments on account	183	232

	$4,118	$3,833

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022	2023	2022

	(U.S. $ in millions)
Product rights	$18,094	$18,067	$12,934	$12,630	$5,160	$5,437
Trade names	583	577	241	231	342	346
In process research and development	462	487	—	—	462	487

Total	$19,139	$19,131	$13,175	$12,861	$5,964	$6,270

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 9 years.
Amortization of intangible assets was $165 million and $200 million in the three months ended March 31, 2023 and 2022, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended March 31, 2023 and 2022 were $178 million and $149 million, respectively.
Impairments in the first quarter of 2023 consisted of:

(a)
Identifiable product rights of $159 million due to: (i) $112 million in Japan, mainly related to regulatory pricing reductions; and (ii) $47 million related to updated market assumptions regarding price and volume of products; and

(b)
IPR&D assets of $19 million, related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Impairments in the first quarter of 2022 consisted primarily of identifiable product rights of $129 million related to updated market assumptions regarding price and volume of products acquired from Actavis Generics.
The fair value measurement of the impaired intangible assets in the first quarter of 2023 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value
h
ierarchy. The discount rate applied ranged from 8.5% to 10%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.
NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended March 31, 2023 were as follows:

	North America	Europe	International Markets	Other		Total
				Teva’s API	Medis

	(U.S. $ in millions)
Balance as of December 31, 2022 (1)	$6,450	$8,302	$1,339	$1,293	$249	$17,633
Changes during the period:
Translation differences	1	82	61	12	10	166

Balance as of March 31, 2023 (1)	$6,451	$8,384	$1,400	$1,305	$259	$17,799

(1)	Accumulated goodwill impairment as of March 31, 2023 and December 31, 2022 was approximately $27.6 billion.
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
Teva determines the fair value of its reporting units using the income approach. The income approach is a forward-looking approach for estimating fair value. Within the income approach, the method used is the discounted cash flow method. Teva begins with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital (“WACC”), adjusted for the relevant risk associated with country-specific and business-specific characteristics. If any of these expectations were to vary materially from Teva’s assumptions, Teva may record an impairment of goodwill allocated to these reporting units in the future.
First Quarter Deve
lo
pments
During the first quarter of 2023, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of March 31, 2023. Management concluded that no triggering event had occurred and, therefore, no quantitative assessment was performed.
Following the goodwill impairment charges recorded in the fourth quarter of 2022 in relation to Teva’s International Markets and Teva’s API reporting units, the carrying values of those reporting units equaled their fair value as of December 31, 2022. Additionally, as part of the quantitative analysis Teva conducted as part of its annual goodwill impairment test in the second quarter of 2022, it concluded that the estimated fair value of Teva’s Europe reporting unit exceeded its estimated carrying amount by 9%. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to Teva’s International Markets, Teva’s Europe or Teva’s API reporting units in the future.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – Debt obligations:

a.	Short-term debt:

			March 31,	December 31,
	Interest rate as of March 31, 2023	Maturity	2023	2022

			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities			1,000	2,086

Total short-term debt			$1,023	$2,109

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of March 31, 2023 and December 31, 2022. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt.

b.	Long-term debt:

	Interest rate as of March 31, 2023	Maturity	March 31, 2023	December 31, 2022

			(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	683	670
Sustainability-linked senior notes EUR 1,500 million (6)(*)	4.38%	2030	1,635	1,606
Senior notes EUR 1,300 million (9)	1.25%	2023	—	633
Sustainability-linked senior notes EUR 1,100 million (7)(*)	3.75%	2027	1,199	1,177
Senior notes EUR 1,000 million (5)	6.00%	2025	449	1,070
Senior notes EUR 900 million (5)	4.50%	2025	541	963
Sustainability-linked senior notes EUR 800 million (1)(*)	7.38%	2029	872	—
Senior notes EUR 750 million	1.63%	2028	814	800
Senior notes EUR 700 million	1.88%	2027	762	748
Sustainability-linked senior notes EUR 500 million (2)(*)	7.88%	2031	545	—
Senior notes USD 3,500 million (5)	3.15%	2026	3,374	3,496
Senior notes USD 3,000 million (5)	2.80%	2023	1,000	1,453
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million (5)	6.00%	2024	957	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million (5)	7.13%	2025	427	1,000
Sustainability-linked senior notes USD 1,000 million (7)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (6)(*)	5.13%	2029	1,000	1,000
Senior notes USD 789 million	6.15%	2036	783	783
Sustainability-linked senior notes USD 600 million (3)(*)	7.88%	2029	600	—
Sustainability-linked senior notes USD 500 million (4)(*)	8.13%	2031	500	—
Senior notes CHF 350 million	1.00%	2025	384	382

Total senior notes			20,761	21,266
Other long-term debt			1	1
Less current maturities			(1,000)	(2,086)
Less debt issuance costs (8)			(94)	(78)

Total senior notes and loans			$19,668	$19,103

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

(1)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of 800 million euro bearing 7.38% annual interest and due September 2029. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100%-0.300%
per annum, from and including September 15, 2026.

(2)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of 500 million euro bearing 7.88% annual interest and due September 2031. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100%-0.300%
per annum, from and including September 15, 2026.

(3)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of $600 million bearing 7.88% annual interest and due September 2029. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100%-0.300%
per annum, from and including September 15, 2026.

(4)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of $500 million bearing 8.13% annual interest and due September 2031. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100%-0.300%
per annum, from and including September 15, 2026.

(5)
In March 2023, Teva consummated a cash tender offer and extinguished $631 million aggregate principal amount of its 1,000 million euro 6% senior notes due in 2025; $432 million aggregate principal amount of its 900 million euro 4.5% senior notes due in 2025; $574 million aggregate principal amount of its $1,000 million 7.13% senior notes due in 2025; $454 million aggregate principal amount of its $3,000 million 2.8% senior notes due in 2023; $293 million aggregate principal amount of its $1,250 million 6% senior notes due in 2024 and $122 million aggregate principal amount of its $3,500 million 3.15% senior notes due in 2026.

(6)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(7)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(8)
Debt issuance costs as of March 31, 2023 include $26 million in connection with the issuance of the sustainability-linked senior notes in March 2023, partially offset by $6 million acceleration of issuance costs related to the cash tender offer.

(9)	In March 2023, Teva repaid $646 million of its 1.25% senior notes at maturity.
(*)	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8c.
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
Teva’s debt as of March 31, 2023 was effectively denominated in the following currencies: 62% in U.S. dollars, 36% in euro and 2% in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, which was amended in February 2023 (“RCF”).
The RCF has a maturity date of April 2026, with two
one-year
extension options. The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum leverage ratio, which becomes more restrictive over time. In addition, the RCF is linked to two sustainability performance targets: (i) the Company’s S&P ESG Score and (ii) number of new regulatory submissions in low and middle-income countries. The RCF margin may increase or decrease depending on the Company’s sustainability performance.
On February 6, 2023, the terms of the RCF were amended to update the Company’s maximum leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed 4.25x in the first, second and third quarters of 2023, 4.00x in the fourth quarter of 2023, 4.00x in the first, second and third quarters of 2024, and 3.50x in the fourth quarter of 2024 and onwards.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2023 and as of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
Under specified circumstances, including
non-compliance
with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, the Company will not be able to borrow under the RCF. Additionally, violations of the covenants, under the above-mentioned circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes and sustainability-linked senior notes is outstanding, could lead to an event of default under the Company’s senior notes and sustainability-linked senior notes due to cross-acceleration provisions.
Teva expects that it will continue to have sufficient cash resources to support its debt service payments and all other financial obligations within one year from the date that the financial statements are issued.
NOTE 8 – Derivative instruments and hedging activities:

a.	Foreign exchange risk management:
In the first
quarter
of 2023, approximately 50% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
The Company enters into forward exchange contracts and purchases and writes options in order to hedge the currency exposure on balance sheet items, revenues and expenses. In addition, the Company takes measures to reduce its exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the subsidiaries within Teva. The currency hedged items are usually denominated in the following main currencies: euro, Swiss franc, Japanese yen, British pound, Russian ruble, Canadian dollar, Polish zloty, new Israeli shekel, Indian rupee and other currencies. Depending on market conditions, foreign currency risk is also managed through the use of foreign currency debt.
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
Upon the issuance of its sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and reduction of absolute greenhouse gas emissions, which were bifurcated and are accounted for separately as derivative financial instruments. As of March 31, 2023, the fair value of these derivative instruments is negligible.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

d.	Derivative instruments outstanding:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	March 31,	December 31,
	2023	2022

	(U.S. $ in millions)
Cross-currency swap - cash flow hedge (1)	$169	$—

The following table summarizes the classification and fair values of
derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$45	$29
Other non-current assets:
Cross-currency swap-cash flow hedge (1)	§	—	—	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(63)	(101)

§	Represents an amount less than $0.5 million.
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$260	$258	$127	$(57)
Cross-currency swaps - cash flow hedge (1)	1	—	(2)	—

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$260	$258	$(3,661)	$(3,661)
Option and forward contracts (2)	(13)	(5)	—	—
Option and forward contracts economic hedge (3)	—	—	6	(19)

(1)
On March 31, 2023, Teva entered into a cross currency interest rate swap agreement, designated as cash flow hedge for accounting purposes with respect to an intercompany loan due October 2026, denominated in Japanese yen.

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, Japanese yen, British pound, Russian ruble, Canadian dollar, Polish zloty and several other currencies to protect its projected operating results for 2023. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In the first quarter of 2023, the negative impact from these derivatives recognized under revenues was $6 million. In the first quarter of 2022, the positive impact from these derivatives recognized under revenues was $19 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

e.	Amortizations due to terminated derivative instruments:
Forward-starting interest rate swaps and treasury lock agreements
In 2015, Teva entered into forward-starting interest rate swaps and treasury lock agreements to protect the Company from interest rate fluctuations in connection with a future debt issuance the Company was planning. These forward-starting interest rate swaps and treasury lock agreements were terminated in July 2016 upon the debt issuance. Termination of these transactions resulted in a loss position of $493 million, which was recorded as other comprehensive income (loss) and is amortized under financial expenses, net over the life of the debt.
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $11 million and $7 million were recognized under financial expenses, net, for each of the three months ended March 31, 2023 and 2022, respectively.
NOTE 9 – Legal settlements and loss contingencies:
In the first quarter of 2023, Teva recorded expenses of $233 million in legal settlements and loss contingencies, compared to $1,124 million in the first quarter of 2022. Expenses in the first quarter of 2023 were mainly related to estimated provision
s
recorded in connection with the DOJ patient assistance program litigation and the reverse-payment antitrust litigation over certain HIV medicines, as well as an update to the estimated settlement provision related to the remaining opioid cases (mainly related to the effect that the passage of time had on the net present value of the discounted payments). Expenses in the first quarter of 2022 were mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases. See note 10.
As of March 31, 2023 and December 31, 2022, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,299 million and $4,186 million, respectively.
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
Intellectual Property Litigation
From time to time, Teva seeks to develop generic and biosimilar versions of patent-protected pharmaceuticals and biopharmaceuticals for sale prior to patent expiration in various markets. In the United States, to obtain approval for most generics prior to the expiration of the originator’s patents, Teva must challenge the patents under the procedures set forth in the Hatch-Waxman Act of 1984, as amended. For many biosimilar products that are covered by patents, Teva participates in the “patent dance” procedures of the Biologics Price Competition and Innovation Act (“BPCIA”), which allow for the challenge to originator patents prior to obtaining biosimilar product approval. To the extent that Teva seeks to utilize such patent challenge procedures, Teva is and expects to be involved in patent litigation regarding the validity, enforceability or infringement of the originator’s patents. Teva may also be involved in patent litigation involving the extent to which its product or manufacturing process techniques may infringe other originator or third-party patents.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva and eight other generic producers began selling their carvedilol tablets (the generic version of GSK’s Coreg®) in September 2007. A jury trial was held and the jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $
235.5

million, not including pre- or post-judgment interest or a multiplier for willfulness. Thereafter, the court overturned the jury verdict, finding no induced infringement by Teva and that Teva did not owe any damages. On August 5, 2021, the Court of Appeals for the Federal Circuit issued a two-to-one decision reinstating the $
235.5

million verdict and finding Teva liable for patent infringement. On February 11, 2022, the Court of Appeals for the Federal Circuit denied rehearing. Teva appealed this decision to the U.S. Supreme Court on July 11, 2022. In response to Teva’s certiorari
petition, on October 3, 2022, the U.S. Supreme Court issued an order seeking the views of the U.S. Solicitor General as to whether to review this case. On March 29, 2023, the U.S. Solicitor General filed a brief recommending that the U.S. Supreme Court grant Teva’s request and reverse the judgment of the Court of Appeals for the Federal Circuit. In addition to the pending U.S. Supreme Court proceedings, the case has been remanded to the district court for further proceedings on Teva’s other legal and equitable defenses that have not yet been considered by the district court. In the first quarter of 2021, Teva recognized a provision based on its offer to settle such matter.
Product Liability Litigation
Teva’s business inherently exposes it to potential product liability claims. Teva maintains a program of insurance, which may include commercial insurance, self-insurance (including direct risk retention), or a combination of both types of insurance, in amounts and on terms that it believes are reasonable and prudent in light of its business and related risks. However, Teva sells, and will continue to sell, pharmaceuticals that are not covered by its product liability insurance; in addition, it may be subject to claims for which insurance coverage is denied as well as claims that exceed its policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, Teva may not be able to obtain the type and amount of insurance it desires, or any insurance on reasonable terms, in certain or all of its markets.
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan are allegedly found in the active pharmaceutical ingredient (“API”) supplied to Teva by multiple API manufacturers, including by Zhejiang Huahai Pharmaceuticals Co. Ltd. (“Huahai”). Since July 2018, Teva has been actively engaged with global regulatory authorities in reviewing its sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, Teva has initiated additional voluntary recalls. In December 2019, Teva reached a settlement with Huahai resolving Teva’s claims related to certain sartan API supplied by Huahai. Under the settlement agreement, Huahai agreed to compensate Teva for some of its direct losses and provide it with prospective cost reductions for API. The settlement does not release Huahai from liability for any losses Teva may incur as a result of third party personal injury or product liability claims relating to the sartan API at issue, as discussed below.
In addition, multiple lawsuits have been filed in connection with this matter. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts against Teva and numerous other manufacturers. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. Teva is not named in complaints with respect to irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring class claims. The judge in the valsartan MDL ordered that the first trial, likely commencing in late 2023 or early 2024, will involve third-party payor economic loss claims via a class representative on behalf of several subclasses of payors against Teva and two other defendants. On February 8, 2023, the district court in the valsartan MDL entered an order that certified a series of subclasses on plaintiffs’ economic loss claims and granted in part and denied in part the certification of a medical monitoring class. Defendants sought permission for appellate review of that decision, which was denied. In the ranitidine MDL, the generic manufacturers’ motions to dismiss have been granted, although certain plaintiffs have appeals pending. In addition, on December 6, 2022, the court in the ranitidine MDL granted the brand defendants’ motions to exclude all of plaintiffs’ general causation experts and granted summary judgment to the brand defendants on that ground. Teva, as well as other

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

generic manufacturers, is also named in several state court actions asserting allegations similar to those in the ranitidine MDL and the valsartan and losartan MDL. State court valsartan and losartan actions are pending in New Jersey and Delaware and are currently stayed. State court ranitidine cases naming Teva are pending in coordinated proceedings in California, Illinois, Pennsylvania and New York, with motions to dismiss pending in Illinois, Pennsylvania and New York on preemption and other grounds. In addition to the valsartan and ranitidine MDLs and coordinated state court proceedings, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. Defendants’ motion to dismiss the plaintiffs’ amended metformin complaint from June 2021 was granted without prejudice with respect to the consumer economic loss plaintiffs, and granted in part and denied in part with respect to the end payor plaintiffs. Plaintiffs were granted leave to file a second amended complaint. Defendants’ motion to dismiss that complaint was granted in part and denied in part. Similar lawsuits are pending in Canada and Germany.
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
In December 2011, three groups of plaintiffs filed claims against Wyeth and Teva for alleged violations of the antitrust laws in connection with their November 2005 settlement of patent litigation involving extended release venlafaxine (generic Effexor XR
®
). The cases were filed by a purported class of direct purchasers, by a purported class of indirect purchasers and by certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. In March 2020, the district court temporarily stayed discovery and referred the case to mediation, and discovery remains stayed. Annual sales of Effexor XR
®
were approximately $2.6 billion at the time of settlement and at the time Teva launched its generic version of Effexor XR
®
in July 2010.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In February 2012, two purported classes of direct-purchaser plaintiffs filed claims against GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal
®
) entered into in February 2005. The plaintiffs claimed that the settlement agreement unlawfully delayed generic entry and sought unspecified damages. On April 9, 2021, the district court, which had previously granted an initial motion for class certification by the direct purchaser plaintiffs but was reversed on that ruling by the Third Circuit in April 2020, denied the direct purchaser plaintiffs’ renewed motion for class certification. Plaintiffs filed a further renewed motion for class certification on May 20, 2022, which was denied on February 1, 2023. On February 2, 2023, February 7, 2023, and February 27, 2023, a number of direct purchasers, who would otherwise have been members of the proposed class had it been certified, filed suit as individual plaintiffs in Pennsylvania’s federal court. Annual sales of Lamictal
®
were approximately $950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan® (extended release niacin) filed claims against Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005 to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. The court denied the indirect purchasers’ motion for class certification with prejudice, and on April 24, 2023, the denial was affirmed by the Court of Appeals for the Third Circuit. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, alleging violations of state law and seeking restitution and civil penalties. Annual sales of Niaspan® were approximately
$416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
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
Putative classes of direct-purchaser and end-payer plaintiffs have filed antitrust lawsuits (which have since been coordinated in federal court in Delaware) against Amgen and Teva alleging that the January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar®), violated the antitrust laws. In March 2023, Teva moved for re-argument of its motion to certify the district court’s rulings denying Teva’s motion to dismiss in part for review by the U.S. Court of Appeals for the Third Circuit, and is awaiting the court’s decision. Annual sales of Sensipar® in the United States were approximately $
1.4
 billion at the time Teva launched its generic version of Sensipar® in December 2018, and at the time of the January 2, 2019 settlement.
In August 2019, certain direct-purchaser plaintiffs filed claims in federal court in Philadelphia naming Teva and its affiliates as defendants alleging that certain patent litigation settlement agreements relating to AndroGel
®
1
% (testosterone gel) violate the antitrust laws, specifically the September 2006 patent litigation settlement between Watson Pharmaceuticals, Inc. (“Watson”), from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”), and a December 2011 settlement between Teva and AbbVie. Those claims remain pending. Annual sales of AndroGel
®
1
% were approximately $350 million at the time of the earlier Watson/Solvay settlement and approximately $140 million at the time Actavis launched its generic version of AndroGel
®
1
% in November 2015. A provision for these matters and related litigations in Georgia that have since been settled was included in the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Between September 1, 2020 and December 20, 2020, separate plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on January 24, 2022, the court dismissed plaintiffs’ amended complaints without prejudice. Plaintiffs subsequently filed second amended complaints, and on February 21, 2023, the court granted defendants’ motion to dismiss and dismissed all claims with prejudice. Plaintiffs have filed notices of their intent to appeal. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
In February 2021, the State of New Mexico filed a lawsuit against Teva and certain other defendants related to various medicines used to treat HIV. Between September and December 2021, several private plaintiffs including retailers and health insurance providers filed similar claims in federal court in the Northern District of California and in the District of Minnesota. As they relate to Teva, the lawsuits challenge settlement agreements Teva entered into with Gilead in 2013 and/or 2014 to resolve patent litigation relating to Teva’s generic versions of Viread
®

and/or Truvada
®

and Atripla
®
. Plaintiffs allege that the settlement agreements contain improper reverse payments that delayed the availability of generic products, in violation of the federal antitrust laws and state law. On February 16, 2022, Teva moved to dismiss the claims by certain private plaintiffs but that motion was denied. However, Teva has successfully moved to limit the potential damages period as to certain private plaintiffs. Plaintiffs in the Northern District of California cases have abandoned any claim for damages relating to the Viread
®

settlement. On January 5, 2023, the court denied the parties’ motions for summary judgment. Trial is currently scheduled to commence in late May 2023. In the first quarter of 2023, Teva recognized a provision based on its offer to settle this matter.
In October 2022, the New Mexico Supreme Court granted Teva’s petition for a writ of certiorari
and scheduled oral argument for late May 2023 for Teva’s motion to dismiss the complaint brought by the State of New Mexico, which motion was previously denied by the trial court. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
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
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK and Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an anti-competitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK and Auden Mckenzie appealed the CMA’s decision. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements. The hearing for the appeal concluded in the first quarter of 2023, and a decision remains pending.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In August 2021, a plaintiff filed a putative class action suit in the United States District Court for the Eastern District of Pennsylvania against Takeda and several generic manufacturers, including Watson and Teva, alleging violations of the antitrust laws in connection with their settlement of patent litigation involving colchicine tablets (generic Colcrys
®
), entered into in January 2016. Plaintiff claims that the settlement was part of a conspiracy among Takeda and the generic manufacturers to unlawfully restrict output of colchicine by delaying generic entry. On November 23, 2022, the court denied plaintiffs’ motion for class certification without prejudice and on March 1, 2023, the Court denied plaintiff’s renewed motion for class certification. On April 10, 2023, plaintiff filed a motion for leave to amend its complaint to add 18 previously absent class members as plaintiffs. Defendants’ motion for summary judgment, and plaintiffs’ motion for partial summary judgment remain pending. Trial is currently scheduled to commence in September 2023. Annual sales of Colcrys
®
in the United States were approximately $187 million at the time of the settlement.
In November 2022, two complaints, one brought by Walgreen Co. and Kroger Specialty Pharmacy, Inc. and another by Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund and Jacksonville Police Officers and Fire Fighters Health Insurance Trust (collectively the “Walgreen and EPP complaints”), were filed in the United States District Court for the District of New Jersey against Teva and its marketing partner, Natco Pharma Limited (“Natco”), alleging violations of the antitrust laws in connection with their December 2015 settlement of patent litigation with Celgene Corporation (which was subsequently acquired by Bristol-Myers Squibb Company (“BMS”)) involving the drug Revlimid
®
(lenalidomide). The Walgreen and EPP complaints also name Celgene and BMS as defendants. On January 24, 2023, the Walgreen and EPP complaints were consolidated for pre-trial
purposes only with an earlier-filed, already consolidated Insurer
Opt-Out
Action filed against BMS and Celgene,
In Re Revlimid
 & Thalomid Purchaser Antitrust Litigation
, Case No.
2:19-cv-7532-ES-MAH.
On February 16, 2023, the Walgreen and EPP plaintiffs filed amended complaints adding additional plaintiffs. On March 21, 2023, Teva and Natco moved to dismiss the complaints against them, and briefing remains ongoing. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen® (epinephrine injection) and Nuvigil® (armodafinil) filed a complaint in the United States District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for Nuvigil® and sold the brand product, for which generic entry occurred in 2016. Teva filed an ANDA to sell generic EpiPen®, which Teva launched in 2018, following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated the federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”), and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On March 8, 2023, Teva filed a motion to dismiss the complaint, which is pending. Annual sales of Nuvigil® in the United States were approximately $
300 million at the time Teva entered into the first settlement with an ANDA filer in 2012; annual sales of EpiPen
®
in the United States were approximately $600 million at the time Teva entered into its settlement agreement for that product in 2012.
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
Glenmark, which sets a May 2024 trial date. While the Company is unable to estimate a range of loss at this time, a conviction on these criminal charges could have a material adverse impact on the Company’s business, including monetary penalties and debarment from federally funded health care programs.

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
In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 amended complaint, referenced above, along with certain complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. On February 9, 2021, Teva’s motion to reconsider that ruling was granted, and on May 7, 2021, the Court chose the attorneys’ general third complaint filed on June 10, 2020 and subsequently amended to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. On December 9, 2021, the Court entered an order setting the schedule for the proceedings in the bellwether cases, which the Court later amended on October 13, 2022. This amended schedule does not include trial dates, but provides for the parties to complete briefing on motions for summary judgment in the third quarter of 2024. On June 7, 2022, the Court dismissed the attorneys’ general claims for monetary relief under federal law, concluding that the federal statute under which the attorneys general brought suit authorizes injunctive relief only. However, the attorneys general have pending claims for monetary relief under state law. On February 27, 2023, the Court largely denied defendants’ motions to dismiss the federal claims asserted by the attorneys general in their bellwether complaint. Another motion to dismiss, directed at that same complaint, and related to the state law claims asserted by the attorneys general, remains pending.
Teva has settled with the states of Mississippi (in June 2021), Louisiana (in March 2022), Georgia (in September 2022), Arkansas (in October 2022) and Florida (in February 2023). Teva paid each state an amount proportional to its share of the national population (approximately $1,000,000 for each 1% share of the national population), and the states have dismissed their claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA, pursuant to these settlements. On March 30, 2022, the State of Alabama voluntarily dismissed all of its claims in the litigation, including its claims against Actavis and Teva USA, without prejudice. The territories of American Samoa and Guam have also voluntarily dismissed all of their claims in the litigation, including their claims against Actavis and Teva USA; American Samoa’s dismissal was without prejudice in July 2020, and Guam’s dismissal was with prejudice in February 2023. The most recent settlement with Florida follows the pattern reached in earlier settlements. Specifically, as mentioned above, Teva agreed to pay each state an amount proportional to its share of the national population. This, in addition to the status of ongoing negotiations with several other U.S. state attorneys general to settle on comparable terms, caused management to consider settlement of the claims filed by the remaining attorneys general to be probable, and management recorded an estimated provision in the third quarter of 2022, in accordance with Accounting Standards Codification 450 “Accounting for Contingencies.”

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Beginning on March 2, 2016, and continuing through December 2020, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, pending as of that date, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, May 6, 2020 and October 8, 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaints have been filed in the actions and each of the three cases have been placed in deferred status. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The action is in its early stages.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Subsequently, in August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging violations of the federal Anti-Kickback Statute, and asserting causes of action under the federal False Claims Act and state law (the “DOJ PAP Complaint”). It is alleged that Teva caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients. An adverse judgment may involve damages, civil penalties and injunctive remedies. On September 10, 2021, the Court granted Teva’s motion to dismiss the unjust enrichment claim and denied the remainder of the motion. On October 15, 2021, Teva filed an answer to the DOJ PAP Complaint. Trial for this matter is currently scheduled for September 2023. On April 24, 2023, both parties filed summary judgment motions, which are currently pending. In the first quarter of 2023, Teva recognized a provision based on its offer to settle this matter. Additionally, on January 8, 2021, Humana, Inc. filed an action against Teva in the United States District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. On April 2, 2021, Teva filed a motion to dismiss Humana’s claims on the grounds that the claims are time-barred and/or insufficiently pled, and that motion remains pending. On April 11, 2023, the court granted Teva’s motion to stay the case pending the court’s decision on Teva’s motion to dismiss and/or Humana’s motion to amend the complaint. On November 17, 2022, United Healthcare also filed an action against Teva in the United States District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint. On March 10, 2023, Teva moved to dismiss United Healthcare’s claims on the grounds that it is time-barred and lacks standing and sufficient particularity to assert RICO claims, and that motion remains pending.
In April 2021, a city and county in Washington filed claims against Teva in the United States District Court for the Western District of Washington for alleged violations of the Racketeer Influenced and Corrupt Organizations Act, Washington’s Consumer Protection Act, and unjust enrichment concerning Teva’s sale of COPAXONE. Plaintiffs purport to represent a nationwide class of health plans and a subclass of Washington-based health plans that purchased and/or reimbursed health plan members for COPAXONE. Plaintiffs allege that Teva engaged in several fraudulent schemes that resulted in plaintiffs and the putative class members purchasing and/or reimbursing plan members for additional prescriptions of COPAXONE and/or at inflated COPAXONE prices. Plaintiffs seek treble damages for the excess reimbursements and inflated costs, as well as injunctive relief. On September 28, 2021, plaintiffs filed an amended complaint. On November 17, 2021, Teva moved to dismiss the suit, on the grounds that plaintiffs’ claims are barred by the applicable statutes of limitations and the direct purchaser rule, suffer from jurisdictional defects, and fail to plausibly allege fraud or other elements of their claims. On March 9, 2023, the court held a hearing on the motion to dismiss, and a decision remains pending.
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, FWK Holdings, LLC, KPH Healthcare Servs., Inc. d/b/a Kinney Drugs, Inc., Meijer Inc., Meijer Distribution, Inc., Labor-Management Healthcare Fund, the Mayor and City Council of Baltimore, and the New York State Teamsters Council Health and Hospital Fund filed claims against Teva in the District Court for the District of New Jersey on behalf of themselves and other similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, Blue Cross Blue Shield of Vermont and the Vermont Health Plan sued Teva in the

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

District Court for the District of Vermont on behalf of themselves and other similarly situated indirect purchasers of COPAXONE. The complaints assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the RICO Act. Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva has moved to dismiss the complaints filed by Mylan and the class plaintiffs in the District of New Jersey on the grounds, among others, that none of its challenged conduct, violates the law. Those motions are fully briefed and a decision remains pending. On November 21, 2022, the Vermont court denied Teva’s motion to transfer the complaint filed in Vermont. On December 21, 2022, Teva moved to dismiss the Vermont complaint on grounds similar to those asserted in its motions to dismiss the complaints in New Jersey. Those motions are fully briefed, and a decision remains pending.
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
, Index No. 400000/2017) commenced against Teva and other defendants, focused on the marketing and distribution of opioids. The case was bifurcated between liability and damages. On December 30, 2021, the jury returned a liability verdict in favor of plaintiffs (the County of Suffolk, the County of Nassau and the State of New York) on the plaintiffs’ public nuisance claim. On November 3, 2022, Teva reached an agreement with the Attorney General of New York that settled the state’s and its subdivisions’ opioid-related claims, the details of which are included in the table below.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On July 21, 2021, it was announced that four other defendants (not including Teva) reached nationwide settlements, subject to certain conditions, which include payment of up to approximately $26 billion spread over up to 18 years. In July 2022, Teva, the working group of States’ Attorneys General (the “Working Group”), the Multi-District Litigation Plaintiffs’ Executive Committee (“PEC”), and counsel for Native American tribes (“Tribes”) reached an agreement in principle on the financial terms of nationwide settlements similar in structure to the nationwide settlements of other defendants. During the third quarter of 2022, Teva and Allergan resolved their dispute with respect to Teva’s indemnification obligations. In November 2022, Teva, Allergan, the Working Group and PEC, and representatives for the Tribes, finalized the terms of their respective proposed opioids nationwide settlement agreements. Under the financial terms of the proposed nationwide settlement agreement with the states and subdivisions, Teva will pay up to $4.25 billion (including the already settled cases), spread over 13 years. This total includes the supply of up to $1.2 billion of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 10 years or cash at 20% of the wholesale acquisition cost ($240 million) in lieu of product. In January of 2023,
 Teva confirmed participation from all states except Nevada, and decided to move forward with the participation process of the subdivisions, and that process is ongoing. In February 2023, Teva and the Tribes finalized their opioids settlement with participation from 100% of the Tribes, the details of which are included in the table below.
Teva’s proposed nationwide settlement agreement with the states and subdivisions is contingent upon sufficient participation by the subdivisions in Teva’s and Allergan’s respective nationwide opioids settlement agreements. Currently, more than

99
% of the litigating subdivisions have chosen to participate in Teva’s nationwide settlement, which represents
98
%
of the population of the participating states. Teva has until June 8, 2023 to determine whether or not to move forward with its proposed nationwide settlement. If these nationwide settlement agreements are not finalized or if Nevada or subdivisions choose not to participate, additional trials are expected to proceed. Trials in two opioids cases currently are scheduled to commence in the second half of 2023; one brought by the Nevada Attorney General, currently scheduled to commence in August 2023, and the other brought by eight hospitals against Teva, other manufacturers, distributors, and pharmacies, currently scheduled to commence in July 2023.
In addition to its pending nationwide opioids settlement, Teva previously reached settlements with individual states and subdivisions to settle opioids claims brought by those jurisdictions. The material details of those individual settlements and Teva’s settlement with the Tribes appear in the table below, which includes the cash payment to be made by Teva and the wholesale acquisition cost (“WAC”) of product to be provided by Teva, in each case to such states and subdivisions and the Tribes. If the nationwide settlement reaches sufficient participation by the subdivisions, Teva will finalize opioid settlements with a total of 49 of the 50 states.

Date	Jurisdiction	Settlement Payment *	Payment Term	Settlement Product	Product WAC Value and Term
June 7, 2019	Oklahoma	$72.3 million (paid)	1 year	N/A	N/A
December 27, 2019	Cuyahoga County, OH	$12.4 million (paid)	2.5 years	buprenorphine naloxone (generic Suboxone ® )	$15.5 million (3 years)
December 27, 2019	Summit County, OH	$7.6 million (paid)	2.5 years	buprenorphine naloxone (generic Suboxone ® )	$9.5 million (3 years)
January 18, 2022	Louisiana	$15 million	18 years	buprenorphine naloxone (generic Suboxone ® )	$3 million (1 year)
February 4, 2022	Texas	$131.5 million	15 years	naloxone hydrochloride (generic Narcan®)	$75 million (10 years)
March 21, 2022	Rhode Island	$21 million	13 years	naloxone hydrochloride (generic Narcan ® ) and buprenorphine naloxone (generic Suboxone ® )	$78.5 million (10 years)
March 30, 2022	Florida	$177.1 million	15 years	naloxone hydrochloride (generic Narcan®)	$84 million (10 years)
July 12, 2022	San Francisco	$19.5 million	13 years	naloxone hydrochloride (generic Narcan®)	$20 million (10 years)
September 19, 2022	West Virginia	$75.4 million	15 years	naloxone hydrochloride (generic Narcan®)	$27 million (10 years)
November 3, 2022	New York	$313.3 million **	18 years	N/A	N/A
February 24, 2023	Tribes	$108.3 million	13 years	naloxone hydrochloride (generic Narcan®)	$25 million (10 years)

*	Amounts exclude attorneys’ fees and costs, except New York.
**	Not including cash payment and attorneys’ fees allocated under the nationwide settlement.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In light of the agreement on the proposed nationwide settlement between Teva and the States’ Attorneys General and their subdivisions, Teva’s indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements with Louisiana, Texas, Rhode Island, Florida, San Francisco, West Virginia, New York, and the Tribes, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has recorded a provision for the potential settlement. The provision is a reasonable estimate of the ultimate costs in the likely event that the nationwide settlement is finalized under its current proposed terms and conditions, after discounting payments to states to their net present value. However, if the nationwide settlement is not finalized for the entirety of the remaining cases, a reasonable upper end of a range of loss cannot be determined. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
In September 2019, Teva received subpoenas from the New York State Department of Financial Services (“NYDFS”) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. This was followed by a Statement of Charges and Notice of Hearing filed by the NYDFS. This matter has been resolved by Teva’s November 3, 2022 settlement with the Attorney General of New York that settled the state’s and its subdivisions’ opioid-related claims.
In addition, Teva, certain of its subsidiaries and other defendants, are defending claims and putative class action lawsuits in Canada related to the manufacture, sale, marketing and distribution of opioid medications. The lawsuits include a claim by the Province of British Columbia on behalf of itself and a putative class of other federal and provincial governments, and claims of municipalities, First Nations, and persons who used opioids on behalf of themselves and putative classes. These cases are in early stages with the preliminary motions brought by the Province of British Columbia expected to be heard in late 2023.
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits subsequently were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019, asserting that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. From July 2017 to June 2019, other putative securities class actions were filed in other federal courts based on similar allegations and claims, and were transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors on behalf of plaintiffs in various forums across the country, but many of those plaintiffs
“opted-out”
of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. The vast majority of the total settlement amount was covered by the Company’s insurance carriers, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. On May 24, 2021, Teva moved to dismiss a majority of the
“opt-out”
complaints on various other grounds, and on May 1, 2023, the Court granted in part and denied in part Teva’s motions. Teva has settled several
“opt-out”
claims, but a number of
opt-out
cases remain outstanding. In addition, Teva reached a settlement agreement of Israeli shareholder motions to certify class action on similar allegations to those raised in the Ontario Teachers Securities Litigation. The settlement agreement is awaiting court approval.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Other Matters
On February 1, 2018, former shareholders of Ception Therapeutics, Inc., a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege that Cephalon breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR
®
(reslizumab) for the treatment of eosinophilic esophagitis (“EE”). The plaintiffs claim damages of at least $200 million, an amount they allege is equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). On December 28, 2018, following defendants’ motion to dismiss the complaint, the court granted the motion in part and dismissed all of plaintiffs’ claims, except for their claim against Cephalon for breach of contract. In November 2021, plaintiffs moved to amend their complaint to, among other things, reassert claims against the Company and Teva USA. However, on July 12, 2022, plaintiffs filed a new amended complaint that includes claims against Teva USA but not the Company, in exchange for Teva USA’s agreement to guarantee any judgment entered against Cephalon in the litigation. A bench trial for this matter was held in September 2022, and a ruling is expected in 2023, following closing arguments.
On March 15, 2022, The Scripps Research Institute (“Scripps”) filed claims against Teva’s subsidiary, Teva Pharmaceuticals International GmbH (“TPIG”) in the United States District Court for the Southern District of California for alleged breach of a sublicense agreement between Scripps and Ivax Corporation (“Ivax”) dated November 2000 (“Sublicense Agreement”). After Teva’s acquisition of Ivax, TPIG became the successor-in-interest to Ivax under the Sublicense Agreement, pursuant to which Scripps licensed to Ivax certain rights to the drug cladribine. Scripps alleges that TPIG breached the Sublicense Agreement by failing to pay royalties on sales of cladribine in certain countries, and is seeking breach of contract damages for royalties allegedly due but not paid, as well as a declaratory judgment related to royalties due in the future. On November 17, 2022, the Court dismissed Scripps’ claim for breach of the implied covenant of good faith and fair dealing but denied TPIG’s motion to dismiss Scripps’ breach of contract and declaratory judgment claims. TPIG answered the first amended complaint on December 16, 2022, and discovery is ongoing.
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
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents began on October 18, 2022, and on November 9, 2022, the jury issued a verdict in Teva’s favor, finding the three method of treatment patents valid and infringed by Lilly and awarding Teva $176.5 million in damages. On January 28, 2023, Lilly filed a motion requesting that the District Court overturn the jury’s verdict. Once the motion is decided, the losing party may appeal the decision to the Court of Appeals for the Federal Circuit. On June 8, 2021, Teva filed another lawsuit in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes two patents related to the treatment of refractory migraine. Lilly’s IPR petitions challenging the patentability of these two patents as well as a third patent also related to the treatment of refractory migraine were instituted by the PTAB. The litigation in the District of Massachusetts was stayed during the pendency of these IPR proceedings. Teva intends to continue to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents.
Motions to approve derivative actions seeking monetary damages against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness, as well as motions for document disclosure prior to initiating derivative actions. Motions were filed with respect to several U.S. and EU settlement agreements, opioids, allegations related to the DOJ’s complaint regarding COPAXONE patient assistance program in the U.S., and with respect to the COPAXONE European Commission’s inspection.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 – Income taxes:
In the first quarter of 2023, Teva recognized a tax benefit of $19 million, on pre-tax
loss of $258 million. In the first quarter of 2022, Teva recognized a tax expense of $2 million, on pre-tax
loss of $971 million. Teva’s tax rate for the first quarter of 2023 was mainly affected by legal settlements, impairments, amortization and interest expense disallowances.
The statutory Israeli corporate tax rate is 23%
 in 2023. Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, interest expense disallowances, tax benefits in Israel and other countries, as well as infrequent or non-recurring items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. A trial for this case is currently scheduled to begin in July 2023. A final and binding decision against Teva in this case may lead to a charge of $
128 million.
The Israeli tax authorities (“ITA”) issued tax assessment decrees for 2008-2011, 2012 and 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2011, 2012 and 2013-2016 decrees before the Central District Court in Israel. On April 17, 2023, the ITA issued a tax assessment for 2017-2020, challenging the Company’s positions on several issues. The Company intends to challenge the tax assessment for 2017-2020, as well.
In October 2021, the Central District Court in Israel held in favor of the ITA with respect to 2008-2011 decrees. The case with respect to 2012-2016 remains pending with similar legal and other claims. Teva appealed this decision to the Israeli Supreme Court and expects the appeal hearing to begin in the second half of 2023. The tax liability resulting from the October 2021 Central District Court decision, with respect to the decrees for 2008-2011 and with regard to the similar legal claims in the related following years, was approximately $350 million, of which a portion has been and will continue to be paid during 2022 and 2023.
The Company believes it has adequately provided for all of its uncertain tax positions, including those items currently under dispute, however, adverse results could be material.
NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended March 31,
	2023	2022

	(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$10	$16
Contingent consideration	20	33
Restructuring	56	57
Other	9	21

Total	$96	$128

(1)	Including impairments related to exit and disposal activities.
Impairments
Impairments of tangible assets for the three months ended March 31, 2023 and 2022 were $10 million and $16 million, respectively.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities.
Contingent consideration
In the three months ended March 31, 2023, Teva recorded an expense of $20 million for contingent consideration, compared to an expense of $33 million in the three months ended March 31, 2022. The expense in the first three months of 2023 was mainly related to a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales and a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
). The expense in the first three months of 2022 was mainly related to a change in the estimated future royalty payments in connection with lenalidomide (generic equivalent of Revlimid
®
).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Restructuring
In the three months ended March 31, 2023, Teva recorded $56 million of restructuring expenses, compared to $57 million in the three months ended March 31, 2022. The expenses for the three months ended March 31, 2023 and March 31, 2022 were primarily related to network consolidation activities.
The following tables provide the components of restructuring costs:

	Three months ended March 31,
	2023	2022

	(U.S. $ in millions)
Restructuring
Employee termination	$23	$52
Other	33	5

Total	$56	$57

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total

	(U.S. $ in millions)
Balance as of January 1, 2023	$(112)	$(7)	$(119)
Provision	(23)	(33)	(56)
Utilization and other*	25	27	52

Balance as of March 31, 2023	$(110)	$(13)	$(123)

	Employee termination costs	Other	Total

	(U.S. $ in millions)
Balance as of January 1, 2022	$(131)	$(7)	$(138)
Provision	(52)	(5)	(57)
Utilization and other*	59	6	65

Balance as of March 31, 2022	$(124)	$(6)	$(130)

*	Includes adjustments for foreign currency translation.
NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, including fully vested restricted share units (“RSUs”) and performance share units (“PSUs”) during the period, net of treasury shares.
In computing diluted loss per share for the three months ended March 31, 2023 and 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended March 31, 2023 and 2022 were 1,115 million and 1,107 million shares, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Basic and diluted loss per share was $0.18 for the three months ended March 31, 2023, compared to basic and diluted loss per share of $0.86 for the three months ended March 31, 2022.
NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total

	(U.S. $ in millions)
Balance as of December 31, 2022, net of taxes	$(2,514)	$(295)	$(28)	$(2,838)

Other comprehensive income (loss) before reclassifications	122	—	—	122
Amounts reclassified to the statements of income	—	8	(1)	7

Net other comprehensive income (loss) before tax	122	8	(1)	129

Corresponding income tax	7	—	—	7

Net other comprehensive income (loss) after tax*	129	8	(1)	136

Balance as of March 31, 2023, net of taxes	$(2,385)	$(287)	$(29)	$(2,701)

*	Amounts do not include a $9 million loss from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total

	(U.S. $ in millions)
Balance as of December 31, 2021, net of taxes	$(2,274)	$(324)	$(85)	$(2,683)

Other comprehensive income (loss) before reclassifications	(4)		—	(4)
Amounts reclassified to the statements of income	—	7	—	7

Net other comprehensive income (loss) before tax	(4)	7	—	3

Corresponding income tax	(7)	—	—	(7)

Net other comprehensive income (loss) after tax*	(11)	7	—	(4)

Balance as of March 31, 2022, net of taxes	$(2,285)	$(317)	$(85)	$(2,687)

*	Amounts do not include a $53 million loss from foreign currency translation adjustments attributable to non-controlling interests.
NOTE 15 – Segments:
Teva operates its business and reports its financial results in three segments:

(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries other than those in the North America and Europe segments.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Teva’s CEO may review its strategy and organizational structure from time to time. Currently, Teva’s newly appointed CEO is reviewing its strategy and organizational structure. Any changes in strategy may lead to a reevaluation of the Company’s segments and goodwill allocation to reporting units, as well as fair value attributable to its reporting units. See note 3 and note 6.
a. Segment information:

	Three months ended March 31,
	2023
	North America	Europe	International Markets

	(U.S. $ in millions)
Revenues	$1,766	$1,184	$492
Gross profit	812	655	262
R&D expenses	156	53	20
S&M expenses	223	187	98
G&A expenses	102	70	31
Other income	(1)	§	(1)

Segment profit	$332	$345	$114

§	Represents an amount less than $0.5 million.

	Three months ended March 31,
	2022
	North America	Europe	International Markets

	(U.S. $ in millions)
Revenues	$1,737	$1,156	$492
Gross profit	890	694	286
R&D expenses	143	58	20
S&M expenses	245	196	97
G&A expenses	112	59	29
Other income	(11)	§	(40)

Segment profit	$402	$381	$179

§	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022

	(U.S. $ in millions)
North America profit	$332	$402
Europe profit	345	381
International Markets profit	114	179

Total reportable segments profit	791	962
Profit (loss) of other activities	(6)	52

Total segments profit	785	1,013
Amounts not allocated to segments:
Amortization	165	200
Other assets impairments, restructuring and other items	96	128
Intangible assets impairments	178	149
Legal settlements and loss contingencies	233	1,124
Other unallocated amounts	112	127

Consolidated operating income (loss)	2	(713)

Financial expenses, net	260	258

Consolidated income (loss) before income taxes	$(258)	$(971)

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three months ended March 31, 2023 and 2022:

North America	Three months ended March 31,
	2023	2022

	(U.S. $ in millions)
Generic products	$824	$899
AJOVY	49	36
AUSTEDO	170	154
BENDEKA ® and TREANDA ®	63	82
COPAXONE	76	86
Anda	424	342
Other	160	139

Total	$1,766	$1,737

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Europe	Three months ended March 31,
	2023	2022

	(U.S. $ in millions)
Generic products	$932	$876
AJOVY	36	30
COPAXONE	59	72
Respiratory products	68	71
Other	89	107

Total	$1,184	$1,156

International markets	Three months ended March 31,
	2023	2022

	(U.S. $ in millions)
Generic products	$400	$388
AJOVY	10	6
COPAXONE	12	10
Other	70	88

Total	$492	$492

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are classified in the tables below in one of the three categories of fair value levels:

	March 31, 2023
	Level 1	Level 2		Level 3		Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$702		$—		$—	$702
Cash, deposits and other	1,441		—		—	1,441
Investment in securities:
Equity securities	10		—		—	10
Other	6		—		1	7
Restricted cash	33		—		—	33
Derivatives:
Asset derivatives:
Options and forward contracts	—		45		—	45
Cross currency interest rate swaps	—	§			—
Liability derivatives:
Options and forward contracts	—		(63)		—	(63)
Bifurcated embedded derivatives	—		—	§		—
Contingent consideration*	—		—		(148)	(148)

Total	$2,192		$(18)		$(147)	$2,027

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,222	$—	$—	$1,222
Cash, deposits and other	1,579	—	—	1,579
Investment in securities:
Equity securities	9	—	—	9
Other	5	—	1	6
Restricted cash	33	—	—	33
Derivatives:
Asset derivatives—options and forward contracts	—	29	—	29
Liability derivatives:
Options and forward contracts	—	(101)	—	(101)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	$—	—	(153)	(153)

Total	2,848	$(73)	$(152)	$2,624

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
Teva determined the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of contingent consideration is based on several factors, such as cash flows projected from the success of unapproved product candidates; probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; time and resources required to complete the development and approval of product candidates; life of the potential commercialized products and associated risks with obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor of 100% was used in the fair value calculation to reflect inherent regulatory and commercial risks of the contingent payments and IPR&D. The discount rate applied ranged from 8.5% to 11%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 8.95%. Contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Three months ended March 31, 2023	Three months ended March 31, 2022

	(U.S. $ in millions)
Fair value at the beginning of the period	$(152)	(175)
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(9)	(31)
Eagle transaction	(11)	(2)
Novetide transaction	(1)	—
Settlement of contingent consideration:
Actavis Generics transaction	2	—
Eagle transaction	21	23
Novetide transaction	2
Additional contingent consideration resulting from Novetide acquisition*	—	(11)

Fair value at the end of the period	$(148)	$(196)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

§	Represents an amount less than $0.5 million.
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

	Estimated fair value*
	March 31,	December 31,
	2023	2022

	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$18,007	$16,694
Senior notes and convertible senior debentures included under short-term debt	1,013	2,075

Total	$19,020	$18,769

*	The fair value was estimated based on quoted market prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Macroeconomic Environment

In recent months, the global economy has been impacted by fluctuating foreign exchange rates. Approximately 50% of our revenues are denominated in currencies other than the U.S. dollar. The strengthening of the U.S. dollar versus other currencies in which we operate, negatively impacts our revenues, results of operations, profits and cash flows. We also manufacture largely outside of the United States, which may to varying degrees result in lower expenses. Additionally, high levels of inflation have recently resulted in significant economic volatility and monetary tightening by central banks. The global economy has also been impacted by the ongoing conflict between Russia and Ukraine, which has spurred rising energy costs and caused disruptions to the global and the Company’s internal supply chain. Supply chain disruptions and rising energy costs could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. See also discussion under “—International Markets segment” below.

We have implemented certain measures in response to such macroeconomic pressures and are continually considering various initiatives, including price adjustments where we are not restricted contractually or regulatorily, enhanced inventory management and alternative sourcing strategies for our raw material supply, to allow us to partially mitigate and offset the impact of these macroeconomic factors. However, although inflationary and other macroeconomic pressures may ease, the higher costs we have experienced during the recent periods have already impacted our operations and will likely continue to have an effect on our financial results.

Highlights

Significant highlights in the first quarter of 2023 included:

•

Revenues in the first quarter of 2023 were $3,661 million, flat compared to the first quarter of 2022. In local currency terms, revenues increased by 4%, mainly due to higher revenues from generic products in our Europe and International Markets segments, certain innovative products primarily AUSTEDO and AJOVY, as well as from Anda in our North America segment, partially offset by lower revenues from generic products in our North America segment, API sales to third parties and BENDEKA and TREANDA in our North America segment.

•

Our North America segment generated revenues of $1,766 million and segment profit of $332 million in the first quarter of 2023. Revenues increased by 2% compared to the first quarter of 2022. Segment profit decreased by 17% compared to the first quarter of 2022.

•

Our Europe segment generated revenues of $1,184 million and segment profit of $345 million in the first quarter of 2023. Revenues increased by 2% in U.S. dollars, or 9% in local currency terms, compared to the first quarter of 2022. Segment profit decreased by 9% compared to the first quarter of 2022.

•

Our International Markets segment generated revenues of $492 million and segment profit of $114 million in the first quarter of 2023. Revenues were flat in U.S. dollars compared to the first quarter of 2022. In local currency terms, revenues increased by 8% compared to the first quarter of 2022. Segment profit decreased by 36% compared to the first quarter of 2022.

•	Our revenues from other activities in the first quarter of 2023 were $219 million, a decrease of 20% in U.S. dollars, or 19% in local currency terms, compared to the first quarter of 2022.

•	Exchange rate movements during the first quarter of 2023, including hedging effects, negatively impacted revenues by $128 million compared to the first quarter of 2022.

•	Gross profit in the first quarter of 2023 was $1,582 million, a decrease of 9% compared to the first quarter of 2022.

•

Gross profit margin was 43.2% in the first quarter of 2023, compared to 47.5% in the first quarter of 2022. This decrease was mainly driven by rising costs due to inflationary and other macroeconomic pressures, and an unfavorable product mix.

•

Impairments of identifiable intangible assets were $178 million in the first quarter of 2023, compared to $149 million in the first quarter of 2022. See note 5 to our consolidated financial statements.

•

We recorded expenses of $96 million for other asset impairments, restructuring and other items in the first quarter of 2023, compared to expenses of $128 million in the first quarter of 2022. See note 12 to our consolidated financial statements.

•

Legal settlements and loss contingencies expenses were $233 million in the first quarter of 2023, compared to $1,124 million in the first quarter of 2022. See note 9 to our consolidated financial statements.

•	Operating income was $2 million in the first quarter of 2023, compared to an operating loss of $713 million in the first quarter of 2022.

•	Financial expenses were $260 million in the first quarter of 2023, compared to $258 million in the first quarter of 2022.

•

In the first quarter of 2023, we recognized a tax benefit of $19 million, on a pre-tax loss of $258 million. In the first quarter of 2022, we recognized a tax expense of $2 million, on a pre-tax loss of $971 million. See note 11 to our consolidated financial statements.

•

As of March 31, 2023, our debt was $20,691 million, compared to $21,212 million as of December 31, 2022. This decrease was mainly due to $646 million senior notes repaid at maturity, partially offset by $176 million of exchange rate fluctuations. Additionally, during the first quarter of 2023, we repurchased $2,506 million aggregate principal amount of notes upon consummation of a cash tender offer, and issued $2,445 million of sustainability-linked senior notes, net of issuance costs. See note 7 to our consolidated financial statements.

•

Cash flow used in operating activities during the first quarter of 2023 was $145 million, compared to $49 million in the first quarter of 2022. The higher cash flow used in the first quarter of 2023 resulted mainly from lower profit and changes in working capital items, including an increase in accounts receivables net of SR&A, partially offset by an increase in accounts payables.

•

During the first quarter of 2023, we generated free cash flow of $41 million, which we define as comprising: $145 million in cash flow used in operating activities, $323 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $2 million in proceeds from divestitures of businesses and other assets, partially offset by $139 million in cash used for capital investment. During the first quarter of 2022, we generated free cash flow of $117 million. The decrease in the first quarter of 2023 resulted mainly from higher cash flow used in operating activities.

Results of Operations

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,766	100%	$1,737	100%
Gross profit	812	46.0%	890	51.2%
R&D expenses	156	8.8%	143	8.2%
S&M expenses	223	12.6%	245	14.1%
G&A expenses	102	5.8%	112	6.4%
Other income	(1)	§	(11)	(0.7%)

Segment profit*	$332	18.8%	$402	23.1%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

North America Revenues

Our North America segment includes the United States and Canada. Revenues from our North America segment in the first quarter of 2023 were $1,766 million, an increase of $29 million, or 2%, compared to the first quarter of 2022. This increase was mainly due to higher revenues from certain innovative products, primarily AUSTEDO and AJOVY, as well as Anda, partially offset by lower revenues from generic products and BENDEKA and TREANDA.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Percentage Change
	2023	2022	2023-2022

	(U.S. $ in millions)
Generic products	$824	$899	(8%)
AJOVY	49	36	36%
AUSTEDO	170	154	10%
BENDEKA and TREANDA	63	82	(23%)
COPAXONE	76	86	(12%)
Anda	424	342	24%
Other*	160	139	15%

Total	$1,766	$1,737	2%

*	Other revenues in the first quarter of 2023 increased mainly due to a reduction in estimated liabilities in connection with ProAir® HFA following its discontinuation on October 1, 2022.

Generic products revenues in our North America segment (including biosimilars) in the first quarter of 2023 were $824 million, a decrease of 8% compared to the first quarter of 2022, mainly due to increased competition to parts of our portfolio.

Among the most significant generic products we sold in North America in the first quarter of 2023 were lenalidomide capsules (the generic version of Revlimid®), Truxima® (the biosimilar to Rituxan®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr.®), and albuterol sulfate inhalation aerosol (our ProAir authorized generic).

On March 9, 2023, Teva and Natco Pharma Ltd. announced the launch of additional strengths for lenalidomide capsules (the generic equivalent of Revlimid®) in the U.S., in 2.5 mg and 20 mg strengths.

In the first quarter of 2023, our total prescriptions were approximately 81 million (based on trailing twelve months), representing 8.3% of total U.S. generic prescriptions according to IQVIA data.

AJOVY revenues in our North America segment in the first quarter of 2023 increased by 36% to $49 million, compared to the first quarter of 2022, mainly due to growth in volume. In the first quarter of 2023, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 24.5% compared to 23.9% in the first quarter of 2022.

AJOVY is indicated for the preventive treatment of migraine in adults. AJOVY was launched in the U.S. in 2018, and was approved in Canada in April 2020. Our auto-injector device for AJOVY became commercially available in the U.S. in April 2020 and in Canada in April 2021. AJOVY is the only anti-CGRP subcutaneous product indicated for quarterly treatment.

AJOVY is protected worldwide by patents expiring in 2026 at the earliest; extensions have been granted in several countries, including the United States and Europe, until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States and 10 years from marketing approval in Europe. We filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the asserted claims of the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents began on October 18, 2022, and on November 9, 2022, the jury issued a verdict in Teva’s favor, finding the three method of treatment patents valid and infringed by Lilly and awarding Teva $176.5 million in damages. On January 28, 2023, Lilly filed a motion requesting that the District Court overturn the jury’s verdict. Once the motion is decided, the losing party may appeal the decision to the Court of Appeals for the Federal Circuit.

On June 8, 2021, we filed another lawsuit against Lilly in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes two patents related to the treatment of refractory migraine. Lilly’s IPR petitions challenging the patentability of these two patents as well as a third patent also related to the treatment of refractory migraine were instituted by the PTAB. The litigation in the District of Massachusetts was stayed during the pendency of these IPR proceedings. In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

AUSTEDO revenues in our North America segment in the first quarter of 2023 increased by 10%, to $170 million, compared to $154 million in the first quarter of 2022, mainly due to growth in volume.

AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia in adults.

AUSTEDO is protected in the United States by ten Orange Book patents expiring between 2031 and 2038 and in Europe by two patents expiring in 2029. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1, 2021, we filed claims against two generic ANDA filers, Aurobindo and Lupin, in the U.S. District Court for the District of New Jersey. In addition, Apotex filed a petition for IPR by the PTAB of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. On April 29, 2022 and June 8, 2022, we reached agreements with Lupin and Aurobindo, respectively, to sell their generic products beginning April 2033, or earlier under certain circumstances. There are no further patent litigations pending regarding AUSTEDO.

AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023. AUSTEDO XR is a new once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, additional to the currently marketed twice-daily AUSTEDO. AUSTEDO XR is protected by eight Orange Book patents expiring between 2031 and 2041.

On April 28, 2023, the FDA approved UZEDYTM (risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults. UZEDY is the first subcutaneous, long-acting formulation of risperidone that controls the steady release of risperidone. UZEDY is expected to be available in the U.S. in the coming weeks.

BENDEKA and TREANDA combined revenues in our North America segment in the first quarter of 2023 decreased by 23% to $63 million, compared to the first quarter of 2022, mainly due to generic bendamustine product entry into the market. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022.

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

Additionally, in July 2018, Teva and Eagle filed suit against Hospira, Inc. (“Hospira”) related to its 505(b)(2) NDA referencing BENDEKA in the U.S. District Court for the District of Delaware. On December 16, 2019, the district court dismissed the case against Hospira on all but one of the asserted patents, which expires in 2031. On April 18, 2022, Teva and Eagle settled this matter with Hospira. Teva had also filed suit against two other 505(b)(2) NDA filers, Doctor Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”). On December 10, 2022 and April 4, 2023, Teva and Eagle settled with Accord and DRL, respectively. Based on the settlement agreements, the three 505(b)(2) filers, Hospira, Accord and DRL can launch their products on November 17, 2027 or earlier under certain circumstances. On May 4, 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product.

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

COPAXONE revenues in our North America segment in the first quarter of 2023 decreased by 12% to $76 million, compared to the first quarter of 2022, mainly due to generic competition in the United States and a decrease in glatiramer acetate market share due to availability of alternative therapies.

The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus® and Kesimpta®.

Anda revenues from third-party products in our North America segment in the first quarter of 2023 increased by 24% to $424 million, compared to $342 million in the first quarter of 2022, mainly due to higher demand. Anda, our distribution business in the United States, distributes generic and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the secondary distribution market by maintaining a broad portfolio of products, competitive pricing and offering next day delivery throughout the United States.

Product Launches and Pipeline

In the first quarter of 2023, we launched the generic version of the following branded products in North America:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Teriflunomide Tablets	Aubagio® Tablets	March	$1,970
Lubiprostone Capsules	Amitiza® capsules	January	$204
Topiramate Extended-release Capsules	Trokendi XR® ER capsules	March	$188
Lenalidomide Capsules 2.5mg & 20mg	Revlimid® capsules	March	$185
Sorafenib Tablets, USP	Nexavar® tablets	January	$64
Theophylline Extended-Release Tablets	Theo-Dur	January	$22
Doxepin Hydrochloride Cream	Zonalon® Cream	February	$6

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

Our generic products pipeline in the United States includes, as of March 31, 2023, 160 product applications awaiting FDA approval, including 70 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended December 31, 2022 of approximately $112 billion, according to IQVIA. Approximately 76% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 70 of these products, or 97 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $75 billion in U.S. brand sales for the twelve months ended December 31, 2022, according to IQVIA.

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

In the first quarter of 2023, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Aspirin Delayed-Release and Omeprazole Tablets, 81 mg/40 mg and 325 mg and 40 mg**	Yosprala®	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Branded product discontinued on FDA website.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America Gross Profit

Gross profit from our North America segment in the first quarter of 2023 was $812 million, a decrease of 9%, compared to $890 million in the first quarter of 2022.

Gross profit margin for our North America segment in the first quarter of 2023 decreased to 46.0%, compared to 51.2% in the first quarter of 2022. This decrease was mainly due to higher cost of goods sold, mainly driven by rising costs due to inflationary and other macroeconomic pressures, as well as an increase in revenues with lower profitability from Anda.

North America R&D Expenses

R&D expenses relating to our North America segment in the first quarter of 2023 were $156 million, an increase of 9%, compared to $143 million in the first quarter of 2022.

For a description of our R&D expenses in the first quarter of 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America S&M Expenses

S&M expenses relating to our North America segment in the first quarter of 2023 were $223 million, a decrease of 9%, compared to $245 million in the first quarter of 2022, mainly due to cost efficiencies.

North America G&A Expenses

G&A expenses relating to our North America segment in the first quarter of 2023 were $102 million, a decrease of 9% compared to $112 million in the first quarter of 2022.

North America Profit

Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our North America segment in the first quarter of 2023 was $332 million, a decrease of 17% compared to $402 million in the first quarter of 2022. This decrease was mainly due to lower gross profit.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,184	100%	$1,156	100%
Gross profit	655	55.3%	694	60.0%
R&D expenses	53	4.5%	58	5.0%
S&M expenses	187	15.8%	196	17.0%
G&A expenses	70	5.9%	59	5.1%
Other income	§	§	§	§

Segment profit*	$345	29.1%	$381	32.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the first quarter of 2023 were $1,184 million, an increase of 2%, or $28 million, compared to the first quarter of 2022. In local currency terms, revenues increased by 9%, mainly due to higher revenues from generic products and generic product launches.

In the first quarter of 2023, revenues were negatively impacted by exchange rate fluctuations of $79 million, net of hedging effects, compared to the first quarter of 2022. Revenues in the first quarter of 2023 included $6 million from a negative hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Percentage Change
	2023	2022	2023-2022

	(U.S. $ in millions)
Generic products	$932	$876	6%
AJOVY	36	30	17%
COPAXONE	59	72	(17%)
Respiratory products	68	71	(4%)
Other	89	107	(17%)

Total	$1,184	$1,156	2%

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the first quarter of 2023, increased by 6% to $932 million, compared to the first quarter of 2022. In local currency terms, revenues increased by 12%, mainly due to higher revenues from generic and OTC products and from generic product launches.

AJOVY revenues in our Europe segment in the first quarter of 2023 increased by 17% to $36 million, compared to $30 million in the first quarter of 2022. In local currency terms, revenues increased by 28%, mainly due to growth in European countries in which AJOVY had previously been launched.

For information about AJOVY patent protection, see “—North America Revenues—Revenues by Major Product” above.

COPAXONE revenues in our Europe segment in the first quarter of 2023 decreased by 17% to $59 million, compared to the first quarter of 2022. In local currency terms, revenues decreased by 12%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products.

One European patent protecting COPAXONE 40 mg/mL was found invalid by the Board of Appeal of the European Patent Office in September 2020 and two additional patents expiring in 2030 were found invalid in December 2021. In certain countries, Teva remains in litigation against generic companies on an additional COPAXONE 40 mg/mL patent that expires in 2030.

Respiratory products revenues in our Europe segment in the first quarter of 2023 decreased by 4% to $68 million compared to the first quarter of 2022. In local currency terms, revenues increased by 2%, mainly due to higher demand.

Product Launches and Pipeline

As of March 31, 2023, our generic products pipeline in Europe included 128 generic approvals relating to 27 compounds in 53 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,129 marketing authorization applications are pending approval in 37 European countries, relating to 102 compounds in 206 formulations. One application is pending with the EMA relating to three strengths in 30 markets.

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe Gross Profit

Gross profit from our Europe segment in the first quarter of 2023 was $655 million, a decrease of 6% compared to $694 million in the first quarter of 2022.

Gross profit margin for our Europe segment in the first quarter of 2023 decreased to 55.3%, compared to 60.0% in the first quarter of 2022. This decrease was mainly due to higher cost of goods sold, mainly driven by rising costs due to inflationary and other macroeconomic pressures.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first quarter of 2023 were $53 million, a decrease of 8% compared to $58 million in the first quarter of 2022.

For a description of our R&D expenses in the first quarter of 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first quarter of 2023 were $187 million, a decrease of 5% compared to $196 million in the first quarter of 2022. This decrease was mainly due to exchange rate fluctuations.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first quarter of 2023 were $70 million, an increase of 18% compared to $59 million in the first quarter of 2022.

Europe Profit

Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the first quarter of 2023 was $345 million, a decrease of 9%, compared to $381 million in the first quarter of 2022. This decrease was mainly due to lower gross profit as described above and exchange rate fluctuations.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$492	100%	$492	100%
Gross profit	262	53.2%	286	58.1%
R&D expenses	20	4.0%	20	4.0%
S&M expenses	98	19.8%	97	19.8%
G&A expenses	31	6.4%	29	5.9%
Other income	(1)	§	(40)	(8.1%)

Segment profit*	$114	23.1%	$179	36.4%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

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

In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form 10-Q, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results. We have no manufacturing or R&D facilities in these markets. During the three months ended March 31, 2023, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, we entered into hedges to hedge our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of the first quarter of 2023, we were unable to renew certain of our expiring hedging positions due to the liquidity situation in the market for Russian rubles and we currently hedge a small part of our projected net revenues for 2023. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in the first quarter of 2023 were $492 million, flat compared to the first quarter of 2022. In local currency terms, revenues increased by 8% compared to the first quarter of 2022.

In the first quarter of 2023, revenues were negatively impacted by exchange rate fluctuations of $41 million, net of hedging effects, compared to the first quarter of 2022. Revenues in the first quarter of 2023 included a minimal hedging impact, compared to a positive hedging impact of $12 million in the first quarter of 2022, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Percentage Change
	2023	2022	2023-2022

	(U.S. $ in millions)
Generic products	$400	$388	3%
AJOVY	10	6	74%
COPAXONE	12	10	16%
Other	70	88	(20%)

Total	$492	$492	§

Generic products revenues in our International Markets segment in the first quarter of 2023, which include OTC products, increased by 3% in U.S. dollars to $400 million. In local currency terms, revenues increased by 9% compared to the first quarter of 2022, mainly due to higher revenues in certain markets, as well as price increases largely as a result of rising costs due to inflationary pressure, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

AJOVY was launched in certain markets in our International Markets segment, including in Japan in August 2021. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in the first quarter of 2023 were $10 million, compared to $6 million in the first quarter of 2022, mainly due to growth in volume.

COPAXONE revenues in our International Markets segment in the first quarter of 2023 were $12 million compared to $10 million in the first quarter of 2022.

AUSTEDO was launched in early 2021 in China for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia, and was also launched in Israel during 2021. During the third quarter of 2022, AUSTEDO was launched in Brazil. We continue with additional submissions in various other markets.

International Markets Gross Profit

Gross profit from our International Markets segment in the first quarter of 2023 was $262 million, a decrease of 8% compared to $286 million in the first quarter of 2022.

Gross profit margin for our International Markets segment in the first quarter of 2023 decreased to 53.2%, compared to 58.1% in the first quarter of 2022. This decrease was mainly due to regulatory price reductions and generic competition to off-patented products in Japan, the positive hedging impact of $12 million in the first quarter of 2022, as well as rising costs due to inflationary and other macroeconomic pressures, partially offset by price increases largely as a result of such rising costs.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first quarter of 2023 were $20 million, flat compared to the first quarter of 2022.

For a description of our R&D expenses in the first quarter of 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first quarter of 2023 were $98 million, flat compared to the first quarter of 2022.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first quarter of 2023 were $31 million, an increase of 7% compared to $29 million in the first quarter of 2022.

International Markets Other Income

Other income relating to our International Markets segment in the first quarter of 2023 was $1 million, compared to $40 million in the first quarter of 2022. Other income in the first quarter of 2022 was mainly the result of settlement proceeds.

International Markets Profit

Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the first quarter of 2023 was $114 million, a decrease of 36%, compared to $179 million in the first quarter of 2022. This decrease was mainly due to higher other income and higher gross profit in the first quarter of 2022 as compared to the first quarter of 2023.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.

Our revenues from other activities in the first quarter of 2023 were $219 million, a decrease of 20% in U.S. dollars compared to the first quarter of 2022. In local currency terms, revenues decreased by 19%.

API sales to third parties in the first quarter of 2023 were $132 million, a decrease of 27% in both U.S. dollars and local currency terms, compared to the first quarter of 2022, as many pharmaceutical customers de-stocked inventory levels that had remained high through the COVID-19 pandemic.

Teva Consolidated Results

Revenues

Revenues in the first quarter of 2023 were $3,661 million, flat compared to the first quarter of 2022. In local currency terms, revenues increased by 4%, mainly due to higher revenues from generic products in our Europe and International Markets segments, certain innovative products primarily AUSTEDO and AJOVY, as well as from Anda in our North America segment, partially offset by lower revenues from generic products in our North America segment, API sales to third parties and BENDEKA and TREANDA in our North America segment. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the first quarter of 2023, including hedging effects, negatively impacted revenues by $128 million, compared to the first quarter of 2022. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the first quarter of 2023 was $1,582 million, a decrease of 9% compared to the first quarter of 2022.

Gross profit margin was 43.2% in the first quarter of 2023, compared to 47.5% in the first quarter of 2022. This decrease was mainly driven by rising costs due to inflationary and other macroeconomic pressures, an increase in revenues with lower profitability from Anda in our North America segment, lower revenues from COPAXONE and BENDEKA and TREANDA, and an unfavorable impact of hedging activities, partially offset by higher revenues from AUSTEDO and AJOVY.

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

R&D expenses in the first quarter of 2023 were $234 million, an increase of 4% compared to $225 million in the first quarter of 2022.

In the first quarter of 2023, our R&D expenses related primarily to innovative product candidates in neuroscience (such as neuropsychiatry migraine and movement disorders/ neurodegeneration, including post-approval commitments), immunology (such as respiratory medicines) and selected other areas, as well as generic products and biosimilars.

Our higher R&D expenses in the first quarter of 2023, compared to the first quarter of 2022, were mainly due to an increase in neuroscience (mainly neuropsychiatry) and immunology as well as various generics and biosimilar products.

R&D expenses as a percentage of revenues were 6.4% in the first quarter of 2023, compared to 6.2% in the first quarter of 2022.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of May 1, 2023:

	Phase 2	Phase 3	Pre-Submission	Under Regulatory Review
Neuroscience		Olanzapine LAI Schizophrenia (September 2022)

Immunology	TEV-48574 Inflammatory Bowel Disease	ICS-SABA (TEV-56248) Respiratory (February 2023)

Other			Digihaler® (beclomethasone dipropionate HFA)(U.S.)	Digihaler® (budesonide and formoterol fumarate dihydrate) (EU)(1)

(1)	Digital component approved in the U.K. by the Medicines and Healthcare products Regulatory Agency (MHRA).

Discontinued Project

In the first quarter of 2023, development of deutetrabenazine for dyskinesia in cerebral palsy was discontinued.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including phase 3 clinical trials for biosimilars to Prolia® (denosumab), Xolair® (omalizumab), Eylea® (afilbercept) and Simponi® (golimumab), a biosimilar to Lucentis® (ranibizumab) that was submitted in Canada, and biosimilars to Stelara® (ustekinumab) and to Humira® (adalimumab), each of which are currently under U.S. regulatory review.

Selling and Marketing (S&M) Expenses

S&M expenses in the first quarter of 2023 were $546 million, a decrease of 6% compared to the first quarter of 2022. This decrease was mainly a result of the factors discussed above under “—North America segment—S&M Expenses” and “—Europe Segment—S&M Expenses.”

S&M expenses as a percentage of revenues were 14.9% in the first quarter of 2023, compared to 15.9% in the first quarter of 2022.

General and Administrative (G&A) Expenses

G&A expenses in the first quarter of 2023 were $296 million, flat compared to the first quarter of 2022.

G&A expenses as a percentage of revenues were 8.1% in the first quarter of 2023 and in the first quarter of 2022.

Intangible Asset Impairments

We recorded expenses of $178 million for identifiable intangible asset impairments in the first quarter of 2023, compared to expenses of $149 million in the first quarter of 2022. See note 5 to our consolidated financial statements.

Goodwill Impairment

No goodwill impairments were recorded in the first quarters of 2023 and 2022.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $96 million for other asset impairments, restructuring and other items in the first quarter of 2023, compared to expenses of $128 million in the first quarter of 2022. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

In the first quarter of 2023, we recorded expenses of $233 million in legal settlements and loss contingencies, compared to an expense of $1,124 million in the first quarter of 2022. See note 9 to our consolidated financial statements.

Other Income

Other income in the first quarter of 2023 was $2 million, compared to $52 million in the first quarter of 2022. Other income in the first quarter of 2022 was mainly the result of settlement proceeds in our International Markets segment.

Operating Income (Loss)

Operating income was $2 million in the first quarter of 2023, compared to an operating loss of $713 million in the first quarter of 2022. The increase in operating income in the first quarter of 2023 was mainly due to higher legal settlements and loss contingencies in the first quarter of 2022.

Operating income as a percentage of revenues was 0.1% in the first quarter of 2023, compared to operating loss as a percentage of revenues of 19.5% in the first quarter of 2022.

Financial Expenses, Net

Financial expenses were $260 million in the first quarter of 2023, compared to $258 million in the first quarter of 2022. Financial expenses in the first quarter of 2023 were mainly comprised of interest expenses of $260 million. Financial expenses in the first quarter of 2022 were mainly comprised of interest expenses of $238 million.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022

	(U.S. $ in millions)
North America profit	$332	$402
Europe profit	345	381
International Markets profit	114	179

Total reportable segments profit	791	962
Profit (loss) of other activities	(6)	52

Total segments profit	785	1,013
Amounts not allocated to segments:
Amortization	165	200
Other assets impairments, restructuring and other items	96	128
Intangible assets impairments	178	149
Legal settlements and loss contingencies	233	1,124
Other unallocated amounts	112	127

Consolidated operating income (loss)	2	(713)

Financial expenses, net	260	258

Consolidated income (loss) before income taxes	$(258)	$(971)

Income Taxes

In the first quarter of 2023, we recognized a tax benefit of $19 million, on a pre-tax loss of $258 million. In the first quarter of 2022, we recognized a tax expense of $2 million, on a pre-tax loss of $971 million. See note 11 to our consolidated financial statements.

Share in (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net in the first quarter of 2023 was immaterial, compared to share in profits of associated companies, net of $21 million in the first quarter of 2022. Share in profits of associated companies, net in the first quarter of 2022 was mainly related to the difference between the book value of our investment in Novetide and its fair value as of the date we completed its acquisition in January 2022.

Net Income (Loss) Attributable to Teva

Net loss was $205 million in the first quarter of 2023, compared to net loss of $955 million in the first quarter of 2022. Net loss in the first quarter of 2022 was mainly impacted by legal settlements and loss contingencies, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended March 31, 2023 and 2022 were 1,115 million and 1,107 million shares, respectively.

Diluted loss per share was $0.18 in the first quarter of 2023, compared to diluted loss per share of $0.86 in the first quarter of 2022. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of March 31, 2023 and 2022, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,158 million and 1,145 million, respectively.

Impact of Currency Fluctuations on Results of Operations

In the first quarter of 2023, approximately 50% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Canadian dollar, Russian ruble, Japanese yen, Swiss franc and the new Israeli shekel) impact our results.

During the first quarter of 2023, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on a quarterly average compared to quarterly average basis): Argentinian peso by 44%, Turkish lira by 26%, Ukrainian hryvna by 22%, Japanese yen by 12%, Swedish krona by 11%, Hungarian forint by 10%, Israeli shekel by 10%, British pound by 10% and the euro by 4%. The following main currencies increased in value against the U.S. dollar: Russian ruble by 18%, Mexican peso by 10% and Brazilian real by 1%.

As a result, exchange rate movements during the first quarter of 2023, including hedging effects, negatively impacted overall revenues by $128 million and operating income by $32 million, compared to the first quarter of 2022.

In the first quarter of 2023, a negative hedging impact of $6 million was recognized under revenues, and a minimal positive impact was recognized under cost of sales. In the first quarter of 2022, a positive hedging impact of $19 million was recognized under revenues and a minimal negative impact was recognized under cost of sales.

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

Liquidity and Capital Resources

Total balance sheet assets were $43,456 million as of March 31, 2023, compared to $44,006 million as of December 31, 2022.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $41 million as of March 31, 2023, compared to negative $119 million as of December 31, 2022. This increase was mainly due to an increase in accounts receivables, net of SR&A, as well as in inventory levels and prepaid expenses, and a decrease in employee-related obligations, partially offset by an increase in accounts payables and provisions for legal settlements and loss contingencies.

Employee-related obligations, as of March 31, 2023 were $432 million, compared to $566 million as of December 31, 2022. The decrease in the first quarter of 2023 was mainly due to performance incentive payments to employees for 2022, partially offset by an accrual for performance incentive payments to employees for 2023.

Cash investment in property, plant and equipment in the first quarter of 2023 was $139 million, compared to $157 million in the first quarter of 2022. Depreciation in the first quarter of 2023 was $139 million, compared to $123 million in the first quarter of 2022.

Cash and cash equivalents and short-term and long-term investments as of March 31, 2023 were $2,161 million, compared to $2,817 million as of December 31, 2022.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily our $1.8 billion unsecured syndicated sustainability-linked revolving credit facility, entered into in April 2022, which was amended in February 2023 (“RCF”). See note 7 to our consolidated financial statements.

Debt Balance and Movements

As of March 31, 2023, our debt was $20,691 million, compared to $21,212 million as of December 31, 2022. This decrease was mainly due to $646 million senior notes repaid at maturity, partially offset by $176 million of exchange rate fluctuations. Additionally, during the first quarter of 2023, we repurchased $2,506 million aggregate principal amount of notes upon consummation of a cash tender offer, and issued $2,445 million of sustainability-linked senior notes, net of issuance costs. For further information, see note 7 to our consolidated financial statements.

Our debt as of March 31, 2023 was effectively denominated in the following currencies: 62% in U.S. dollars, 36% in euros and 2% in Swiss francs.

The portion of total debt classified as short-term as of March 31, 2023 was 5%, compared to 10% as of December 31, 2022.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 71% as of March 31, 2023 and as of December 31, 2022.

Our average debt maturity was approximately 6.4 years as of March 31, 2023, compared to 5.8 years as of December 31, 2022.

Total Equity

Total equity was $8,612 million as of March 31, 2023, compared to $8,691 million as of December 31, 2022. This decrease was mainly due to a net loss of $238 million, partially offset by a positive impact of $120 million from exchange rate fluctuations.

Exchange rate fluctuations affected our balance sheet, as approximately 82% of our net assets as of March 31, 2023 (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2022, changes in currency rates had a positive impact of $120 million on our equity as of March 31, 2023. The following main currencies increased in value against the U.S. dollar: Mexican peso by 7%, Chilean peso by 7%, Polish zloty by 2%, British pound by 2%, Bulgarian lev by 2% and euro by 2%. The Russian ruble decreased in value against the U.S. dollar by 5%. All comparisons are on a year-to-date basis.

Cash Flow

We seek to continually improve the efficiency of our working capital management. From time to time, as part of our cash and commercial relationship management activities, we may make decisions in our commercial and supply chain activities which may drive an acceleration of receivable payments from customers or deceleration of payments to vendors, having the effect of increasing or decreasing cash from operations during an individual period. Such decisions may have an impact on our annual operating cash flow measurement, as well as on our quarterly results.

Cash flow used in operating activities during the first quarter of 2023 was $145 million, compared to $49 million in the first quarter of 2022. The higher cash flow used in the first quarter of 2023 resulted mainly from lower profit and changes in working capital items, including an increase in accounts receivables, net of SR&A, partially offset by an increase in accounts payables.

During the first quarter of 2023, we generated free cash flow of $41 million, which we define as comprising $145 million in cash flow used in operating activities, $323 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $2 million in proceeds from divestitures of businesses and other assets, partially offset by $139 million in cash used for capital investment. During the first quarter of 2022, we generated free cash flow of $117 million, which we define as comprising $49 million in cash flow used in operating activities, $305 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $25 million in proceeds from divestitures of businesses and other assets, partially offset by $157 million in cash used for capital investment and $7 million in cash used for acquisition of businesses, net of cash acquired. The decrease in the first quarter of 2023, resulted mainly from higher cash flow used in operating activities, as discussed above.

Dividends

We have not paid dividends on our ordinary shares or ADSs since December 2017.

Commitments

In addition to financing obligations under short-term debt and long-term senior notes and loans, debentures and convertible debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements and participation in joint ventures associated with R&D activities. For further information on our agreements with Modag, Alvotech, Otsuka, Takeda and MedinCell, see note 2 to our consolidated financial statements.

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

2023 Aggregated Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following tables present our non-GAAP net income and non-GAAP EPS for the three months ended March 31, 2023 and 2022, as well as reconciliations of each measure to their nearest GAAP equivalents:

	Three months ended
	March 31,
($ in millions except per share amounts)	2023	2022
Net income (loss) attributable to Teva	$(205)	$(955)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets	165	200
Legal settlements and loss contingencies	233	1,124
Impairment of long-lived assets	188	165
Restructuring costs	56	57
Costs related to regulatory actions taken in facilities	1	1
Equity compensation	32	24
Contingent consideration	20	33
Accelerated depreciation	25	1
Financial expenses	23	11
Share in profits (losses) of associated companies – net	—	(22)
Items attributable to non-controlling interests	(40)	(11)
Other non-GAAP items*	63	121
Corresponding tax effects and unusual tax items	(104)	(140)
Non-GAAP net income attributable to Teva	$457	$609
Diluted earnings (loss) per share attributable to Teva	$(0.18)	$(0.86)
EPS difference**	0.59	1.41
Diluted Non-GAAP EPS attributable to Teva**	$0.40	$0.55
Non-GAAP weighted average number of shares (in millions)	1,128	1,112

*

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as inventory write-offs, primarily related to the rationalization of our plants, material litigation fees and other unusual events.

**	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

Off-Balance Sheet Arrangements

Except for securitization transactions, which are disclosed in note 10f to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, we do not have any material off-balance sheet arrangements.

Critical Accounting Policies

For a summary of our significant accounting policies, see note 1 to our consolidated financial statements and “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

See note 1 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in our assessment of market risk as set forth in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2022.

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

After evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various litigation and other legal proceedings. For a discussion of these matters, see “Commitments and Contingencies” included in note 10 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2023.

Repurchase of Shares

We did not repurchase any of our shares during the three months ended March 31, 2023 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1	Fourth Supplemental Senior Indenture, dated as of March 9, 2023, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.2	Form of 2029 Euro Notes (included in Exhibit 4.1)

4.3	Form of 2031 Euro Notes (included in Exhibit 4.1)

4.4	Fourth Supplemental Senior Indenture, dated as of March 9, 2023, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.5	Form of 2029 USD Notes (included in Exhibit 4.4)

4.6	Form of 2031 USD Notes (included in Exhibit 4.4)

10.1	Letter Agreement, dated as of February 8, 2023, between Teva Pharmaceutical Industries Ltd. and Eric Drapé *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: May 10, 2023	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)