Form 10-Q
period 2023-06-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2023-08-02
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the registrant had 1,120,650,146 ordinary shares outstanding.

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

•
our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; delays in launches of new generic products; the increase in the number of competitors targeting generic opportunities and seeking U.S. market exclusivity for generic versions of significant products; our ability to develop and commercialize biopharmaceutical products; competition for our innovative medicines, including AUSTEDO
®
, AJOVY
®

and COPAXONE
®
; our ability to achieve expected results from investments in our product pipeline; our ability to develop and commercialize additional pharmaceutical products; our ability to successfully launch and execute our new strategy, including to expand our innovative and biosimilar medicines pipeline and profitably commercialize the innovative medicines and biosimilar portfolio, whether organically or through business development, and to sustain and focus our portfolio of generics medicines; and the effectiveness of our patents and other measures to protect our intellectual property rights;

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

•
compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory environments; increased legal and regulatory action in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan
®

(naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to successfully defend against the U.S. Department of Justice (“DOJ”) criminal charges of Sherman Act violations; potential liability for intellectual property right infringement; product liability claims; failure to comply with complex Medicare and Medicaid reporting and payment obligations; compliance with anti-corruption, sanctions and trade control laws; environmental risks; and the impact of Environmental, Social and Governance (“ESG”) issues;

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
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,669	$2,801
Accounts receivables, net of allowance for credit losses of $87 million and $91 million as of June 30, 2023 and December 31, 2022	3,539	3,696
Inventories	4,109	3,833
Prepaid expenses	1,228	1,162
Other current assets	486	549
Assets held for sale	56	10

Total current assets	12,088	12,051
Deferred income taxes	1,578	1,453
Other non-current assets	443	441
Property, plant and equipment, net	5,712	5,739
Operating lease right-of-use assets, net	418	419
Identifiable intangible assets, net	5,738	6,270
Goodwill	17,118	17,633

Total assets	$43,095	$44,006

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,980	$2,109
Sales reserves and allowances	3,433	3,750
Accounts payables	2,508	1,887
Employee-related obligations	451	566
Accrued expenses	2,498	2,151
Other current liabilities	973	1,005

Total current liabilities	11,843	11,469
Long-term liabilities:
Deferred income taxes	534	548
Other taxes and long-term liabilities	3,973	3,847
Senior notes and loans	18,698	19,103
Operating lease liabilities	338	349

Total long-term liabilities	23,543	23,846

Commitments and contingencies , see note 10
Total liabilities	35,387	35,315

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; June 30, 2023 and December 31, 2022: authorized 2,495 million shares; issued 1,227 million shares and 1,217 million shares, respectively.	57	57
Additional paid-in capital	27,748	27,688
Accumulated deficit	(13,950)	(12,882)
Accumulated other comprehensive loss	(2,677)	(2,838)
Treasury shares as of June 30, 2023 and December 31, 2022: 106 million ordinary shares	(4,128)	(4,128)

	7,052	7,897

Non-controlling interests	656	794

Total equity	7,708	8,691

Total liabilities and equity	$43,095	$44,006

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenues	$3,878	$3,786	$7,539	$7,447
Cost of sales	2,082	1,992	4,161	3,913

Gross profit	1,796	1,794	3,378	3,534
Research and development expenses	240	228	473	453
Selling and marketing expenses	603	594	1,149	1,178
General and administrative expenses	307	313	602	609
Intangible assets impairments	63	51	241	199
Goodwill impairment	700	745	700	745
Other assets impairments, restructuring and other items	100	118	195	246
Legal settlements and loss contingencies	462	729	695	1,854
Other income	(33)	(34)	(34)	(87)

Operating income (loss)	(646)	(949)	(644)	(1,662)
Financial expenses, net	268	211	528	468

Income (loss) before income taxes	(914)	(1,160)	(1,172)	(2,131)
Income taxes (benefit)	(16)	(900)	(35)	(899)
Share in (profits) losses of associated companies, net	(1)	—	(1)	(21)

Net income (loss)	(898)	(259)	(1,136)	(1,211)
Net income (loss) attributable to non-controlling interests	(35)	(27)	(68)	(24)

Net income (loss) attributable to Teva	(863)	(232)	(1,068)	(1,187)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.77)	$(0.21)	$(0.96)	$(1.07)

Diluted	$(0.77)	$(0.21)	$(0.96)	$(1.07)

Weighted average number of shares (in millions):
Basic	1,120	1,110	1,118	1,109

Diluted	1,120	1,110	1,118	1,109

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(898)	$(259)	$(1,136)	$(1,211)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(39)	(219)	81	(282)
Unrealized gain (loss) from derivative financial instruments, net	4	7	12	14
Unrealized loss on defined benefit plans	—	—	(1)	—

Total other comprehensive income (loss)	(35)	(212)	92	(268)

Total comprehensive income (loss)	(933)	(471)	(1,044)	(1,479)
Comprehensive income (loss) attributable to non-controlling interests	(95)	(125)	(137)	(174)

Comprehensive income (loss) attributable to Teva	$(838)	$(346)	$(907)	$(1,305)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2023	1,226	57	27,719	(13,086)	(2,701)	(4,128)	7,860	751	8,612
Net Income (loss)				(863)			(863)	(35)	(898)
Other comprehensive income (loss)					25		25	(60)	(35)
Issuance of Shares	1	*	*				*		*
Stock-based compensation expense			30				30		30

Balance at June 30, 2023	1,227	$57	$27,748	$(13,950)	$(2,677)	$(4,128)	$7,052	$656	$7,708

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2022	1,216	57	27,587	(11,484)	(2,687)	(4,128)	9,344	916	10,260
Net Income (loss)				(232)			(232)	(27)	(259)
Other comprehensive income (loss)					(114)		(114)	(98)	(212)
Issuance of Shares	*	*					*		*
Stock-based compensation expense			39				39		39

Balance at June 30, 2022	1,216	$57	$27,625	$(11,716)	$(2,801)	$(4,128)	$9,037	$791	$9,828

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2022	1,217	57	27,688	(12,882)	(2,838)	(4,128)	7,897	794	8,691
Net Income (loss)				(1,068)			(1,068)	(68)	(1,136)
Other comprehensive income (loss)					161		161	(69)	92
Issuance of Shares	10	*	*				*		*
Stock-based compensation expense			62				62		62

Balance at June 30, 2023	1,227	$57	$27,748	$(13,950)	$(2,677)	$(4,128)	$7,052	$656	$7,708

*	Represents an amount less than $0.5 million.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating activities:
Net income (loss)	$(898)	(259)	$(1,136)	(1,211)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	300	358	604	681
Impairment of goodwill, long-lived assets and assets held for sale	774	810	962	975
Net change in operating assets and liabilities	204	354	(160)	913
Deferred income taxes – net and uncertain tax positions	(44)	(1,083)	(150)	(1,258)
Stock-based compensation	30	39	62	63
Other items	(12)	(107)	23	(77)
Net loss (gain) from investments and from sale of long lived assets	(30)	11	(26)	(12)

Net cash provided by (used in) operating activities	324	123	179	74

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	371	287	694	592
Purchases of property, plant and equipment	(119)	(127)	(258)	(284)
Proceeds from sale of business and long lived assets	56	18	58	43
Acquisition of businesses, net of cash acquired	—	—	—	(7)
Purchases of investments and other assets	(2)	—	(6)	(4)
Proceeds from sale of investments	—	3	—	3
Other investing activities	(4)	(2)	(5)	(2)

Net cash provided by (used in) investing activities	302	179	483	341

Financing activities:
Repayment of senior notes and loans and other long term liabilities	—	(296)	(3,152)	(296)
Proceeds from senior notes, net of issuance costs	—	—	2,451	—
Other financing activities	(55)	(42)	(60)	(40)

Net cash provided by (used in) financing activities	(55)	(338)	(761)	(336)

Translation adjustment on cash and cash equivalents	(77)	(123)	(65)	(185)

Net change in cash, cash equivalents and restricted cash	494	(159)	(164)	(107)
Balance of cash, cash equivalents and restricted cash at beginning of period	2,176	2,250	2,834	2,198

Balance of cash, cash equivalents and restricted cash at end of period	$2,670	2,091	2,670	2,091

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	2,669	2,058	2,669	2,058
Restricted cash included in other current assets	1	33	1	33

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,670	2,091	2,670	2,091

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$380	291	714	590
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
In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form 10-Q, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. As part of the Company’s annual goodwill analysis, Teva identified an increase in the discount rate, which led to a goodwill impairment charge in its International Markets reporting unit. This increase was due to an increase in certain components of the discount rate that were partially attributed to higher risk associated with country-specific characteristics of several countries, such as Russia, that might be a consequence of the conflict. Other than its impact on the goodwill impairment charge, during the three and six months ended June 30, 2023, the impact of this conflict on Teva’s results of operation and financial condition continues to be immaterial.
Teva’s results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

b.	Significant accounting policies
Recently adopted accounting pronouncements
In September 2022, the FASB issued ASU
2022-04
“Liabilities — Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations (Subtopic
405-50)”.
This guidance is intended to address requests from stakeholders for information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity and cash flows. The guidance is effective for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll-forward information requirement, which is effective for the fiscal years beginning after December 15, 2023. For further information see note 8g.
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
(Unaudited)

Recently issued accounting pronouncements, not yet adopted
None.
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

A phase 1b clinical trial for

TEV-56286

was completed and Teva and Modag will seek to discuss further developments with the FDA.
 I
n the fourth quarter of 2021,
Teva made an upfront payment of $10 million to Modag that was recorded as an R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $30 million, as well as future commercial milestones and royalties.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including proposed biosimilars to Humira
®
(adalimumab) and Stelara
®
(ustekinumab). Under the terms of the agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the United States. In July 2023, Alvotech and Teva expanded their collaboration agreement, adding two new biosimilar candidates as well as line extensions of two current biosimilar candidates to their partnership. Teva made an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021, which were recorded as R&D expenses. Teva also made a milestone payment in January 2023, which was recorded as an
R&D expense in the fourth quarter of 2022. Additional development and commercial milestone payments of up to approximately $
400
 million, royalty payments, and milestone payments related to the expansion of the collaboration agreement from July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars. Pursuant to a settlement agreement entered into in March 2022, regarding certain IP and trade secrets claims filed by Abbvie against
Alvotech in relation to Alvotech’s proposed biosimilar to Humira
®
, Alvotech and Teva may sell the proposed biosimilar to Humira
®

in the U.S
. beginning July 1, 2023, once U.S. regulatory approval is obtained. Alvotech announced they received complete response letters (“CRLs”) from the FDA with respect to the proposed biosimilar to Humira
®
in September
2022, December 2022, April 2023 and June 2023. The CRLs from April and June 2023 stated that the application could not be approved at this time based on deficiencies associated with Alvotech’s manufacturing facility. Alvotech is currently addressing the deficiencies identified in the most recent FDA inspection and CRLs. The expansion of the collaboration agreement in July 2023 includes increased involvement by Teva regarding manufacturing and quality at Alvotech’s manufacturing facility and Teva agreed to acquire, subject to certain conditions, subordinated convertible bonds to be issued by Alvotech pursuant to a convertible bond instrument, dated December 20, 2022, for $
40 million. In January 2023, the FDA accepted for review the Biologics License
Application (“BLA”) for the proposed biosimilar to Stelara
®
. On June 12, 2023, Alvotech and Teva reached a settlement and license agreement with Johnson & Johnson concerning the proposed biosimilar to Stelara
®
, granting it a license entry date in the U.S. no later than
 February 21, 2025,

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
On April 28, 2023, the FDA approved UZEDY
TM
(risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults, which was launched in the U.S. in May 2023. MedinCell may be eligible for future sales-based milestones of up to $
105
million in respect of UZEDY. Teva will also pay MedinCell royalties on net sales.
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
Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of June 30, 2023 included certain manufacturing assets and a business that are expected to be sold within the next year. Assets held for sale as of December 31, 2022 included certain manufacturing assets that were sold during the second quarter of 2023 or are expected to be sold in the second half of 2023. The table below summarizes all of Teva’s assets and liabilities included as held for sale as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(U.S. $ in millions)
Inventories	9	2
Property, plant and equipment, net and others	36	18
Goodwill	19	—
Adjustments of assets held for sale to fair value	(8)	(10)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$56	$10

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets, recorded under other current liabilities	$(12)	$—

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended June 30, 2023
	North America	Europe		International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,579	1,153		448	151	3,331
Licensing arrangements	21	11		5	2	38
Distribution	392		§	10	—	402
Other	(1)	(1)		16	92	106

	$1,991	$1,163		$479	$245	$3,878

§	Represents an amount less than $0.5 million.

	Three months ended June 30, 2022
	North America	Europe		International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,538	1,127		448	176	3,289
Licensing arrangements	54	13		4	1	72
Distribution	308		§	10	—	318
Other	3	31		(9)	81	106

	$1,904	$1,171		$454	$257	$3,786

§	Represents an amount less than $0.5 million.

	Six months ended June 30, 2023
	North America		Europe		International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	2,898		2,329		912	282	6,421
Licensing arrangements	44		25		10	2	81
Distribution	816			§	19	—	836
Other		§	(7)		29	179	201

	$3,757		$2,347		$971	$464	$7,539

§ Represents an amount less than $0.5 million.

TEVA
PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2022
	North America	Europe		International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	2,915	2,261		894	356	6,425
Licensing arrangements	74	26		8	2	110
Distribution	650		§	26	—	677
Other	1	39		19	175	234

	$3,641	$2,327		$946	$532	$7,447

§	Represents an amount less than $0.5 million.

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
SR&A to U.S. customers comprised approximately 67%

of the Company’s total SR&A as of June 30, 2023, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the six months ended June
30
, 2023 and 2022 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2023	$67	$1,575	$663	$991	$455	$66	$3,750	$3,817
Provisions related to sales made in current year period	175	2,037	319	3,788	141	56	6,341	6,516
Provisions related to sales made in prior periods	—	(17)	(26)	(17)	16	(3)	(47)	(47)
Credits and payments	(178)	(2,068)	(431)	(3,908)	(181)	(38)	(6,626)	(6,804)
Translation differences	—	11	2	2	2	(2)	15	15

Balance at June 30, 2023	$64	$1,538	$527	$856	$433	$79	$3,433	$3,497

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2022	$68	$1,655	$854	$1,085	$535	$112	$4,241	$4,309
Provisions related to sales made in current year period	181	1,889	446	3,836	147	152	6,470	6,651
Provisions related to sales made in prior periods	—	(102)	20	(8)	(16)	(2)	(108)	(108)
Credits and payments	(185)	(1,901)	(497)	(3,922)	(211)	(145)	(6,676)	(6,861)
Translation differences	—	(33)	(6)	(7)	(4)	3	(47)	(47)

Balance at June 30, 2022	$64	$1,508	$817	$984	$451	$120	$3,880	$3,944

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Pledged accounts receivables
Accounts receivables, net of allowance for credit losses, include $851 million and $436 million as of
June
30, 2023
and
December 31, 2022, respectively, which are pledged to PNC Bank, National Association in connection with the U.S. securitization program entered into in November 2022. See note 8f to the consolidated financial statements on this Form 10-Q and note 10f to the consolidated financial statements
for the year ended December 31, 2022 included in Teva’s Annual Report on Form 10-K.
NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	June 30,	December 31,
	2023	2022
	(U.S. $ in millions)
Finished products	$2,136	$1,987
Raw and packaging materials	1,188	1,059
Products in process	580	555
Materials in transit and payments on account	204	232

	$4,109	$3,833

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(U.S. $ in millions)
Product rights	$17,937	$18,067	$12,958	$12,630	$4,979	$5,437
Trade names	582	577	250	231	332	346
In process research and development	427	487	—	—	427	487

Total	$18,946	$19,131	$13,208	$12,861	$5,738	$6,270

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately
9
years.
Amortization of intangible assets was $162 million and $212 million in the three months ended June 30, 2023 and 2022, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Amortization of intangible assets was $
326
 million and $
412
 million in the six months ended June 30, 2023 and 2022, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended June 30, 2023 and 2022 were $63 million and $51 million, respectively.
Impairments in the second quarter of 2023 consisted of:

(a)	Identifiable product rights of $28 million, mainly related to updated market assumptions regarding price and volume of products; and

(b)
IPR&D assets of $35 million, related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

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

Impairments of long-lived intangible assets for the six months ended June 30, 2023 and 2022 were $241 million and $199 million, respectively.
Impairments in the first six months of 2023 consisted of:

(a)
Identifiable product rights of $188 million due to: (i) $112 million in Japan, mainly related to regulatory pricing reductions; and (ii) $76 million related to updated market assumptions regarding price and volume of products; and

(b)
IPR&D assets of $53 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

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

The fair value measurement of the impaired intangible assets in the first six months of 2023 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.5% to 10%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

1
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended June 30, 2023 were as follows:

	North America	Europe	International Markets	Other		Total
				Teva’s API	Medis
	(U.S. $ in millions)
Balance as of December 31, 2022 (1)	$6,450	$8,302	$1,339	$1,293	$249	$17,633
Changes during the period:
Goodwill impairment	—	—	(700)	—	—	(700)
Goodwill reclassified as assets held for sale	—	—	(19)	—	—	(19)
Translation differences	9	95	82	10	9	205

Balance as of June 30, 2023 (1)	$6,459	$8,397	$702	$1,303	$258	$17,118

(1)	Cumulative goodwill impairment as of June 30, 2023 and December 31, 2022 was approximately $28.3 billion and $27.6 billion , respectively.
Teva operates its business through three reporting segments: North America, Europe and International Markets. Each of these business segments is a reporting unit. Additional reporting units include Teva’s production and sale of APIs to third parties (“Teva API”) and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. Teva’s API and Medis reporting units are included under “Other” in the table above
. See note 15 for additional segment information.
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
Second Quarter Developments
Pursuant to Company policy, Teva conducted the annual goodwill impairment test for all reporting units during the second quarter of 2023. Management considered all information available, including information gathered from its latest long-range planning (“LRP”) process and annual operating plan (“AOP”), which are parts of Teva’s internal financial planning and budgeting processes, as well as Teva’s newly launched “Pivot to Growth” strategy (“Teva’s Strategy”). The LRP, the AOP and Teva’s Strategy were discussed and reviewed by Teva’s management and its board of directors.
Additionally, Teva conducted a quantitative analysis of all reporting units as part of its annual goodwill impairment test with the assistance of an independent valuation expert.
Based on this quantitative analysis, in the second quarter of 2023, Teva recorded a goodwill impairment charge of $700 million related to its International Markets reporting unit, mainly due to an increase in the discount rate due to higher risk associated with country-specific characteristics of several countries.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Following the goodwill impairment charge recorded in relation to Teva’s International Markets reporting unit, the carrying value of this reporting unit equaled its fair value as of June 30, 2023. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to Teva’s International Markets reporting unit in the future.
The excess of the estimated fair value of Teva’s
API
reporting unit over its estimated carrying amount as of June 30, 2023, was negligible. Therefore, if business conditions or expectations were to change materially, it may be necessary to record impairment charges to Teva’s API reporting unit in the future.
The estimated fair value of Teva’s Europe reporting

unit exceeds its estimated carrying amount by
3
% based on a terminal growth rate of
1.56
% and a discount rate of
9.96
%. If Teva holds all other assumptions constant, a reduction in the terminal growth rate of
0.25
% to
1.31
% or an increase in the discount rate of
0.25
% to
10.21
% would
result in a reduction of the
excess of fair value over carrying amount with respect to Teva’s
Europe
reporting unit
 to 1%
.

Teva’s North America and Medis reporting units have fair values in excess of

10% over their
 respective
book values as of June 30, 2023.
Teva noted its market capitalization has been below management’s assessment of the aggregated fair value of the Company’s reporting units. However, as of June 30, 2023, the Company’s market capitalization plus a reasonable control premium exceeded its book value.
NOTE 7 – Debt obligations:

a.	Short-term debt:

			June 30,	December 31,
	Interest rate as of June 30, 2023	Maturity	2023	2022

			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities			1,957	2,086

Total short-term debt			$1,980	$2,109

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of June 30, 2023 and as of
December 31, 2022. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under
‘
short-term
debt’
.

b.	Long-term debt:

	Interest rate as of June 30, 2023	Maturity	June 30, 2023	December 31, 2022
			(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	680	670
Sustainability-linked senior notes EUR 1,500 million (6)(*)	4.38%	2030	1,630	1,606
Senior notes EUR 1,300 million (9)	1.25%	2023	—	633
Sustainability-linked senior notes EUR 1,100 million (7)(*)	3.75%	2027	1,196	1,177
Senior notes EUR 1,000 million (5)	6.00%	2025	447	1,070
Senior notes EUR 900 million (5)	4.50%	2025	539	963
Sustainability-linked senior notes EUR 800 million (1)(*)	7.38%	2029	870	—
Senior notes EUR 750 million	1.63%	2028	812	800
Senior notes EUR 700 million	1.88%	2027	759	748
Sustainability-linked senior notes EUR 500 million (2)(*)	7.88%	2031	544	—
Senior notes USD 3,500 million (5)	3.15%	2026	3,374	3,496

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Senior notes USD 3,000 million (5)(10)	2.80%	2023	1,000	1,453
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million (5)	6.00%	2024	957	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million (5)	7.13%	2025	427	1,000
Sustainability-linked senior notes USD 1,000 million (7)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (6)(*)	5.13%	2029	1,000	1,000
Senior notes USD 789 million	6.15%	2036	783	783
Sustainability-linked senior notes USD 600 million (3)(*)	7.88%	2029	600	—
Sustainability-linked senior notes USD 500 million (4)(*)	8.13%	2031	500	—
Senior notes CHF 350 million	1.00%	2025	389	382

Total senior notes			20,743	21,266
Other long-term debt			1	1
Less current maturities			(1,957)	(2,086)
Less debt issuance costs (8)			(89)	(78)

Total senior notes and loans			$18,698	$19,103

(1)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of 800 million euro bearing 7.38% annual interest and due September 2029. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100%-0.300%
per annum, from and including September 15, 2026.

(2)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of 500 million euro bearing 7.88% annual interest and due September 2031. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100%-0.300%
per annum, from and including September 15, 2026.

(3)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of $600 million bearing 7.88% annual interest and due September 2029. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100%-0.300%
per annum, from and including September 15, 2026.

(4)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of $500 million bearing 8.13% annual interest and due September 2031. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100%-0.300%
per annum, from and including September 15, 2026.

(5)
In March 2023, Teva consummated a cash tender offer and extinguished $
631
 million aggregate principal amount of its 1,000 million euro 6% senior notes due in 2025; $432 million aggregate principal amount of its 900 million euro 4.5% senior notes due in 2025; $574 million aggregate principal amount of its $1,000 million 7.13% senior notes due in 2025; $454 million aggregate principal amount of its $3,000 million 2.8% senior notes due in 2023; $293 million aggregate principal amount of its $1,250 million 6% senior notes due in 2024 and $122 million aggregate principal amount of its $3,500 million 3.15% senior notes due in 2026.

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

(8)
Debt issuance costs as of June 30, 2023 include $26 million in connection with the issuance of the sustainability-linked senior notes in March 2023, partially offset by $6 million acceleration of issuance costs related to the cash tender offer.

(9)	In March 2023, Teva repaid $646 million of its 1.25% senior notes at maturity.
(10)	In July 2023, Teva repaid $1,000 million of its 2.8% senior notes at maturity.
(*)	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8c.

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
Teva’s debt as of June 30, 2023 was effectively denominated in the following currencies: 62% in U.S. dollars, 36% in euro and 2% in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, as
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
On February 6, 2023, the terms of the RCF were amended to update the Company’s maximum leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed 4.25x in the second and third quarters of 2023, 4.00x in the fourth quarter of 2023, 4.00x in the first, second and third quarters of 2024, and 3.50x in the fourth quarter of 2024 and onwards.
The RCF can be used for general corporate purposes, including repaying existing debt. As of June 30, 2023, no amounts were outstanding under the RCF.
In
July 2023,
a total amount of
$700 million was
withdrawn
under the RCF and is outstanding as of the date of this Quarterly Report on Form
10-Q.
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
In the
first six months
of 2023, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Upon the issuance of its sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and reduction of absolute greenhouse gas emissions, which were bifurcated and are accounted for separately as derivative financial instruments. As of June 30, 2023, the fair value of these derivative instruments is negligible.

d.	Derivative instruments outstanding:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	June 30, 2023	December 31, 2022
	(U.S. $ in millions)
Cross-currency swap—cash flow hedge (1)	$169	$—

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$37	$29
Other non-current assets:
Cross-currency swap-cash flow hedge (1)	9	—	—	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(47)	(101)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$268	$211	$(35)	$(212)
Cross-currency swaps—cash flow hedge (1)	(14)	—	(3)	—

	Financial expenses, net		Other comprehensive income (loss)
	Six months ended,		Six months ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$528	$468	$92	$(268)
Cross-currency swaps—cash flow hedge (1)	(15)	—	(5)	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$268	$211	$(3,878)	$(3,786)
Option and forward contracts (2)	(36)	(38)	—	—
Option and forward contracts economic hedge (3)	—	—	(4)	(16)

	Financial expenses, net		Net revenues
	Six months ended,		Six months ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$528	$468	$(7,539)	$(7,447)
Option and forward contracts (2)	(50)	(43)	—	—
Option and forward contracts economic hedge (3)	—	—	2	(35)

(1)
On March 31, 2023, Teva entered into a cross-currency interest rate swap agreement, designated as cash flow hedge for accounting purposes with respect to an intercompany loan due October 2026, denominated in Japanese yen.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, Japanese yen, British pound, Russian ruble, Canadian dollar, Polish zloty and several other currencies to protect its projected operating results for 2023. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. For the three months ended June 30, 2023, the positive impact from these derivatives recognized under revenues was $
4
 million. For the three months ended June 30, 2022, the positive impact from these derivatives recognized under revenues was $
16
 million. In the first six months of 2023, the negative impact from these derivatives recognized under revenues was $2 million. In the first six months of 2022, the positive impact from these derivatives recognized under revenues was $35 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $7 million were recognized under financial expenses, net, for each of the three months ended June 30, 2023 and 2022, and losses of $18 million and $15 million were recognized under financial expenses, net for each of the six months ended June 30, 2023 and 2022, respectively.

f.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year
 term. The AR Facility provided for purchases of accounts receivable by PNC in an amount of up to $
1
 billion through November 2023, and up to $
500
 million from November 2023 through November 2025. On June 30, 2023, the AR Facility agreement was amended to include an additional receivables purchaser under the agreement, in an amount of up to $
250
 million through November 2025. As a result, the total commitment of PNC was reduced to an amount of up to $
750
 million, effective June 30, 2023. Under the terms of the AR facility agreement, the total commitment of PNC is expected to further reduce to an amount of up to $
500 million from November 2023 through November 2025, at which time the total commitment size for the AR facility will be

$750 million. The SPV may amend the agreement and increase the commitment amount up to $1 billion in November 2023 if additional purchasers participate in the AR facility.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’
decisions
to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within
120
days from the
date the
invoice
was received
. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under
accounts payables in Teva’s consolidated balance sheets. As of June 30, 2023 and December 31, 2022, respectively,
$84
 million and
$34
 million of accounts payables to suppliers participating in
these
supplier finance
programs were
outstanding.
NOTE 9 – Legal settlements and loss contingencies:
In the second quarter of 2023, Teva recorded expenses of $462 million in legal settlements and loss contingencies, compared to $729 million in the second quarter of 2022. Expenses in the second quarter of 2023 were mainly related to a provision in connection with
the U.S. DOJ criminal
antitrust charges on the marketing and pricing of certain Teva USA generic products, an update to the estimated settlement provision related to some of the remaining opioid cases including an agreement in principle on private hospital cases, and an update to the provision related to the settlement in the reverse-payment antitrust litigation over certain HIV medicines. Expenses in the second quarter of 2022 were mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases. See note 10.
In the first six months of 2023, Teva recorded
expenses
of $695 million in legal settlements and loss contingencies, compared to $1,854 million in the first six months of 2022.
Expenses
in the first six months of 2023
were
mainly related to an update to the estimated settlement provision related to the remaining opioid cases, the provision relating to the
U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, an update to the estimated provision related to
the DOJ patient assistance program litigation and the provision related to the settlement of the reverse-payment antitrust litigation over certain HIV medicines.
Expenses
in the first six months of 2022
were
mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases.
As of June 30, 2023 and December 31, 2022, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,704 million and $4,186 million, respectively.
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
Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is reasonably estimable. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of counsel, no provisions have been made regarding the matters disclosed in this note, except as noted below. Litigation outcomes and contingencies are unpredictable, and substantial damages or other relief may be awarded. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions. Teva continuously reviews the matters described below and may, from time to time, remove previously disclosed matters where the exposures were fully resolved in the prior year, or determined to no longer meet the materiality threshold for disclosure, or were substantially resolved.
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
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre-
or post-judgment interest or a multiplier for
willfulness. Thereafter, the court overturned the jury verdict, finding no induced infringement by Teva and that Teva did not owe any damages.
Subsequently, the Court of Appeals for the Federal Circuit issued a series of decisions reinstating the $235.5 million verdict, finding Teva liable for patent infringement and denying rehearing. Teva then appealed this decision to the U.S. Supreme Court, which was denied. The case has been remanded to the district court for further proceedings on Teva’s other legal and equitable defenses that have not yet been considered by the district court. In the first quarter of 2021, Teva recognized a provision based on its offer to settle the matter.
In January 2021, Teva initiated a patent invalidity action against the compound patent and Supplementary Protection Certificate (“SPC”) asserted to cover Bristol-Myers Squibb Company’s (“BMS”) Eliquis
®
(apixaban). In May 2022, the UK High Court held that the compound patent and SPC are invalid and Teva began selling its generic version of Eliquis
®
(apixaban). In May 2023, the UK Court of Appeal upheld the first instance decision that the compound

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

patent and SPC are invalid and also denied BMS’s request to appeal to the UK Supreme Court. In June 2023, BMS applied directly to the UK Supreme Court asking for permission to appeal. If BMS’s appeal succeeds, Teva may owe monetary damages for patent infringement and may be enjoined from making further sales of its generic version of Eliquis
®
(apixaban) until the patent and SPC expire in May 2026.
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
In addition, multiple lawsuits have been filed in connection with this matter. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending in the United States District Courts against Teva and numerous other manufacturers. One MDL is pending in the United States District Court for the District of New Jersey for valsartan, losartan and irbesartan. Teva is not named in complaints with respect to irbesartan. The second MDL is pending in the United States District Court for the Southern District of Florida for ranitidine. The lawsuits against Teva in the MDLs consist of individual personal injury and/or product liability claims and economic damages claims brought by consumers and end payors on behalf of purported classes of other consumers and end payors as well as medical monitoring class claims. The judge in the valsartan MDL ordered that the first trial, likely commencing in late 2023 or early 2024, will involve third-party payor economic loss claims via a class representative on behalf of several subclasses of payors against Teva and two other defendants. On February 8, 2023, the district court in the valsartan MDL entered an order that certified a series of subclasses on plaintiffs’ economic loss claims and granted in part and denied in part the certification of a medical monitoring class. In the ranitidine MDL, the generic manufacturers’ motions to dismiss have been granted, although certain plaintiffs have appeals pending. In addition, on December 6, 2022, the court in the ranitidine MDL granted the brand defendants’ motions to exclude all of plaintiffs’ general causation experts and granted summary judgment to the brand defendants on that ground. Teva, as well as other generic manufacturers, is also named in several state court actions asserting allegations similar to those in the ranitidine MDL and the valsartan and losartan MDL. State court valsartan and losartan actions are pending in New Jersey and Delaware and are currently stayed, with the exception of a single-plaintiff case originally filed in the MDL alleging non-cancer
injuries, which is in the very initial stages of discovery. State court ranitidine cases naming Teva are pending in coordinated proceedings in California, Illinois, Pennsylvania and New York, with motions to dismiss pending in Illinois and New York on preemption and other grounds. Teva’s and the other generic manufacturer defendants’ preliminary objections filed in Pennsylvania based on preemption and other grounds, were largely sustained and dismissed most of the claims arising under Pennsylvania law. In addition to the valsartan and ranitidine MDLs and coordinated state court proceedings, Teva has also been named in a consolidated proceeding pending in the United States District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. The parties are now engaged in discovery related to the surviving metformin claims. Similar lawsuits are pending in Canada and Germany.

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
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs filed claims against GSK and Teva in New Jersey federal court for alleged violations of the antitrust laws in connection with their settlement of patent litigation involving lamotrigine (generic Lamictal
®
) entered into in February 2005. The plaintiffs claimed that the settlement agreement unlawfully delayed generic entry and sought unspecified damages. On April 9, 2021, the district court, which had previously granted an initial motion for class certification by the direct purchaser plaintiffs but was reversed on that ruling by the Third Circuit in April 2020, denied the direct purchaser plaintiffs’ renewed motion for class certification. Plaintiffs filed a further renewed motion for class certification on May 20, 2022, which was denied on February 1, 2023. On February 2, 2023, February 7, 2023, and February 27, 2023, a number of direct purchasers, who would otherwise have been members of the proposed class had it been certified, filed suit as individual plaintiffs in Pennsylvania’s federal court. On May 30, 2023, Defendants’ motion to transfer the action to the District of New Jersey, where the original case is pending, was granted. Annual sales of Lamictal
®
were approximately $950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended release niacin) filed claims against Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005 to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. The court denied the indirect purchasers’ motion for class certification with prejudice, and on April 24, 2023, the denial was affirmed by the Court of Appeals for the Third Circuit. On June 5, 2023, the Court of Appeals for the Third Circuit denied the indirect purchasers’ petition for re-hearing.
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
for, and direct-purchasers of, Actos
®
and Actoplus Met (pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson. The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers violated the antitrust laws. The court dismissed the end-payers’
lawsuits against all defendants in September 2015. On February 8, 2017, the Court of Appeals for the Second Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. On October 8, 2019, the district court dismissed, with prejudice, the direct purchasers’ claims against the generic manufacturers (including Teva, Actavis, and Watson Pharmaceuticals, Inc. (“Watson”). At the time of Teva’s settlement, annual sales of Actos
®
and Actoplus Met were approximately $3.7 billion and approximately $500 million, respectively. At the time Teva launched its authorized generic version of Actos
®
and Actoplus Met in August 2012, annual sales of Actos
®
and Actoplus Met were approximately $2.8 billion and approximately $430 million, respectively.
Putative classes of direct-purchaser and
end-payer
plaintiffs have filed antitrust lawsuits (which have since been coordinated in federal court in Delaware) against Amgen and Teva alleging that the January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated the antitrust laws. In June 2023, the U.S. Court of Appeals for the Third Circuit granted Teva’s petition for interlocutory appellate review of the trial court’s partial denial of Teva’s motion to dismiss, and the appeal remains pending. Annual sales of Sensipar
®
in the United States were approximately $1.4 billion at the time Teva launched its generic version of Sensipar
®
in December 2018, and at the time of the January 2, 2019 settlement.
In August 2019, certain direct-purchaser plaintiffs filed claims in federal court in Philadelphia naming Teva and its affiliates as defendants alleging that certain patent litigation settlement agreements relating to AndroGel
®
1% (testosterone gel) violate the antitrust laws, specifically the September 2006 patent litigation settlement between Watson, from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”), and a December 2011 settlement between Teva and AbbVie. Those claims remain pending. Annual sales of AndroGel
®
1% were approximately $350 million at the time of the earlier Watson/Solvay settlement and approximately $140 million at the time Actavis launched its generic version of AndroGel
®
1% in November 2015. A provision for these matters and related litigations in Georgia that have since been settled was included in the financial statements.
Between September 1, 2020 and December 20, 2020, separate plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on January 24, 2022, the court dismissed plaintiffs’ amended complaints without prejudice. Plaintiffs subsequently filed second amended complaints, and on February 21, 2023, the court granted defendants’ motion to dismiss and dismissed all claims with prejudice. Plaintiffs have filed an appeal in the Court of Appeals for the Second Circuit, and the appeal is ongoing. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
In February 2021, the State of New Mexico filed a lawsuit against Teva and certain other defendants related to various medicines used to treat HIV (the “New Mexico litigation”). Between September and April 2022, several private plaintiffs including retailers and health insurance providers filed similar claims in various courts, which were all removed and/or consolidated into the Northern District of California (the “California litigation”). As they relate to Teva, the lawsuits challenge settlement agreements Teva entered into with Gilead in 2013 and/or 2014 to resolve patent litigation relating to Teva’s generic versions of Viread
®
and/or Truvada
®
and Atripla
®
, although plaintiffs in the California litigation

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

abandoned any claim for damages relating to the Viread
®
settlement. In the California litigation, in May 2023, Teva and Gilead reached an agreement to settle with the retailer plaintiffs. In the second quarter of 2023, Teva updated the provision recognized for this matter based on the settlement that was reached. A trial was held against the remaining plaintiffs in the California litigation, and on June 30, 2023, the jury issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims. In October 2022 in the New Mexico litigation, the New Mexico Supreme Court granted Teva’s petition for a writ of certiorari
regarding Teva’s motion to dismiss the complaint, which motion was previously denied by the trial court. On July 6, 2023, the New Mexico Supreme Court remanded the litigation to the trial court for limited discovery and for further proceedings on the issue of whether the trial court may exercise specific personal jurisdiction over Teva. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.
In March 2021, following the 2019 European Commission’s inspection of Teva and subsequent request for information, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE. On October 10, 2022, the European Commission issued a Statement of Objections, which sets forth its preliminary allegations that Teva had engaged in anti-competitive practices. Teva responded in writing to the Statement of Objections on February 8, 2023 and orally at a hearing on March 23, 2023. The European Commission issued a Request for Information by Decision in May 2023, to which Teva is responding. Annual sales of COPAXONE in the European Economic Area in 2021 were approximately $373 million.
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
In August 2021, a plaintiff filed a putative class action suit in the United States District Court for the Eastern District of Pennsylvania against Takeda and several generic manufacturers, including Watson and Teva, alleging violations of the antitrust laws in connection with their settlement of patent litigation involving colchicine tablets (generic Colcrys
®
), entered into in January 2016. Plaintiff claims that the settlement was part of a conspiracy among Takeda and the generic manufacturers to unlawfully restrict output of colchicine by delaying generic entry. On November 23, 2022, the court denied plaintiffs’ motion for class certification without prejudice and on March 1, 2023, the Court denied plaintiff’s renewed motion for class certification. On April 10, 2023, plaintiff filed a motion for leave to amend its complaint to add 18 previously absent class members as plaintiffs, which the Court granted. On May 24, 2023, the Court denied defendants’ motion for summary judgment, and plaintiffs’ motion for partial summary judgment. Trial is currently scheduled to commence in September 2023. Annual sales of Colcrys
®
in the United States were approximately $187
 million at the time of the settlement, and plaintiffs are seeking more than $500 million in damages, which damages would be automatically trebled in the event of an adverse judgment
.
In November 2022, two complaints, one brought by Walgreen Co. and Kroger Specialty Pharmacy, Inc. and another by Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund and Jacksonville Police Officers and Fire Fighters Health Insurance Trust (collectively the “Walgreen and EPP complaints”), were filed in the United States District Court for the District of New Jersey against Teva and its marketing partner, Natco Pharma Limited (“Natco”), alleging violations of the antitrust laws in connection with their December 2015 settlement of patent litigation with Celgene Corporation (which was subsequently acquired by BMS) involving the drug Revlimid
®
(lenalidomide). The Walgreen and EPP complaints also name Celgene and BMS as defendants. On January 24, 2023, the Walgreen and EPP complaints were consolidated for pre-trial
purposes only with an earlier-filed, already consolidated Insurer
Opt-Out
Action filed against BMS and Celgene,
In Re Revlimid
 & Thalomid Purchaser Antitrust Litigation
, Case No.
2:19-cv-7532-ES-MAH.
On

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

February 16, 2023, the Walgreen and EPP plaintiffs filed amended complaints adding additional plaintiffs. On May 16, 2023, Teva and Natco, along with Celgene, moved to dismiss the complaints against them, and those motions remain pending while discovery is ongoing. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and Nuvigil
®
(armodafinil) filed a complaint in the United States District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for Nuvigil
®
and sold the brand product, for which generic entry occurred in 2016. Teva filed an ANDA to sell generic EpiPen
®
, which Teva launched in 2018, following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated the federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”), and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On June 5, 2023, plaintiffs filed an amended complaint, which Teva moved to dismiss. Annual sales of Nuvigil
®
in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012; annual sales of EpiPen
®
in the United States were approximately $600 million at the time Teva entered into its settlement agreement for that product in 2012.
In May 2023, certain
end-payor
plaintiffs filed putative class action complaints in the United States District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR
®
asthma inhalers in violation of state and federal antitrust laws and state consumer protection laws. Teva plans to move to dismiss these claims.
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
(E.D. Pa.). The indictment alleged that Teva USA had participated in three separate conspiracies with certain other generic drug manufacturers to maintain and fix prices, allocate customers, and other alleged antitrust offenses concerning the sale of generic drugs.
The indictment identified the following generic drugs: Pravastatin, Carbamazepine, Clotrimazole, Etodolac (IR and ER), Fluocinonide (Cream E-Cream, Gel, and Ointment), Warfarin, Nadolol, Temozolomide, and Tobramycin. On September 8, 2020, Teva USA pled not guilty to all counts. On December 14, 2022, the Court entered a scheduling order on the charges against Teva and its co-defendant Glenmark, which sets a May 2024 trial date. In the second quarter of 2023, Teva recognized a provision based on advanced discussions with DOJ to settle this matter on terms that would allow Teva to continue participating in U.S. federally funded health care programs. While the Company is unable to estimate a range of loss at this time, a conviction on these criminal charges could have a material adverse impact on the Company’s business in the U.S., including monetary penalties and exclusion from participation in U.S. federally funded health care programs.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 amended complaint, referenced above, along with certain complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. On February 9, 2021, Teva’s motion to reconsider that ruling was granted, and on May 7, 2021, the Court chose the attorneys’ general third complaint filed on June 10, 2020, as subsequently amended, to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. On December 9, 2021, the Court entered an order setting the schedule for the proceedings in the bellwether cases, which the Court later amended on October 13, 2022. This amended schedule does not include trial dates, but provides for the parties to complete briefing on motions for summary judgment in the third quarter of 2024. On June 7, 2022, the Court dismissed the attorneys’ general claims for monetary relief under federal law, concluding that the federal statute under which the attorneys general brought suit authorizes injunctive relief only. However, the attorneys general have pending claims for monetary relief under state law. On February 27, 2023, the Court largely denied defendants’ motions to dismiss the federal claims asserted by the attorneys general in their bellwether complaint. Another motion to dismiss, directed at that same complaint, and related to the state law claims asserted by the attorneys general, remains pending.
Teva has settled with the states of Mississippi (in June 2021), Louisiana (in March 2022), Georgia (in September 2022), Arkansas (in October 2022), Florida (in February 2023), and Kentucky (in June 2023). Teva paid each state an amount proportional to its share of the national population (approximately $1,000,000 for each 1% share of the national population), and the states have dismissed their claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA, pursuant to these settlements. The State of Alabama (in March 2022) and the territories of American Samoa (in July 2020) and Guam (in February 2023) have all voluntarily dismissed all of their claims in the litigation against Actavis and Teva USA. The dismissals by Alabama and Guam were with prejudice and the dismissal by American Samoa was without prejudice.
The most recent settlement with Kentucky follows the pattern reached in earlier settlements. Specifically, as mentioned above, Teva agreed to pay each state an amount proportional to its share of the national population. This, in addition to the status of ongoing negotiations with several other U.S. state attorneys general to settle on comparable terms, caused management to consider settlement of the claims filed by the remaining attorneys general to be probable, and management recorded an estimated provision in the third quarter of 2022, in accordance with Accounting Standards Codification 450 “Accounting for Contingencies.”
Beginning on March 2, 2016, and continuing through July 2023, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently an
opt-out
complaint filed by approximately 150 hospitals and pharmacies on July 1, 2023. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. On October 16, 2018, the court denied certain of the defendants’ motions to dismiss as to certain federal claims, pending as of that date, and on February 15, 2019, the court granted in part and denied in part defendants’ motions to dismiss as to certain state law claims. On July 18, 2019, May 6, 2020 and October 8, 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaints have been filed in the actions and each of the three cases have been placed in deferred status. Certain

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The action is in its early stages.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Subsequently, in August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It is alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On September 10, 2021, the Court granted Teva’s motion to dismiss the unjust enrichment claim and denied the remainder of the motion. On April 24, 2023, both parties filed summary judgment motions, and on July 14, 2023 the court denied Teva’s motion and granted the DOJ’s motion, adopting the DOJ’s positions on materiality, causation, and damages. Under that ruling, if the DOJ can prove that any specific claim for reimbursement resulted from an illegal kickback, then the DOJ will be entitled to recover the full amount of that claim as damages. The DOJ is seeking a maximum of over $1 billion in damages, which would automatically be trebled in the event of an adverse verdict, and Teva would also be subject to mandatory statutory penalties for each false claim, the amount of which (potentially billions of U.S. dollars in additional penalties, at the high end) will be determined by the court within a statutory range. On July 27, 2023, Teva moved the district court to certify its summary judgement ruling for an immediate appeal, and that motion remains pending. Trial for this matter is currently scheduled for September 2023. In the first quarter of 2023, Teva recognized a provision based on its offer to settle this matter. Additionally, on January 8, 2021, Humana, Inc. (“Humana”) filed an action against Teva in the United States District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. On April 2, 2021, Teva filed a motion to dismiss Humana’s claims, which motion was denied as moot in May 2023 in light of the amended complaint filed by Humana in May 2023. In June 2023, Teva filed a joint motion to dismiss, together with co-defendant
Advanced Care Scripts, Inc., on the grounds that Humana lacks standing to assert RICO claims and the claims are time-barred and/or insufficiently pled, and that motion has not yet been fully submitted to the Court. On November 17, 2022, United Healthcare also filed an action against Teva in the United States District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint. On March 10, 2023, Teva moved to dismiss United Healthcare’s claims on the grounds that it is time-barred and lacks standing and sufficient particularity to assert RICO claims, and that motion remains pending.
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
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, FWK Holdings, LLC, KPH Healthcare Servs., Inc. d/b/a Kinney Drugs, Inc., Meijer Inc., Meijer Distribution, Inc., Labor-Management Healthcare Fund, the Mayor and City Council of Baltimore, and the New York State Teamsters Council Health and Hospital Fund filed claims against Teva in the District Court for the District of New Jersey on behalf of themselves and other similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, Blue Cross Blue Shield of Vermont and the Vermont Health Plan sued Teva in the District Court for the District of Vermont on behalf of themselves and other similarly situated indirect purchasers of COPAXONE. The complaints assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the RICO Act. Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva has moved to dismiss all of the complaints, and decisions remain pending.
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
On July 21, 2021, it was announced that four other defendants (not including Teva) reached nationwide settlements, subject to certain conditions, which include payment of up to approximately $26 billion spread over up to 18 years. In July 2022, Teva, the working group of States’ Attorneys General (the “Working Group”), the Multi-District Litigation Plaintiffs’ Executive Committee (“PEC”), and counsel for Native American tribes (“Tribes”) reached an agreement in principle on the financial terms of nationwide settlements similar in structure to the nationwide settlements of other defendants. During the third quarter of 2022, Teva and Allergan resolved their dispute with respect to Teva’s indemnification obligations. In November 2022, Teva, Allergan, the Working Group and PEC, and representatives for the Tribes, finalized the terms of their respective proposed opioids nationwide settlement agreements. In January 2023, Teva confirmed participation from all states except Nevada, and decided to move forward with the participation process of the subdivisions. In February 2023, Teva and the Tribes finalized their opioids settlement with participation from 100% of the Tribes.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In June 2023, Teva finalized and fully resolved its nationwide settlement agreement with the states and 99% of litigating subdivisions. Under the financial terms of the nationwide settlement agreement with the states and subdivisions, Teva will pay up to $
4.25
 billion (including the already settled cases), spread over
13
years. This total includes the supply of up to $
1.2
 billion of Teva’s generic
version of Narcan
®
(naloxone
hydrochloride nasal spray), valued at wholesale acquisition cost, over
10
years or cash at
20
% of the wholesale acquisition cost ($
240
million) in lieu of product. In
June 2023
, Teva reached a separate settlement with the remaining state, Nevada. Under the terms of the Nevada settlement, Teva will pay Nevada $
193
 million over
20 years
, including all fees and costs.
Teva has now settled with all 50 U.S. states and the Tribes. Teva’s estimated cash payments in 2023 for all opioids settlements are $457 million, out of which $124 million were paid as of June 30, 2023. These payments are subject to changes based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), etc. Additional payments will be paid between 2024 and 2043.
Various Teva affiliates, along with several other pharmaceutical companies, have been named as defendants in opioids cases initiated by approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Specifically, the lawsuits brought by the hospitals allege that they have incurred financial harm in the form of what they claimed to be increased operating costs for treating patients whose underlying illnesses are purportedly exacerbated or complicated by opioid addiction. In July 2023, Teva and the representatives for acute care hospitals reached an agreement in principle on the financial terms of a national settlement. Under the financial terms of the proposed national settlement agreement, Teva will pay up to $
126 million in cash, spread over 18 years, and supply up to $49 million of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 7 years. Teva’s proposed settlement agreement with the acute care hospitals and health systems is contingent upon Teva’s, in the exercise of its sole discretion, satisfaction with the level of participation by acute care hospitals and health care systems in the proposed settlement agreement.
In light of the nationwide settlement agreement between Teva and the States’ Attorneys General and their subdivisions, Teva’s indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements reached with Louisiana, Texas, Rhode Island, Florida, San Francisco, West Virginia, New York, the Tribes and Nevada, the agreement in principle with the hospitals discussed above, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has recorded a provision. The provision is a reasonable estimate of the ultimate costs for Teva’s opioids settlements, after discounting payments to their net present value. Opioid-related lawsuits brought against Teva by dozens of third-party payors, such as unions and welfare funds, remain pending. A reasonable upper end of a range of loss cannot be determined for the entirety of the remaining opioid-related cases. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits subsequently were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019, asserting that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. From July 2017 to June 2019, other putative securities class actions were filed in other federal courts based on similar allegations and claims, and were transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors on behalf of plaintiffs in various forums across the country, but many of those plaintiffs
“opted-out”
of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. The vast majority of the total settlement amount was covered by the Company’s insurance carriers, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five-year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. On May 24, 2021, Teva moved to dismiss a majority of the
“opt-out”
complaints on various other grounds, and on May 1, 2023, the Court granted in part and denied in part Teva’s motions. Teva has settled several
“opt-out”
claims, but a number of
opt-out
cases remain outstanding. In addition, Teva reached a settlement agreement of Israeli shareholder motions to certify class action on similar allegations to those raised in the Ontario Teachers Securities Litigation. The settlement agreement is awaiting court approval.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On March 25, 2022, the court granted in part and denied in part Teva’s and the individual defendants’ motion to dismiss the corrected amended complaint and dismissed all claims against one of the individual defendants. On August 2, 2022, the court stayed all proceedings other than class certification proceedings pending the resolution of the DOJ PAP Complaint filed by the DOJ. On September 13, 2022, the plaintiff moved for class certification, which remains pending. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
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
Other Matters
On February 1, 2018, former shareholders of Ception Therapeutics, Inc., a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege that Cephalon breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR
®
(reslizumab) for the treatment of eosinophilic esophagitis (“EE”). The plaintiffs claim damages of at least $200 million, an amount they allege is equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). On December 28, 2018, following defendants’ motion to dismiss the complaint, the court granted the motion in part and dismissed all of plaintiffs’ claims, except for their claim against Cephalon for breach of contract. In November 2021, plaintiffs moved to amend their complaint to, among other things, reassert claims against the Company and Teva USA. However, on July 12, 2022, plaintiffs filed a new amended complaint that includes claims against Teva USA but not the Company, in exchange for Teva USA’s agreement to guarantee any judgment entered against Cephalon in the litigation. A bench trial for this matter was held in September 2022, and a ruling is expected in 2023 or 2024, following closing arguments.
On March 15, 2022, The Scripps Research Institute (“Scripps”) filed claims against Teva’s subsidiary, Teva Pharmaceuticals International GmbH (“TPIG”) in the United States District Court for the Southern District of California for alleged breach of a sublicense agreement between Scripps and Ivax Corporation (“Ivax”) dated November 2000 (“Sublicense Agreement”). After Teva’s acquisition of Ivax, TPIG became the successor-in-interest
to Ivax under the Sublicense Agreement, pursuant to which Scripps licensed to Ivax certain rights to the drug cladribine. Scripps alleges that TPIG breached the Sublicense Agreement by failing to pay royalties on sales of cladribine in certain countries, and is seeking breach of contract damages for royalties allegedly due but not paid, as well as a declaratory judgment related to royalties due in the future. On November 17, 2022, the Court dismissed Scripps’ claim for breach of the implied covenant of good faith and fair dealing but denied TPIG’s motion to dismiss Scripps’ breach of contract and declaratory judgment claims. TPIG answered the first amended complaint on December 16, 2022, and discovery is ongoing. In the second quarter of 2023, Teva recognized a provision based on its offer to settle the matter.

3
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents began on October 18, 2022, and on November 9, 2022, the jury issued a verdict in Teva’s favor, finding the three method of treatment patents valid and infringed by Lilly and awarding Teva $176.5 million in damages. On January 28, 2023, Lilly filed a motion requesting that the District Court overturn the jury’s verdict. Once the motion is decided, the losing party may appeal the decision to the Court of Appeals for the Federal Circuit. On June 8, 2021, Teva filed another lawsuit in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes two patents related to the treatment of refractory migraine. Lilly’s IPR petitions challenging the patentability of these two patents as well as a third patent also related to the treatment of refractory migraine were instituted by the PTAB. Oral argument in these IPR proceedings was heard on July 19, 2023, and the PTAB’s decisions are expected in the second half of 2023. The litigation in the District of Massachusetts was stayed during the pendency of these IPR proceedings. Teva intends to continue to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents.
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
NOTE 11 – Income taxes:
In the second quarter of 2023, Teva recognized a tax benefit of $16 million, on
a
pre-tax
loss of $914 million. In the second quarter of 2022, Teva recognized a tax benefit of $900 million, on
a
pre-tax
loss of $1,160 million. Teva’s tax rate for the second quarter of 2023 was mainly affected by impairments,
legal settlements, amortization, and interest expense disallowances.
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
In the first six months of 2023, Teva recognized a tax benefit of $35 million, on
a
pre-tax
loss of $1,172 million. In the first six months of 2022, Teva recognized a tax benefit of $899 million, on
a
pre-tax
loss of $2,131 million. Teva’s tax rate for the first six months of 2023 was mainly affected by impairments,
legal settlements, amortization, and interest expense disallowances.
The statutory Israeli corporate tax rate is 23% in 2023. Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, interest expense disallowances, tax benefits in Israel and other countries, as well as infrequent or non-recurring
items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. A trial for this case is currently ongoing. A final and binding decision against Teva in this case may lead to a charge of $128 million.
The Israeli tax authorities (“ITA”) issued tax assessment decrees for 2008-2011, 2012 and 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2011, 2012 and 2013-2016 decrees before the Central District Court in Israel. On April 17, 2023, the ITA issued a tax assessment for 2017-2020 challenging the Company’s positions on several issues. The Company intends to challenge the tax assessment for 2017-2020 as well.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In October 2021, the Central District Court in Israel held in favor of the ITA with respect to the 2008-2011 decrees. The case with respect to the 2012-2016 decrees remains pending with similar legal and othe
r claims. Teva appealed this decision to the Israeli Supreme Court and expects the appeal hearing to begin in March 2024. The tax liability resulting from the October 2021 Central District Court decision, with respect to the decrees for 2008-
2011 and the similar legal claims in the related following years, was approximately $350 million, of which a portion has been paid in 2022 and 2023
and will continue to be paid during 202
3
 and 202
4
.
The Company believes it has adequately provided for all of its uncertain tax positions, including those items currently under dispute, however, adverse results could be material.
NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$11	$14	$21	$30
Contingent consideration	70	61	90	94
Restructuring	10	35	66	92
Other	9	8	19	30

Total	$100	$118	$195	$246

(1)	Including impairments related to exit and disposal activities.
Impairments
Impairments of tangible assets for the
th
ree mo
nths
ended June 30, 2023 and 2022 were $11 million and $14 million, respectively.
Impairments of tangible assets for the six months ended June 30, 2023 and 2022 were $21 million and $30 million, respectively. The impairments
for the six months ended June 30, 2023
were
mainly related to certain assets in North America and Europe. The impairments
for the six months ended June 30, 2022
were
mainly related to certain assets in North America.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its ongoing
network consolidation activities.
Contingent consideration
In the three months ended June 30, 2023, Teva recorded an expense of $70 million for contingent consideration, compared to an expense of $61 million in the three months ended June 30, 2022. The expense in the second quarter of 2023 and 2022 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
).
In the six months ended June 30, 2023, Teva recorded an expense of $90 million for contingent consideration, compared to an expense of $94 million in the six months ended June 30, 2022. The expense in the first six months of 2023 was mainly related to a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales and a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
). The expense in the first six months of 2022 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
).
Restructuring
In the three months ended June 30, 2023, Teva recorded $10 million of restructuring expenses, compared to $35 million in the three months ended June 30, 2022. The expenses for the three months ended June 30, 2023 and

2022 were primarily related to network consolidation activities.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In the six months ended June 30, 2023, Teva recorded $66 million of restructuring expenses, compared to $92 million in the six months ended June 30, 2022. The expenses for the six months ended June 30, 2023 and 2022 were primarily related to network consolidation activities.
The following tables provide the components of the Company’s restructuring costs:

	Three months ended June 30,
	2023	2022

	(U.S. $ in millions)
Restructuring
Employee termination	$1	$11
Other	9	24

Total	$10	$35

	Six months ended June 30,
	2023	2022

	(U.S. $ in millions)
Restructuring
Employee termination	$24	$63
Other	42	29

Total	$66	$92

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2023	$(112)	$(7)	$(119)
Provision	(24)	(42)	(66)
Utilization and other*	60	42	102

Balance as of June 30, 2023	$(76)	$(7)	$(83)

	Employee termination costs	Other	Total

	(U.S. $ in millions)
Balance as of January 1, 2022	$(131)	$(7)	$(138)
Provision	(63)	(29)	(92)
Utilization and other*	74	29	103

Balance as of June 30, 2022	$(120)	$(7)	$(127)

*	Includes adjustments for foreign currency translation.
NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, including fully vested restricted share units (“RSUs”) and performance share units (“PSUs”) during the period, net of treasury shares.
In computing diluted loss per share for the three months ended June 30, 2023 and 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In computing diluted loss per share for the six months ended June 30, 2023 and 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended June 30, 2023 and 2022 were 1,120 million and 1,110 million shares, respectively.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the six months ended June 30, 2023 and 2022 were 1,118 million and 1,109 million shares, respectively.
Basic and diluted loss per share was $0.77 for the three months ended June 30, 2023, compared to basic and diluted loss per share of $0.21 for the three months ended June 30, 2022.
Basic and diluted loss per share was $0.96 for the six months ended June 30, 2023, compared to basic and diluted loss per share of $1.07 for the six months ended June 30, 2022.
NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2022, net of taxes	$(2,514)	$(295)	$(28)	$(2,838)

Other comprehensive income (loss) before reclassifications	159	(5)	—	154
Amounts reclassified to the statements of income	—	17	(1)	16

Net other comprehensive income (loss) before tax	159	12	(1)	170

Corresponding income tax	(9)	—	—	(9)

Net other comprehensive income (loss) after tax*	150	12	(1)	161

Balance as of June 30, 2023, net of taxes	$(2,364)	$(283)	$(29)	$(2,677)

*	Amounts do not include a $69 million loss from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2021, net of taxes	$(2,274)	$(324)	$(85)	$(2,683)

Other comprehensive income (loss) before reclassifications	(127)		—	(127)
Amounts reclassified to the statements of income	—	14	—	14

Net other comprehensive income (loss) before tax	(127)	14	—	(113)

Corresponding income tax	(5)	—	—	(5)

Net other comprehensive income (loss) after tax*	(132)	14	—	(118)

Balance as of June 30, 2022, net of taxes	$(2,406)	$(310)	$(85)	$(2,801)

*	Amounts do not include a $150 million loss from foreign currency translation adjustments attributable to non-controlling interests.

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
Teva’s CEO may review its strategy and organizational structure from time to time, and based on such review, in May 2023 Teva launched its new Pivot to Growth strategy. Any additional changes in strategy may lead to a reevaluation of the Company’s segments and goodwill allocation to reporting units, as well as fair value attributable to its reporting units. See note 3 and note 6.
a. Segment information:

	Three months ended June 30,
	2023
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,991	$1,163	$479
Gross profit	1,046	640	254
R&D expenses	159	53	21
S&M expenses	264	194	110
G&A expenses	106	61	29
Other income	(4)	(1)	(28)

Segment profit	$520	$334	$124

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,
	2022
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,904	$1,171	$454
Gross profit	1,010	703	242
R&D expenses	147	56	19
S&M expenses	256	196	99
G&A expenses	127	63	30
Other income	(1)	(1)	(1)

Segment profit	$481	$389	$95

	Six months ended June 30,
	2023
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$3,757	$2,347	$971
Gross profit	1,857	1,294	517
R&D expenses	315	106	40
S&M expenses	487	381	208
G&A expenses	208	130	60
Other income	(5)	(1)	(29)

Segment profit	$852	$679	$237

	Six months ended June 30,
	2022
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$3,641	$2,327	$946
Gross profit	1,899	1,397	528
R&D expenses	289	114	39
S&M expenses	501	393	196
G&A expenses	239	122	60
Other income	(12)	(1)	(41)

Segment profit	$883	$769	$274

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(U.S. $ in millions)		(U.S. $ in millions)
North America profit	$520	$481	$852	$883
Europe profit	334	389	679	769
International Markets profit	124	95	237	274

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Total reportable segments profit	977	964	1,769	1,926

Profit (loss) of other activities	33	55	27	107

Total segments profit	1,011	1,019	1,796	2,032
Amounts not allocated to segments:
Amortization	162	212	326	412
Other assets impairments, restructuring and other items	100	118	195	246
Goodwill impairment	700	745	700	745
Intangible assets impairments	63	51	241	199
Legal settlements and loss contingencies	462	729	695	1,854
Other unallocated amounts	170	113	282	240

Consolidated operating income (loss)	(646)	(949)	(644)	(1,662)

Financial expenses, net	268	211	528	468

Consolidated income (loss) before income taxes	$(914)	$(1,160)	$(1,172)	$(2,131)

b. Segment revenues by major products and activities:

The following tables present revenues by major products and activities for the three and six months ended June 30, 2023 and 2022:

North America	Three months ended June 30,
	2023	2022
	(U.S. $ in millions)
Generic products	$969	$1,026
AJOVY	57	49
AUSTEDO	308	204
BENDEKA ® and TREANDA ®	69	83
COPAXONE	64	94
Anda	392	308
Other	133	139

Total	$1,991	$1,904

North America	Six months ended June 30,
	2023	2022
	(U.S. $ in millions)
Generic products	$1,793	$1,925
AJOVY	107	86
AUSTEDO	478	358
BENDEKA and TREANDA	131	165
COPAXONE	139	180
Anda	816	650
Other	293	278

Total	$3,757	$3,641

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Europe	Three months ended June 30,
	2023	2022
	(U.S. $ in millions)
Generic products	$909	$873
AJOVY	39	29
COPAXONE	60	72
Respiratory products	66	65
Other	89	131

Total	$1,163	$1,171

Europe	Six months ended June 30,
	2023	2022
	(U.S. $ in millions)
Generic products	$1,841	$1,749
AJOVY	74	60
COPAXONE	119	144
Respiratory products	134	137
Other	178	238

Total	$2,347	$2,327

International markets	Three months ended June 30,
	2023	2022
	(U.S. $ in millions)
Generic products	$394	$394
AJOVY	9	10
COPAXONE	10	9
Other	67	40

Total	$479	$454

International markets	Six months ended June 30,
	2023	2022
	(U.S. $ in millions)
Generic products	$793	$782
AJOVY	19	16
COPAXONE	22	20
Other	137	128

Total	$971	$946

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are classified in the tables below in one of the three categories of fair value levels:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,080	$—	$—	$1,080
Cash, deposits and other	1,589	—	—	1,589
Investment in securities:
Equity securities	8	—	—	8
Other	4	—	1	5
Restricted cash	1	—	—	1
Derivatives:
Asset derivatives:
Options and forward contracts	—	37	—	37
Cross currency interest rate swaps	—	9		9
Liability derivatives:
Options and forward contracts	—	(47)	—	(47)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(143)	(143)

Total	$2,682	$(1)	$(142)	$2,539

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,222	$—	$—	$1,222
Cash, deposits and other	1,579	—	—	1,579
Investment in securities:
Equity securities	9	—	—	9
Other	5	—	1	6
Restricted cash	33	—	—	33
Derivatives:
Asset derivatives—options and forward contracts	—	29	—	29
Liability derivatives:
Options and forward contracts	—	(101)	—	(101)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	$—	—	(153)	(153)

Total	2,848	$(73)	$(152)	$2,624

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
Teva determined the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of contingent consideration is based on several factors, such as cash flows projected from the success of unapproved product candidates; probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; time and resources required to complete the development and approval of product candidates; life of the potential

4
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

commercialized products and associated risks with obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor of 100% was used in the fair value calculation to reflect inherent regulatory and commercial risks of the contingent payments. The discount rate applied ranged from 8.5% to 11%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 8.97%. Contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Six months ended June 30, 2023	Six months ended June 30, 2022
	(U.S. $ in millions)
Fair value at the beginning of the period	$(152)	(175)
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(64)	(92)
Eagle transaction	(24)	(2)
Novetide transaction	(1)	—
Settlement of contingent consideration:
Actavis Generics transaction	57	30
Eagle transaction	40	46
Novetide transaction	2	—
Additional contingent consideration resulting from Novetide acquisition*	—	(11)

Fair value at the end of the period	$(142)	$(204)

§	Represents an amount less than $0.5 million.
*
In January 2022, Teva acquired 100% ownership of Novetide Ltd. (“Novetide”), which was previously accounted for as “investment in associated companies.” This transaction was accounted for as a business combination. Total consideration for the transaction included cash and certain contingent royalty payments through 2034. As part of the transaction, Teva recognized a gain under “Share in (profits) losses of associated companies, net,” reflecting the difference between the book value of its investment in Novetide and its fair value as of the date Teva completed its acquisition.

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	June 30, 2023	December 31, 2022
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$16,895	$16,694
Senior notes and convertible senior debentures included under short-term debt	1,971	2,075

Total	$18,866	$18,769

*	The fair value was estimated based on quoted market prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pivot to Growth Strategy

In May 2023, we introduced our new “Pivot to Growth” strategy, which is based on four key pillars: (i) delivering on our growth engines, mainly AUSTEDO, UZEDY and our late-stage pipeline of biosimilars; (ii) stepping up innovation through delivering on our late-stage innovative pipeline assets as well as building up our early-stage pipeline organically and potentially through business development activities; (iii) sustaining our generics medicines powerhouse with a global commercial footprint, focused portfolio, pipeline and manufacturing footprint; and (iv) focusing our business by optimizing our portfolio and global manufacturing footprint to enable strategic capital deployment to accelerate our near and long-term growth engines and reorganizing certain of our business units to a more optimal structure, while also reorganizing key business units to enhance operational efficiency.

Macroeconomic Environment

In recent months, the global economy has been impacted by fluctuating foreign exchange rates. Approximately 46% of our revenues in the second quarter of 2023 were denominated in currencies other than the U.S. dollar. The strengthening of the U.S. dollar versus other currencies in which we operate, negatively impacts our revenues, results of operations, profits and cash flows. We also manufacture largely outside of the United States, which may to varying degrees result in lower expenses. Additionally, high levels of inflation have recently resulted in significant economic volatility and monetary tightening by central banks. The global economy has also been impacted by the ongoing conflict between Russia and Ukraine, which has caused disruptions to the global and the Company’s internal supply chain. Supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. See also discussion under “—International Markets segment” below.

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

Highlights

Significant highlights in the second quarter of 2023 included:

•

Revenues in the second quarter of 2023 were $3,878 million, an increase of 2% compared to the second quarter of 2022. In local currency terms, revenues increased by 4%, mainly due to higher revenues from AUSTEDO and Anda in our North America segment and from generic products in our International Markets segment, partially offset by lower revenues from generic products and from COPAXONE in our North America segment as well as from API sales to third parties.

•

Our North America segment generated revenues of $1,991 million and segment profit of $520 million in the second quarter of 2023. Revenues increased by 5% and segment profit increased by 8% compared to the second quarter of 2022.

•

Our Europe segment generated revenues of $1,163 million and segment profit of $334 million in the second quarter of 2023. Revenues decreased by 1% in U.S. dollars, or flat in local currency terms, compared to the second quarter of 2022. Segment profit decreased by 14% compared to the second quarter of 2022.

•

Our International Markets segment generated revenues of $479 million and segment profit of $124 million in the second quarter of 2023. Revenues increased by 5% in U.S. dollars, or 13% in local currency terms, compared to the second quarter of 2022. Segment profit increased by 30% compared to the second quarter of 2022.

•	Our revenues from other activities in the second quarter of 2023 were $245 million, a decrease of 5% in both U.S. dollars and local currency terms, compared to the second quarter of 2022.

•

Exchange rate movements during the second quarter of 2023, including hedging effects, negatively impacted revenues by $51 million compared to the second quarter of 2022. See note 8d to our consolidated financial statements.

•

Impairments of identifiable intangible assets were $63 million in the second quarter of 2023, compared to $51 million in the second quarter of 2022. See note 5 to our consolidated financial statements.

•

We recorded a goodwill impairment charge of $700 million related to our International Markets reporting unit in the second quarter of 2023, compared to a goodwill impairment charge of $745 million in the second quarter of 2022, of which $479 million was related to our International Markets reporting unit and $266 million was related to Teva’s API reporting unit. See note 6 to our consolidated financial statements.

•

We recorded expenses of $100 million for other asset impairments, restructuring and other items in the second quarter of 2023, compared to expenses of $118 million in the second quarter of 2022. See note 12 to our consolidated financial statements.

•

Legal settlements and loss contingencies expenses were $462 million in the second quarter of 2023, compared to $729 million in the second quarter of 2022. See note 9 to our consolidated financial statements.

•	Operating loss was $646 million in the second quarter of 2023, compared to an operating loss of $949 million in the second quarter of 2022.

•	Financial expenses were $268 million in the second quarter of 2023, compared to $211 million in the second quarter of 2022.

•

In the second quarter of 2023, we recognized a tax benefit of $16 million, on a pre-tax loss of $914 million. In the second quarter of 2022, we recognized a tax benefit of $900 million, on a pre-tax loss of $1,160 million. See note 11 to our consolidated financial statements.

•

As of June 30, 2023, our debt was $20,678 million, compared to $21,212 million as of December 31, 2022. In July 2023, we repaid $1,000 million of our 2.8% senior notes at maturity. Additionally, in July 2023, a total amount of $700 million was withdrawn under the RCF and is outstanding as of the date of this Quarterly Report on Form 10-Q. See note 7 to our consolidated financial statements.

•

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $489 million as of June 30, 2023, compared to negative $119 million as of December 31, 2022. This decrease was mainly due to an increase in accounts payables, resulting primarily from more favorable vendor payment terms that went into effect in the second quarter of 2023 and higher inventory purchases, as well as by an increase in provisions for legal settlements and loss contingencies, partially offset by an increase in inventory levels, in accounts receivables, net of SR&A, in prepaid expenses, and a decrease in employee-related obligations.

•

Cash flow generated from operating activities during the second quarter of 2023 was $324 million, compared to $123 million in the second quarter of 2022. The higher cash flow generated in the second quarter of 2023 resulted mainly from changes in working capital items, including a positive impact from accounts receivables, net of SR&A, and from inventory levels, partially offset by a negative impact from accounts payables.

•

During the second quarter of 2023, we generated free cash flow of $632 million, which we define as comprising: $324 million in cash flow generated from operating activities, $371 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $56 million in proceeds from divestitures of businesses and other assets, partially offset by $119 million in cash used for capital investment. During the second quarter of 2022, we generated free cash flow of $301 million. The increase in the second quarter of 2023 resulted mainly from higher cash flow generated from operating activities, as well as higher proceeds from sale of business and long-lived assets.

Results of Operations

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023		2022
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,991	100%	$1,904	100%
Gross profit	1,046	52.5%	1,010	53.0%
R&D expenses	159	8.0%	147	7.7%
S&M expenses	264	13.3%	256	13.4%
G&A expenses	106	5.3%	127	6.7%
Other income	(4)	§	(1)	§

Segment profit*	$520	26.1%	$481	25.3%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

North America Revenues

Our North America segment includes the United States and Canada. Revenues from our North America segment in the second quarter of 2023 were $1,991 million, an increase of $87 million, or 5%, compared to the second quarter of 2022. This increase was mainly due to higher revenues from certain innovative products, primarily AUSTEDO and AJOVY, as well as Anda, partially offset by lower revenues from generic products, COPAXONE and BENDEKA and TREANDA.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Percentage Change 2023-2022
	2023	2022
	(U.S. $ in millions)
Generic products	$969	$1,026	(6%)
AJOVY	57	49	16%
AUSTEDO	308	204	51%
BENDEKA and TREANDA	69	83	(17%)
COPAXONE	64	94	(33%)
Anda	392	308	27%
Other	133	139	(4%)

Total	$1,991	$1,904	5%

Generic products revenues in our North America segment (including biosimilars) in the second quarter of 2023 were $969 million, a decrease of 6% compared to the second quarter of 2022, mainly due to increased competition to parts of our portfolio.

Among the most significant generic products we sold in North America in the second quarter of 2023 were lenalidomide capsules (the generic version of Revlimid®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®), Truxima® (the biosimilar to Rituxan®), and albuterol sulfate inhalation aerosol (our ProAir® authorized generic).

In the second quarter of 2023, our total prescriptions were approximately 319 million (based on trailing twelve months), representing 8.4% of total U.S. generic prescriptions, compared to approximately 302 million (based on trailing twelve months), representing 8.2% of total U.S. generic prescriptions in the second quarter of 2022, all according to IQVIA data.

AJOVY revenues in our North America segment in the second quarter of 2023 increased by 16% to $57 million, compared to the second quarter of 2022, mainly due to growth in volume. In the second quarter of 2023, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 25.1% compared to 24.4% in the second quarter of 2022.

AJOVY is indicated for the preventive treatment of migraine in adults. AJOVY was launched in the U.S. in 2018, and was approved in Canada in April 2020. Our auto-injector device for AJOVY became commercially available in the U.S. in April 2020 and in Canada in April 2021. AJOVY is the only anti-CGRP subcutaneous product indicated for quarterly treatment.

AJOVY is protected worldwide by patents expiring in 2026 at the earliest; extensions have been granted in several countries, including the United States and Europe, until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States (obtained in September 2018) and 10 years from marketing approval in Europe (obtained in April 2019). We filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the asserted claims of the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents began on October 18, 2022, and on November 9, 2022, the jury issued a verdict in Teva’s favor, finding the three method of treatment patents valid and infringed by Lilly and awarding Teva $176.5 million in damages. On January 28, 2023, Lilly filed a motion requesting that the District Court overturn the jury’s verdict. Once the motion is decided, the losing party may appeal the decision to the Court of Appeals for the Federal Circuit.

On June 8, 2021, we filed another lawsuit against Lilly in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes two patents related to the treatment of refractory migraine. Lilly’s IPR petitions challenging the patentability of these two patents as well as a third patent also related to the treatment of refractory migraine were instituted by the PTAB. Oral argument in these IPR proceedings was heard on July 19, 2023, and the PTAB’s decisions are expected in the second half of 2023. The litigation in the District of Massachusetts was stayed during the pendency of these IPR proceedings. In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

AUSTEDO revenues in our North America segment in the second quarter of 2023 increased by 51%, to $308 million, compared to $204 million in the second quarter of 2022, mainly due to growth in volume and the launch of AUSTEDO XR in May 2023.

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

AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023, and became commercially available in the U.S. in May 2023. AUSTEDO XR is a new once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, additional to the currently marketed twice-daily AUSTEDO. AUSTEDO XR is protected by eight Orange Book patents expiring between 2031 and 2041.

UZEDY (risperidone) extended-release injectable suspension was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is the first subcutaneous, long-acting formulation of risperidone that controls the steady release of risperidone. UZEDY is protected by nine Orange Book patents expiring between 2025 and 2033.

BENDEKA and TREANDA combined revenues in our North America segment in the second quarter of 2023 decreased by 17% to $69 million, compared to the second quarter of 2022, mainly due to generic bendamustine product entry into the market. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022.

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

Additionally, in July 2018, Teva and Eagle filed suit against Hospira, Inc. (“Hospira”) related to its 505(b)(2) NDA referencing BENDEKA in the U.S. District Court for the District of Delaware. On December 16, 2019, the district court dismissed the case against Hospira on all but one of the asserted patents, which expires in 2031. On April 18, 2022, Teva and Eagle settled this matter with Hospira. Teva had also filed suit against two other 505(b)(2) NDA filers, Doctor Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”). On December 10, 2022 and April 4, 2023, Teva and Eagle settled with Accord and DRL, respectively. Based on the settlement agreements, the three 505(b)(2) filers, Hospira, Accord and DRL can launch their products on November 17, 2027 or earlier under certain circumstances. On May 4, 2023, and June 9, 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product. In addition, On June 16, 2023, Teva filed suit against BendaRx USA Corp. in the U.S. District Court for the District of Eastern Virginia.

In addition to the settlement with Eagle regarding its bendamustine 505(b)(2) NDA, between 2015 and 2020, we reached final settlements with 22 ANDA filers for generic versions of the lyophilized form of TREANDA and one 505(b)(2) NDA filer for a generic version of the liquid form of TREANDA, providing for the launch of generic versions of TREANDA prior to patent expiration. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022. There are now multiple generic TREANDA products on the market.

COPAXONE revenues in our North America segment in the second quarter of 2023 decreased by 33% to $64 million, compared to the second quarter of 2022, mainly due to generic competition in the United States and a decrease in glatiramer acetate market share due to availability of alternative therapies.

The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus® and Kesimpta®.

Anda revenues from third-party products in our North America segment in the second quarter of 2023 increased by 27% to $392 million, compared to $308 million in the second quarter of 2022, mainly due to higher demand. Anda, our distribution business in the United States, distributes generic and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Product Launches and Pipeline

In the second quarter of 2023, we launched the generic version of the following branded products in North America:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Darunavir Tablets	Prezista® tablets	June	$308
Topiramate Extended-release Capsules 25 mg, 50 mg & 100 mg	Trokendi XR®	May	$244
Amlodipine Besylate Tablets, USP	Norvasc® tablets	May	$88
Gefitinib Tablets	Iressa® tablets	June	$5

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

Our generic products pipeline in the United States includes, as of June 30, 2023, 156 product applications awaiting FDA approval, including 69 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended March 31, 2023 of approximately $113 billion, according to IQVIA. Approximately 75% of pending applications include a paragraph IV patent challenge, and we believe we are first-to-file with respect to 69 of these products, or 96 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $75 billion in U.S. brand sales for the twelve months ended March 31, 2023, according to IQVIA.

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

In the second quarter of 2023, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Tofacitinib Tablets, 5 mg and 10 mg	Xeljanz PF®	$879
Thalidomide Capsules USP, 50 mg, 100 mg, and 200 mg	Thalomid®	$12
Treprostinil ER Tabs, 0.25 mg, 1 mg and 2.5 mg**	Orenitram®	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Marketed through Specialty Pharmacy that doesn’t report to IQVIA.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America Gross Profit

Gross profit from our North America segment in the second quarter of 2023 was $1,046 million, an increase of 4%, compared to $1,010 million in the second quarter of 2022.

Gross profit margin for our North America segment in the second quarter of 2023 decreased to 52.5%, compared to 53.0% in the second quarter of 2022. This decrease was mainly due to higher cost of goods sold, mainly driven by rising costs due to inflationary and other macroeconomic pressures, as well as an increase in revenues with lower profitability from Anda, partially offset by an increase in revenues with higher profitability from AUSTEDO.

North America R&D Expenses

R&D expenses relating to our North America segment in the second quarter of 2023 were $159 million, an increase of 8%, compared to $146 million in the second quarter of 2022.

For a description of our R&D expenses in the second quarter of 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America S&M Expenses

S&M expenses relating to our North America segment in the second quarter of 2023 were $264 million, an increase of 3%, compared to $256 million in the second quarter of 2022. This increase was mainly due to promotional activities related to AUSTEDO and UZEDY.

North America G&A Expenses

G&A expenses relating to our North America segment in the second quarter of 2023 were $106 million, a decrease of 16% compared to $127 million in the second quarter of 2022.

North America Profit

Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our North America segment in the second quarter of 2023 was $520 million, an increase of 8% compared to $481 million in the second quarter of 2022. This increase was mainly due to higher revenues from certain innovative products, primarily AUSTEDO.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023		2022
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,163	100%	$1,171	100%
Gross profit	640	55.0%	703	60.0%
R&D expenses	53	4.6%	56	4.7%
S&M expenses	194	16.7%	196	16.8%
G&A expenses	61	5.2%	63	5.4%
Other income	(1)	§	(1)	§

Segment profit*	$334	28.7%	$389	33.2%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the second quarter of 2023 were $1,163 million, a decrease of 1%, or $8 million, compared to the second quarter of 2022. In local currency terms, revenues were flat compared to the second quarter of 2022.

Revenues in the second quarter of 2023 included $1 million from a negative hedging impact, which is included in “Other” in the table below. Revenues in the second quarter of 2022 included $31 million from a positive hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Percentage Change 2023-2022
	2023	2022
	(U.S. $ in millions)
Generic products	$909	$873	4%
AJOVY	39	29	32%
COPAXONE	60	72	(17%)
Respiratory products	66	65	2%
Other	89	131	(32%)

Total	$1,163	$1,171	(1%)

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the second quarter of 2023, increased by 4% to $909 million, compared to the second quarter of 2022. In local currency terms, revenues increased by 2%, mainly due to higher demand and price increases as well as from generic product launches.

AJOVY revenues in our Europe segment in the second quarter of 2023 increased by 32% in both U.S. dollars and local currency terms to $39 million, compared to $29 million in the second quarter of 2022. This increase was mainly due to growth in the European countries in which AJOVY had previously been launched.

For information about AJOVY patent protection, see “—North America Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the second quarter of 2023 decreased by 17% to $60 million, compared to the second quarter of 2022. In local currency terms, revenues decreased by 21%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products.

One European patent protecting COPAXONE 40 mg/mL was found invalid by the Board of Appeal of the European Patent Office in September 2020 and two additional patents expiring in 2030 were found invalid in December 2021. In certain countries, Teva remains in litigation against generic companies on an additional COPAXONE 40 mg/mL patent that expires in 2030.

Respiratory products revenues in our Europe segment in the second quarter of 2023 increased by 2% to $66 million compared to the second quarter of 2022. In local currency terms, revenues were flat compared to the second quarter of 2022.

Product Launches and Pipeline

As of June 30, 2023, our generic products pipeline in Europe included 235 generic approvals relating to 44 compounds in 83 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,110 marketing authorization applications are pending approval in 37 European countries, relating to 97 compounds in 202 formulations. One application is pending with the EMA relating to three strengths in 30 markets.

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe Gross Profit

Gross profit from our Europe segment in the second quarter of 2023 was $640 million, a decrease of 9% compared to $703 million in the second quarter of 2022.

Gross profit margin for our Europe segment in the second quarter of 2023 decreased to 55.0%, compared to 60.0% in the second quarter of 2022. This decrease was mainly due to higher cost of goods sold, mainly driven by rising costs due to inflationary and other macroeconomic pressures, as well as a favorable impact of hedging activities in the second quarter of 2022.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the second quarter of 2023 were $53 million, a decrease of 5% compared to $56 million in the second quarter of 2022.

For a description of our R&D expenses in the second quarter of 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the second quarter of 2023 were $194 million, a decrease of 1% compared to $196 million in the second quarter of 2022.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the second quarter of 2023 were $61 million, a decrease of 4% compared to $63 million in the second quarter of 2022.

Europe Profit

Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the second quarter of 2023 was $334 million, a decrease of 14%, compared to $389 million in the second quarter of 2022. This decrease was mainly due to lower gross profit as described above.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023		2022

	(U.S. $ in millions /% of Segment Revenues)
Revenues	$479	100%	$454	100%
Gross profit	254	53.2%	242	53.3%
R&D expenses	21	4.3%	19	4.2%
S&M expenses	110	23.0%	99	21.7%
G&A expenses	29	6.0%	30	6.7%
Other income	(28)	(5.9%)	(1)	§

Segment profit*	$124	25.8%	$95	20.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

International Markets Revenues

Our International Markets segment includes all countries in which we operate other than those in our North America and Europe segments. The International Markets segment includes more than 35 countries, covering a substantial portion of the global pharmaceutical market. The countries in our International Markets segment include highly regulated, pure generic markets, such as Israel, branded generics-oriented markets, such as Russia and certain Latin America markets and hybrid markets, such as Japan.

In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form 10-Q, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results. We have no manufacturing or R&D facilities in these markets. During the six months ended June 30, 2023, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, we entered into hedges to hedge our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of the second quarter of 2023, we were unable to renew certain of our expiring hedging positions due to the liquidity situation in the market for Russian rubles and we currently hedge a small part of our projected net revenues for 2023. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in the second quarter of 2023 were $479 million, an increase of 5% compared to the second quarter of 2022. In local currency terms, revenues increased by 13% compared to the second quarter of 2022, mainly due to higher revenues from generic products in most markets, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

In the second quarter of 2023, revenues were negatively impacted by exchange rate fluctuations of $35 million, net of hedging effects, compared to the second quarter of 2022. Revenues in the second quarter of 2023 included a positive hedging impact of $6 million, compared to a negative hedging impact of $17 million in the second quarter of 2022, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Percentage Change
	2023	2022	2023-2022
	(U.S. $ in millions)
Generic products	$394	$394	§
AJOVY	9	10	(18%)
COPAXONE	10	9	1%
Other	67	40	68%

Total	$479	$454	5%

§	Represents an amount less than 0.5%.

Generic products revenues (including OTC products) in our International Markets segment in the second quarter of 2023 were flat compared to the second quarter of 2022. In local currency terms, revenues increased by 13% compared to the second quarter of 2022, mainly due to higher revenues in most markets, largely driven by price increases largely as a result of rising costs due to inflationary pressure, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

AJOVY was launched in certain markets in our International Markets segment, including in Japan in August 2021. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in the second quarter of 2023 were $9 million, compared to $10 million in the second quarter of 2022.

COPAXONE revenues in our International Markets segment in the second quarter of 2023 were $10 million compared to $9 million in the second quarter of 2022.

AUSTEDO was launched in China and Israel during 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. We continue with additional submissions in various other markets.

International Markets Gross Profit

Gross profit from our International Markets segment in the second quarter of 2023 was $254 million, an increase of 5% compared to $242 million in the second quarter of 2022.

Gross profit margin for our International Markets segment in the second quarter of 2023 decreased to 53.2%, compared to 53.3% in the second quarter of 2022. This decrease was mainly due to regulatory price reductions and generic competition to off-patented products in Japan, as well as rising costs due to inflationary and other macroeconomic pressures, partially offset by price increases largely as a result of such inflationary pressures, and the negative hedging impact in the second quarter of 2022.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the second quarter of 2023 were $21 million, an increase of 7% compared to the second quarter of 2022.

For a description of our R&D expenses in the second quarter of 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the second quarter of 2023 were $110 million, an increase of 12% compared to the second quarter of 2022, mainly to support revenue growth.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the second quarter of 2023 were $29 million, a decrease of 5% compared to $30 million in the second quarter of 2022.

International Markets Other Income

Other income relating to our International Markets segment in the second quarter of 2023 was $28 million, compared to $1 million in the second quarter of 2022. Other income in the second quarter of 2023 included a capital gain from the sale of assets.

International Markets Profit

Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the second quarter of 2023 was $124 million, an increase of 30%, compared to $95 million in the second quarter of 2022. This increase was mainly due to higher other income and higher gross profit in the second quarter of 2023, partially offset by higher S&M expenses in the second quarter of 2023.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.

Our revenues from other activities in the second quarter of 2023 were $245 million, a decrease of 5% in both U.S. dollars and local currency terms compared to the second quarter of 2022.

API sales to third parties in the second quarter of 2023 were $152 million, a decrease of 14% in both U.S. dollars and local currency terms, compared to the second quarter of 2022.

Teva Consolidated Results

Revenues

Revenues in the second quarter of 2023 were $3,878 million, an increase of 2% compared to the second quarter of 2022. In local currency terms, revenues increased by 4%, mainly due to higher revenues from AUSTEDO and Anda in our North America segment and from generic products in our International Markets segment, partially offset by lower revenues from generic products and from COPAXONE in our North America segment as well as from API sales to third parties. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the second quarter of 2023, including hedging effects, negatively impacted revenues by $51 million, compared to the second quarter of 2022. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the second quarter of 2023 was $1,796 million, flat compared to the second quarter of 2022.

Gross profit margin was 46.3% in the second quarter of 2023, compared to 47.4% in the second quarter of 2022. This decrease was mainly driven by rising costs due to inflationary and other macroeconomic pressures, an increase in revenues with lower profitability from Anda in our North America segment and lower revenues from COPAXONE, partially offset by higher revenues from AUSTEDO.

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

Our R&D activities for innovative medicines and biosimilar products in each of our segments include costs of discovery research, preclinical development, drug formulation, early- and late-stage clinical development and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to phase 3; (iii) late-stage projects in phase 3 programs, including where a new drug application is currently pending approval; (iv) post-approval studies for marketed products; and (v) indirect expenses, such as costs of internal administration, infrastructure and personnel.

R&D expenses in the second quarter of 2023 were $240 million, an increase of 5% compared to $228 million in the second quarter of 2022.

In the second quarter of 2023, our R&D expenses related primarily to innovative product candidates in neuroscience (such as neuropsychiatry, including post-approval commitments), immunology and immuno-oncology and selected other areas, as well as generic products and biosimilars.

Our higher R&D expenses in the second quarter of 2023, compared to the second quarter of 2022, were mainly due to an increase in neuroscience (mainly neuropsychiatry), in immunology and immuno-oncology, as well as in various generics and biosimilar products.

R&D expenses as a percentage of revenues were 6.2% in the second quarter of 2023, compared to 6.0% in the second quarter of 2022.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of August 2, 2023:

	Phase 2	Phase 3	Pre-Submission	Under Regulatory Review
Neuroscience		Olanzapine LAI Schizophrenia (September 2022)

Immunology	Anti- TL1A (TEV-48574) Inflammatory Bowel Disease	ICS/SABA (TEV-56248) Respiratory (February 2023)

Other			Digihaler® (beclomethasone dipropionate HFA)(U.S.)	Digihaler® (budesonide and formoterol fumarate dihydrate) (EU)(1)

(1)	Approved in the U.K.

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

Selling and Marketing (S&M) Expenses

S&M expenses in the second quarter of 2023 were $603 million, an increase of 2% compared to the second quarter of 2022. This increase was mainly a result of the factors discussed above under “—North America segment—S&M Expenses” and “—International Markets Segment—S&M Expenses.”

S&M expenses as a percentage of revenues were 15.5% in the second quarter of 2023, compared to 15.7% in the second quarter of 2022.

General and Administrative (G&A) Expenses

G&A expenses in the second quarter of 2023 were $307 million, a decrease of 2% compared to the second quarter of 2022.

G&A expenses as a percentage of revenues were 7.9% in the second quarter of 2023 compared to 8.3% in the second quarter of 2022.

Intangible Asset Impairments

We recorded expenses of $63 million for identifiable intangible asset impairments in the second quarter of 2023, compared to expenses of $51 million in the second quarter of 2022. See note 5 to our consolidated financial statements.

Goodwill Impairment

We recorded a goodwill impairment charge of $700 million related to our International Markets reporting unit in the second quarter of 2023, compared to a goodwill impairment charge of $745 million in the second quarter of 2022, of which $479 million was related to our International Markets reporting unit and $266 million was related to Teva’s API reporting unit. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $100 million for other asset impairments, restructuring and other items in the second quarter of 2023, compared to expenses of $118 million in the second quarter of 2022. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $462 million in legal settlements and loss contingencies in the second quarter of 2023, compared to expenses of $729 million in the second quarter of 2022. See note 9 to our consolidated financial statements.

Other Income

Other income in the second quarter of 2023 was $33 million, compared to $34 million in the second quarter of 2022.

Other income in the second quarter of 2023 included a capital gain from the sale of assets related to our International Markets segment. Other income in the second quarter of 2022 was mainly related to a capital gain related to the sale of an R&D site.

Operating Income (Loss)

Operating loss was $646 million in the second quarter of 2023, compared to an operating loss of $949 million in the second quarter of 2022. The lower operating loss in the second quarter of 2023 was mainly due to higher legal settlements and loss contingencies in the second quarter of 2022.

Operating loss as a percentage of revenues was 16.7% in the second quarter of 2023, compared to an operating loss as a percentage of revenues of 25.1% in the second quarter of 2022.

Financial Expenses, Net

In the second quarter of 2023, financial expenses were $268 million, mainly comprised of net-interest expenses of $240 million. In the second quarter of 2022, financial expenses were $211 million, mainly comprised of net-interest expenses of $229 million, partially offset by a positive exchange rate impact driven mainly from currencies which we were unable to hedge, such as the Russian ruble.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
	(U.S. $ in millions)
North America profit	$520	$481
Europe profit	334	389
International Markets profit	124	95

Total reportable segments profit	977	964
Profit (loss) of other activities	33	55

Total segments profit	1,011	1,019
Amounts not allocated to segments:
Amortization	162	212
Other assets impairments, restructuring and other items	100	118
Goodwill impairment	700	745
Intangible assets impairments	63	51
Legal settlements and loss contingencies	462	729
Other unallocated amounts	170	113

Consolidated operating income (loss)	(646)	(949)

Financial expenses, net	268	211

Consolidated income (loss) before income taxes	$(914)	$(1,160)

Income Taxes

In the second quarter of 2023, we recognized a tax benefit of $16 million, on a pre-tax loss of $914 million. In the second quarter of 2022, we recognized a tax benefit of $900 million, on a pre-tax loss of $1,160 million. See note 11 to our consolidated financial statements.

Share in (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net in the second quarter of 2023 was $1 million. We did not have any share in (profits) losses of associated companies, net in the second quarter of 2022.

Net Income (Loss) Attributable to Teva

Net loss was $863 million in the second quarter of 2023, compared to net loss of $232 million in the second quarter of 2022. The higher net loss in the second quarter of 2023 was mainly due to a lower tax benefit, partially offset by lower operating loss, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended June 30, 2023 and 2022 was 1,120 million and 1,110 million shares, respectively.

Diluted loss per share was $0.77 in the second quarter of 2023, compared to diluted loss per share of $0.21 in the second quarter of 2022. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of June 30, 2023 and 2022, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,157 million and 1,144 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the second quarter of 2023, approximately 46% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Canadian dollar, Russian ruble, Japanese yen, Swiss franc and new Israeli shekel) impact our results.

During the second quarter of 2023, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Argentinian peso by 49%, Turkish lira by 24%, Ukrainian hryvna by 20%, Russian ruble by 17%, Israeli shekel by 8%, Swedish krona by 7% and the British pound by 1%. The following main currencies increased in value against the U.S. dollar: Mexican peso by 13%, Swiss franc by 7%, Hungarian forint by 6%, Chilean peso by 5% and the euro by 2%.

As a result, exchange rate movements during the second quarter of 2023, including hedging effects, negatively impacted overall revenues by $51 million and operating income by $38 million, compared to the second quarter of 2022.

In the second quarter of 2023, a positive hedging impact of $4 million was recognized under revenues, and a negative hedging impact of $2 million was recognized under cost of sales. In the second quarter of 2022, a positive hedging impact of $17 million was recognized under revenues and a negative hedging impact of $3 million was recognized under cost of sales.

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

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the six months ended June 30, 2023 and 2022. Where there are different factors affecting the six months comparison, we have described them below.

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,757	100%	$3,641	100%
Gross profit	1,857	49.4%	1,899	52.2%
R&D expenses	315	8.4%	289	7.9%
S&M expenses	487	12.9%	501	13.7%
G&A expenses	208	5.5%	239	6.6%
Other income	(5)	§	(12)	§

Segment profit*	$852	22.7%	$883	24.2%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

North America Revenues

Our North America segment includes the United States and Canada. Revenues from our North America segment in the first six months of 2023 were $3,757 million, an increase of 3% compared to $3,641 million in the first six months of 2022.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Percentage Change
	2023	2022	2023-2022
	(U.S. $ in millions)
Generic products	$1,793	$1,925	(7%)
AJOVY	107	86	24%
AUSTEDO	478	358	33%
BENDEKA and TREANDA	131	165	(20%)
COPAXONE	139	180	(23%)
Anda	816	650	26%
Other	293	278	5%

Total	$3,757	$3,641	3%

*	Other revenues in the first six months of 2023 increased mainly due to a reduction in estimated liabilities in connection with ProAir® HFA following its discontinuation on October 1, 2022.

North America Gross Profit

Gross profit from our North America segment in the first six months of 2023 was $1,857 million, a decrease of 2%, compared to $1,899 million in the first six months of 2022.

Gross profit margin for our North America segment in the first six months of 2023 decreased to 49.4% compared to 52.2% in the first six months of 2022.

North America R&D Expenses

R&D expenses relating to our North America segment in the first six months of 2023 were $315 million, an increase of 9%, compared to $289 million in the first six months of 2022.

North America S&M Expenses

S&M expenses relating to our North America segment in the first six months of 2023 were $487 million, a decrease 3%, compared to $501 million in the first six months of 2022.

North America G&A Expenses

G&A expenses relating to our North America segment in the first six months of 2023 were $208 million, a decrease of 13%, compared to $239 million in the first six months of 2022.

North America Profit

Profit from our North America segment in the first six months of 2023 was $852 million, a decrease of 3%, compared to $883 million in the first six months of 2022. This decrease was mainly due to higher cost of goods sold, mainly driven by rising costs due to inflationary and other macroeconomic pressures, as mentioned above, partially offset by higher revenues from AUSTEDO as well as lower operational expenses.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023		2022

	(U.S. $ in millions /% of Segment Revenues)
Revenues	$2,347	100%	$2,327	100%
Gross profit	1,294	55.2%	1,397	60.0%
R&D expenses	106	4.5%	114	4.9%
S&M expenses	381	16.2%	393	16.9%
G&A expenses	130	5.5%	122	5.2%
Other (income) expense	(1)	§	(1)	§

Segment profit*	$679	28.9%	$769	33.1%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom, and certain other European countries.

Revenues from our Europe segment in the first six months of 2023 were $2,347 million, an increase of 1% or $20 million, compared to the first six months of 2022. In local currency terms, revenues increased by 5% compared to the first six months of 2022, mainly due to higher demand and price increases from generic products and growth in volume from AJOVY, partially offset by lower sales from COPAXONE.

In the first six months of 2023, revenues were negatively impacted by exchange rate fluctuations of $87 million, net of hedging effects, compared to the first six months of 2022. Revenues in the first six months of 2023 included $7 million from a negative hedging impact, which are included in “Other” in the table below. Revenues in the first six months of 2022 included $39 million from a positive hedging impact. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Percentage Change
	2023	2022	2023-2022
	(U.S. $ in millions)
Generic products	$1,841	$1,749	5%
AJOVY	74	60	25%
COPAXONE	119	144	(17%)
Respiratory products	134	137	(2%)
Other	178	238	(25%)

Total	$2,347	$2,327	1%

Europe Gross Profit

Gross profit from our Europe segment in the first six months of 2023 was $1,294 million, a decrease of 7% compared to $1,397 million in the first six months of 2022.

Gross profit margin for our Europe segment in the first six months of 2023 decreased to 55.2% compared to 60.0% in the first six months of 2022.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first six months of 2023 were $106 million, a decrease of 7% compared to $114 million in the first six months of 2022.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first six months of 2023 were $381 million, a decrease of 3% compared to $393 million in the first six months of 2022.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first six months of 2023 were $130 million, an increase of 7% compared to $122 million in the first six months of 2022.

Europe Profit

Profit from our Europe segment in the first six months of 2023 was $679 million, a decrease of 12% compared to $769 million in the first six months of 2022.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023		2022

	(U.S. $ in millions /% of Segment Revenues)
Revenues	$971	100%	$946	100%
Gross profit	517	53.2%	528	55.8%
R&D expenses	40	4.2%	39	4.1%
S&M expenses	208	21.4%	196	20.7%
G&A expenses	60	6.2%	60	6.3%
Other (income) expense	(29)	(3.0%)	(41)	(4.3%)

Segment profit*	$237	24.5%	$274	29.0%

*	Segment profit does not include amortization and certain other items.

International Markets Revenues

Our International Markets segment includes all countries other than those in our North America and Europe segments. Revenues from our International Markets segment in the first six months of 2023 were $971 million, an increase of $25 million, or 3%, compared to the first six months of 2022. In local currency terms, revenues increased by 11%.

In the first six months of 2023, revenues were negatively impacted by exchange rate fluctuations of $77 million net of hedging effects, compared to the first six months of 2022. Revenues in the first six months of 2023 included a positive hedging impact of $7 million, compared to a negative hedging impact of $5 million which were included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022

	(U.S. $ in millions)
Generic products	$793	$782
AJOVY	19	16
COPAXONE	22	20
Other	137	128

Total	$971	$946

International Markets Gross Profit

Gross profit from our International Markets segment in the first six months of 2023 was $517 million, compared to $528 million in the first six months of 2022.

Gross profit margin for our International Markets segment in the first six months of 2023 was 53.2%, a decrease of 2.6% compared to the first six months of 2022.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first six months of 2023 were $40 million, an increase of 3% compared to $39 million in the first six months of 2022.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first six months of 2023 were $208 million, an increase of 6% compared to $196 million in the first six months of 2022.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first six months of 2023 were $60 million flat compared to the first six months of 2022.

International Markets Other Income

Other income in the first six months of 2023 was $29 million, compared to $41 million in the first six months of 2022. Other income in the first six months of 2023 was included a capital gain from the sale of assets. Other income in the first six months of 2022 was mainly the result of settlement proceeds.

International Markets Profit

Profit from our International Markets segment in the first six months of 2023 was $237 million, a decrease of 13%, compared to $274 million in the first six months of 2022. This decrease was mainly due to lower gross profit, lower other income as well as higher S&M expenses in the first six months of 2023.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.

Our revenues from other activities in the first six months of 2023 decreased by 13% to $464 million, compared to the first six months of 2022. In local currency terms, revenues decreased by 12%.

API sales to third parties in the first six months of 2023 were $284 million, a decrease of 21% in both U.S. dollars and local currency terms, compared to the first six months of 2022.

Teva Consolidated Results

Revenues

Revenues in the first six months of 2023 were $7,539 million, an increase of 1% compared to the first six months of 2022. In local currency terms, revenues increased by 4%, compared to the first six months of 2022.

Exchange rate movements during the first six months of 2023, including hedging effects, negatively impacted revenues by $180 million, compared to the first six months of 2022. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the first six months of 2023 was $3,378 million, a decrease of 4% compared to the first six months of 2022.

Gross profit margin was 44.8% in the first six months of 2023, compared to 47.5% in the first six months of 2022.

Research and Development (R&D) Expenses

R&D expenses in the first six months of 2023 were $473 million, an increase of 5% compared to the first six months of 2022.

R&D expenses as a percentage of revenues were 6.3% in the first six months of 2023, compared to 6.1% in the first six months of 2022.

Selling and Marketing (S&M) Expenses

S&M expenses in the first six months of 2023 were $1,149 million, a decrease of 2% compared to the first six months of 2022, mainly due to exchange rate fluctuations in our Europe segment as well as cost efficiencies in our North America segment during the first quarter of 2023.

S&M expenses as a percentage of revenues were 15.2% in the first six months of 2023, compared to 15.8% in the first six months of 2022.

General and Administrative (G&A) Expenses

G&A expenses in the first six months of 2023 were $602 million, a decrease of 1% compared to the first six months of 2022.

G&A expenses as a percentage of revenues were 8.0% in the first six months of 2023, compared to 8.2% in the first six months of 2022.

Intangible Asset Impairments

We recorded expenses of $241 million for identifiable intangible asset impairments, in the first six months of 2023, compared to expenses of $199 million in the first six months of 2022. See note 5 to our consolidated financial statements.

Goodwill Impairment

We recorded a goodwill impairment charge of $700 million related to our International Markets reporting unit in the first six months of 2023, compared to a goodwill impairment charge of $745 million in the first six months of 2022, of which $479 million was related to our International Markets reporting unit and $266 million was related to Teva’s API reporting unit. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $195 million for other asset impairments, restructuring and other items in the first six months of 2023, compared to expenses of $246 million in the first six months of 2022. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $695 million in legal settlements and loss contingencies in the first six months of 2023, compared to expenses of $1,854 million in the first six months of 2022. See note 9 to our consolidated financial statements.

Other Income

Other income in the first six months of 2023 was $34 million, compared to $87 million in the first six months of 2022. Other income in the first six months of 2023 included a capital gain from the sale of assets related to our International Markets segment. Other income in the first six months of 2022 was mainly the result of settlement proceeds in our International Markets segment as well as a capital gain related to the sale of an R&D site.

Operating Income (Loss)

Operating loss was $644 million in the first six months of 2023, compared to an operating loss of $1,662 million in the first six months of 2022.

Operating loss as a percentage of revenues was 8.5% in the first six months of 2023, compared to an operating loss as a percentage of revenues of 22.3% in the first six months of 2022.

Financial Expenses, Net

In the first six months of 2023, financial expenses were $528 million, mainly comprised of net-interest expenses of $476 million. In the first six months of 2022, financial expenses were $468 million, mainly comprised of net-interest expenses of $469 million.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30,
	2023	2022

	(U.S. $ in millions)
North America profit	$852	$883
Europe profit	679	769
International Markets profit	237	274

Total reportable segments profit	1,769	1,926
Profit (loss) of other activities	27	107

Total segments profit	1,796	2,032
Amounts not allocated to segments:
Amortization	326	412
Other assets impairments, restructuring and other items	195	246
Goodwill impairment	700	745
Intangible asset impairments	241	199
Legal settlements and loss contingencies	695	1,854
Other unallocated amounts	282	240

Consolidated operating income (loss)	(644)	(1,662)

Financial expenses, net	528	468

Consolidated income (loss) before income taxes	$(1,172)	$(2,131)

Income Taxes

In the first six months of 2023, we recognized a tax benefit of $35 million, on pre-tax loss of $1,172 million. In the first six months of 2022, we recognized a tax benefit of $899 million, on pre-tax loss of $2,131 million. See note 11 to our consolidated financial statements.

Share in (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net in the first six months of 2023 was $1 million, compared to share in profits of $21 million in the first six months of 2022. Share in profits of associated companies, net in the first six months of 2022 was mainly related to the difference between the book value of our investment in Novetide and its fair value as of the date we completed its acquisition in January 2022.

Net Income (Loss) Attributable to Teva

Net loss was $1,068 million in the first six months of 2023, compared to net loss of $1,187 million in the first six months of 2022. The lower net loss in the first six months of 2023 was mainly due to lower legal settlements and loss contingencies partially offset by a lower tax benefit, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the six months ended June 30, 2023 and 2022 was 1,118 million and 1,109 million shares, respectively.

Basic and diluted loss per share was $0.96 for the six months ended June 30, 2023, compared to basic and diluted loss per share of $1.07 for the six months ended June 30, 2022. See note 13 to our consolidated financial statements.

Impact of Currency Fluctuations on Results of Operations

In the first six months of 2023, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in markets in which we operate (primarily the euro, British pound, Canadian dollar, Russian ruble, Japanese yen, Swiss franc and new Israeli shekel) impact our results.

During the first six months of 2023, the following main currencies relevant to our operations decreased in value against the U.S. dollar: Argentinian peso by 47%, Turkish lira by 25%, Ukrainian hryvna by 21%, Japanese yen by 9%, new Israeli shekel by 9%, Swedish krona by 9%, British pound by 5% and the euro by 1% (all compared on a six-month average basis). The following main currencies relevant to our operations increased in value against the U.S. dollar: Mexican peso by 12%, Swiss franc by 3% and Chilean peso by 2%.

As a result, exchange rate movements during the first six months of 2023, including hedging effects, negatively impacted overall revenues by $180 million and our operating income by $70 million, in comparison to the first six months of 2022.

In the first six months of 2023, a negative hedging impact of $2 million was recognized under revenues, and a negative hedging impact of $1 million was recognized under cost of sales. In the first six months of 2022, a positive hedging impact of $35 million was recognized under revenues and a negative hedging impact of $4 million was recognized under cost of sales.

Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.

Liquidity and Capital Resources

Total balance sheet assets were $43,095 million as of June 30, 2023, compared to $44,006 million as of December 31, 2022.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $489 million as of June 30, 2023, compared to negative $119 million as of December 31, 2022. This decrease was mainly due to an increase in accounts payables, resulting primarily from more favorable vendor payment terms that went into effect in the second quarter of 2023 and higher inventory purchases, as well as by an increase in provisions for legal settlements and loss contingencies, partially offset by an increase in inventory levels, in accounts receivables, net of SR&A, in prepaid expenses, and a decrease in employee-related obligations.

Employee-related obligations, as of June 30, 2023 were $451 million, compared to $566 million as of December 31, 2022. The decrease in the first six months of 2023 was mainly due to performance incentive payments to employees for 2022, partially offset by an accrual for performance incentive payments to employees for 2023.

Cash investment in property, plant and equipment in the second quarter of 2023 was $119 million, compared to $127 million in the second quarter of 2022. Depreciation in the second quarter of 2023 was $138 million, compared to $146 million in the second quarter of 2022.

Cash and cash equivalents and short-term and long-term investments as of June 30, 2023 were $2,680 million, compared to $2,817 million as of December 31, 2022.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily our $1.8 billion unsecured syndicated sustainability-linked revolving credit facility, entered into in April 2022, as amended in February 2023 (“RCF”). See note 7 to our consolidated financial statements.

Debt Balance and Movements

As of June 30, 2023, our debt was $20,678 million, compared to $21,212 million as of December 31, 2022. This decrease was mainly due to $646 million senior notes repaid at maturity, partially offset by $156 million of exchange rate fluctuations. Additionally, during the first quarter of 2023, we repurchased $2,506 million aggregate principal amount of notes upon consummation of a cash tender offer, and issued $2,445 million of sustainability-linked senior notes net of issuance costs. For further information, see note 7 to our consolidated financial statements.

In July 2023, a total amount of $700 million was withdrawn under the RCF and is outstanding as of the date of this Quarterly Report on Form 10-Q.

In July 2023, we repaid $1,000 million of our 2.8% senior notes at maturity.

Our debt as of June 30, 2023 was effectively denominated in the following currencies: 62% in U.S. dollars, 36% in euros and 2% in Swiss francs.

The portion of total debt classified as short-term as of June 30, 2023 and as of December 31, 2022 was 10%.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 73% as of June 30, 2023 and as of December 31, 2022.

Our average debt maturity was approximately 6.2 years as of June 30, 2023, compared to 5.8 years as of December 31, 2022.

Total Equity

Total equity was $7,708 million as of June 30, 2023, compared to $8,691 million as of December 31, 2022. This decrease was mainly due to a net loss of $1,136 million, partially offset by a positive impact of $81 million from exchange rate fluctuations.

Exchange rate fluctuations affected our balance sheet, as approximately 92% of our net assets as of June 30, 2023 (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2022, changes in currency rates as of June 30, 2023 had a positive impact of $81 million on our equity. The following main currencies increased in value against the U.S. dollar: Mexican peso by 12%, Polish zloty by 7%, Chilean peso by 5%, Peruvian sol by 4%, British pound by 4% and the euro by 2%. The following main currencies decreased in value against the U.S. dollar: Russian ruble by 18% and Japanese yen by 10%. All comparisons are on a year-to-date basis.

Cash Flow

We continually seek to improve the efficiency of our working capital management. Periodically, as part of our cash and commercial relationship management activities, we make decisions in our commercial and supply chain activities which may drive an acceleration of receivable payments from customers, or deceleration of payments to vendors. This has the effect of increasing or decreasing cash from operations during any given period. Increased cash from operations has the effect of reducing our leverage ratio, which is measured net of cash and cash equivalents, as of the end of such period. In connection with strategic continual improvement, we obtained more favorable payment terms from many of our vendors which are expected to continue in future periods. In addition, in periods in which receivable payments from customers are delayed, we have and expect we may in the future extend the time to pay certain vendors, so as to balance our liquidity position. Such decisions may have a material impact on our annual operating cash flow measurement, as well as on our quarterly results.

Cash flow generated from operating activities during the second quarter of 2023 was $324 million, compared to $123 million in the second quarter of 2022. The higher cash flow generated in the second quarter of 2023 resulted mainly from changes in working capital items, including a positive impact from accounts receivables, net of SR&A, and from inventory levels, partially offset by a negative impact from accounts payables.

During the second quarter of 2023, we generated free cash flow of $632 million, which we define as comprising $324 million in cash flow generated from operating activities, $371 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $56 million in proceeds from divestitures of businesses and other assets, partially offset by $119 million in cash used for capital investment. During the second quarter of 2022, we generated free cash flow of $301 million, which we define as comprising $123 million in cash flow generated from operating activities, $287 million in beneficial interest collected in exchange for securitized accounts receivables and $18 million in proceeds from divestitures of businesses and other assets, partially offset by $127 million in cash used for capital investment. The increase in the second quarter of 2023, resulted mainly from higher cash flow generated from operating activities, as well as higher proceeds from sale of business and long-lived assets.

Dividends

We have not paid dividends on our ordinary shares or ADSs since December 2017.

Commitments

In addition to financing obligations under short-term debt and long-term senior notes and loans, debentures and convertible debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements and participation in joint ventures associated with R&D activities. For further information on our agreements with Modag, Alvotech, Takeda and MedinCell, see note 2 to our consolidated financial statements.

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

The following tables present our non-GAAP net income and non-GAAP EPS for the three and six months ended June 30, 2023 and 2022, as well as reconciliations of each measure to their nearest GAAP equivalents:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions except per share amounts)	2023	2022	2023	2022
Net income (Loss) attributable to Teva	($) (863)	(232)	($) (1,068)	(1,187)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets	162	212	326	412
Legal settlements and loss contingencies	462	729	695	1,854
Goodwill impairment	700	745	700	745
Impairment of long-lived assets	74	65	262	230
Restructuring costs	10	35	66	92
Costs related to regulatory actions taken in facilities	1	3	2	4
Equity compensation	30	39	62	63
Contingent consideration	70	61	90	94
Loss (Gain) on sale of business	1	(31)	1	(31)
Accelerated depreciation	24	32	49	33
Financial expenses	16	23	39	33
Share in profits (losses) of associated companies – net	—	0	—	(22)
Items attributable to non-controlling interests	(49)	(39)	(90)	(50)
Other non-GAAP items*	123	80	186	201
Corresponding tax effects and unusual tax items	(131)	(965)	(235)	(1,105)
Non-GAAP net income attributable to Teva	($) 629	754	($) 1,085	1,363
Non-GAAP tax rate**	15.2%	7.7%	15.3%	12.9%
GAAP diluted earnings (loss) per share attributable to Teva	($) (0.77)	(0.21)	($) (0.96)	(1.07)
EPS difference***	1.33	0.89	1.92	2.29
Non-GAAP diluted EPS attributable to Teva***	($) 0.56	0.68	($) 0.96	1.22
Non-GAAP average number of shares (in millions)***	1,129	1,114	1,127	1,116

*

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, certain inventory write-offs, material litigation fees and other unusual events.

**

Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above.

***	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

Off-Balance Sheet Arrangements

Except for securitization transactions, which are disclosed in note 10f to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, we do not have any material off-balance sheet arrangements.

Critical Accounting Policies

For a summary of our significant accounting policies, see note 1 to our consolidated financial statements and “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2022. Additionally, see note 6 to our consolidated financial statements on this Form 10-Q for disclosure regarding reporting units at risk identified during our annual goodwill impairment test.

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

After evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

PART II — OTHER
INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various litigation and other legal proceedings. For a discussion of these matters, see “Commitments and Contingencies” included in note 10 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form
10-Q.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2023.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended June 30, 2023 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the quarter ended June 30, 2023, none of our directors or officers adopted or terminated a Rule
10b5-1
trading arrangement or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K).

ITEM 6.	EXHIBITS

10.1	Teva Global Opioids Settlement Agreement, effective on August 7, 2023, between Teva Pharmaceutical Industries Ltd. and the states, subdivisions and special districts named therein*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: August 2, 2023	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)