Form 10-Q
period 2023-09-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2023-11-09
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Act).

Yes  ☐
No

☒
As of September 30, 2023, the registrant had 1,120,971,202 ordinary shares outstanding.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q, and the reports and documents incorporated by reference in this Quarterly Report on Form 10-Q, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Important factors that could cause or contribute to such differences include risks relating to:

•

our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; delays in launches of new generic products; the increase in the number of competitors targeting generic opportunities and seeking U.S. market exclusivity for generic versions of significant products; our ability to develop and commercialize biopharmaceutical products; competition for our innovative medicines, including AUSTEDO®, AJOVY® and COPAXONE®; our ability to achieve expected results from investments in our product pipeline; our ability to develop and commercialize additional pharmaceutical products; our ability to successfully launch and execute our new Pivot to Growth strategy, including to expand our innovative and biosimilar medicines pipeline and profitably commercialize the innovative medicines and biosimilar portfolio, whether organically or through business development, and to sustain and focus our portfolio of generics medicines; and the effectiveness of our patents and other measures to protect our intellectual property rights, including any potential challenges to our Orange Book patent listings in the U.S.;

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

•

compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory environments; increased legal and regulatory action in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan® (naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; product liability claims; failure to comply with complex Medicare, Medicaid and other governmental programs reporting and payment obligations; compliance with anti-corruption, sanctions and trade control laws; environmental risks; and the impact of Environmental, Social and Governance (“ESG”) issues;

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

•

the impact of the state of war declared in Israel and the military activity in the region, including the risk of disruptions to our operations and facilities, such as our manufacturing and R&D facilities, located in Israel, the impact of our employees who are military reservists being called to active military duty, and the impact of the war on the economic, social and political stability of Israel;

•

other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our long-lived assets; the impact of geopolitical conflicts including the state of war declared in Israel and the conflict between Russia and Ukraine; potential significant increases in tax liabilities; and the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business;

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
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,249	$2,801
Accounts receivables, net of allowance for credit losses of $86 million and $91 million as of September 30, 2023 and December 31, 2022	3,385	3,696
Inventories	4,051	3,833
Prepaid expenses	1,168	1,162
Other current assets	520	549
Assets held for sale	51	10

Total current assets	11,425	12,051
Deferred income taxes	1,748	1,453
Other non-current assets	477	441
Property, plant and equipment, net	5,622	5,739
Operating lease right-of-use assets, net	406	419
Identifiable intangible assets, net	5,525	6,270
Goodwill	16,885	17,633

Total assets	$42,088	$44,006

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,479	$2,109
Sales reserves and allowances	3,351	3,750
Accounts payables	2,280	1,887
Employee-related obligations	530	566
Accrued expenses	2,741	2,151
Other current liabilities	1,011	1,005

Total current liabilities	11,394	11,469
Long-term liabilities:
Deferred income taxes	544	548
Other taxes and long-term liabilities	3,818	3,847
Senior notes and loans	18,495	19,103
Operating lease liabilities	324	349

Total long-term liabilities	23,182	23,846

Commitments and contingencies , see note 10
Total liabilities	34,576	35,315

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; September 30, 2023 and December 31, 2022: authorized 2,495 million shares; issued 1,227 million shares and 1,217 million shares, respectively.	57	57
Additional paid-in capital	27,780	27,688
Accumulated deficit	(13,870)	(12,882)
Accumulated other comprehensive loss	(2,910)	(2,838)
Treasury shares as of September 30, 2023 and December 31, 2022: 106 million ordinary shares	(4,128)	(4,128)

	6,929	7,897

Non-controlling interests	582	794

Total equity	7,512	8,691

Total liabilities and equity	$42,088	$44,006

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenues	$3,850	$3,595	$11,389	$11,041
Cost of sales	1,999	1,926	6,159	5,839

Gross profit	1,851	1,669	5,230	5,203
Research and development expenses	253	175	726	628
Selling and marketing expenses	576	539	1,726	1,716
General and administrative expenses	268	283	870	892
Intangible assets impairments	47	24	289	223
Goodwill impairment	—	—	700	745
Other assets impairments, restructuring and other items	46	36	241	282
Legal settlements and loss contingencies	314	195	1,009	2,048
Other income	(9)	(2)	(43)	(88)

Operating income (loss)	355	419	(289)	(1,244)
Financial expenses, net	280	252	808	721

Income (loss) before income taxes	75	166	(1,097)	(1,964)
Income taxes (benefit)	(12)	107	(48)	(792)
Share in (profits) losses of associated companies, net	§	1	(1)	(20)

Net income (loss)	88	58	(1,048)	(1,152)
Net income (loss) attributable to non-controlling interests	8	3	(60)	(21)

Net income (loss) attributable to Teva	80	56	(988)	(1,132)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.07	$0.05	$(0.88)	$(1.02)

Diluted	$0.07	$0.05	$(0.88)	$(1.02)

Weighted average number of shares (in millions):
Basic	1,121	1,111	1,119	1,109

Diluted	1,135	1,119	1,119	1,109

§	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income (loss)	$88	$58	$(1,048)	$(1,152)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(255)	(402)	(173)	(684)
Unrealized gain (loss) from derivative financial instruments, net	7	7	19	21
Unrealized loss on defined benefit plans	(1)	—	(2)	—

Total other comprehensive income (loss)	(249)	(395)	(156)	(663)

Total comprehensive income (loss)	(161)	(337)	(1,204)	(1,815)
Comprehensive income (loss) attributable to non-controlling interests	(8)	(40)	(144)	(214)

Comprehensive income (loss) attributable to Teva	$(153)	$(297)	$(1,060)	$(1,601)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)
Balance at June 30, 2023	1,227	57	27,748	(13,950)	(2,677)	(4,128)	7,052	656	7,708
Net Income (loss)				80			80	8	88
Other comprehensive income (loss)					(233)		(233)	(16)	(249)
Issuance of Shares			*				*		*
Stock-based compensation expense			31				31		31
Dividend to non-controlling interests**								(67)	(67)

Balance at September 30, 2023	1,227	$57	$27,780	$(13,870)	$(2,910)	$(4,128)	$6,929	$582	$7,512

*	Represents an amount less than $0.5 million.
**	In connection with a declaration on dividend to non-controlling interests in Teva’s joint venture in Japan.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)
Balance at June 30, 2022	1,216	57	27,625	(11,716)	(2,801)	(4,128)	9,037	791	9,828
Net Income (loss)				56			56	3	58
Other comprehensive income (loss)					(352)		(352)	(43)	(395)
Issuance of Shares	*	*					*		*
Stock-based compensation expense			26				26		26

Balance at September 30, 2022	1,216	$57	$27,652	$(11,660)	$(3,153)	$(4,128)	$8,767	$751	$9,519

*	Represents an amount less than 0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)
Balance at December 31, 2022	1,217	57	27,688	(12,882)	(2,838)	(4,128)	7,897	794	8,691
Net Income (loss)				(988)			(988)	(60)	(1,048)
Other comprehensive income (loss)					(72)		(72)	(84)	(156)
Issuance of Shares	10	*	*				*		*
Stock-based compensation expense			93				93		93
Dividend to non-controlling interests**								(67)	(67)

Balance at September 30, 2023	1,227	$57	$27,780	$(13,870)	$(2,910)	$(4,128)	$6,929	$582	$7,512

*	Represents an amount less than $0.5 million.
**	In connection with a declaration on dividend to non-controlling interests in Teva’s joint venture in Japan.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating activities:
Net income (loss)	$88	58	$(1,048)	(1,152)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	283	321	887	1,002
Impairment of goodwill, long-lived assets and assets held for sale	48	28	1,010	1,002
Net change in operating assets and liabilities	(238)	93	(398)	1,007
Deferred income taxes – net and uncertain tax positions	(199)	44	(349)	(1,214)
Stock-based compensation	31	26	93	88
Other items	(3)	(40)	20	(117)
Net loss (gain) from investments and from sale of long lived assets	(5)	13	(31)	1

Net cash provided by (used in) operating activities	5	543	184	617

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	362	262	1,056	854
Purchases of property, plant and equipment and intangible assets	(149)	(122)	(407)	(406)
Proceeds from sale of business and long lived assets	10	2	68	45
Acquisition of businesses, net of cash acquired	—	—	—	(7)
Purchases of investments and other assets .	(38)	2	(44)	(2)
Other investing activities	(1)	3	(6)	4

Net cash provided by (used in) investing activities	184	147	667	488

Financing activities:
Repayment of senior notes and loans and other long term liabilities	(1,000)	(365)	(4,152)	(661)
Proceeds from senior notes, net of issuance costs	—	—	2,451	—
Proceeds from short term debt	700	—	700	—
Repayment of short term debt	(200)	—	(200)	—
Other financing activities	(76)	(75)	(136)	(115)

Net cash provided by (used in) financing activities	(576)	(439)	(1,337)	(776)

Translation adjustment on cash and cash equivalents	(33)	(84)	(98)	(269)

Net change in cash, cash equivalents and restricted cash	(420)	167	(584)	60
Balance of cash, cash equivalents and restricted cash at beginning of period	2,670	2,091	2,834	2,198

Balance of cash, cash equivalents and restricted cash at end of period	$2,250	2,258	2,250	2,258

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	2,249	2,225	2,249	2,225
Restricted cash included in other current assets . .	1	33	1	33

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,250	2,258	2,250	2,258

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$376	293	1,090	883
Dividend declared to non-controlling interests	$67	—	67	—
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
In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form
10-Q,
sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. As part of the Company’s annual goodwill analysis, Teva identified an increase in the discount rate, which led to a goodwill impairment charge in its International Markets reporting unit. This increase was due to an increase in certain components of the discount rate that were partially attributed to higher risk associated with country-specific characteristics of several countries, such as Russia, that might be a consequence of the conflict. Other than its impact on the goodwill impairment charge, during the three and nine months ended September 30, 2023, the impact of this conflict on Teva’s results of operation and financial condition continues to be immaterial.
In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of this Quarterly Report on Form
10-Q,
the situation is evolving. Israel is included in Teva’s International Markets segment results. Teva’s global headquarters and several manufacturing and R&D facilities are located in Israel. Currently, such activities in Israel remain largely unaffected. Teva continues to maintain contingency plans with backup production locations for key products. As of the date of this Quarterly Report on Form
10-Q,
the impact of this war on Teva’s results of operations and financial condition is immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.
Teva’s results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results that could be expected for the entire fiscal year. Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

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
Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop and co-commercialize Teva’s anti-TL1A (TEV-’574) asset, a novel anti-TL1A therapy for the treatment of ulcerative colitis and Crohn’s disease, two types of inflammatory bowel disease, which is currently in Phase 2b clinical trials. Under the terms of the collaboration agreement, in
partial consideration
of
the licenses granted to Sanofi, Teva will receive an upfront payment of $500
million shortly following closing. Additionally, Teva will receive up to

$1
billion in development and launch milestones. Each company will equally share the remaining
development costs globally and net profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi will lead the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world. The transaction will become effective after customary closing conditions are met, including necessary competition authority approval.
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) that will provide Teva an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin (TEV-’286) and a related compound (TEV-’287). Emrusolmin (TEV-’286) was initially developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A Phase 1b clinical trial for emrusolmin (TEV-’286) was completed and Teva expects to initiate a Phase 2 clinical trial in the coming months. In the fourth quarter of 2021, Teva made an upfront payment of $10
million to Modag that was recorded as an R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to
$30
million, as well as future commercial milestones and royalties.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contains biosimilar candidates addressing multiple therapeutic areas, including proposed biosimilars to Humira
®
(adalimumab) and Stelara
®
(ustekinumab). Under the terms of the agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the U.S. In July 2023, Alvotech and Teva amended their collaboration agreement, adding two new biosimilar candidates as well as line extensions of two current biosimilar candidates to their partnership.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva made an upfront payment in the third quarter of 2020 and additional upfront and milestone payments in the second quarter of 2021 and January 2023, each of which were recorded as R&D expenses, the latter in the fourth quarter of 2022. Additional development and commercial milestone payments of up to approximately
$400
million, royalty payments, and milestone payments related to the amendment of the collaboration agreement entered into in July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share profit from the commercialization of these biosimilars.
The amendment of the collaboration agreement entered into in July 2023 includes increased involvement by Teva regarding manufacturing and quality at Alvotech’s manufacturing facility. In connection with Teva’s amendment of its strategic partnership with Alvotech, on September 29, 2023, Alvotech issued
$40
million of subordinated convertible bonds to Teva.
With respect to the proposed biosimilar to Humira
®
, Alvotech and Teva may sell it in the U.S. once U.S. regulatory approval is obtained after Alvotech addresses the FDA’s comments included in the complete response letters (“CRLs”) from September and December 2022 and from April and June 2023, stating that the application could not be approved at this time based on deficiencies associated with Alvotech’s manufacturing facility. On September 20, 2023, Alvotech announced that the FDA had accepted for review its resubmitted Biologics License Application (“BLA”) for the proposed biosimilar to Humira
®
.
With respect to the proposed biosimilar to Stelara®, on June 12, 2023, Alvotech and Teva reached a settlement and license agreement with Johnson & Johnson, granting a licensed entry date in the U.S. no later than February 21, 2025,
provided that U.S. regulatory approval is obtained by that date. On October 17, 2023, Alvotech announced that it had received a CRL from the FDA in respect of its proposed biosimilar to Stelara®, based upon the deficiencies associated with its manufacturing facility referred to above.
Takeda
In December 2016, Teva entered into a license agreement with a subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), for the research, development, manufacture and commercialization of
ATTENUKINE
TM
technology
. Teva received a $30 million upfront payment and a milestone payment of $20 million in 2017. During the second quarter of 2022,
Takeda initiated its Phase 2 study of modakafusp alfa (formerly TAK ‘573 or TEV ’573)
and as a result paid Teva a milestone payment of $25 million, which was recognized as revenue in the second quarter of 2022. The license agreement stipulates additional milestone payments to Teva of up to $519 million with respect to this product candidate, as well as future royalties.
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
The second selected product candidate is olanzapine LAI (TEV-’749) for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to Phase 3, and as a result a $
3
 million milestone payment was paid to MedinCell which was recognized as R&D expenses. MedinCell may become eligible for further milestones and royalties on sales of olanzapine LAI (TEV-’749).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of September 30, 2023 included a business that is expected to be sold within the next year. Assets held for sale as of December 31, 2022 included certain manufacturing assets that were sold during the second and third quarters of 2023. The table below summarizes all of Teva’s assets and liabilities included as held for sale as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(U.S. $ in millions)
Inventories	7	2
Property, plant and equipment, net and others	25	18
Goodwill	19	—
Adjustments of assets held for sale to fair value	—	(10)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$51	$10

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets, recorded under other current liabilities	$(11)	$—

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

1
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended September 30, 2023
	North America	Europe	International Markets	Other activities	Total

	(U.S.$ in millions)
Sale of goods	1,603	1,117	453	130	3,303
Licensing arrangements	31	13	8	1	53
Distribution	367	§	9	—	377
Other	§	15	15	86	117

	$2,002	$1,146	$485	$217	$3,850

§	Represents an amount less than $0.5 million.

	Three months ended September 30, 2022
	North America	Europe	International Markets	Other activities	Total

	(U.S.$ in millions)
Sale of goods	1,393	1,034	445	149	3,021
Licensing arrangements	37	10	4	1	52
Distribution	371	§	12	—	383
Other	9	26	14	91	139

	$1,809	$1,069	$475	$241	$3,595

§	Represents an amount less than $0.5 million.

	Nine months ended September 30, 2023
	North America	Europe	International Markets	Other activities	Total

	(U.S.$ in millions)
Sale of goods	4,500	3,446	1,365	412	9,724
Licensing arrangements	75	38	18	4	134
Distribution	1,183	§	29	—	1,212
Other	§	8	44	265	318

	$5,759	$3,493	$1,456	$681	$11,389

§	Represents an amount less than $0.5 million.

	Nine months ended September 30, 2022
	North America	Europe	International Markets	Other activities	Total

	(U.S.$ in millions)
Sale of goods	4,308	3,295	1,338	505	9,447
Licensing arrangements	111	36	12	3	162
Distribution	1,021	1	38	—	1,060
Other	10	65	33	266	373

	$5,450	$3,396	$1,422	$773	$11,041

1
5

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
SR&A to U.S. customers comprised approximately 66% of the Company’s total SR&A as of September 30, 2023, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the nine months ended September 30, 2023 and 2022 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total

	(U.S.$ in millions)
Balance at January 1, 2023	$67	$1,575	$663	$991	$455	$66	$3,750	$3,817
Provisions related to sales made in current year period	262	2,968	468	5,636	205	73	9,350	9,612
Provisions related to sales made in prior periods	—	(22)	(33)	(21)	24	—	(52)	(52)
Credits and payments	(268)	(2,989)	(617)	(5,768)	(251)	(53)	(9,678)	(9,946)
Translation differences	—	(8)	(2)	(3)	—	(6)	(19)	(19)

Balance at September 30, 2023	$61	$1,524	$479	$835	$433	$80	$3,351	$3,412

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total

	(U.S.$ in millions)

Balance at January 1, 2022	$68	$1,655	$854	$1,085	$535	$112	$4,241	$4,309
Provisions related to sales made in current year period	269	2,832	684	5,656	219	226	9,617	9,886
Provisions related to sales made in prior periods	—	(103)	(15)	(28)	(9)	(3)	(158)	(158)
Credits and payments	(285)	(2,845)	(762)	(5,826)	(300)	(213)	(9,946)	(10,231)
Translation differences	—	(66)	(11)	(17)	(8)	(4)	(106)	(106)

Balance at September 30, 2022	$52	$1,473	$750	$870	$437	$118	$3,648	$3,700

Pledged accounts receivables
Accounts receivables, net of allowance for credit losses, include $586 million and $436 million as of September 30, 2023 and December 31, 2022, respectively, which are pledged to PNC Bank, National Association in connection with the U.S. securitization program entered into in November 2022.
See note 8f to the consolidated financial statements included in this Quarterly Report on Form 10-Q and note 10f to the consolidated financial statements for the year ended December 31, 2022, included in Teva’s Annual Report on
F
orm
10-K.

1
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	September 30,	December 31,
	2023	2022

	(U.S. $ in millions)

Finished products	$2,171	$1,987
Raw and packaging materials	1,106	1,059
Products in process	590	555
Materials in transit and payments on account	184	232

	$4,051	$3,833

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

	(U.S. $ in millions)
Product rights	$17,746	$18,067	$12,932	$12,630	$4,814	$5,437
Trade names	574	577	257	231	317	346
In process research and development	394	487	—	—	394	487

Total	$18,714	$19,131	$13,189	$12,861	$5,525	$6,270

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 9 years.
Amortization of intangible assets was $145 million and $165 million in the three months ended September 30, 2023 and 2022, respectively.
Amortization of intangible assets was $471 million and $576 million in the nine months ended September 30, 2023 and 2022, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended September 30, 2023 and 2022 were $47 million and $24 million, respectively.

1
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Impairments in the third quarter of 2023 consisted of:

(a)
IPR&D assets of $29 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date); and

(b)	Identifiable product rights of $18 million mainly due to updated market assumptions regarding price and volume of products.
Impairments of long-lived intangible assets for the nine months ended September 30, 2023 and 2022 were $289 million and $223 million, respectively.
Impairments in the first nine months of 2023 consisted of:

(a)
Identifiable product rights of $206 million due to: (i) $112 million in Japan, mainly related to regulatory pricing reductions; and (ii) $94 million related to updated market assumptions regarding price and volume of products; and

(b)
IPR&D assets of $83 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

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

The fair value measurement of the impaired intangible assets in the first nine months of 2023 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.5% to 10%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended September 30, 2023 were as follows:

	North America	Europe	International Markets	Other		Total
				Teva’s API	Medis

	(U.S. $ in millions)

Balance as of December 31, 2022 (1)	$6,450	$8,302	$1,339	$1,293	$249	$17,633
Changes during the period:
Goodwill impairment	—	—	(700)	—	—	(700)
Goodwill reclassified as assets held for sale	—	—	(19)	—	—	(19)
Translation differences	(1)	(47)	27	(5)	(3)	(29)

Balance as of September 30, 2023 (1)	$6,449	$8,255	$647	$1,288	$246	$16,885

(1)	Cumulative goodwill impairment as of September 30, 2023 and December 31, 2022 was approximately $28.3 billion and $27.6 billion, respectively.
Teva operates its business through three reporting segments: North America, Europe and International Markets. Each of these business segments is a reporting unit. Additional reporting units include Teva’s production and sale of APIs to third parties (“Teva API”) and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. Teva’s API and Medis reporting units are included under “Other” in the table above. See note 15 for additional segment information.
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
Following the goodwill impairment charges recorded in the fourth quarter of 2022 in relation to Teva’s International Markets and Teva’s API reporting units, the carrying values of those reporting units equaled their fair value as of December 31, 2022. Additionally, as part of the quantitative analysis Teva conducted as part of its annual goodwill impairment test in the second quarter of 2022, it concluded that the estimated fair value of Teva’s Europe reporting unit exceeded its estimated carrying amount by

9
%.
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

1
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
The estimated fair value of Teva’s Europe reporting unit exceeds its estimated carrying amount by 3% based on a terminal growth rate of 1.56% and a discount rate of 9.96%. If Teva holds all other assumptions constant, a reduction in the terminal growth rate of 0.25% to 1.31% or an increase in the discount rate of 0.25% to 10.21% would result in a reduction of the excess of fair value over carrying amount with respect to Teva’s Europe reporting unit to 1%.
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
Third Quarter Developments
During the third quarter of 2023, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of September 30, 2023. Management concluded that no triggering event had occurred and, therefore, no quantitative assessment was performed.
NOTE 7 – Debt obligations:

a.	Short-term debt:

.	Interest rate as of September 30, 2023		September 30,	December 31,
		Maturity	2023	2022

			(U.S. $ in millions)

Convertible senior debentures	0.25%	2026	23	23
Revolving Credit Facility	6.95%		500	—
Current maturities of long-term liabilities			956	2,086

Total short-term debt			$1,479	$2,109

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of September 30, 2023 and as of December 31, 2022. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under ‘short-term debt’.

2
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b.	Long-term debt:

	Interest rate as of September 30, 2023	Maturity	September 30, 2023	December 31, 2022

			(U.S. $ in millions)

Senior notes EUR 1,500 million	1.13%	2024	663	670
Sustainability-linked senior notes EUR 1,500 million (6)(*)	4.38%	2030	1,586	1,606
Senior notes EUR 1,300 million (9)	1.25%	2023	—	633
Sustainability-linked senior notes EUR 1,100 million (7)(*)	3.75%	2027	1,163	1,177
Senior notes EUR 1,000 million (5)	6.00%	2025	434	1,070
Senior notes EUR 900 million (5)	4.50%	2025	525	963
Sustainability-linked senior notes EUR 800 million (1)(*)	7.38%	2029	846	—
Senior notes EUR 750 million	1.63%	2028	789	800
Senior notes EUR 700 million	1.88%	2027	739	748
Sustainability-linked senior notes EUR 500 million (2)(*)	7.88%	2031	529	—
Senior notes USD 3,500 million (5)	3.15%	2026	3,374	3,496
Senior notes USD 3,000 million (5)(10)	2.80%	2023	—	1,453
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million (5)	6.00%	2024	956	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million (5)	7.13%	2025	427	1,000
Sustainability-linked senior notes USD 1,000 million (7)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (6)(*)	5.13%	2029	1,000	1,000
Senior notes USD 789 million	6.15%	2036	783	783
Sustainability-linked senior notes USD 600 million (3)(*)	7.88%	2029	600	—
Sustainability-linked senior notes USD 500 million (4)(*)	8.13%	2031	500	—
Senior notes CHF 350 million	1.00%	2025	383	382

Total senior notes			19,533	21,266
Other long-term debt			1	1
Less current maturities			(956)	(2,086)
Less debt issuance costs (8)			(83)	(78)

Total senior notes and loans			$18,495	$19,103

(1)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of
800
 million euro bearing
7.38
% annual interest and due September 2029. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100
%-
0.300
%
per annum, from and including September 15, 2026.

(2)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of
500
 million euro bearing
7.88
% annual interest and due September 2031. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100
%-
0.300
%
per annum, from and including September 15, 2026.

(3)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of $
600
 million bearing
7.88
% annual interest and due September 2029. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100
%-
0.300
%
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

2
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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

(8)
Debt issuance costs as of September 30, 2023 include $26 million in connection with the issuance of the sustainability-linked senior notes in March 2023, partially offset by $6 million acceleration of issuance costs related to the cash tender offer.

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
Teva’s debt as of September 30, 2023 was effectively denominated in the following currencies: 62% in U.S. dollars, 36% in euro and 2% in Swiss franc.
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
On February 6, 2023, the terms of the RCF were amended to update the Company’s maximum leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed 4.25x in the third quarter of 2023, 4.00x in the fourth quarter of 2023, 4.00x in the first, second and third quarters of 2024, and 3.50x in the fourth quarter of 2024 and onwards.
The RCF can be used for general corporate purposes, including repaying existing debt. In July 2023, a total amount of $700 million was withdrawn under the RCF, of which $200 million w
a
s repaid in September 2023. As of September 30, 2023, and as of the date of this Quarterly Report on Form
10-Q
,
$500 million
i
s
 outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued
.
Under specified circumstances, including
non-compliance
with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, the Company will not be able to borrow under the RCF. Additionally, violations of the covenants, under the above-mentioned circumstances, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes and sustainability-linked senior notes is outstanding, could lead to an event of default under the Company’s senior notes and sustainability-linked senior notes due to cross-acceleration provisions.
Teva expects that it will continue to have sufficient cash resources to support its debt service payments and all other financial obligations within one year from the date that the financial statements are issued.

2
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 – Derivative instruments and hedging activities:

a.	Foreign exchange risk management:
In the first nine
months of 2023, approximately 47% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
Upon the issuance of its sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and reduction of absolute greenhouse gas emissions, which were bifurcated and are accounted for separately as derivative financial instruments. As of September 30, 2023, the fair value of these derivative instruments is negligible.

d.	Derivative instruments outstanding:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	September 30,	December 31,
	2023	2022

	(U.S. $ in millions)

Cross-currency swap - cash flow hedge (1)	$169	$—

2
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$44	$29
Other non-current assets:
Cross-currency swap-cash flow hedge (1)	14	—	—	—
Conversion option	—	—	15	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(40)	(101)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$280	$252	$(249)	$(395)
Cross-currency swaps—cash flow hedge (1)	(7)	—	1	—

	Financial expenses, net		Other comprehensive income (loss)
	Nine months ended,		Nine months ended,
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$808	$721	$(156)	$(663)
Cross-currency swaps - cash flow hedge (1)	(22)	—	(4)	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$280	$252	$(3,850)	$(3,595)
Option and forward contracts (2)	4	(6)	—	—
Option and forward contracts economic hedge (3)	—	—	(22)	(34)

2
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Financial expenses, net		Net revenues
	Nine months ended,		Nine months ended,
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$808	$721	$(11,389)	$(11,041)
Option and forward contracts (2)	(46)	(48)	—	—
Option and forward contracts economic hedge (3)	—	—	(20)	(69)

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, Japanese yen, British pound, Russian ruble, Canadian dollar, Polish zloty and several other currencies to protect its projected operating results for 2023. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. For the three months ended September 30, 2023, the positive impact from these derivatives recognized under revenues was $22 million. For the three months ended September 30, 2022, the positive impact from these derivatives recognized under revenues was $34 million. In the first nine months of 2023, the positive impact from these derivatives recognized under revenues was $20 million. In the first nine months of 2022, the positive impact from these derivatives recognized under revenues was $69 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

e.	Amortizations due to terminated derivative instruments:
Forward-starting interest rate swaps and treasury lock agreements
I
n 2015, Teva entered into forward-starting interest rate swaps and treasury lock agreements to protect the Company from interest rate fluctuations in connection with a future debt issuance the Company was planning. These forward-starting interest rate swaps and treasury lock agreements were terminated in July 2016 upon the debt issuance. Termination of these transactions resulted in a loss position of $493 million, which was recorded as other comprehensive income (loss) and is amortized under financial expenses, net over the life of the debt.
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $7 million and $8 million were recognized under financial expenses, net, for each of the three months ended September 30, 2023 and 2022, and losses of $25 million and $22 million were recognized under financial expenses, net for each of the nine months ended September 30, 2023 and 2022, respectively.

f.	Securitization:
U.S. securitization program
On
 November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year term. The AR Facility provided for purchases of accounts receivable by PNC in an amount of up to $1 billion through November 2023, and up to $500 million from November 2023 through November 2025. On June 30, 2023, the AR Facility agreement was amended to include an additional receivables purchaser under the agreement, in an amount of up

2
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

to $250 million through November 2025. As a result, the total commitment of PNC was reduced to an amount of up to $750 million, effective June 30, 2023. Under the terms of the AR facility agreement,

in November 2023,
the total commitment of PNC
was
further
reduced
to an amount of up to $500 million through November 2025
. On November 7, 2023,
the SPV
amended
the agreement and
increased
the commitment amount up to $1
billion by including an additional receivables purchaser, in an amount of up to $250 million throug
h
March 2024, which will be reduced to an amount of up to $125 million through November 2025. The SPV may amend the agreement and increase the commitment amount up to $1 billion in March 2024 if additional purchasers participate in the AR facility
.

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of September 30, 2023 and December 31, 2022, respectively,
$
85
 million and $
34
 million of accounts payables to suppliers participating in these supplier finance programs were outstanding.
NOTE 9 – Legal settlements and loss contingencies:

In the third quarter of 2023, Teva recorded expenses of $314 million in legal settlements and loss contingencies, compared to $195 million in the third quarter of 2022. Expenses in the third quarter of 2023 were mainly related to an update to the provision for the DOJ patient assistance program litigation, as well as an update to the estimated settlement provision of the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). Expenses in the third quarter of 2022 were mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases, and an estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the U.S in the generic drug antitrust litigation. See note 10.
In the first nine months of 2023, Teva recorded expenses of $1,009 million in legal settlements and loss contingencies, co
m
pared to $2,048
million in the first nine months of 2022. Expenses in the first nine months of 2023 were mainly related to an estimated provision for the DOJ patient assistance program litigation, an update to the estimated settlement provision of the opioid cases, the provision for the settlement of the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products and the provision for the settlement of the reverse-payment antitrust litigation over certain HIV medicines. Expenses in the first nine months of 2022 were mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases.
As of September 30, 2023 and December 31, 2022, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,905 million and $4,186 million, respectively.
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
Teva records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is reasonably estimable. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of counsel, no material provisions have been made regarding the matters disclosed in this note, except as noted below. Litigation outcomes and contingencies are unpredictable, and substantial damages or other relief may be awarded. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions. Teva continuously reviews the matters described below and may, from time to time, remove previously disclosed matters where the exposures were fully resolved in the prior year, or determined to no longer meet the materiality threshold for disclosure, or were substantially resolved.

2
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury returned a verdict in GSK’s favor finding Teva liable for induced infringement, including willful infringement, and assessing damages of $235.5 million, not including pre-
or post-judgment interest or a multiplier for willfulness. Thereafter, the court overturned the jury verdict, finding no induced infringement by Teva and that Teva did not owe any damages. Subsequently, the Court of Appeals for the Federal Circuit issued a series of decisions reinstating the $235.5 million verdict, finding Teva liable for patent infringement and denying rehearing. Teva then appealed this decision to the U.S. Supreme Court, which was denied. The case has been remanded to the district court for further proceedings on Teva’s other legal and equitable defenses that have not yet been considered by the district court. Teva recognized a provision based on its offer to settle the matter.

2
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In January 2021, Teva initiated a patent invalidity action against the compound patent and Supplementary Protection Certificate (“SPC”) asserted to cover Bristol-Myers Squibb Company’s (“BMS”) Eliquis® (apixaban). In May 2022, the U.K. High Court held that the compound patent and SPC are invalid and Teva began selling its generic version of Eliquis® (apixaban). In May 2023, the U.K. Court of Appeal upheld the first instance decision that the compound patent and SPC are invalid and also denied BMS’s request to appeal to the U.K. Supreme Court. On October 31, 2023, the U.K. Supreme Court denied BMS’s application for further review, making the decision to revoke the compound patent and SPC final. In February 2021, Teva initiated a patent invalidity action against the formulation patents, which are also under opposition at the European Patent Office (“EPO”). On July 15, 2022, the U.K. High Court held that these patents were invalid but granted permission to appeal. The appeal hearing has been stayed pending the outcome of the opposition to one of these patents at the EPO, which is expected on December 21, 2023. If BMS’s appeal were to proceed and the patents upheld, Teva may owe monetary damages for patent infringement and may be enjoined from making further sales of its generic version of Eliquis® (apixaban) until the patents expire in 2031.
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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan were allegedly found in the active pharmaceutical ingredient (“API”) supplied to Teva by multiple API manufacturers, including by Zhejiang Huahai Pharmaceuticals Co. Ltd. (“Huahai”). Since July 2018, Teva has been actively engaged with global regulatory authorities in reviewing its sartan and other products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, Teva has initiated additional voluntary recalls.
In addition, multiple lawsuits have been filed in connection with this matter. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending against Teva and other manufacturers, including one MDL in the U.S. District Court for the District of New Jersey related to valsartan, losartan and irbesartan, although Teva is not named in any complaints with respect to irbesartan, and another MDL in the U.S. District Court for the Southern District of Florida related to ranitidine. The claims against Teva in these MDLs include individual personal injury and/or product liability claims, economic damages claims brought by consumers and end payors as putative class actions, and medical monitoring class claims. The district court in the valsartan MDL certified a series of subclasses on plaintiffs’ economic loss claims as well as a medical monitoring class, and has ordered that the first trial commence on March 18, 2024, which will include third-party payor economic loss claims brought by a class representative on behalf of several subclasses of payors against Teva and two other defendants. The claims against the generic manufacturers (including Teva) in the ranitidine MDL have been dismissed but are subject to appeals by certain plaintiffs. The district court in the ranitidine MDL also excluded all of plaintiffs’ general causation experts and granted summary judgment to the brand defendants on that ground.
Certain generic manufacturers, including Teva, have also been named in state court actions asserting allegations similar to those in the MDLs referenced above. In particular, state court valsartan and losartan actions are pending in New Jersey and Delaware and are currently stayed, with the exception of a single-plaintiff case originally filed in the MDL alleging non-cancer
injuries, which was later refiled in a New Jersey state court and is in the very initial stages of discovery. State court ranitidine cases naming Teva are also pending in a coordinated proceeding in California. Teva was recently dismissed from all claims pending in Illinois based on preemption grounds.
In addition to the valsartan and ranitidine MDLs and coordinated state court proceedings, Teva has been named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. The parties are now engaged in discovery related to the surviving metformin claims. Similar lawsuits are pending in Canada and Germany.

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
Teva and its subsidiaries have been named as defendants in cases that allege antitrust violations arising from such settlement agreements. The plaintiffs in these cases are usually direct and indirect purchasers of pharmaceutical products, some of whom assert claims on behalf of classes of all direct and indirect purchasers, and they typically allege that (i) Teva received something of value from the innovator in exchange for an agreement to delay generic entry, and (ii) significant savings could have been realized if there had been no settlement agreement and generic competition had commenced earlier. These plaintiffs seek various forms of injunctive and monetary relief, including damages based on the difference between the brand price and what the generic price allegedly would have been and disgorgement of profits, which are often automatically tripled under the relevant statutes, plus attorneys’ fees and costs. The alleged damages generally depend on the size of the branded market and the length of the alleged delay, and can be substantial, potentially measured in multiples of the annual brand sales, particularly where the alleged delays are lengthy or branded drugs with annual sales in the billions of dollars are involved.
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
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil, and imposed fines totaling euro 60.5 million on Teva and Cephalon. Teva and Cephalon filed an appeal against the decision in February 2021, and a judgment was issued on October 18, 2023 rejecting Teva’s grounds of appeal. A provision for this matter was included in the financial statements. Teva has provided the European Commission with a bank guarantee in the amount of the imposed fines.
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
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs filed claims against GSK and Teva in the U.S. District Court for the District of New Jersey for alleged violations of the antitrust laws in connection with their February 2005 settlement of patent litigation involving lamotrigine (generic Lamictal
®
). The plaintiffs claimed that the settlement agreement unlawfully delayed generic entry and sought unspecified damages. On February 1, 2023, the court denied plaintiffs’ renewed motion for class certification. During February 2023, a number of direct purchasers, who would otherwise have been members of the proposed class had it been certified, filed suit as individual plaintiffs in a Pennsylvania federal court. On May 30, 2023,
d
efendants’ motion to transfer the action to the U.S. Distric
t Court for th
e Distric
t o
f New Jersey, where the original case is pending, was granted. Annual sales of Lamictal
®
were approximately $
950
 million at the time of the settlement and approximately $
2.3
 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.

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
for, and direct-purchasers of, Actos
®
and Actoplus Met
®
(pioglitazone and pioglitazone plus metformin) against Takeda, the innovator, and several generic manufacturers, including Teva, Actavis and Watson Pharmaceuticals, Inc. (“Watson”). The lawsuits allege, among other things, that the settlement agreements between Takeda and the generic manufacturers violated the antitrust laws. The court dismissed the end-payers’
lawsuits against all defendants in September 2015. On February 8, 2017, the Court of Appeals for the Second Circuit affirmed the dismissal in part and vacated and remanded the dismissal in part with respect to the claims against Takeda. On October 8, 2019, the district court dismissed, with prejudice, the direct purchasers’ claims against the generic manufacturers, including Teva, Actavis, and Watson. At the time of Teva’s settlement, annual sales of Actos
®
and Actoplus Met
®
were approximately $
3.7
 billion and approximately $
500
 million, respectively. At the time Teva launched its authorized generic version of Actos
®
and Actoplus Met
®
in August 2012, annual sales of Actos
®
and Actoplus Met
®
were approximately $
2.8
 billion and approximately $430 million, respectively.
Putative classes of direct-purchaser and
end-payer
plaintiffs have filed antitrust lawsuits (which have since been coordinated in federal court in Delaware) against Amgen and Teva alleging that the January 2, 2019 settlement agreement between Amgen and Teva, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated antitrust laws. In June 2023, the U.S. Court of Appeals for the Third Circuit granted Teva’s petition for interlocutory appellate review of the trial court’s partial denial of Teva’s motion to dismiss, and the appeal remains pending. Annual sales of Sensipar
®
in the United States were approximately $
1.4
 billion at the time Teva launched its generic version of Sensipar
®
in December 2018, and at the time of the January 2, 2019 settlement.
In August 2019, certain direct-purchaser plaintiffs filed claims in federal court in Philadelphia naming Teva and its affiliates as defendants alleging that certain patent litigation settlement agreements relating to AndroGel
®
1% (testosterone gel) violate the antitrust laws, specifically the September 2006 patent litigation settlement between Watson, from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”), and a December 2011 settlement between Teva and AbbVie. On September 21, 2023, plaintiffs filed a stipulation voluntarily dismissing the claims against Teva related to the 2011 Teva settlement, while the claims related to the 2006 Watson settlement remain pending. Annual sales of AndroGel
®
1% were approximately $
350
 million at the time of the earlier Watson/Solvay settlement and approximately $
140
 million at the time Actavis launched its generic version of AndroGel
®
1% in November 2015. A provision for these matters and related litigations in Georgia that have since been settled was included in the financial statements.
Between September 1, 2020 and December 20, 2020, separate plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed separate complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on January 24, 2022, the court dismissed plaintiffs’ amended complaints without prejudice. Plaintiffs subsequently filed second amended complaints, and on February 21, 2023, the court granted defendants’ motion to dismiss and dismissed all claims with prejudice. Plaintiffs have filed an appeal in the U.S. Court of Appeals for the Second Circuit, and the appeal is ongoing. Annual sales of Bystolic
®
in the United States were approximately $
700
 million at the time of Watson’s 2013 settlement with Forest.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In February 2021, the State of New Mexico filed a lawsuit against Teva and certain other defendants related to various medicines used to treat HIV (the “New Mexico litigation”). Between September and April 2022, several private plaintiffs including retailers and health insurance providers filed similar claims in various courts, which were all removed and/or consolidated int
o the U.S. District Court for the N
orthern District of California (the “California litigation”). As they relate to Teva, the lawsuits challenge settlement agreements Teva entered into with Gilead in 2013 and/or 2014 to resolve patent litigation relating to Teva’s generic versions of Viread
®
and/or Truvada
®
and Atripla
®
, although plaintiffs in the California litigation abandoned any claim for damages relating to the Viread
®
settlement. In the California litigation, in May 2023, Teva and Gilead reached an agreement to settle with the retailer plaintiffs. Teva recognized a provision for this matter based on the settlement that was reached. A trial was held against the remaining plaintiffs in the California litigation, and on June 30, 2023, the jury issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims.
On November 1, 2023, plaintiffs’ motion
 for a new trial
 was denied
. In October 2022
,
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
In March 2021, following the 2019 European Commission’s inspection of Teva and subsequent request for information, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE. On October 10, 2022, the European Commission issued a Statement of Objections, which sets forth its preliminary allegations that Teva had engaged in anti-competitive practices. Teva responded in writing to the Statement of Objections on February 8, 2023 and orally at a hearing on March 23, 2023. The European Commission issued further Requests for Information, to which Teva is responding. Annual sales of COPAXONE in the European Economic Area in 2021 were approximately $373 million.
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK and Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an anti-competitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK (previously Actavis UK) and Auden Mckenzie appealed the CMA’s decision. The hearing for the appeal concluded in the first quarter of 2023 and a decision on the full case remains pending, with a partial judgment handed down on September 18, 2023. The remaining portion of the judgment is expected in the first half of 2024. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.
In August 2021, a plaintiff filed a putative class action suit in the U.S. District Court for the Eastern District of Pennsylvania against Takeda and several generic manufacturers, including Watson and Teva, alleging violations of the antitrust laws in connection with their settlement of patent litigation involving colchicine tablets (generic Colcrys
®
), entered into in January 2016. Plaintiff claims that the settlement was part of a conspiracy among Takeda and the generic manufacturers to unlawfully restrict output of colchicine by delaying generic entry. On March 1, 2023, the Court denied plaintiff’s renewed motion for class certification. On April 10, 2023, plaintiff filed a motion for leave to amend its complaint to add 18 previously absent class members as plaintiffs, which the Court granted. On September 5, 2023, Teva and plaintiffs settled the case, pursuant to which plaintiffs dismissed all claims against Teva with prejudice. Annual sales of Colcrys
®
in the United States were approximately $187 million at the time of the patent settlement.

3
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In November 2022, two complaints filed by plaintiffs purporting to represent retailer purchasers and a putative class of end-payor
purchasers were filed in the U.S. District Court for the District of New Jersey against Teva and its marketing partner, Natco Pharma Limited (“Natco”), alleging violations of the antitrust laws in connection with their December 2015 settlement of patent litigation with Celgene Corporation (which was subsequently acquired by BMS) involving the drug Revlimid
®
(lenalidomide). The complaints also name Celgene and BMS as defendants. On January 24, 2023, the complaints were consolidated for pre-trial
purposes only with an earlier-filed, already consolidated Insurer
Opt-Out
Action filed against BMS and Celgene, In Re Revlimid & Thalomid Purchaser Antitrust Litigation, Case No.
2:19-cv-7532-ES-MAH.
On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. On May 16, 2023, Teva and Natco, along with Celgene, moved to dismiss the complaints against them, and those motions remain pending while discovery is ongoing. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and NUVIGIL
®
(armodafinil) filed a complaint in the U.S. District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an ANDA to sell generic EpiPen
®
, which Teva launched in 2018, following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated the federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”), and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On June 5, 2023, plaintiffs filed an amended complaint, which Teva moved to dismiss. On September 26, 2023, plaintiffs filed a brief in opposition to the motion to dismiss in which they stated an intent to narrow the case by dismissing all claims related to the alleged delay of generic EpiPen
®
, thus limiting their claims to those relating to the alleged delay of generic NUVIGIL. Annual sales of NUVIGIL in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012; annual sales of EpiPen
®
in the United States were approximately $600 million at the time Teva entered into its settlement agreement for that product in 2012.
In May 2023, certain
end-payor
plaintiffs filed putative class action complaints in the U.S. District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR
®
asthma inhalers in violation of state and federal antitrust laws and state consumer protection laws. On September 1, 2023, the same end-payor
plaintiffs, as well as several new plaintiffs, filed an amended class action complaint alleging the same primary claims. Teva plans to move to dismiss these claims.
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
(E.D. Pa.). The indictment alleged that Teva USA had participated in three separate conspiracies with certain other generic drug manufacturers to maintain and fix prices, allocate customers, and other alleged antitrust offenses concerning the sale of generic drugs. The indictment identified the following generic drugs: pravastatin, carbamazepine, clotrimazole, etodolac (IR and ER), fluocinonide (cream,
e-cream,
gel, and ointment), warfarin, nadolol, temozolomide, and tobramycin. On August 21, 2023, Teva USA entered into a
3-year
deferred prosecution agreement (“DPA”) with the DOJ. Under the terms of the DPA, Teva USA: (i) admitted to violating the antitrust laws by agreeing with competitors, in three instances between 2013 and 2015 involving three separate customers, not to bid on an opportunity to supply a customer with a particular generic product (in the first instance pravastatin, in the second clotrimazole, and in the third tobramycin); (ii) agreed to divest the pravastatin that it sells in the United States to a third-party buyer; (iii) agreed to donate $50 million worth of clotrimazole and tobramycin, valued at wholesale acquisition cost (“WAC”), to humanitarian organizations over five years; and (iv) agreed to pay a fine in the amount of $225 million over 5 years, with $22.5 million due each year from 2024 through 2027, and $135 million due in 2028. Teva recognized a provision for the resolution of this case.

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
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. Subsequently, on December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States. That complaint was later amended to add new states as named plaintiffs, as well as new allegations and new state law claims, and on June 18, 2018, the attorneys general of 49 states plus Puerto Rico and the District of Columbia filed a consolidated amended complaint against Actavis and Teva, as well as other companies and individuals. On May 10, 2019, most (though not all) of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals, alleging price-fixing and market allocation with respect to additional generic products. On November 1, 2019, the state attorneys general filed an amended complaint, bringing the total number of plaintiff states and territories to 54. The amended complaint alleges that Teva was at the center of a conspiracy in the generic pharmaceutical industry, and asserts that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain additional products. On June 10, 2020, most, but not all, of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the U.S. District Court for the District of Connecticut naming, among other defendants, Actavis, but not Teva USA, in a similar complaint relating to dermatological generics products. On September 9, 2021, the states’ attorneys general amended their third complaint to, among other things, add California as a plaintiff.
In the various complaints described above, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints were transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On July 13, 2020, the court overseeing the Pennsylvania MDL chose the attorneys’ general November 1, 2019 amended complaint, referenced above, along with certain complaints filed by private plaintiffs, to proceed first in the litigation as bellwether complaints. On February 9, 2021, Teva’s motion to reconsider that ruling was granted, and on May 7, 2021, the Court chose the attorneys’ general third complaint filed on June 10, 2020, as subsequently amended, to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. On December 9, 2021, the Court entered an order setting the schedule for the proceedings in the bellwether cases, which the Court later amended on October 13, 2022. This amended schedule does not include trial dates, but provides for the parties to complete briefing on motions for summary judgment in the third quarter of 2024. On June 7, 2022, the Court dismissed the attorneys’ general claims for monetary relief under federal law, concluding that the federal statute under which the attorneys general brought suit authorizes injunctive relief only. However, the attorneys general have pending claims for monetary relief under state law. On February 27, 2023, the Court largely denied defendants’ motions to dismiss the federal claims asserted by the attorneys general in their bellwether complaint. Another motion to dismiss, directed at that same complaint, and related to the state law claims asserted by the attorneys general, remains pending. The attorneys general have also moved for their complaints to be remanded to the U.S. District Court for the District of Connecticut, and that motion remains pending as well.
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

3
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. Subsequently, in August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It is alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On September 10, 2021, the Court granted Teva’s motion to dismiss the unjust enrichment claim and denied the remainder of the motion. On April 24, 2023, both parties filed summary judgment motions, and on July 14, 2023 the court denied Teva’s motion and granted the DOJ’s motion, adopting the DOJ’s positions on materiality, causation, and damages. Under that ruling, if the DOJ can prove that any specific claim for reimbursement resulted from an illegal kickback, then the DOJ will be entitled to recover the full amount of that claim as damages. The DOJ is seeking a maximum of over $1 billion in damages, which would automatically be trebled in the event of an adverse verdict, and Teva would also be subject to mandatory statutory penalties for each false claim, the amount of which (potentially billions of U.S. dollars in additional penalties, at the high end) will be determined by the court within a statutory range. On August 14, 2023, the district court granted Teva’s motion to certify the summary judgment ruling for an immediate appeal and stayed the trial that was scheduled to start in September 2023 while Teva seeks an appeal as to the causation standard that should govern the case. The petition for appeal is pending with the First Circuit Court of Appeals. In the third quarter of 2023, Teva updated its provision based on its offer to settle this matter. Additionally, on January 8, 2021, Humana, Inc. (“Humana”) filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. On April 2, 2021, Teva filed a motion to dismiss Humana’s claims, which motion was denied as moot in May 2023 in light of the amended complaint filed by Humana in May 2023. In June 2023, Teva filed a joint motion to dismiss, together with co-defendant
Advanced Care Scripts, Inc., on the grounds that Humana lacks standing to assert RICO claims and the claims are time-barred and/or insufficiently pled, and that motion remains pending. On November 17, 2022, United Healthcare also filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint. On March 10, 2023, Teva moved to dismiss United Healthcare’s claims on the grounds that it is time-barred and lacks standing and sufficient particularity to assert RICO claims, and that motion remains pending.
In April 2021, a city and county in Washington filed claims against Teva in the U.S. District Court for the Western District of Washington for alleged violations of the Racketeer Influenced and Corrupt Organizations Act, Washington’s Consumer Protection Act, and unjust enrichment concerning Teva’s sale of COPAXONE. Plaintiffs purport to represent a nationwide class of health plans and a subclass of Washington-based health plans that purchased and/or reimbursed health plan members for COPAXONE. Plaintiffs allege that Teva engaged in several fraudulent schemes that resulted in

3
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

plaintiffs and the putative class members purchasing and/or reimbursing plan members for additional prescriptions of COPAXONE and/or at inflated COPAXONE prices. Plaintiffs seek treble damages for the excess reimbursements and inflated costs, as well as injunctive relief. On September 28, 2021, plaintiffs filed an amended complaint. On November 17, 2021, Teva moved to dismiss the suit, on the grounds that plaintiffs’ claims are barred by the applicable statutes of limitations and the direct purchaser rule, suffer from jurisdictional defects, and fail to plausibly allege fraud or other elements of their claims. On March 9, 2023, the court held a hearing on the motion to dismiss, and a decision remains pending.
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the U.S. District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, FWK Holdings, LLC, KPH Healthcare Servs., Inc. d/b/a Kinney Drugs, Inc., Meijer Inc., Meijer Distribution, Inc., Labor-Management Healthcare Fund, the Mayor and City Council of Baltimore, and the New York State Teamsters Council Health and Hospital Fund filed claims against Teva in the U.S. District Court for the District of New Jersey on behalf of themselves and other similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, Blue Cross Blue Shield of Vermont and the Vermont Health Plan sued Teva in the U.S. District Court for the District of Vermont on behalf of themselves and other similarly situated indirect purchasers of COPAXONE. The complaints assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the RICO Act. Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva has moved to dismiss all of the complaints, and decisions remain pending.
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
On April 19, 2021, a bench trial in California (The People of the State of California, acting by and through Santa Clara County Counsel James R. Williams, et. al. v. Purdue Pharma L.P., et. al.) commenced against Teva and other defendants focused on the marketing of branded opioids. On December 14, 2021, the court issued its final judgment in

3
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

favor of the defendants on all claims. Plaintiffs filed a notice of appeal of this judgment in February 2022. On June 29, 2021, a jury trial in New York (In re Opioid Litigation, Index No. 400000/2017) commenced against Teva and other defendants, focused on the marketing and distribution of opioids. The case was bifurcated between liability and damages. On December 30, 2021, the jury returned a liability verdict in favor of plaintiffs (the County of Suffolk, the County of Nassau and the State of New York) on the plaintiffs’ public nuisance claim. On November 3, 2022, Teva reached an agreement with the Attorney General of New York that settled the state’s and its subdivisions’ opioid-related claims.
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
In June 2023, Teva finalized and fully resolved its nationwide settlement agreement with the states and 99% of litigating subdivisions. Under the financial terms of the nationwide settlement agreement with the states and subdivisions, Teva will pay up to $4.25 billion (including the already settled cases), spread over 13 years. This total includes the supply of up to $1.2 billion of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over
10
years or cash at 20% of the wholesale acquisition cost ($240 million) in lieu of product. In June 2023, Teva reached a separate settlement with the remaining state, Nevada. Under the terms of the Nevada settlement, Teva will pay Nevada $193 million over 20 years, including all fees and costs.
Teva has now settled with all 50 U.S. states and the Tribes. Teva’s estimated cash payments between 2023 and 2027 for all opioids settlements are: $439 million in 2023 (of which $179 million were paid as of September 30, 2023), $418 million in 2024; $365 million in 2025; $370 million in 2026; and $370 million in 2027. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2028.
Various Teva affiliates, along with several other pharmaceutical companies, have been named as defendants in opioids cases initiated by approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Specifically, the lawsuits brought by the hospitals allege that they have incurred financial harm in the form of what they claimed to be increased operating costs for treating patients whose underlying illnesses are purportedly exacerbated or complicated by opioid addiction. In July 2023, Teva and the representatives for acute care hospitals reached an agreement in principle on the financial terms of a national settlement. Under the financial terms of the proposed national settlement agreement, Teva will pay up to $126 million in cash, spread over 18 years, and supply up to $49 million of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 7 years. Teva’s proposed settlement agreement with the acute care hospitals and health systems is contingent upon Teva’s, in the exercise of its sole discretion, satisfaction with the level of participation by acute care hospitals and health care systems in the proposed settlement agreement.
In light of the nationwide settlement agreement between Teva and the States’ Attorneys General and their subdivisions, Teva’s indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements reached with Louisiana, Texas, Rhode Island, Florida, San Francisco, West Virginia, New York, the Tribes and Nevada, the agreement in principle with the hospitals discussed above, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has recorded a provision. The provision is a reasonable estimate of the ultimate costs for Teva’s opioids settlements, after discounting payments to their net present value. Opioid-related lawsuits brought against Teva by the City of Baltimore, Maryland and dozens of third-party payors, such as unions and welfare funds, remain pending, with the Baltimore trial scheduled to commence in September 2024. A reasonable upper end of a range of loss cannot be determined for the entirety of the remaining opioid-related cases. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.

3
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits subsequently were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019, asserting that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. From July 2017 to June 2019, other putative securities class actions were filed in other federal courts based on similar allegations and claims, and were transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors on behalf of plaintiffs in various forums across the country, but many of those plaintiffs
“opted-out”
of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. The vast majority of the total settlement amount was covered by the Company’s insurance carriers, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five-year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. On May 24, 2021, Teva moved to dismiss a majority of the
“opt-out”
complaints on various other grounds, and on May 1, 2023, the Court granted in part and denied in part Teva’s motions. Teva has settled several
“opt-out”
claims, but a number of
opt-out
cases remain outstanding. In addition, Teva reached a settlement agreement with shareholders who filed
class
actions in Israel with
similar allegations to those raised in the Ontario Teachers Securities Litigation. The settlement agreement is awaiting court approval.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On March 25, 2022, the court granted in part and denied in part Teva’s and the individual defendants’ motion to dismiss the corrected amended complaint and dismissed all claims against one of the individual defendants. On August 2, 2022, the court stayed all proceedings other than class certification proceedings pending the resolution of the DOJ PAP Complaint. On September 13, 2022, the plaintiff moved for class certification, which was granted by the court on November 3, 2023.
A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.

3
7

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On March 15, 2022, The Scripps Research Institute (“Scripps”) filed claims against Teva’s subsidiary, Teva Pharmaceuticals International GmbH (“TPIG”) in the U.S. District Court for the Southern District of California for alleged breach of a sublicense agreement between Scripps and Ivax Corporation (“Ivax”) dated November 2000 (“Sublicense Agreement”), which Teva succeeded to upon its acquisition of Ivax. Scripps alleged that TPIG breached the Sublicense Agreement by failing to pay royalties on sales of cladribine in certain countries, and sought breach of contract damages for royalties allegedly due but not paid, as well as a declaratory judgment related to royalties due in the future. On August 10, 2023, the parties entered into a settlement agreement and stipulated to the dismissal of Scripps’ claims with prejudice. Teva recognized a provision for the resolution of this case.
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
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents issued a verdict in Teva’s favor on November 9, 2022
, finding the three method of treatment patents valid and infringed by Lilly and awarding Teva $
176.5
 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict
 and damages award, finding Teva’s 2026 patents to be invalid. Teva plans to appeal this decision. On June 8, 2021, Teva filed a second lawsuit in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes two patents related to the treatment of refractory migraine. This second litigation was stayed pending resolution of Lilly’s IPR petitions challenging the patentability of these two patents. On September 25, 2023, the PTAB issued its written decision for
invalidating these two patents. Based on another Lilly petition, IPR proceedings were instituted on a third patent also related to the treatment of refractory migraine. On October 11, 2023, the PTAB issued its written decision invalidating the third patent.
Motions to approve derivative actions seeking monetary damages against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness, as well as motions for document disclosure prior to initiating derivative actions. Motions were filed with respect to several U.S. and EU settlement agreements, opioids, allegations related to the DOJ’s complaint regarding the COPAXONE patient assistance program in the U.S., and with respect to the COPAXONE European Commission’s inspection.
NOTE 11 – Income taxes:
In the third quarter of 2023, Teva recognized a tax benefit of $12 million, on a pre-tax
income of $75 million. In the third quarter of 2022, Teva recognized a tax expense of $107 million, on a pre-tax
income of $166
million. Teva’s tax rate for the third quarter of 2023 was mainly affected by deferred tax benefits resulting from intellectual property
related
integration plans. Such integration plans have been adopted, among others, in an effort of addressing the global adoption of the Organization for Economic
Co-operation
and Development (OECD) Pillar Two minimum effective corporate tax, commencing in 2024.
In the first nine months of 2023, Teva recognized a tax benefit of $48 million, on a pre-tax
loss of $1,097 million. In the first nine months of 2022, Teva recognized a tax benefit of $792 million, on a pre-tax
loss of $1,964
million. Teva’s tax rate for the first nine months of 2023 was mainly affected by deferred tax benefits from intellectual property
related
integration plans, impairments, legal settlements, and interest expense disallowances.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. A trial for this case is currently ongoing. A final and binding decision against Teva in this case may lead to a charge of $126 million.
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
In October 2021, the Central District Court in Israel held in favor of the ITA with respect to the 2008-2011 decrees. The case with respect to the 2012-2016 decrees remains pending with similar legal and other claims. Teva appealed this decision to the Israeli Supreme Court and expects the appeal hearing to begin in March 2024. The tax liability resulting from the October 2021 Central District Court decision, with respect to the decrees for 2008-2011 and the similar legal claims in the related following years, was approximately
$350
million, of which a portion has been paid in 2022 and 2023 and will continue to be paid during 2024 and 2025.
The Company believes it has adequately provided for all of its uncertain tax positions, including those items currently under dispute, however, adverse results could be material.
NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(U.S. $ in millions)		(U.S. $ in millions)

Impairments of long-lived tangible assets (1)	$1	$4	$21	$34
Contingent consideration	16	6	106	100
Restructuring	27	25	93	117
Other	2	1	21	31

Total	$46	$36	$241	$282

(1)	Including impairments related to exit and disposal activities.
Impairments
Impairments of tangible assets for the three months ended September 30, 2023 and 2022 were $1 million and $4 million, respectively.
Impairments of tangible assets for the nine months ended September 30, 2023 and 2022 were $21 million and $34 million, respectively. The impairments for the nine months ended September 30, 2023 were mainly related to certain assets in North America and Europe. The impairments for the nine months ended September 30, 2022 were mainly related to certain assets in North America.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its ongoing network consolidation activities.
Contingent consideration
In the three months ended September 30, 2023, Teva recorded an expense of $16 million for contingent consideration, compared to an expense of $6 million in the three months ended September 30, 2022.
In the nine months ended September 30, 2023, Teva recorded an expense of $106 million for contingent consideration
, compared to an expense of $100 million in the nine months ended September 30, 2022. The expense in the first nine months of 2023 was mainly related to a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales and a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
). The expense in the first nine months of 2022 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
).

4
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Restructuring
In the three months ended September 30, 2023, Teva recorded $27 million of restructuring expenses, compared to $25 million in the three months ended September 30, 2022. The expenses for the three months ended September 30, 2023 and 2022 were primarily related to network consolidation activities.
In the nine months ended September 30, 2023, Teva recorded $93 million of restructuring expenses, compared to $117 million in the nine months ended September 30, 2022. The expenses for the nine months ended September 30, 2023 and 2022 were primarily related to network consolidation activities.

The following tables provide the components of the Company’s restructuring costs:

	Three months ended September 30,
	2023	2022

	(U.S. $ in millions)
Restructuring
Employee termination	$16	$32
Other	12	(7)

Total	$27	$25

	Nine months ended September 30,
	2023	2022

	(U.S. $ in millions)
Restructuring
Employee termination	$40	$95
Other	53	22

Total	$93	$117

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total

	(U.S. $ in millions)
Balance as of January 1, 2023	$(112)	$(7)	$(119)
Provision	(40)	(53)	(93)
Utilization and other*	77	53	130

Balance as of September 30, 2023	$(75)	$(7)	$(82)

	Employee termination costs	Other	Total

	(U.S. $ in millions)
Balance as of January 1, 2022	$(131)	$(7)	$(138)
Provision	(95)	(22)	(117)
Utilization and other*	114	22	136

Balance as of September 30, 2022	$(112)	$(7)	$(119)

*	Includes adjustments for foreign currency translation.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

N
OTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, including fully vested restricted share units (“RSUs”) and performance share units (“PSUs”) during the period, net of treasury shares.
In computing diluted earnings per share for the three months ended September 30, 2023 and 2022, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the nine months ended September 30, 2023 and 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended September 30, 2023 and 2022 were 1,135 million and 1,119 million shares, respectively.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the nine months ended September 30, 2023 and 2022 were 1,119 million and 1,109 million shares, respectively.
Basic and diluted earnings per share were $0.07 for the three months ended September 30, 2023, compared to basic and diluted earnings per share of $0.05 for the three months ended September 30, 2022.
Basic and diluted loss per share was $0.88 for the nine months ended September 30, 2023, compared to basic and diluted loss per share of $1.02 for the nine months ended September 30, 2022.

4
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

N
OTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total

	(U.S. $ in millions)

Balance as of December 31, 2022, net of taxes	$(2,514)	$(295)	$(28)	$(2,838)

Other comprehensive income (loss) before reclassifications	(39)	(5)	—	(44)
Amounts reclassified to the statements of income	—	24	(2)	22

Net other comprehensive income (loss) before tax	(39)	19	(2)	(22)

Corresponding income tax	(50)	—	—	(50)

Net other comprehensive income (loss) after tax*	(89)	19	(2)	(72)

Balance as of September 30, 2023, net of taxes	$(2,603)	$(276)	$(30)	$(2,910)

*	Amounts do not include a $84 million loss from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total

	(U.S. $ in millions)

Balance as of December 31, 2021, net of taxes	$(2,274)	$(324)	$(85)	$(2,683)

Other comprehensive income (loss) before reclassifications	(438)		—	(438)
Amounts reclassified to the statements of income	—	21	—	21

Net other comprehensive income (loss) before tax	(438)	21	—	(417)

Corresponding income tax	(53)	—	—	(53)

Net other comprehensive income (loss) after tax*	(491)	21	—	(470)

Balance as of September 30, 2022, net of taxes	$(2,765)	$(303)	$(85)	$(3,153)

*	Amounts do not include a $193 million loss from foreign currency translation adjustments attributable to non-controlling interests.
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

4
3

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
During the third quarter of 2023, in conjunction with a recent shift in executive management responsibilities and in alignment with Teva’s Pivot to Growth strategy, Canada will no longer be included as part of Teva’s North America segment as of January 1, 2024. From that date, Teva’s North America segment will be comprised solely of the United States and Canada will be reported as part of the Company’s International Markets segment. Teva is currently evaluating the associated changes to align its internal financial and segment reporting and its reporting units with this shift.
a. Segment information:

	Three months ended September 30,
	2023
	North America	Europe	International Markets

	(U.S. $ in millions)

Revenues	$2,002	$1,146	$485
Gross profit	1,093	648	261
R&D expenses	163	62	23
S&M expenses	257	184	102
G&A expenses	98	66	27
Other income	(2)	§	(2)

Segment profit	$577	$338	$111

§	Represents an amount less than $0.5 million.

	Three months ended September 30,
	2022
	North America	Europe	International Markets

	(U.S. $ in millions)

Revenues	$1,809	$1,069	$475
Gross profit	942	634	252
R&D expenses	111	44	15
S&M expenses	232	169	97
G&A expenses	122	61	30
Other income	§	§	(2)

Segment profit	$477	$360	$112

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

§	Represents an amount less than $0.5 million.

	Nine months ended September 30,
	2023
	North America	Europe	International Markets

	(U.S. $ in millions)
Revenues	$5,759	$3,493	$1,456
Gross profit	2,950	1,943	778
R&D expenses	478	168	64
S&M expenses	743	565	310
G&A expenses	306	196	87
Other income	(6)	(2)	(31)

Segment profit	$1,429	$1,017	$348

	Nine months ended September 30,
	2022
	North America	Europe	International Markets

	(U.S. $ in millions)

Revenues	$5,450	$3,396	$1,422
Gross profit	2,841	2,031	780
R&D expenses	401	157	54
S&M expenses	733	561	293
G&A expenses	361	183	89
Other income	(12)	(1)	(43)

Segment profit	$1,359	$1,130	$386

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(U.S. $ in millions)		(U.S. $ in millions)

North America profit	$577	$477	$1,429	$1,359
Europe profit	338	360	1,017	1,130
International Markets profit	111	112	348	386

Total reportable segments profit	1,025	949	2,794	2,875
Profit (loss) of other activities	(5)	29	22	135

Total segments profit	1,020	977	2,816	3,010
Amounts not allocated to segments:
Amortization	145	165	471	576
Other assets impairments, restructuring and other items	46	36	241	282
Goodwill impairment	—	—	700	745
Intangible assets impairments	47	24	289	223
Legal settlements and loss contingencies	314	195	1,009	2,048
Other unallocated amounts	112	139	394	379

Consolidated operating income (loss)	355	419	(289)	(1,244)

Financial expenses, net	280	252	808	721

Consolidated income (loss) before income taxes	$75	$166	$(1,097)	$(1,964)

4
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three and nine months ended September 30, 2023 and 2022:
North America

	Three months ended September 30,
	2023	2022

	(U.S. $ in millions)
Generic products	$929	$806
AJOVY	61	57
AUSTEDO	339	260
BENDEKA ® and TREANDA ®	57	77
COPAXONE	103	105
Anda	367	371
Other	146	133

Total	$2,002	$1,809

North America

	Nine months ended September 30,
	2023	2022

	(U.S. $ in millions)
Generic products	$2,722	$2,731
AJOVY	168	142
AUSTEDO	817	618
BENDEKA and TREANDA	188	241
COPAXONE	242	285
Anda	1,183	1,021
Other	439	411

Total	$5,759	$5,450

Europe

	Three months ended September 30,
	2023	2022

	(U.S. $ in millions)
Generic products	$886	$803
AJOVY	41	30
COPAXONE	55	63
Respiratory products	61	62
Other	104	111

Total	$1,146	$1,069

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Europe

	Nine months ended September 30,
	2023	2022

	(U.S. $ in millions)
Generic products	$2,727	$2,552
AJOVY	115	90
COPAXONE	174	207
Respiratory products	195	198
Other	282	349

Total	$3,493	$3,396

International markets

	Three months ended September 30,
	2023	2022

	(U.S. $ in millions)
Generic products	$381	$393
AJOVY	12	6
COPAXONE	10	9
Other	82	67

Total	$485	$475

International markets

	Nine months ended September 30,
	2023	2022

	(U.S. $ in millions)
Generic products	$1,175	$1,175
AJOVY	31	22
COPAXONE	32	29
Other	219	195

Total	$1,456	$1,422

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are classified in the tables below in one of the three categories of fair value levels:

	September 30, 2023
	Level 1	Level 2	Level 3	Total

	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$824	$—	$—	$824
Cash, deposits and other	1,425	—	—	1,425
Investment in securities:
Investment in convertible bond	—	—	25	25
Equity securities	7	—	—	7
Other	5	—	—	5
Restricted cash	1	—	—	1
Derivatives:
Asset derivatives:
Options and forward contracts	—	44	—	44
Cross currency interest rate swaps	—	14	—	14
Conversion option	—	—	15	15
Liability derivatives:
Options and forward contracts	—	(40)	—	(40)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(68)	(68)

Total	$2,262	$18	$(28)	$2,252

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,222	$—	$—	$1,222
Cash, deposits and other	1,579	—	—	1,579
Investment in securities:
Equity securities	9	—	—	9
Other	5	—	1	6
Restricted cash	33	—	—	33
Derivatives:
Asset derivatives—options and forward contracts	—	29	—	29
Liability derivatives:
Options and forward contracts	—	(101)	—	(101)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	$—	—	(153)	(153)

Total	2,848	$(73)	$(152)	$2,624

§	Represents an amount less than $ 0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva determined the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of contingent consideration is based on several factors, such as cash flows projected from the success of unapproved product candidates; probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; time and resources required to complete the development and approval of product candidates; life of the potential commercialized products and associated risks with obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor of
 100% was used in the fair value calculation to reflect inherent regulatory and commercial risks of the contingent payments. The discount rate applied ranged from 8.5% to 11%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 9.2%. Contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
The convertible debt security is separated into a conversion option and a host debt instrument. The conversion option will be marked to market each reporting period with changes in fair value recognized in earnings (see note 8). The host debt instrument is accounted for as available for sale with changes in fair value reflected in other comprehensive income.
The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated ut ilizi
ng Level 3 inputs:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022

	(U.S. $ in millions)
Fair value at the beginning of the period	$(152)	(175)
Investment in convertible bond**	25	—
Conversion option**	15	—
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Actavis Generics transaction	(77)	(98)
Eagle transaction	(35)	(2)
Novetide transaction	2	—
Settlement of contingent consideration:
Actavis Generics transaction	132	106
Eagle transaction	61	68
Novetide transaction	2	—
Additional contingent consideration resulting from Novetide acquisition*	—	(11)

Fair value at the end of the period	$(28)	$(112)

§	Represents an amount less than $ 0.5 million.
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

**	On September 29, 2023, Teva invested $40 million in subordinated convertible bonds, which were issued by Alvotech, pursuant to a convertible bond instrument dated December 20, 2022. ( s ee note 2 ) .

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	September 30,	December 31,
	2023	2022

	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$16,629	$16,694
Senior notes and convertible senior debentures included under short-term debt	975	2,075

Total	$17,604	$18,769

*	The fair value was estimated based on quoted market prices.

5
0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pivot to Growth Strategy

In May 2023, we introduced our new “Pivot to Growth” strategy, which is based on four key pillars: (i) delivering on our growth engines, mainly AUSTEDO, AJOVY, UZEDY and our late-stage pipeline of biosimilars; (ii) stepping up innovation through delivering on our late-stage innovative pipeline assets as well as building up our early-stage pipeline organically and potentially through business development activities; (iii) sustaining our generics medicines powerhouse with a global commercial footprint, focused portfolio, pipeline and manufacturing footprint; and (iv) focusing our business by optimizing our portfolio and global manufacturing footprint to enable strategic capital deployment to accelerate our near and long-term growth engines and reorganizing certain of our business units to a more optimal structure, while also reorganizing key business units to enhance operational efficiency.

Macroeconomic and Geopolitical Environment

In the past year, the global economy has been impacted by fluctuating foreign exchange rates. In the third quarter of 2023, approximately 46% of our revenues were denominated in currencies other than the U.S. dollar and in addition, we manufacture largely outside of the United States. Fluctuations in the U.S. dollar versus other currencies in which we operate may materially impact our revenues, results of operations, profits and cash flows. Additionally, high levels of inflation have recently resulted in significant economic volatility and monetary tightening by central banks. The global economy has also been impacted by the ongoing conflict between Russia and Ukraine, which has caused disruptions to the global and the Company’s internal supply chain. In addition, in October 2023, Israel was attacked by a terrorist organization and entered a state of war. Our global headquarters as well as several manufacturing and R&D facilities are located in Israel and currently remain largely unaffected, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of this war. In light of the above, supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand.

We have implemented certain measures in response to such macroeconomic and geopolitical pressures and are continually considering various initiatives, including, price adjustments where we are not restricted contractually or regulatorily, enhanced inventory management, alternative sourcing strategies for our raw material supply and backup production plans for key products, to allow us to partially mitigate and offset the impact of these macroeconomic and geopolitical factors. However, although inflationary and other macroeconomic pressures may ease, the higher costs we have experienced during the recent periods have already impacted our operations and will likely continue to have an effect on our financial results.

Highlights

Significant highlights in the third quarter of 2023 included:

•

Revenues in the third quarter of 2023 were $3,850 million, an increase of 7% in both U.S. dollars and local currency terms, compared to the third quarter of 2022. This increase was mainly due to higher revenues from generic products in all our segments, AUSTEDO in our North America segment and AJOVY in all our segments, partially offset by lower revenues from BENDEKA and TREANDA in our North America segment as well as from API sales to third parties.

•

Our North America segment generated revenues of $2,002 million and segment profit of $577 million in the third quarter of 2023. Revenues increased by 11% and segment profit increased by 21% compared to the third quarter of 2022.

•

Our Europe segment generated revenues of $1,146 million and segment profit of $338 million in the third quarter of 2023. Revenues increased by 7% in U.S. dollars, and were flat in local currency terms, compared to the third quarter of 2022. Segment profit decreased by 6% compared to the third quarter of 2022.

•

Our International Markets segment generated revenues of $485 million and segment profit of $111 million in the third quarter of 2023. Revenues increased by 2% in U.S. dollars, or 20% in local currency terms, compared to the third quarter of 2022. Segment profit decreased by 1% compared to the third quarter of 2022.

•	Our revenues from other activities in the third quarter of 2023 were $217 million, a decrease of 10% in U.S. dollars and 12% in local currency terms, compared to the third quarter of 2022.

•	R&D expenses in the third quarter of 2023 were $253 million, an increase of 44% compared to $175 million in the third quarter of 2022.

•

Legal settlements and loss contingencies expenses were $314 million in the third quarter of 2023, compared to $195 million in the third quarter of 2022. See note 9 to our consolidated financial statements.

•	Operating income was $355 million in the third quarter of 2023, compared to an operating income of $419 million in the third quarter of 2022.

•	Financial expenses, net were $280 million in the third quarter of 2023, compared to $252 million in the third quarter of 2022.

•

In the third quarter of 2023, we recognized a tax benefit of $12 million, on a pre-tax income of $75 million. In the third quarter of 2022, we recognized a tax expense of $107 million, on a pre-tax income of $166 million. See note 11 to our consolidated financial statements.

•

As of September 30, 2023, our debt was $19,974 million, compared to $21,212 million as of December 31, 2022. In July 2023, we repaid $1,000 million of our 2.8% senior notes at maturity. Additionally, in July 2023, a total amount of $700 million was withdrawn under the RCF, of which $200 million was repaid in September 2023. As of September 30, 2023 and as of the date of this Quarterly Report on Form 10-Q, $500 million is outstanding under the RCF. See note 7 to our consolidated financial statements.

•

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $779 million as of September 30, 2023, compared to negative $119 million as of December 31, 2022. This decrease was mainly due to an increase in accounts payables, resulting primarily from more favorable vendor payment terms that went into effect in 2023 and higher inventory purchases, and by an increase in provisions for legal settlements and loss contingencies, partially offset by an increase in inventory levels, in accounts receivables, net of SR&A, and a decrease in accrued expenses and in employee-related obligations.

•

Cash flow generated from operating activities during the third quarter of 2023 was $5 million, compared to $543 million in the third quarter of 2022. The lower cash flow generated in the third quarter of 2023 resulted mainly from changes in working capital items, including a negative impact from accounts receivables, net of SR&A, higher inventory levels, as well as higher legal payments, partially offset by a positive impact from accounts payables.

•

During the third quarter of 2023, we generated free cash flow of $229 million, which we define as comprising: $5 million in cash flow generated from operating activities, $362 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $10 million in proceeds from divestitures of businesses and other assets, partially offset by $149 million in cash used for capital investment. During the third quarter of 2022, we generated free cash flow of $685 million. The decrease in the third quarter of 2023 resulted mainly from lower cash flow generated from operating activities.

Results of Operations

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,002	100%	$1,809	100%
Gross profit	1,093	54.6%	942	52.1%
R&D expenses	163	8.1%	111	6.1%
S&M expenses	257	12.8%	232	12.8%
G&A expenses	98	4.9%	122	6.8%
Other income	(2)	§	§	§

Segment profit*	$577	28.8%	$477	26.3%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

North America Revenues

Our North America segment includes the United States and Canada. As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada will be reported as part of our International Markets segment. See note 15 to our consolidated financial statements.

Revenues from our North America segment in the third quarter of 2023 were $2,002 million, an increase of $193 million, or 11%, compared to the third quarter of 2022. This increase was mainly due to higher revenues from generic products and certain innovative products, primarily AUSTEDO and AJOVY, partially offset by lower revenues from BENDEKA and TREANDA.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Percentage Change
	2023	2022	2023-2022

	(U.S. $ in millions)
Generic products	$929	$806	15%
AJOVY	61	57	8%
AUSTEDO	339	260	30%
BENDEKA and TREANDA	57	77	(26%)
COPAXONE	103	105	(2%)
Anda	367	371	(1%)
Other*	146	133	10%

Total	$2,002	$1,809	11%

*	Other revenues in the third quarter of 2023 increased mainly due to a reduction in estimated liabilities in connection with ProAir® HFA following its discontinuation on October 1, 2022.

Generic products revenues in our North America segment (including biosimilars) in the third quarter of 2023 were $929 million, an increase of 15% compared to the third quarter of 2022, mainly due to revenues from lenalidomide capsules (the generic version of Revlimid®), partially offset by increased competition to other generic products.

Among the most significant generic products we sold in North America in the third quarter of 2023 were lenalidomide capsules (the generic version of Revlimid®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®), Truxima® (the biosimilar to Rituxan®), and albuterol sulfate inhalation aerosol (our ProAir® authorized generic).

In the third quarter of 2023, our total prescriptions were approximately 320 million (based on trailing twelve months), representing 8.4% of total U.S. generic prescriptions, compared to approximately 302 million (based on trailing twelve months), representing 8.2% of total U.S. generic prescriptions in the third quarter of 2022, all according to IQVIA data.

AJOVY revenues in our North America segment in the third quarter of 2023 increased by 8% to $61 million, compared to the third quarter of 2022, mainly due to growth in volume. In the third quarter of 2023, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 24.9% compared to 24.7% in the third quarter of 2022.

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

In October 2017, we filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents issued a verdict in Teva’s favor on November 9, 2022, finding the three method of treatment patents valid and infringed by Lilly and awarding Teva $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s 2026 patents to be invalid. We plan to appeal this decision.

On June 8, 2021, we filed a second lawsuit in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes two patents related to the treatment of refractory migraine. This second litigation was stayed pending resolution of Lilly’s IPR petitions challenging the patentability of these two patents. On September 25, 2023, the PTAB issued its written decision for invalidating these two patents. Based on another Lilly petition, IPR proceedings were instituted on a third patent also related to the treatment of refractory migraine. On October 11, 2023, the PTAB issued its written decision invalidating the third patent.

In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

AUSTEDO revenues in our North America segment in the third quarter of 2023 increased by 30%, to $339 million, compared to $260 million in the third quarter of 2022, mainly due to growth in volume with the launch of AUSTEDO XR in May 2023.

AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in adults.

AUSTEDO is protected in the United States by twelve Orange Book patents expiring between 2031 and 2038 and in Europe by two patents expiring in 2029. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1, 2021, we filed claims against two generic ANDA filers, Aurobindo and Lupin, in the U.S. District Court for the District of New Jersey. In addition, Apotex filed a petition for IPR by the PTAB of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. On April 29, 2022 and June 8, 2022, we reached agreements with Lupin and Aurobindo, respectively, to sell their generic products beginning April 2033, or earlier under certain circumstances. There are no further patent litigations pending regarding AUSTEDO.

AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023, and became commercially available in the U.S. in May 2023. AUSTEDO XR is a new once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, additional to the currently marketed twice-daily AUSTEDO. AUSTEDO XR is protected by nine Orange Book patents expiring between 2031 and 2041.

UZEDY (risperidone) extended-release injectable suspension was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is the first subcutaneous, long-acting formulation of risperidone that controls the steady release of risperidone. UZEDY is protected by nine Orange Book patents expiring between 2025 and 2033.

BENDEKA and TREANDA combined revenues in our North America segment in the third quarter of 2023 decreased by 26% to $57 million, compared to the third quarter of 2022, mainly due to generic bendamustine products entry into the market. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022.

In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increased the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses.

There are 16 patents listed in the U.S. Orange Book for BENDEKA with expiry dates in 2026 and 2031. In September 2019, a patent infringement action against four of six ANDA filers for generic versions of BENDEKA was tried in the U.S. District Court for the District of Delaware, which on April 27, 2020 upheld the validity of all of the asserted patents and found that all four ANDA filers infringe at least one of the patents. Teva settled with one of the three ANDA filers that appealed the district court’s decision, and on August 13, 2021, the Federal Circuit issued a Rule 36 affirmance of such decision. Litigation against the fifth ANDA filer was dismissed after withdrawal of its patent challenge, and the case against a sixth ANDA filer was also settled.

Additionally, in July 2018, Teva and Eagle filed suit against Hospira, Inc. (“Hospira”) related to its 505(b)(2) NDA referencing BENDEKA in the U.S. District Court for the District of Delaware. On December 16, 2019, the district court dismissed the case against Hospira on all but one of the asserted patents, which expires in 2031. On April 18, 2022, Teva and Eagle settled this matter with Hospira. Teva had also filed suit against two other 505(b)(2) NDA filers, Doctor Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”) and on December 10, 2022 and April 4, 2023, Teva and Eagle settled with Accord and DRL, respectively. Based on the settlement agreements, the three 505(b)(2) filers, Hospira, Accord and DRL can launch their products on November 17, 2027 or earlier under certain circumstances. On May 4, 2023, and June 9, 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product. In addition, on June 16, 2023, Teva filed suit against BendaRx USA Corp. in the U.S. District Court for the District of Eastern Virginia, which has been stayed until the conclusion of the lawsuit in the U.S. District Court for the District of Delaware.

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

COPAXONE revenues in our North America segment in the third quarter of 2023 decreased by 2% to $103 million, compared to the third quarter of 2022, mainly due to generic competition in the United States and a decrease in glatiramer acetate market share due to availability of alternative therapies. COPAXONE revenues in the third quarter of 2023 were also positively impacted by a reduction in sales allowance.

The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus® and Kesimpta®.

Anda revenues from third-party products in our North America segment in the third quarter of 2023 decreased by 1% to $367 million, compared to $371 million in the third quarter of 2022, mainly due to lower demand. Anda, our distribution business in the United States, distributes generic and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Product Launches and Pipeline

In the third quarter of 2023, we launched the generic version of the following branded product in North America:

Product Name	Brand Name		Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Plerixafor Injection	Mozobil	®	July	$211

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

Our generic products pipeline in the United States includes, as of September 30, 2023, 147 product applications awaiting FDA approval, including 65 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended June 30, 2023 of approximately $111 billion, according to IQVIA. Approximately 76% of pending applications include a paragraph IV patent challenge, and we believe we are first to file with respect to 65 of these products, or 93 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $74 billion in U.S. brand sales for the twelve months ended June 30, 2023, according to IQVIA.

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

In the third quarter of 2023, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name		Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Encorafenib Capsules, 75 mg	Braftovi	®	$197
Pazopanib Tablets, 200 mg	Votrient	®	$172

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America Gross Profit

Gross profit from our North America segment in the third quarter of 2023 was $1,093 million, an increase of 16%, compared to $942 million in the third quarter of 2022.

Gross profit margin for our North America segment in the third quarter of 2023 increased to 54.6%, compared to 52.1% in the third quarter of 2022. This increase was mainly due to a favorable mix of products primarily driven by an increase in revenues from AUSTEDO.

North America R&D Expenses

R&D expenses relating to our North America segment in the third quarter of 2023 were $163 million, an increase of 46%, compared to $111 million in the third quarter of 2022.

For a description of our R&D expenses in the third quarter of 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America S&M Expenses

S&M expenses relating to our North America segment in the third quarter of 2023 were $257 million, an increase of 11%, compared to $232 million in the third quarter of 2022. This increase was mainly due to promotional activities related to AUSTEDO and UZEDY.

North America G&A Expenses

G&A expenses relating to our North America segment in the third quarter of 2023 were $98 million, a decrease of 20% compared to $122 million in the third quarter of 2022.

North America Profit

Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our North America segment in the third quarter of 2023 was $577 million, an increase of 21% compared to $477 million in the third quarter of 2022. This increase was mainly due to higher gross profit, partially offset by higher R&D expenses, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,146	100%	$1,069	100%
Gross profit	648	56.6%	634	59.3%
R&D expenses	62	5.4%	44	4.1%
S&M expenses	184	16.0%	169	15.8%
G&A expenses	66	5.7%	61	5.7%
Other income	§	§	§	§

Segment profit*	$338	29.5%	$360	33.7%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the third quarter of 2023 were $1,146 million, an increase of 7%, or $77 million, compared to the third quarter of 2022. In local currency terms, revenues were flat compared to the third quarter of 2022.

Revenues in the third quarter of 2023 included $15 million from a positive hedging impact, which is included in “Other” in the table below. Revenues in the third quarter of 2022 included $24 million from a positive hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Percentage Change
	2023	2022	2023-2022

	(U.S. $ in millions)
Generic products	$886	$803	10%
AJOVY	41	30	36%
COPAXONE	55	63	(13%)
Respiratory products	61	62	(2%)
Other	104	111	(7%)

Total	$1,146	$1,069	7%

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the third quarter of 2023, increased by 10% to $886 million, compared to the third quarter of 2022. In local currency terms, revenues increased by 2%, mainly due to higher volumes of generic products and OTC price increases.

AJOVY revenues in our Europe segment in the third quarter of 2023 increased by 36% to $41 million, compared to $30 million in the third quarter of 2022. In local currency terms revenues increased by 28%, mainly due to growth in European countries in which AJOVY had previously been launched.

For information about AJOVY patent protection, see “—North America Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the third quarter of 2023 decreased by 13% to $55 million, compared to the third quarter of 2022. In local currency terms, revenues decreased by 19%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products.

In certain countries, Teva remains in litigation against generic companies on a COPAXONE 40 mg/mL patent that expires in 2030.

Respiratory products revenues in our Europe segment in the third quarter of 2023 decreased by 2% to $61 million compared to the third quarter of 2022. In local currency terms, revenues decreased by 9% compared to the third quarter of 2022, mainly due to lower volumes.

Product Launches and Pipeline

As of September 30, 2023, our generic products pipeline in Europe included 349 generic approvals relating to 59 compounds in 110 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,209 marketing authorization applications are pending approval in 37 European countries, relating to 103 compounds in 216 formulations. Two applications are pending with the EMA relating to seven strengths in 30 markets.

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe Gross Profit

Gross profit from our Europe segment in the third quarter of 2023 was $648 million, an increase of 2% compared to $634 million in the third quarter of 2022.

Gross profit margin for our Europe segment in the third quarter of 2023 decreased to 56.6%, compared to 59.3% in the third quarter of 2022. This decrease was mainly due to higher cost of goods sold, mainly driven by higher costs due to inflationary and other macroeconomic pressures.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the third quarter of 2023 were $62 million, an increase of 41% compared to $44 million in the third quarter of 2022.

For a description of our R&D expenses in the third quarter of 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the third quarter of 2023 were $184 million, an increase of 9% compared to $169 million in the third quarter of 2022, mainly due to exchange rate fluctuations.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the third quarter of 2023 were $66 million, an increase of 7% compared to $61 million in the third quarter of 2022, mainly due to exchange rate fluctuations.

Europe Profit

Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the third quarter of 2023 was $338 million, a decrease of 6%, compared to $360 million in the third quarter of 2022. This decrease was mainly due to higher operating expenses partially driven by exchange rate fluctuations, as described above.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$485	100%	$475	100%
Gross profit	261	53.8%	252	53.0%
R&D expenses	23	4.8%	15	3.2%
S&M expenses	102	21.0%	97	20.5%
G&A expenses	27	5.6%	30	6.2%
Other income	(2)	§	(2)	§

Segment profit*	$111	22.8%	$112	23.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

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

As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada will be reported under our International Markets segment and will no longer be included as part of our North America segment. See note 15 to our consolidated financial statements.

In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form 10-Q, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results. We have no manufacturing or R&D facilities in these markets. During the nine months ended September 30, 2023, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, we entered into hedges to hedge our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of the third quarter of 2023, we were unable to renew certain of our expiring hedging positions due to the liquidity situation in the market for Russian rubles and we currently hedge a small part of our projected net revenues for 2023. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in the third quarter of 2023 were $485 million, an increase of 2% compared to the third quarter of 2022. In local currency terms, revenues increased by 20% compared to the third quarter of 2022, mainly due to higher revenues from generic products in most markets, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

In the third quarter of 2023, revenues were negatively impacted by exchange rate fluctuations of $83 million, net of hedging effects, compared to the third quarter of 2022. Revenues in the third quarter of 2023 included a positive hedging impact of $6 million, compared to a positive hedging impact of $4 million in the third quarter of 2022, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Percentage Change
	2023	2022	2023-2022

	(U.S. $ in millions)
Generic products	$381	$393	(3%)
AJOVY	12	6	113%
COPAXONE	10	9	10%
Other	82	67	21%

Total	$485	$475	2%

Generic products revenues (including OTC products) in our International Markets segment were $381 million in the third quarter of 2023 compared to $393 million in the third quarter of 2022. In local currency terms, revenues increased by 17% compared to the third quarter of 2022, mainly due to higher revenues in most markets, largely driven by price increases largely as a result of higher costs due to inflationary pressure, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

AJOVY was launched in certain markets in our International Markets segment, including in Japan in August 2021. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in the third quarter of 2023 were $12 million, compared to $6 million in the third quarter of 2022.

COPAXONE revenues in our International Markets segment in the third quarter of 2023 were $10 million compared to $9 million in the third quarter of 2022.

AUSTEDO was launched in China and Israel during 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. We continue with additional submissions in various other markets.

International Markets Gross Profit

Gross profit from our International Markets segment in the third quarter of 2023 was $261 million, an increase of 4% compared to $252 million in the third quarter of 2022.

Gross profit margin for our International Markets segment in the third quarter of 2023 increased to 53.8%, compared to 53.0% in the third quarter of 2022. This increase was mainly due to price increases largely as a result of inflationary pressures and a favorable mix of products, partially offset by regulatory price reductions and generic competition to off-patented products in Japan, as well as higher costs due to inflationary and other macroeconomic pressures.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the third quarter of 2023 were $23 million, an increase of 52% compared to the third quarter of 2022.

For a description of our R&D expenses in the third quarter of 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the third quarter of 2023 were $102 million, an increase of 5% compared to the third quarter of 2022, mainly to support revenue growth.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the third quarter of 2023 were $27 million, a decrease of 8% compared to $30 million in the third quarter of 2022.

International Markets Other Income

Other income relating to our International Markets segment in the third quarter of 2023 was $2 million, flat compared to the third quarter of 2022.

International Markets Profit

Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the third quarter of 2023 was $111 million, a decrease of 1%, compared to $112 million in the third quarter of 2022.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.

Our revenues from other activities in the third quarter of 2023 were $217 million, a decrease of 10% in U.S. dollars. In local currency terms revenues decreased by 12% compared to the third quarter of 2022.

API sales to third parties in the third quarter of 2023 were $131 million, a decrease of 12% in both U.S. dollars and local currency terms, compared to the third quarter of 2022.

Teva Consolidated Results

Revenues

Revenues in the third quarter of 2023 were $3,850 million, an increase of 7% in both U.S. dollars and local currency terms compared to the third quarter of 2022. This increase was mainly due to higher revenues from generic products in all our segments, AUSTEDO in our North America segment and AJOVY in all our segments, partially offset by lower revenues from BENDEKA and TREANDA in our North America segment as well as from API sales to third parties. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the third quarter of 2023, net of hedging effects, negatively impacted revenues by $9 million, compared to the third quarter of 2022. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the third quarter of 2023 was $1,851 million, an increase of 11% compared to $1,669 million in the third quarter of 2022.

Gross profit margin was 48.1% in the third quarter of 2023, compared to 46.4% in the third quarter of 2022. This increase was mainly due to a favorable mix of products in our North America segment primarily driven by an increase in revenues from AUSTEDO, partially offset by higher costs due to inflationary and other macroeconomic pressures.

Research and Development (R&D) Expenses

Our R&D activities for innovative medicines and biosimilar products in each of our segments include costs of discovery research, preclinical development, drug formulation, early- and late-stage clinical development and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to Phase 3; (iii) late-stage projects in Phase 3 programs, including where a new drug application is currently pending approval; (iv) post-approval studies for marketed innovative products; and (v) indirect expenses, such as costs of internal administration, infrastructure and personnel.

Our R&D activities for generic products in each of our segments include both (i) direct expenses relating to product formulation, analytical method development, stability testing, management of bioequivalence and other clinical studies and regulatory filings; and (ii) indirect expenses, such as costs of internal administration, infrastructure and personnel.

In the third quarter of 2023, our R&D expenses related primarily to innovative product candidates in neuroscience (such as neuropsychiatry, including post-approval commitments), immunology and immuno-oncology and selected other areas, as well as generic products and biosimilars.

R&D expenses in the third quarter of 2023 were $253 million, an increase of 44% compared to $175 million in the third quarter of 2022, as we continue to execute on our Pivot to Growth strategy.

Our higher R&D expenses in the third quarter of 2023, compared to the third quarter of 2022, were mainly due to an increase related to our late-stage innovative pipeline in neuroscience (mainly neuropsychiatry), in immunology and immuno-oncology. In addition, in the third quarter of 2022 our R&D expenses were lower due to an adjustment in payments pursuant to a contract with one of our R&D partners.

R&D expenses as a percentage of revenues were 6.6% in the third quarter of 2023, compared to 4.9% in the third quarter of 2022.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of November 1, 2023:

	Phase 2	Phase 3	Under Regulatory Review
Neuroscience		Olanzapine LAI (TEV-‘749) Schizophrenia (September 2022)

Immunology	Anti- TL1A (TEV-’574) Inflammatory Bowel Disease	ICS/SABA (TEV-’248) Respiratory (February 2023)

Emrusolmin (TEV-‘286) Multiple System Atropy

Other			Digihaler® (budesonide and formoterol fumarate dihydrate) (EU)(1)

(1)	Approved and launched in the U.K. Under EU regulatory review.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including Phase 3 clinical trials for biosimilars to Prolia® (denosumab), Xolair® (omalizumab), Eylea® (afilbercept) and Simponi® (golimumab), biosimilars to Stelara® (ustekinumab) and to Humira® (adalimumab), each of which are currently under U.S. regulatory review and a biosimilar to Lucentis® (ranibizumab) that was approved in Canada.

Selling and Marketing (S&M) Expenses

S&M expenses in the third quarter of 2023 were $576 million, an increase of 7% compared to the third quarter of 2022. This increase was mainly a result of the factors discussed above under “—North America segment—S&M Expenses,” “—Europe segment—S&M Expenses” and “—International Markets Segment—S&M Expenses.”

S&M expenses as a percentage of revenues were 15.0% in both the third quarter of 2023 and in the third quarter of 2022.

General and Administrative (G&A) Expenses

G&A expenses in the third quarter of 2023 were $268 million, a decrease of 5% compared to the third quarter of 2022.

G&A expenses as a percentage of revenues were 7.0% in the third quarter of 2023 compared to 7.9% in the third quarter of 2022.

Intangible Asset Impairments

We recorded expenses of $47 million for identifiable intangible asset impairments in the third quarter of 2023, compared to expenses of $24 million in the third quarter of 2022. See note 5 to our consolidated financial statements.

Goodwill Impairment

No goodwill impairments were recorded in the third quarters of 2023 and 2022.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $46 million for other asset impairments, restructuring and other items in the third quarter of 2023, compared to expenses of $36 million in the third quarter of 2022. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $314 million in legal settlements and loss contingencies in the third quarter of 2023, compared to expenses of $195 million in the third quarter of 2022. See note 9 to our consolidated financial statements.

Other Income

Other income in the third quarter of 2023 was $9 million, compared to $2 million in the third quarter of 2022.

Operating Income (Loss)

Operating income was $355 million in the third quarter of 2023, compared to an operating income of $419 million in the third quarter of 2022. The lower operating income in the third quarter of 2023 was mainly due to higher legal settlements and loss contingencies, higher R&D and S&M expenses in the third quarter of 2023, partially offset by higher gross profit in the third quarter of 2023.

Operating income as a percentage of revenues was 9.2% in the third quarter of 2023, compared to an operating income as a percentage of revenues of 11.6% in the third quarter of 2022.

Financial Expenses, Net

In the third quarter of 2023, financial expenses, net were $280 million, mainly comprised of net-interest expenses of $247 million and a negative exchange rate impact driven mainly from currencies which we were unable to hedge. In the third quarter of 2022, financial expenses, net were $252 million, mainly comprised of net-interest expenses of $229 million.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to our consolidated income (loss) before income taxes for the three months ended September 30, 2023 and 2022:

	Three months ended
	September 30,
	2023	2022

	(U.S. $ in millions)
North America profit	$577	$477
Europe profit	338	360
International Markets profit	111	112

Total reportable segments profit	1,025	949
Profit (loss) of other activities	(5)	29

Total segments profit	1,020	977
Amounts not allocated to segments:
Amortization	145	165
Other assets impairments, restructuring and other items	46	36
Intangible assets impairments	47	24
Legal settlements and loss contingencies	314	195
Other unallocated amounts	112	139

Consolidated operating income (loss)	355	419

Financial expenses, net	280	252

Consolidated income (loss) before income taxes	$75	$166

Income Taxes

In the third quarter of 2023, we recognized a tax benefit of $12 million, on a pre-tax income of $75 million. In the third quarter of 2022, we recognized a tax expense of $107 million, on a pre-tax income of $166 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net income was $80 million in the third quarter of 2023, compared to net income of $56 million in the third quarter of 2022. The higher net income in the third quarter of 2023 was mainly due to a higher tax benefit, partially offset by lower operating income, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended September 30, 2023 and 2022 was 1,135 million and 1,119 million shares, respectively.

Diluted earnings per share were $0.07 in the third quarter of 2023, compared to diluted earnings per share of $0.05 in the third quarter of 2022. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of September 30, 2023 and 2022, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,157 million and 1,144 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the third quarter of 2023, approximately 46% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and the local currencies in the markets in which we operate (primarily the euro, British pound, Canadian dollar, Japanese yen, Russian ruble, Swiss franc and new Israeli shekel) impact our results.

During the third quarter of 2023, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Argentinian peso by 56%, Russian ruble by 36%, Turkish lira by 33%, Israeli shekel by 9%, Ukrainian hryvna by 5% and the Japanese yen by 4%. The following main currencies increased in value against the U.S. dollar: Mexican peso by 19%, Polish zloty by 14%, Hungarian forint by 13%, Swiss franc by 9%, Chilean peso by 9%, British pound by 8% and the euro by 8%.

As a result, exchange rate movements during the third quarter of 2023, net of hedging effects, negatively impacted overall revenues by $9 million and operating income by $53 million, compared to the third quarter of 2022.

In the third quarter of 2023, a positive hedging impact of $22 million was recognized under revenues, and a negative hedging impact of $7 million was recognized under cost of sales. In the third quarter of 2022, a positive hedging impact of $34 million was recognized under revenues and a negative hedging impact of $1 million was recognized under cost of sales.

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

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the nine months ended September 30, 2023 and 2022. Where there are different factors affecting the nine months comparison, we have described them below.

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$5,759	100%	$5,450	100%
Gross profit	2,950	51.2%	2,841	52.1%
R&D expenses	478	8.3%	401	7.4%
S&M expenses	743	12.9%	733	13.4%
G&A expenses	306	5.3%	361	6.6%
Other income	(6)	§	(12)	§

Segment profit*	$1,429	24.8%	$1,359	24.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

North America Revenues

Our North America segment includes the United States and Canada. As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada will be reported as part of our International Markets segment. See note 15 to our consolidated financial statements.

Revenues from our North America segment in the first nine months of 2023 were $5,759 million, an increase of 6% compared to $5,450 million in the first nine months of 2022.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Percentage Change
	2023	2022	2023-2022

	(U.S. $ in millions)
Generic products	$2,722	$2,731	§
AJOVY	168	142	18%
AUSTEDO	817	618	32%
BENDEKA and TREANDA	188	241	(22%)
COPAXONE	242	285	(15%)
Anda	1,183	1,021	16%
Other	439	411	7%

Total	$5,759	$5,450	6%

§	Represents an amount less than 0.5%.
*	Other revenues in the first nine months of 2023 increased mainly due to a reduction in estimated liabilities in connection with ProAir® HFA following its discontinuation on October 1, 2022.

North America Gross Profit

Gross profit from our North America segment in the first nine months of 2023 was $2,950 million, an increase of 4%, compared to $2,841 million in the first nine months of 2022.

Gross profit margin for our North America segment in the first nine months of 2023 decreased to 51.2% compared to 52.1% in the first nine months of 2022. This decrease was driven by higher cost of goods sold, mainly driven by higher costs due to inflationary and other macroeconomic pressures.

North America R&D Expenses

R&D expenses relating to our North America segment in the first nine months of 2023 were $478 million, an increase of 19%, compared to $401 million in the first nine months of 2022.

North America S&M Expenses

S&M expenses relating to our North America segment in the first nine months of 2023 were $743 million, an increase of 1%, compared to $733 million in the first nine months of 2022.

North America G&A Expenses

G&A expenses relating to our North America segment in the first nine months of 2023 were $306 million, a decrease of 15%, compared to $361 million in the first nine months of 2022.

North America Profit

Profit from our North America segment in the first nine months of 2023 was $1,429 million, an increase of 5%, compared to $1,359 million in the first nine months of 2022.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,493	100%	$3,396	100%
Gross profit	1,943	55.6%	2,031	59.8%
R&D expenses	168	4.8%	157	4.6%
S&M expenses	565	16.2%	561	16.5%
G&A expenses	196	5.6%	183	5.4%
Other (income) expense	(2)	§	(1)	§

Segment profit*	$1,017	29.1%	$1,130	33.3%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom, and certain other European countries.

Revenues from our Europe segment in the first nine months of 2023 were $3,493 million, an increase of 3% or $97 million, compared to the first nine months of 2022. In local currency terms, revenues increased by 3% compared to the first nine months of 2022.

Revenues in the first nine months of 2023 included $8 million from a positive hedging impact, which is included in “Other” in the table below. Revenues in the first nine months of 2022 included $65 million from a positive hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Percentage Change
	2023	2022	2023-2022

	(U.S. $ in millions)
Generic products	$2,727	$2,552	7%
AJOVY	115	90	28%
COPAXONE	174	207	(16%)
Respiratory products	195	198	(2%)
Other	282	349	(19%)

Total	$3,493	$3,396	3%

Europe Gross Profit

Gross profit from our Europe segment in the first nine months of 2023 was $1,943 million, a decrease of 4% compared to $2,031 million in the first nine months of 2022.

Gross profit margin for our Europe segment in the first nine months of 2023 decreased to 55.6% compared to 59.8% in the first nine months of 2022.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first nine months of 2023 were $168 million, an increase of 7% compared to $157 million in the first nine months of 2022.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first nine months of 2023 were $565 million, an increase of 1% compared to $561 million in the first nine months of 2022.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first nine months of 2023 were $196 million, an increase of 7% compared to $183 million in the first nine months of 2022.

Europe Profit

Profit from our Europe segment in the first nine months of 2023 was $1,017 million, a decrease of 10% compared to $1,130 million in the first nine months of 2022.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023		2022

	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,456	100%	$1,422	100%
Gross profit	778	53.4%	780	54.9%
R&D expenses	64	4.4%	54	3.8%
S&M expenses	310	21.3%	293	20.6%
G&A expenses	87	6.0%	89	6.3%
Other (income) expense	(31)	(2.1%)	(43)	(3.0%)

Segment profit*	$348	23.9%	$386	27.2%

*	Segment profit does not include amortization and certain other items.

International Markets Revenues

Our International Markets segment includes all countries other than those in our North America and Europe segments. As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada will be reported under our International Markets segment and will no longer be included as part of our North America segment. See note 15 to our consolidated financial statements.

Revenues from our International Markets segment in the first nine months of 2023 were $1,456 million, an increase of $35 million, or 2%, compared to the first nine months of 2022. In local currency terms, revenues increased by 14%.

In the first nine months of 2023, revenues were negatively impacted by exchange rate fluctuations of $159 million net of hedging effects, compared to the first nine months of 2022. Revenues in the first nine months of 2023 included a positive hedging impact of $12 million, compared to a negative hedging impact of $1 million in the first nine months of 2022 which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Percentage Change
	2023	2022	2023-2022

	(U.S. $ in millions)
Generic products	$1,175	$1,175	§
AJOVY	31	22	40%
COPAXONE	32	29	9%
Other	219	195	12%

Total	$1,456	$1,422	2%

§	Represents an amount less than 0.5%.

International Markets Gross Profit

Gross profit from our International Markets segment in the first nine months of 2023 was $778 million, compared to $780 million in the first nine months of 2022.

Gross profit margin for our International Markets segment in the first nine months of 2023 was 53.4%, a decrease of 1.5% compared to the first nine months of 2022. This decrease was mainly due to regulatory price reductions and generic competition to off-patented products in Japan, as well as higher costs due to inflationary and other macroeconomic pressures, partially offset by price increases largely as a result of such inflationary pressures.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first nine months of 2023 were $64 million, an increase of 17% compared to $54 million in the first nine months of 2022.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first nine months of 2023 were $310 million, an increase of 6% compared to $293 million in the first nine months of 2022.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first nine months of 2023 were $87 million a decrease of 2% compared to $89 million in the first nine months of 2022.

International Markets Other Income

Other income in the first nine months of 2023 was $31 million, compared to $43 million in the first nine months of 2022. Other income in the first nine months of 2023 included a capital gain from the sale of assets. Other income in the first nine months of 2022 was mainly the result of settlement proceeds.

International Markets Profit

Profit from our International Markets segment in the first nine months of 2023 was $348 million, a decrease of 10%, compared to $386 million in the first nine months of 2022. This decrease was mainly due to lower gross profit, lower other income as well as higher S&M and R&D expenses in the first nine months of 2023.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.

Our revenues from other activities in the first nine months of 2023 decreased by 12% to $681 million in both U.S. dollars and in local currency terms, compared to the first nine months of 2022.

API sales to third parties in the first nine months of 2023 were $415 million, a decrease of 18% in both U.S. dollars and local currency terms, compared to the first nine months of 2022.

Teva Consolidated Results

Revenues

Revenues in the first nine months of 2023 were $11,389 million, an increase of 3% compared to the first nine months of 2022. In local currency terms, revenues increased by 5%, compared to the first nine months of 2022.

Exchange rate movements during the first nine months of 2023, including hedging effects, negatively impacted revenues by $189 million, compared to the first nine months of 2022. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the first nine months of 2023 was $5,230 million, an increase of 1% compared to the first nine months of 2022.

Gross profit margin was 45.9% in the first nine months of 2023, compared to 47.1% in the first nine months of 2022.

This decrease was mainly driven by higher costs due to inflationary and other macroeconomic pressures, an increase in revenues with lower profitability from Anda in our North America segment and lower revenues from COPAXONE, partially offset by higher revenues from AUSTEDO.

Research and Development (R&D) Expenses

R&D expenses in the first nine months of 2023 were $726 million, an increase of 16% compared to the first nine months of 2022.

R&D expenses as a percentage of revenues were 6.4% in the first nine months of 2023, compared to 5.7% in the first nine months of 2022.

Selling and Marketing (S&M) Expenses

S&M expenses in the first nine months of 2023 were $1,726 million, an increase of 1% compared to the first nine months of 2022.

S&M expenses as a percentage of revenues were 15.2% in the first nine months of 2023, compared to 15.5% in the first nine months of 2022.

General and Administrative (G&A) Expenses

G&A expenses in the first nine months of 2023 were $870 million, a decrease of 2% compared to the first nine months of 2022.

G&A expenses as a percentage of revenues were 7.6% in the first nine months of 2023, compared to 8.1% in the first nine months of 2022.

Intangible Asset Impairments

We recorded expenses of $289 million for identifiable intangible asset impairments, in the first nine months of 2023, compared to expenses of $223 million in the first nine months of 2022. See note 5 to our consolidated financial statements.

Goodwill Impairment

We recorded a goodwill impairment charge of $700 million related to our International Markets reporting unit in the first nine months of 2023, compared to a goodwill impairment charge of $745 million in the first nine months of 2022, of which $479 million was related to our International Markets reporting unit and $266 million was related to Teva’s API reporting unit. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $241 million for other asset impairments, restructuring and other items in the first nine months of 2023, compared to expenses of $282 million in the first nine months of 2022. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $1,009 million in legal settlements and loss contingencies in the first nine months of 2023, compared to expenses of $2,048 million in the first nine months of 2022. See note 9 to our consolidated financial statements.

Other Income

Other income in the first nine months of 2023 was $43 million, compared to $88 million in the first nine months of 2022. Other income in the first nine months of 2023 included a capital gain from the sale of assets related to our International Markets segment. Other income in the first nine months of 2022 was mainly the result of settlement proceeds in our International Markets segment as well as a capital gain related to the sale of an R&D site.

Operating Income (Loss)

Operating loss was $289 million in the first nine months of 2023, compared to an operating loss of $1,244 million in the first nine months of 2022, mainly due to higher legal settlements and loss contingencies in the first nine months of 2022.

Operating loss as a percentage of revenues was 2.5% in the first nine months of 2023, compared to an operating loss as a percentage of revenues of 11.3% in the first nine months of 2022.

Financial Expenses, Net

In the first nine months of 2023, financial expenses, net were $808 million, mainly comprised of net-interest expenses of $723 million and a negative exchange rate impact driven mainly from currencies which we were unable to hedge. In the first nine months of 2022, financial expenses, net were $721 million, mainly comprised of net-interest expenses of $698 million.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,
	2023	2022

	(U.S. $ in millions)
North America profit	$1,429	$1,359
Europe profit	1,017	1,130
International Markets profit	348	386

Total reportable segments profit	2,794	2,875
Profit (loss) of other activities	22	135

Total segments profit	2,816	3,010
Amounts not allocated to segments:
Amortization	471	576
Other assets impairments, restructuring and other items	241	282
Goodwill impairment	700	745
Intangible asset impairments	289	223
Legal settlements and loss contingencies	1,009	2,048
Other unallocated amounts	394	379

Consolidated operating income (loss)	(289)	(1,244)

Financial expenses, net	808	721

Consolidated income (loss) before income taxes	$(1,097)	$(1,964)

Income Taxes

In the first nine months of 2023, we recognized a tax benefit of $48 million, on pre-tax loss of $1,097 million. In the first nine months of 2022, we recognized a tax benefit of $792 million, on pre-tax loss of $1,964 million. See note 11 to our consolidated financial statements.

Share in (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net in the first nine months of 2023 was $1 million, compared to share in profits of $20 million in the first nine months of 2022. Share in profits of associated companies, net in the first nine months of 2022 was mainly related to the difference between the book value of our investment in Novetide and its fair value as of the date we completed its acquisition in January 2022.

Net Income (Loss) Attributable to Teva

Net loss was $988 million in the first nine months of 2023, compared to net loss of $1,132 million in the first nine months of 2022.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the nine months ended September 30, 2023 and 2022 was 1,119 million and 1,109 million shares, respectively.

Basic and diluted loss per share was $0.88 for the nine months ended September 30, 2023, compared to basic and diluted loss per share of $1.02 for the nine months ended September 30, 2022. See note 13 to our consolidated financial statements.

Impact of Currency Fluctuations on Results of Operations

In the first nine months of 2023, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in markets in which we operate (primarily the euro, British pound, Canadian dollar, Swiss franc, Japanese yen, Russian ruble, and new Israeli shekel) impact our results.

During the first nine months of 2023, the following main currencies relevant to our operations decreased in value against the U.S. dollar: Argentinian peso by 49%, Turkish lira by 28%, Ukrainian hryvna by 16%, Russian ruble by 15%, new Israeli shekel by 9% and the Japanese yen by 8% (all compared on a nine-month average basis). The following main currencies relevant to our operations increased in value against the U.S. dollar: Mexican peso by 14%, Swiss franc by 5%, Chilean peso by 4%, Polish zloty by 3% and the euro by 2%.

As a result, exchange rate movements during the first nine months of 2023, including hedging effects, negatively impacted overall revenues by $189 million and our operating income by $122 million, in comparison to the first nine months of 2022.

In the first nine months of 2023, a positive hedging impact of $20 million was recognized under revenues, and a negative hedging impact of $8 million was recognized under cost of sales. In the first nine months of 2022, a positive hedging impact of $69 million was recognized under revenues and a negative hedging impact of $5 million was recognized under cost of sales.

Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.

Liquidity and Capital Resources

Total balance sheet assets were $42,088 million as of September 30, 2023, compared to $44,006 million as of December 31, 2022.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $779 million as of September 30, 2023, compared to negative $119 million as of December 31, 2022. This decrease was mainly due to an increase in accounts payables, resulting primarily from more favorable vendor payment terms that went into effect in 2023 and higher inventory purchases, and an increase in provisions for legal settlements and loss contingencies, partially offset by an increase in inventory levels, in accounts receivables, net of SR&A, and a decrease in accrued expenses and in employee-related obligations.

Employee-related obligations, as of September 30, 2023 were $530 million, compared to $566 million as of December 31, 2022. The decrease in the first nine months of 2023 was mainly due to performance incentive payments to employees for 2022, partially offset by an accrual for performance incentive payments to employees for 2023.

Cash investment in property, plant and equipment and intangible assets in the third quarter of 2023 was $149 million, compared to $122 million in the third quarter of 2022. Depreciation in the third quarter of 2023 was $138 million, compared to $156 million in the third quarter of 2022.

Cash and cash equivalents as of September 30, 2023 were $2,249 million, compared to $2,801 million as of December 31, 2022.

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

Debt Balance and Movements

As of September 30, 2023, our debt was $19,974 million, compared to $21,212 million as of December 31, 2022. This decrease was mainly due to $1,646 million senior notes repaid at maturity and $54 million of exchange rate fluctuations, partially offset by $500 million outstanding under the RCF as of September 30, 2023. Additionally, during the first quarter of 2023, we repurchased $2,506 million aggregate principal amount of notes upon consummation of a cash tender offer, and issued $2,445 million of sustainability-linked senior notes net of issuance costs. For further information, see note 7 to our consolidated financial statements.

In July 2023, we repaid $1,000 million of our 2.8% senior notes at maturity.

In July 2023, a total amount of $700 million was withdrawn under the RCF, of which $200 million was repaid in September 2023. As of September 30, 2023 and as of the date of this Quarterly Report on Form 10-Q, $500 million is outstanding under the RCF.

Our debt as of September 30, 2023 was effectively denominated in the following currencies: 62% in U.S. dollars, 36% in euros and 2% in Swiss francs.

The portion of total debt classified as short-term as of September 30, 2023 was 7% compared to 10% as of December 31, 2022.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 73% as of September 30, 2023 compared to 71% as of December 31, 2022.

Our average debt maturity was approximately 6.3 years as of September 30, 2023, compared to 5.8 years as of December 31, 2022.

Total Equity

Total equity was $7,512 million as of September 30, 2023, compared to $8,691 million as of December 31, 2022. This decrease was mainly due to a net loss of $1,048 million, a negative impact of $173 million from exchange rate fluctuations and a dividend declaration to non-controlling interests in Teva’s joint venture in Japan of $67 million, which is expected to be paid in the first quarter of 2024.

Exchange rate fluctuations affected our balance sheet, as approximately 83% of our net assets as of September 30, 2023 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2022, changes in currency rates as of September 30, 2023 had a negative impact of $173 million on our equity. The following main currencies increased in value against the U.S. dollar: Mexican peso by 11% and British pound by 1%. The following main currencies decreased in value against the U.S. dollar: Russian ruble by 33%, Japanese yen by 14%, Chilean peso by 5% and the euro by 2%. All comparisons are on a year-to-date basis.

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

Cash flow generated from operating activities during the third quarter of 2023 was $5 million, compared to $543 million in the third quarter of 2022. The lower cash flow generated in the third quarter of 2023 resulted mainly from changes in working capital items, including a negative impact from accounts receivables, net of SR&A, higher inventory levels, as well as higher legal payments, partially offset by a positive impact from accounts payables.

During the third quarter of 2023, we generated free cash flow of $229 million, which we define as comprising $5 million in cash flow generated from operating activities, $362 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $10 million in proceeds from divestitures of businesses and other assets, partially offset by $149 million in cash used for capital investment. During the third quarter of 2022, we generated free cash flow of $685 million, which we define as comprising $543 million in cash flow generated from operating activities, $262 million in beneficial interest collected in exchange for securitized accounts receivables and $2 million in proceeds from divestitures of businesses and other assets, partially offset by $122 million in cash used for capital investment. The decrease in the third quarter of 2023, resulted mainly from lower cash flow generated from operating activities.

Dividends

We have not paid dividends on our ordinary shares or ADSs since December 2017.

Commitments

In addition to financing obligations under short-term debt and long-term senior notes and loans, debentures and convertible debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements, collaboration agreements and participation in joint ventures associated with R&D activities. For further information on our agreements with Sanofi, Modag, Alvotech, Takeda and MedinCell, see note 2 to our consolidated financial statements.

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

The following tables present our non-GAAP net income and non-GAAP EPS for the three and nine months ended September 30, 2023 and 2022, as well as reconciliations of each measure to their nearest GAAP equivalents:

			Three months ended				Nine months ended
			September 30,				September 30,
($ in millions except per share amounts)			2023	2022			2023		2022
Net income (Loss) attributable to Teva	($	)	80	56	($	)	(988)		(1,132)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets			145	165			471		576
Legal settlements and loss contingencies			314	195			1,009		2,048
Goodwill impairment			—	—			700		745
Impairment of long-lived assets			48	28			310		257
Restructuring costs			27	25			93		117
Costs related to regulatory actions taken in facilities			1	2			3		6
Equity compensation			31	26			93		88
Contingent consideration			16	6			106		100
Loss (Gain) on sale of business			(5)	0			(3)		(31)
Accelerated depreciation			25	45			74		78
Financial expenses			14	14			53		48
Share in profits (losses) of associated companies – net			—	—			—		(22)
Items attributable to non-controlling interests			(1)	(4)			(91)		(54)
Other non-GAAP items*			63	67			249		268
Corresponding tax effects and unusual tax items			(80)	33			(315	)****	(1,072)
Non-GAAP net income attributable to Teva	($	)	677	658	($	)	1,762		2,021
Non-GAAP tax rate**			9.0%	10.0%			13.0%		12.0%
GAAP diluted earnings (loss) per share attributable to Teva	($	)	0.07	0.05	($	)	(0.88)		(1.02)
EPS difference***			0.52	0.54			2.44		2.83
Non-GAAP diluted EPS attributable to Teva***	($	)	0.60	0.59	($	)	1.56		1.81
Non-GAAP average number of shares (in millions)***			1,135	1,119			1,131		1,114

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

***	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.
****	Includes a portion of the realization of a loss related to an investment in one of our U.S. subsidiaries as well as corresponding tax effects on non-GAAP items

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

After evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2023.

Repurchase of Shares

We did not repurchase any of our shares during the three months ended September 30, 2023 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

10.1	Teva Deferred Prosecution Agreement with the U.S. Department of Justice, effective August 21, 2023 (incorporated by reference to Current Report on Form 8-K filed with the SEC on August 24, 2023)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: November 9, 2023	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)

80