Form 10-K
period 2023-12-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2024-02-12
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
ISRAEL
, 6944020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).

☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates
of the registrant, computed by reference to the closing price at which the American Depositary Shares were last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023), was approximately $8.38 billion. Teva Pharmaceutical Industries Limited has no non-voting
common equity. For purpose of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s common equity at June 30, 2023.
As of December 31, 2023, the registrant had 1,121,094,011 ordinary shares outstanding.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

In addition to historical information, this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Important factors that could cause or contribute to such differences include risks relating to:

•

our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; delays in launches of new generic products; our ability to develop and commercialize biopharmaceutical products; competition for our innovative medicines; our ability to achieve expected results from investments in our product pipeline; our ability to develop and commercialize additional pharmaceutical products; our ability to successfully launch and execute our new Pivot to Growth strategy, including to expand our innovative and biosimilar medicines pipeline and profitably commercialize the innovative medicines and biosimilar portfolio, whether organically or through business development, and to sustain and focus our portfolio of generics medicines; and the effectiveness of our patents and other measures to protect our intellectual property rights, including any potential challenges to our Orange Book patent listings in the U.S.;

•

our substantial indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments, may result in a future downgrade of our credit ratings; and our inability to raise debt or borrow funds in amounts or on terms that are favorable to us;

•

our business and operations in general, including: the impact of global economic conditions and other macroeconomic developments and the governmental and societal responses thereto; the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; effectiveness of our optimization efforts; our ability to attract, hire, integrate and retain highly skilled personnel; interruptions in our supply chain or problems with internal or third party manufacturing; disruptions of information technology systems; breaches of our data security; challenges associated with conducting business globally, including political or economic instability, major hostilities or terrorism, such as the ongoing conflict between Russia and Ukraine and the state of war declared in

Israel; costs and delays resulting from the extensive pharmaceutical regulation to which we are subject; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; the effect of governmental and civil proceedings and litigation which we are, or in the future become, party to; and our prospects and opportunities for growth if we sell assets or business units and close or divest plants and facilities, as well as our ability to successfully and cost-effectively consummate such sales and divestitures;

•

compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory environments; the effects of governmental and civil proceedings and litigation which we are, or in the future become, party to; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; increased legal and regulatory action in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan® (naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; product liability claims; failure to comply with complex Medicare, Medicaid and other governmental programs reporting and payment obligations; compliance with anti-corruption, sanctions and trade control laws; environmental risks; and the impact of Environmental, Social and Governance (“ESG”) issues;

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

•

other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our long-lived assets; the impact of geopolitical conflicts including the state of war declared in Israel and the conflict between Russia and Ukraine; potential significant increases in tax liabilities; the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business; and our ability to remediate any material weaknesses;

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

Below is an overview of our three business segments:

North America

Our North America segment includes the United States and Canada. As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada will be reported as part of our International Markets segment. See note 19 to our consolidated financial statements.

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

Our innovative medicines portfolio in North America includes three main areas: central nervous system (“CNS”), oncology and respiratory.

Our CNS portfolio includes AUSTEDO® (deutetrabenazine) tablets for the treatment of neurodegenerative and movement disorders – chorea associated with Huntington’s disease and tardive dyskinesia, AJOVY® (fremanezumab-vfrm) injection for the preventive treatment of migraine in adults, UZEDY® (risperidone) extended-release injectable suspension, which was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and launched in the U.S. in May 2023, and COPAXONE® (glatiramer acetate) injection for the treatment of relapsing forms of multiple sclerosis (“MS”).

We maintain a meaningful presence in oncology, including both innovative and generic medicines (including biosimilars). In 2019, we launched Truxima® (rituximab-abbs) injection for intravenous use, our first oncology biosimilar product in the United States. BENDEKA® (bendamustine HCl) is a liquid, low-volume (50 mL) and short-time 10-minute infusion formulation of bendamustine hydrochloride that we licensed from Eagle Pharmaceuticals, Inc. (“Eagle”).

We maintain a presence in the respiratory business by delivering a range of medicines for the treatment of asthma and chronic obstructive pulmonary disease (“COPD”).

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

Our innovative medicines portfolio in Europe focuses on three main areas: CNS (including migraine), respiratory and oncology. Our leading product in Europe, COPAXONE, continues to be among the primary products for the treatment of MS, though new treatments are being introduced to various markets in Europe. AJOVY was granted EU marketing authorization in 2019 and, as of December 31, 2023, we have launched AJOVY in most European countries.

International Markets

Our International Markets segment includes all countries in which we operate other than those in our North America and Europe segments. The International Markets segment includes more than 35 countries, covering a substantial portion of the global pharmaceutical industry. As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada will be reported under our International Markets segment and will no longer be included as part of our North America segment. For more information, see note 19 to our consolidated financial statements.

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

Our innovative medicines portfolio in our International Markets segment focuses on three main areas: CNS, respiratory and oncology. By the end of 2023, we launched AJOVY in certain countries within our International Markets segment, such as Japan, Australia, Israel, South Korea, Brazil and others. AUSTEDO was launched in China and Israel during 2021 and in Brazil in 2022.

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

Our Product Portfolio and Business Offering

Our product and service portfolio includes generic medicines, biopharmaceuticals, innovative medicines, OTC products, a distribution business, API and contract manufacturing. Each region manages the entire range of products and services offered in its region and our generics, biosimilars and innovative franchise units optimize our pipeline and product lifecycle across therapeutic areas. In most markets in which we operate, we use an integrated and comprehensive marketing model, offering a broad portfolio of products, including innovative medicines, generic products, biosimilars and OTC products. As part of our Pivot to Growth strategy, we intend to divest our API business in the first half of 2025 in order to focus on our core business strengths and capital allocation towards growth engines and innovation.

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

We have been optimizing our global generics portfolio through product discontinuation and price adjustments, with a focus on high-value generics, including complex generics. This resulted in the restructuring and optimization of our generics business, including our manufacturing and supply network, and the closure or divestment of a significant number of manufacturing plants around the world. We are continuing our ongoing efforts regarding network consolidation activities and optimization of our global generics portfolio, to support our Pivot to Growth strategy.

In markets such as the United States, the United Kingdom, Canada, the Netherlands and Israel, generic medicines may be substituted by the pharmacist for their brand name equivalent or prescribed by International Nonproprietary Name (“INN”). In these so-called “pure generic” markets, physicians and patients have little control over the choice of generic manufacturer, and consequently generic medicines are not actively marketed or promoted to physicians or consumers. Instead, the relationship between the manufacturer and pharmacy chains, distributors, health funds and other health insurers is critical. Many of these markets have automatic substitution models when generics are available as alternatives to brands. In Russia, Turkey, Ukraine, Kazakhstan and certain Latin American and European countries, generic medicines are generally sold under brand names alongside the originator brand. These markets are referred to as “branded generic” markets and in certain cases are “out of pocket” markets in which consumers can pay for a particular branded generic medicine (as opposed to government or privately funded medical health insurance), often at the recommendation of their physician. Branded generic products are actively promoted and a sales force is necessary to create and maintain brand awareness. Other markets, such as Germany, Japan, France, Italy and Spain, are hybrid markets with elements of both approaches.

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

During the third quarter of 2022, the European Commission granted a marketing authorization for Ranivisio® (ranibizumab), a biosimilar to Lucentis®, which was also launched in the United Kingdom during the third quarter of 2022 (as ONGAVIA®) and was approved in Canada in the third quarter of 2023 (as RANOPTO™). We are moving forward with plans to launch in other countries in the European Union. For information on our biosimilar products pipeline, see “—Research and Development” below.

Innovative Medicines

Our innovative medicines business is focused on delivering innovative solutions to patients and providers via medicines, devices and services in key regions and markets around the world, and includes our core therapeutic areas of CNS (with a strong emphasis on neurodegenerative disorders, neuropsychiatry, movement disorders, migraine and MS) and respiratory medicines (with a focus on asthma and COPD). We also have innovative medicines in oncology and selected other areas.

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

We have built specialized “Patient Support Programs” to help patients adhere to their treatments, improve patient outcomes and, in certain markets, ensure timely delivery of medicines and assist in securing reimbursement. These programs reflect the importance we place on supporting patients and ensuring better medical outcomes for them. Patient Support Programs are currently operated in many countries around the world in multiple therapeutic areas. We believe that it is important to provide a range of services and solutions tailored to meet the needs of patients according to their specific condition and local market requirements. We believe this capability provides an important competitive advantage in the innovative medicines business.

Below is a description of our key innovative medicines:

CNS (including Movement Disorders and Migraine)

Our CNS portfolio includes AUSTEDO for the treatment of tardive dyskinesia and chorea associated with Huntington’s disease, AJOVY for the preventive treatment of migraine, UZEDY for the treatment of schizophrenia, and COPAXONE for the treatment of relapsing forms of MS.

AUSTEDO

•

AUSTEDO (deutetrabenazine) is a deuterated form of a small molecule inhibitor of vesicular monoamine 2 transporter, or VMAT2, that is designed to regulate the levels of a specific neurotransmitter, dopamine, in the brain. The FDA granted deutetrabenazine New Chemical Entity exclusivity until April 2022 and Orphan Drug exclusivity for the treatment of chorea associated with Huntington’s disease until October 2024.

•

AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia in adults, which is a debilitating, often irreversible movement disorder caused by certain medications used to treat mental health or gastrointestinal conditions.

•	AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022. We continue with additional submissions in various other countries around the world.

•

AUSTEDO is protected in the United States by 12 Orange Book patents expiring between 2031 and 2038. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1, 2021, we filed claims against two generic ANDA filers, Aurobindo and Lupin, in the U.S. District Court for the District of New Jersey. In addition, Apotex filed a petition for inter partes review (“IPR”) by the Patent and Trial Appeal Board (“PTAB”) of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. On April 29, 2022 and June 8, 2022, we reached agreements with Lupin and Aurobindo, respectively, to sell their generic products beginning in April 2033, or earlier under certain circumstances. There are no further patent litigations pending regarding AUSTEDO.

•	AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023, and became commercially available in the U.S. in May 2023. AUSTEDO XR is a new once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, additional to the currently marketed twice-daily AUSTEDO. AUSTEDO XR is protected by ten Orange Book patents expiring between 2031 and 2041.

AJOVY

•

AJOVY (fremanezumab-vfrm) injection is a fully humanized monoclonal antibody that binds to calcitonin gene-related peptide (“CGRP”) and it is indicated for the preventive treatment of migraine in adults. AJOVY was launched in the U.S. in 2018 and was approved in Canada in April 2020.

•

During 2019, AJOVY was granted a marketing authorization in the European Union by the European Medicines Agency (“EMA”) in a centralized process and began receiving marketing authorizations in various countries in our International Markets segment. By the end of 2023, we launched AJOVY in most European countries and in certain countries within our International Markets segment, such as Japan, Australia, Israel, South Korea, Brazil and others. We are moving forward with plans to launch in other countries around the world.

•

Our auto-injector device for AJOVY became commercially available in the U.S. in April 2020 and in Canada in April 2021. We have also received approval from the EMA for AJOVY’s auto-injector submission in the European Union in October 2019, and we commenced launch in March 2020.

•	AJOVY is the only anti-CGRP subcutaneous product indicated for quarterly treatment.

•

AJOVY is protected worldwide by patents expiring in 2026 at the earliest; extensions have been granted in several countries, including the United States and in Europe, until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States (obtained in September 2018) and 10 years from marketing approval in Europe (obtained in April 2019).

•

In October 2017, we filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted IPR petitions to the PTAB, challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022, in which the three method of treatment patents were determined to be valid and infringed by Lilly, and Teva was awarded $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva is appealing this decision and filed a Notice of Appeal on October 24, 2023.

•

On June 8, 2021, we filed a second lawsuit in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes two patents related to the treatment of refractory migraine. This second litigation was stayed pending resolution of Lilly’s IPR petitions challenging the patentability of these two patents. On September 25, 2023, the PTAB issued its written decision invalidating these two patents. On October 11, 2023, the PTAB issued its written decision invalidating a third patent also related to the treatment of refractory migraine based on another Lilly IPR petition. Teva did not appeal the PTAB decision and on November 28, 2023, the patent litigation involving the refractory migraine patents was dismissed.

•

In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

UZEDY

•

UZEDY (risperidone) extended-release injectable suspension was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is the first subcutaneous, long-acting formulation of risperidone that controls the steady release of risperidone. UZEDY is protected by nine Orange Book patents expiring between 2025 and 2033. We are moving forward with plans to launch UZEDY in other countries around the world. UZEDY faces competition from four products, including Invega® and Abilify Maintena®.

COPAXONE

•

COPAXONE (glatiramer acetate injection) continues to play an important role in the treatment of MS in the United States (according to IQVIA data as of late 2023) and in Europe. COPAXONE is indicated for the treatment of patients with relapsing forms of MS (“RMS”), including the reduction of the frequency of relapses in relapsing-remitting multiple sclerosis (“RRMS”), including in patients who have experienced a first clinical episode and have MRI features consistent with MS.

•

COPAXONE is believed to have a unique mechanism of action that works with the immune system, unlike many therapies that are believed to rely on general immune suppression or cell sequestration to exert their effect. COPAXONE provides a proven mix of efficacy, safety and tolerability.

•	In certain European countries, Teva remains in litigation against generic companies regarding COPAXONE.

•

In December 2018, Teva sued Pharmascience regarding its application to sell a generic version of COPAXONE in Canada. In January 2022, the Canadian Federal Court of Appeals affirmed Teva’s victory against Pharmascience, holding the 2030 dosing regimen patent valid and infringed. Pharmascience’s appeal to the Supreme Court of Canada was dismissed on September 29, 2022. On October 28, 2022, the Re-examination Board at the Canadian Patent Office also upheld the validity of the 2030 dosing regimen patent and allowed a number of additional claims.

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

•

BENDEKA faces direct competition from Belrapzo® (a ready-to-dilute bendamustine hydrochloride product from Eagle) and from Vivimusta®. Other competitors to BENDEKA include combination therapies such as R-CHOP (a combination of cyclophosphamide, vincristine, doxorubicin and prednisone in combination with rituximab) and CVP-R (a combination of cyclophosphamide, vincristine and prednisolone in combination with rituximab) for the treatment of NHL, as well as a combination of fludarabine, doxorubicin and rituximab for the treatment of CLL and newer targeted oral therapies, such as ibrutinib, idelilisib and venetoclax. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022.

•

In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increased the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses.

•

There are 17 patents listed in the U.S. Orange Book for BENDEKA with expiration dates in 2026 and 2031. In April 2020, the U.S. District Court for the District of Delaware issued a trial decision upholding the validity of all of the asserted patents and finding that four ANDA filers for generic versions of BENDEKA infringe at least one of the patents. Teva settled with one of the three ANDA filers that appealed the district court’s decision, and on August 13, 2021, the Federal Circuit issued a Rule 36 affirmance of such decision. Litigation against the fifth ANDA filer was dismissed after withdrawal of its patent challenge, and on October 18, 2021, the case against a sixth ANDA filer was also settled.

•

Teva also settled litigations against three 505(b)(2) applicants, Hospira, Inc. (“Hospira”), Dr. Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”). Based on these settlement agreements, the three 505(b)(2) filers, Hospira, Accord and DRL can launch their products on November 17, 2027 or earlier under certain circumstances. On May 4, 2023 and June 9, 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product. In addition, on June 16, 2023, Teva filed suit against BendaRx USA Corp. in the U.S. District Court for the District of Eastern Virginia, which has been stayed until the conclusion of the lawsuit in the U.S. District Court for the District of Delaware.

•

In addition to the settlement with Eagle regarding its bendamustine 505(b)(2) NDA, between 2015 and 2020, we reached final settlements with 22 ANDA filers for generic versions of the lyophilized form of TREANDA and one 505(b)(2) NDA filer for a generic version of the liquid form of TREANDA, providing for the launch of generic versions of TREANDA prior to patent expiration. Currently, there are multiple generic TREANDA products on the market.

Respiratory

Our respiratory portfolio includes rescue and maintenance inhalers in treatment classes that are most commonly used for patients with asthma and COPD. The list of products includes ProAir RespiClick®, QVAR®, BRALTUS®, CINQAIR/CINQAERO®, DuoResp® Spiromax® and AirDuo® RespiClick®.

We are committed to maintaining a meaningful presence in the respiratory market by delivering a range of medicines for the treatment of asthma and COPD. Our portfolio is centered on optimizing respiratory treatment for patients and healthcare providers through the development and commercialization of innovative delivery systems and therapies that help address unmet needs.

The key areas of focus for our respiratory R&D are the development of differentiated respiratory therapies for patients using innovative delivery systems to deliver chemical and biological therapies. Our device strategy is intended to result in “device consistency,” allowing physicians to choose the device that best matches a patient’s needs both in terms of ease of use and effectiveness of delivery of the prescribed molecule, and includes three main types of devices: (i) RespiClick (U.S.) or Spiromax (EU), a novel inhalation-driven multi-dose dry powder inhaler (“MDPI”); (ii) Digihaler, which uses the same RespiClick technology but allows users to capture and share objective inhaler use data; and (iii) a breath-actuated inhaler (“BAI”) used in QVAR RediHaler®.

Our portfolio of inhalers utilizing innovative MDPI platform includes:

•

ProAir RespiClick (albuterol sulfate) inhalation powder is a breath-actuated, multi-dose, dry-powder, short-acting beta-agonist inhaler for the treatment or prevention of bronchospasm with reversible obstructive airway disease and for the prevention of exercise-induced bronchospasm in patients four years of age and older. ProAir Digihaler is a digital version allowing users to capture and share inhaler use data.

•

AirDuo RespiClick (fluticasone propionate and salmeterol inhalation powder) (and its authorized generic) is a combination of an inhaled corticosteroid and a long-acting beta-agonist bronchodilator, approved in the United States for the treatment of asthma in patients aged 12 years and older who are uncontrolled on an ICS or whose disease severity clearly warrants the use of an ICS/long-acting beta2-adrenergic agonist combination. AirDuo Digihaler is a digital version allowing users to capture and share inhaler use data.

•	DuoResp Spiromax (budesonide and formoterol) is a combination of inhaled corticosteroid and long-acting beta-agonist bronchodilator. It is approved in the EU for:

(i)

Asthma - DuoResp Spiromax is indicated in adults and adolescents (12 years and older) for the regular treatment of asthma, where use of a combination (inhaled corticosteroid and long-acting ß2 adrenoceptor agonist) is appropriate; in patients not adequately controlled with inhaled corticosteroids and “as needed” inhaled short-acting ß2 adrenoceptor agonists; or in patients already adequately controlled on both inhaled corticosteroids and long-acting ß2 adrenoceptor agonists; and

(ii)

COPD - DuoResp Spiromax is indicated in adults, aged 18 years and older for the symptomatic treatment of patients with COPD with forced expiratory volume in 1 second (FEV1) < 70% predicted normal (post bronchodilator) and a history of repeated exacerbations, who have significant symptoms despite regular therapy with long-acting bronchodilators. GoResp Digihaler is a digital version allowing users to capture and share inhaler use data.

Additional products in our respiratory portfolio include:

•

QVAR (beclomethasone dipropionate HFA) is indicated as a maintenance treatment for asthma as a prophylactic therapy in patients five years of age or older. QVAR is also indicated for asthma patients who require systemic corticosteroid administration, where adding QVAR may reduce or eliminate the need for systemic corticosteroids. Three generic manufacturers have filed ANDAs for the metered-dose inhaler (“MDI”) presentation of QVAR. Teva filed suit against two of those ANDA filers in the U.S. District Court for the District of New Jersey. A settlement was reached with one of those two filers on December 5, 2022, and a trial was held against the other during November 2022. Teva prevailed at trial, with the court finding the asserted patents to be valid. This matter is currently on appeal, and a decision on the appeal is not expected until late 2024.

•

QVAR RediHaler (beclomethasone dipropionate HFA) inhalation aerosol, a BAI, is indicated for the maintenance treatment of asthma as a prophylactic therapy in patients four years of age and older. In January 2024, Teva received notice of a Paragraph IV challenge to the QVAR RediHaler patents from an ANDA filer.

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

We produce approximately 350 APIs for our own use and for sale to third parties in many therapeutic areas. APIs used in pharmaceutical products are subject to regulatory oversight by health authorities. We utilize a variety of production technologies, including chemical synthesis, semi-synthetic fermentation, enzymatic synthesis, high potency manufacturing, plant extract technology, peptide synthesis, vitamin D derivatives synthesis and steroids. Our advanced technology and expertise in the field of solid state particle technology enable us to meet specifications for particle size distribution, bulk density, specific surface area and polymorphism, as well as other characteristics.

We provide contract manufacturing services related to products divested in connection with the sale of certain business lines, as well as other miscellaneous items. Our other activities are not included in our North America, Europe and International Markets segments described above.

Research and Development

Our R&D activities span the breadth of our business, including innovative medicines, generic medicines (finished goods and API), biosimilars and OTC medicines.

All of our R&D activities are concentrated under one global group with overall responsibility for innovative medicines, generic medicines and biosimilars, enabling better focus and efficiency.

Our innovative R&D product pipeline is focused on biologic and small molecule products. Innovative medicines development activities include preclinical assessment (including toxicology, pharmacokinetics, pharmacodynamics and pharmacology studies), clinical development (including pharmacology and the design, execution and analysis of global safety and efficacy trials), as well as regulatory strategy to deliver registration of our pipeline products. We develop novel innovative medicines in our core therapeutic and disease focus areas. We have neuroscience projects in areas such as neuropsychiatry, migraine and movement disorders/neurodegeneration. Our immunology projects include both novel compounds and delivery systems designed to address unmet patient needs.

We develop generic products for our North America, Europe and International Markets segments. Our focus is on high-value generics and complex formulations with complex technologies, which have higher barriers to entry. Generic R&D activities, which are carried out in development centers located around the world, include product formulation, analytical method development, stability testing, management of bioequivalence, bio-analytical studies, other clinical studies and registration of generic drugs in all of the markets where we operate. We also operate several clinics where most of our bioequivalence studies are performed as well as most of our Phase 1 studies for innovative medicines and biosimilar products. We have more than 1,100 generic products in our pre-approved global pipeline, which includes products in all stages of the approval process: pre-submission, post-submission and after tentative approval.

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

We pursue biosimilar pipeline projects in other therapeutic and disease areas that leverage our global R&D and commercial areas of expertise. Biosimilar development activities, such as analytical method development, testing for analytical biosimilarity, pre-clinical work, chemical manufacturing and control, clinical studies and regulatory strategy, are conducted in Teva’s various global development sites.

Our API R&D division focuses on the development of processes and physical compound characterization for the manufacturing of APIs, including intermediates, synthetic and fermentation products, for both our generic and proprietary drugs. Our facilities in various locations worldwide include two large development centers focusing on synthetic products, four centers with specific expertise specializing in fermentation and semi-synthetic products, a center for oligonucleotides and peptides and centers for high-potency APIs. Our substantial investment in API R&D generates a steady flow of API products, supporting the timely introduction of generic products to market in compliance with increasing regulatory requirements. The API R&D division also seeks methods to continuously reduce API production costs, enabling us to improve our cost structure.

While our focus is on internal growth that leverages our R&D capabilities, we have entered into, and expect to pursue, in-licensing, acquisition, collaboration, funding and other partnership opportunities to supplement and expand our existing innovative medicines and biosimilar pipeline (e.g., the transactions with Alvotech, Modag, Sanofi, Royalty Pharma and Biolojic). In parallel, we evaluate and expand the development scope of our existing R&D pipeline products as well as our existing products for submission in additional markets and additional indications.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of January 29, 2024:

	Phase 2	Phase 3	Under Regulatory Review
Neuroscience		Olanzapine LAI (TEV-‘749) Schizophrenia (September 2022)
Immunology	Anti-TL1A (TEV-’574) (1) Inflammatory Bowel Disease	ICS/SABA (TEV-’248) Respiratory (February 2023)
Emrusolmin (TEV-‘286) Multiple System Atropy
Other			Digihaler® (budesonide and formoterol fumarate dihydrate) (EU) (2)

(1)	In collaboration with Sanofi.
(2)	Approved and launched in the U.K. Under EU regulatory review.

During 2023, the development of deutetrabenazine for dyskinesia in cerebral palsy was discontinued.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including Phase 3 clinical trials for biosimilars to

Prolia® / Xgeva® (denosumab), Xolair® (omalizumab), Eylea® (afilbercept) and Simponi® (golimumab), biosimilars to Stelara® (ustekinumab) and to Humira® (adalimumab), each of which are currently under U.S. regulatory review.

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

•

pharmaceutical manufacturing facilities approved by the FDA, EMA and other regulatory authorities located around the world, which offer a broad range of production technologies and the ability to concentrate production in order to achieve high quality and economies of scale; and

•

high-volume, technologically advanced distribution facilities for solid dosage forms, injectable and blow-fill-seal, which are available mainly in North America, Europe, Latin America, India and Israel, and which allow us to deliver new products to our customers quickly and efficiently, providing a cost-effective, safe and reliable supply.

These capabilities provide us with the means to respond on a global scale to a wide range of therapeutic and commercial requirements of patients, customers and healthcare providers.

Pharmaceutical Production

We operate 36 finished dosage and packaging pharmaceutical plants in 27 countries. These plants manufacture solid dosage forms, sterile injectables, liquids, semi-solids, inhalers, transdermal patches and other medicinal products. In 2023, we produced approximately 77 billion tablets and capsules and approximately 573 million sterile units.

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

In recent years, we closed or divested a significant number of manufacturing plants in the United States, Europe, Israel and Japan in connection with a restructuring plan. We are continuing our ongoing efforts to consolidate our manufacturing and supply network.

Raw Materials for Pharmaceutical Production

In general, we purchase our raw materials and supplies required for the production of our products in the open market. For some products, we purchase such raw materials and supplies from one source (the only source available to us) or a single source (the only approved source among many available to us), thereby requiring us to obtain such raw materials and supplies from that particular source. We mitigate, where possible, our raw material supply risks through inventory management and alternative sourcing strategies. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic and Geopolitical Environment.”

We source a portion of our APIs from our own manufacturing facilities. Additional APIs are purchased from suppliers located in Europe, Asia and the Americas. We have implemented a supplier audit program to ensure that our suppliers meet our high standards and are able to fulfill the requirements of our global operations.

We currently have 13 API production facilities, producing approximately 350 APIs in various therapeutic areas. Our API intellectual property portfolio includes hundreds of granted patents and pending applications.

We have expertise in a variety of production technologies, including chemical synthesis, semi-synthetic fermentation, enzymatic synthesis, high-potency manufacturing, plant extract technology, peptides synthesis, vitamin D derivatives synthesis and steroids. Our advanced technology and expertise in the field of solid state particle technology enable us to meet specifications for particle size distribution, bulk density, specific surface area and polymorphism, as well as other characteristics.

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

Environment, Health and Safety

We are committed to business practices that promote socially and environmentally responsible economic growth. During 2023, we continued to make significant progress on our ESG strategy.

On Environment, Health and Safety (“EHS”), among other things, in 2023:

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

•	developed EHS leading indicators to drive consistent work patterns of high performing organizations; and

•	continued to promote climate change mitigation and adaptation strategy according to international standards.

Please see the section entitled “Environmental” from Teva’s 2022 ESG Progress Report (which is located on our website) for more detailed information regarding our environmental goals and activities. Nothing on our website, including Teva’s 2022 ESG Progress Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the U.S. Securities and Exchange Commission.

Quality

We are committed not only to complying with quality requirements but to developing and leveraging quality as a competitive advantage. In 2023, we completed numerous inspections by various regulatory agencies of our finished dosage pharmaceutical and API plants and we actively engaged in discussions with authorities to mitigate drug shortages and participated in several industry-wide task forces. We continue to focus on maintaining a solid and sustainable quality compliance foundation, as well as making quality a priority to foster continuous compliance. We seek to ensure that quality is an embedded part of our corporate culture and is reflected in all of our daily operations, delivering reliable and high quality products.

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

In our International Markets, our global scale and broad portfolio give us a competitive advantage over local competitors, allowing us to optimize our offerings through a combination of high-quality medicines and unique go-to-market approaches.

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

Our innovative medicines business faces intense competition from both innovative and generic pharmaceutical companies. Our innovative medicines business may continue to be affected by price reforms and changes in the political landscape. We believe that our primary competitive advantages include our commercial marketing teams, global R&D capabilities, the body of scientific evidence substantiating the safety and efficacy of our various medicines, our patient-centric solutions, physician and patient experience with our medicines and our medical capabilities, which are tailored to our product offerings, regional and local markets and the needs of our stakeholders.

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

Oversight

Our Human Resources and Compensation Committee, Compliance Committee and Board of Directors play key roles in overseeing culture and talent at Teva and devote time throughout the year to human capital strategy and execution in such areas as: inclusion and diversity, Company culture, employee engagement, training and development, recruiting and turnover, leadership development and succession planning. Management regularly updates our Board of Directors on internal metrics in these areas.

Employees

As of December 31, 2023, Teva’s global workforce consisted of 37,851 employees.

As a global company, we have employees in 58 countries around the world, representing a wide range of nationalities. In certain countries, we are party to collective bargaining agreements with certain groups of employees.

The following table presents our workforce headcount by employment type:

	December 31,
	2023	2022	2021
Full-time	35,001	34,004	34,713
Part-time	1,471	1,121	1,266
Contractor	1,379	1,701	1,558
Total	37,851	36,826	37,537
Total full time equivalent	37,226	36,520	37,037

The following table presents our workforce headcount by geographic area (excluding contractors):

	December 31,
	2023	2022	2021
North America	6,330	6,099	6,302
Europe	18,602	17,834	18,122
International Markets (excluding Israel)	8,155	7,952	7,955
Israel	3,385	3,240	3,600
Total (excluding contractors)	36,472	35,125	35,979

We monitor our employee turnover on an ongoing basis, as it is an important indicator in connection with our human capital management that informs our understanding of our retention, recruitment and talent engagement.

Inclusion and Diversity

Teva’s Board of Directors and executive management view inclusion and diversity as essential to our ability to innovate and grow our business, leveraging our diverse workforce to deliver on business excellence and innovation. We strive to create and sustain an inclusive and diverse work environment.

We foster an inclusive work environment that allows all people to express themselves and realize their full potential. Teva’s Position on Inclusion and Diversity outlines our commitment to establishing an enabling environment across all business units. Our Inclusion and Diversity (“I&D”) framework, governed by our I&D global team, provides a foundation for embedding I&D across our business. Our dedicated global I&D lead is responsible for the execution of the global I&D framework, including strategy and initiatives, partnerships and alignment of activities across regions and business units.

We are committed to pay equity at all levels and we conduct equitable pay research and report our findings annually in our Progress ESG Report. For example, in 2022, the most recent year for which findings are available, we conducted comprehensive equitable pay research among 100% of our employees, and found that among those in the same level, function/profession and location, we pay our women employees an average of 0.4% more than our male employees in terms of annual base salaries. Because pay differences are often created when employees are hired or promoted, we are introducing tools to help avoid pay differences at these stages.

In addition, we support recruitment, development and retention of individuals with diverse backgrounds. Our I&D global team monitors and assesses our I&D programs and efforts, using regular surveys and feedback to strengthen and adapt our programs, as needed. We seek to support our inclusive and diverse culture through employee resource groups (“ERGs”), mentoring programs and training, among other things.

In the U.S., the Teva Employee Resource Group Network represents ten distinct ERGs, which have a key role in creating a culture of inclusion and bringing together employees with shared characteristics and life experiences to foster opportunities for networking, mentoring, collaboration, community outreach, career development, leadership training and cultural exchanges. Currently, our ERGs include groups for women, men, Black Heritage, Latinx, Asian Pacific Americans, Abilities (individuals with disabilities), Veterans, LGBTQ+, Working Families, and MERGE (multigenerational). In 2022, Teva established two new LGBTQ+ ERGs in Europe and in Israel.

In Israel, we partner with several providers, including the Israeli Center for Supported Employment and the National Institute of Neuropsychological Rehabilitation, to ensure our opportunities are available to all and help identify suitable positions for people with different abilities.

In addition, we provided mandatory training for all employees and managers globally on fostering inclusive behavior and psychological safety and we include an inclusive leadership module in all Teva global leadership development programs.

The following table presents percentage of our global employee population identifying as female and male, as of December 31, 2023:

	Female	Male
Total employees	47%	53%
Managers	49%	51%
Senior management	29%	71%

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

As a result of the state of war declared in Israel in October 2023 and the military activity in the region, the health, safety and wellbeing of our Israel-based employees have been a top priority. We provided support through mental health professionals, training for managers, designated support groups, and initiatives to support our employees’ families. In addition, we increased support of an emergency supply of medicines to hospitals, pharmacies and patients and we donated products and are providing other humanitarian aid. Despite the circumstances, we maintained full business continuity with uninterrupted supply of medicines.

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

We maintain a range of learning resources to support employees of all levels in developing skills and contributing to Teva’s strategy, ultimately driving business performance. Much of our employee training is in-role, amplified by global online training and locally-tailored training modules to meet different challenges, help gain new leadership and essential skills and ensure compliance with our policies. In 2023, we introduced a new talent development system based on artificial intelligence (“AI”) capabilities to match employee skills with development opportunities across the company.

Our Teva Grow program for employees provides development in essential soft skills, success in a global setting and company knowledge. We also provide an extensive catalog of lessons from an online learning platform. For Teva managers, we refreshed our development programs to develop the skills, capabilities and mindset required of managers, taking into account our Pivot to Growth strategy.

We focus on succession planning through global and business unit talent review processes that identify and accelerate successors’ readiness to fill senior positions across Teva. In order to measure our success, we track the proportion of positions filled with internal successors and other related statistics.

Compensation, Benefits and Wellbeing

We provide competitive compensation, health and retirement programs for our employees. We offer variable pay in the form of bonuses and stock-based compensation for eligible employees and have one global annual bonus plan.

In 2023, we continued to focus on employee wellbeing. In addition to having our second global wellbeing month dedicated to raising awareness of the importance of wellbeing, we leveraged practical tools and local programs to address the physical, financial, social and mental health needs of our employees and their families. We offer programs and initiatives that promote healthy diet, physical activity and mental wellbeing. For example, our organizations in many countries introduced or expanded employee assistance programs to cover psychological support and counseling for employees and their families and we included wellbeing as part of our managerial training programs.

Employee Engagement and Satisfaction

We have been monitoring employee morale during this time in many ways, including by conducting our annual employee survey. In 2023, we achieved 86% response rate, an increase of 3% compared to 2022. Results of the survey show that employee engagement levels have remained high and improved. Employees feel connected with Teva’s purpose and values, are confident in Teva’s positive impact on society, and believe they are treated with respect. In addition, they feel they are able to be themselves at work, they are treated fairly regardless of personal background or characteristics, and that Teva promotes a culture of diversity and inclusiveness.

Management reviews the survey results closely to determine areas for improvement and creates action plans to address any gaps. Survey results are communicated to employees though global communications and town halls and shared with our Board of Directors.

Please see the section entitled “Social” from our Teva 2022 ESG Progress Report (which is located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our 2022 ESG Progress Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the Securities and Exchange Commission.

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

In September 2022, the FDA User Fee Reauthorization Act of 2022 (“FUFRA”) was enacted in the United States. The FUFRA authorizes the FDA to collect user fees from parties that submit drug, biosimilar or medical device product applications for review or that are named in approved applications as the sponsor of certain products. These fees are used by the FDA to support the product review process at the agency. Various fees must be paid by these manufacturers at different times, such as annually and with the submission of different types of applications. In return for this additional funding, the FDA has entered into agreements with each of the affected industries (known as the “user fee agreements”) that commit the agency to interacting with manufacturers and reviewing applications such as NDAs, ANDAs and BLAs in certain ways, and taking action on those applications at certain times. The agency is obligated to set specific timelines to communicate with companies, meet with company product sponsors during the review process and take action on their applications.

The Inflation Reduction Act and Certain Government Programs

The Inflation Reduction Act (“IRA”) of 2022 was signed into law in August 2022. The IRA restructures Medicare’s benefit design and requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates and discount requirements under Medicare Part B and Medicare Part D, and replaces the Part D coverage gap discount program with a new discounting program. In particular, the U.S. Department of Health and Human Services (“HHS”) is directed to negotiate a subset of medicines with the highest annual expenditures to Medicare Parts B and D that have been on the market for 9 years (or 13 years for biologics) without an available generic (or biosimilar) on the market. Drugs with an available generic or biosimilar, certain drugs that represent a limited portion of Medicare program spending, drugs with an orphan designation as their only FDA approved indication, and all plasma-derived products are exempt from direct negotiation. The law allows HHS to levy an excise tax and civil monetary penalties against non-compliant manufacturers or those who refuse to negotiate.

The IRA also imposes rebate requirements on manufacturers of single-source generics and other drugs covered under Medicare Part B and Part D where the price increases of the drug outpaces inflation. Multisource generics and all products with an average manufacturer’s price less than $100 per year, per individual, are exempt from rebate requirements. The Centers for Medicare and Medicaid Services (“CMS”) will monitor for products with price increases higher than the rate of inflation on a quarterly basis. Rebates will be calculated as the total number of units sold multiplied by the amount the product exceeds the inflation-adjusted price, with 2021 as the base year to measure cumulative changes relative to inflation. Noncompliant manufacturers will be subject to a civil monetary penalty of at least 125% of the calculated rebate amount.

The CMS administers the Medicaid drug rebate program, in which pharmaceutical manufacturers pay quarterly rebates to each state Medicaid agency. Generally, for generic drugs marketed under ANDAs, manufacturers (including Teva) are required to rebate 13% of the average manufacturer price, and for products marketed under NDAs or BLAs, manufacturers are required to rebate the greater of 23.1% of the average manufacturer price or the difference between such price and the commercial best price during a specified period. An additional rebate for products marketed under ANDAs, NDAs or BLAs is payable if the average manufacturer price increases at a rate higher than inflation and other methodologies apply to new formulations of existing drugs.

All state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage. In addition, a number of states, including New York, have enacted legislation that requires entities to pay assessments or taxes on the sale or distribution of opioid medications in order to address the misuse of prescription opioid medications. Finally, a number of states have implemented IRA-like price controls on pharmaceutical manufacturers. These proposals create new authorities for state regulatory bodies to limit reimbursement for certain drugs. Such efforts may expand to additional states.

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

In addition to patent protection, exclusivity provisions in the European Union may prevent companies from applying for marketing approval for a generic product for eight years (or ten years for orphan medicinal products) from the date of the first marketing authorization of the original product in the European Union. Further, the generic product will be barred from market entry (marketing exclusivity) for a further two years, with the possibility of extending the market exclusivity by one additional year under certain circumstances. As part of the European Commission’s review of the general pharmaceutical legislation, the provisions relating to regulatory exclusivity are currently under review. Proposed changes have been published in 2023, although the implementation date and transitional provisions remain unclear.

The term of certain pharmaceutical patents may be extended in the European Union by up to five years upon grant of Supplementary Patent Certificates (“SPC”). The purpose of this extension is to increase effective patent life (i.e., the period between grant of a marketing authorization and patent expiration) to 15 years.

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

In July 2019, the SPC Manufacturing Waiver Regulation came into force in the European Union (subject to certain conditions) allowing products manufactured prior to SPC expiration to be exempt from SPC infringement if such products are manufactured for export to non-European Union markets or for launch in the European Union upon expiration of the SPC. This waiver applies from July 2, 2022 to all SPCs that came into effect after July 1, 2019 or, if the SPC was applied for after July 1, 2019, from the date the SPC comes into effect. This legislation is due to be reviewed prior to July 2024.

Orphan designated products, which receive, under certain conditions, a blanket period of ten years of market exclusivity, may receive an additional two years of exclusivity instead of an extension of the SPC if the requirements of the pediatric regulation are met. The criteria and protection period for orphan designated products are currently under review by the European Commission, as part of the review of the general pharmaceutical legislation referred to above.

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

Medical Devices

Although not subject to FDA regulation as standalone medical devices, certain of our products are regulated as medical devices in the European Union. In 2017, the European Union adopted the European Union Medical Device Regulation (“EU MDR”), replacing the prior European Union Medical Device Directive (“EU MDD”) framework. The EU MDR specifies new risk classification rules, as well as changes to clinical studies, post-marketing surveillance, device traceability and oversight by notified bodies. The EU MDR became applicable on May 26, 2021. Transitional provisions (which were extended in early 2023) apply to the marketing of devices certified under the MDD under certain conditions and depending on the device’s risk classification. In the U.K., the EU MDD, as adopted into U.K. law, remains applicable to all medical devices, although new UK legislation relating to medical devices is expected in 2024.

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

Whether or not we, or our partners, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of such product in those countries. The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In addition, we, and our partners, may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws, as well as laws and regulations requiring transparency of pricing and marketing information and governing the privacy and security of personal information. The vast majority of the countries in which we market our products have enacted and/or amended privacy regulation. We and our partners are implementing measures as needed to comply with such privacy requirements.

If we, or our partners, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Miscellaneous Regulatory Matters

We are subject to various national, regional and local laws of general applicability, such as laws regulating working conditions. We are also subject to country specific data protection laws and regulations applicable to the collection and processing of personal data around the world. In addition, we are subject to various national, regional and local environmental protection laws and regulations, including those governing ESG related matters, such as mandatory reporting and due diligence obligations. We are also subject to various national, regional and local laws regulating how we interact with healthcare professionals and representatives of government that impact our promotional and other commercial activities. Additionally, we may be subject to various new national, regional and local laws and regulations, such as the NIS2 Directive, the Cyber Resilience Act, the Digital Services Act, the Data Act, the Data Governance Act, the California Climate Corporate Date Accountability Act, the California Climate-Related Financial Risk Act, the EU’s Directive No. 2464/2022 on Corporate Sustainability Reporting (“CSRD”), the European Health Data Space or the revision of the European Pharmaceutical Legislation (both not yet agreed), which could impact our business activities and processes.

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

In July 2020, the European Court of Justice in a case known as “Schrems II”, invalidated the adequacy of the EU-US Privacy Shield Certification Programme under the EU General Data Protection Regulation (“GDPR”) and called into question the framework in which personal data can be transferred from the EU to outside the EU. As a result, companies are required to conduct and document comprehensive data transfer assessments, and if supplementary measures cannot address an adequate level of protection, then such transfers shall be restricted. In July 2023, the European Commission determined that the Data Privacy Framework (“DPF”), a replacement for the invalidated EU-US Privacy Shield, ensures an adequate level of protection for EU personal data transferred to the United States. Today, many other countries outside the EU are also implementing their own personal data transfer framework, and as such we continue to monitor global developments to address requirements regarding international data transfers. On December 8, 2023, the EU Council, Parliament and Commission reached an agreement on the proposed EU Artificial Intelligence Act, which will regulate companies’ use of artificial intelligence systems. We are continuously monitoring developments and the final act to understand the impact on our business and operations and we have already begun preparing for this.

In the United States, the legislative and regulatory landscape for data privacy and protection continues to evolve with an increasing focus on privacy and data protection issues. There are numerous federal and state laws and regulations governing the collection, use, processing and protection of personal data. Most states have data security breach laws requiring data protection measures and potentially requiring notification to regulators and impacted consumers. The Federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”) mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA also sets forth federal rules protecting the privacy and security of protected health information (“PHI”). The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. In 2009, the law was amended to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and significantly increased the monetary penalties for violations of HIPAA. During 2022, certain of Teva’s U.S. entities have become subject to HIPAA as business associates. We have established administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI maintained or transmitted by such entities.

Numerous states have or are in the process of enacting state level data privacy laws and regulations governing the collection, use and processing of personal data. Additionally, the California Consumer Privacy Act (“CCPA”) established a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Further, the California Privacy Rights Act (“CPRA”), effective January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022), creates additional obligations with respect to processing and storing personal information. While clinical trial data and information governed by HIPAA are currently exempt from the current versions of the CCPA and CPRA, other personal information may be applicable and possible changes to the CCPA and CPRA may broaden its scope.

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

In November 2013, the federal Drug Supply Chain Security Act (the “DSCSA”) became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. By November 2018, all manufacturers and re-packagers were required to mark each prescription drug package with a unique serialized code. Per the enhanced drug distribution security section of DSCSA, manufacturers were required by November 2023 to have systems and processes in place to verify product at the package level and electronically provide package level serial number details to downstream trading partners. Although the FDA announced in August 2023 a one-year of enforcement discretion for these enhanced requirements, Teva’s packing sites, distribution centers and CMOs for the U.S. market comply with the requirements. Additionally, in February 2019, the EU enacted the Falsified Medicines Directive (“FMD”), traceability requirements for drug products, which Teva complies with as well. Other countries are following suit with variations of two main requirements: (i) to be able to associate the unit data with the uniquely-identified shipping package, or (ii) to report the data for tracking and tracing of products, reimbursements and other purposes. Certain countries, such as Russia, China, Korea, Turkey, Argentina, Brazil and India (for exported products), already have laws mandating serialization and aggregation and we are working to comply with these requirements. Other countries, including India (domestic market), Indonesia, Kazakhstan, Malaysia, Taiwan, Ukraine and other Latin American countries are currently considering mandating similar requirements.

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

Our 2023 ESG Progress report, which will provide enhanced ESG disclosures, is expected to be published in May 2024. Information in our ESG Progress Report shall not be deemed incorporated by reference into this Annual Report or any other filing with the SEC.

ITEM 1A.	RISK FACTORS

Our business faces significant risks. You should carefully consider all of the information set forth in this Annual Report and in our other filings with the SEC, including the following risk factors which we face and which are faced by our industry. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. This report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements as a result of certain factors including the risks described below and elsewhere in this report and our other SEC filings. For a summary of the risk factors included in this Item 1A and for further details on our forward-looking statements, see “Forward-Looking Statements and Risk Factor Summary” on page 1.

Risks related to our ability to successfully compete in the marketplace

Sales of our generic medicines comprise a significant portion of our business, and we are subject to the significant risks associated with the generic pharmaceutical business.

Sales of our generics medicines have historically represented and are expected to continue to represent a significant portion of our business. In 2023, total revenues from sales of our generic medicines in all our business segments were $8,734 million, or 55% of our total revenues. As part of our Pivot to Growth strategy, we intend to focus on a prioritized portfolio and pipeline of high-value generics opportunities. However, generic pharmaceuticals are, as a general matter, less profitable than innovative medicines, and have faced price erosion in each of our business segments, placing even greater importance on our ability to continually introduce new products. Although we intend to invest in the development of more complex, high-value generics products such as drug device combinations and long-acting injectables, there is no assurance as to when we will be successful in achieving our expected results, if at all.

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

A significant portion of our sales are made to relatively few U.S. retail drug chains, wholesalers, managed care purchasing organizations, mail order distributors and hospitals. These customers have undergone significant consolidation and formed various commercial alliances, which may continue to increase the pricing pressures that we face in the United States. The presence of large buying groups, and the prevalence and influence of managed care organizations and similar institutions, have increased pressure on price, as well as terms and conditions required to do business. There are three large Group Purchasing Organizations (“GPOs”) that account for more than 80% of generics purchases in the United States in 2023, which provides each of them with significant bargaining power. Additionally, our customers may form commercial alliances which result in heightened pricing pressure and competition in the markets in which we operate. For example, several major hospital systems in the United States formed a nonprofit company in 2018 to manufacture their own generics medicines. We expect the trend of increased pricing pressures from our customers and price erosion to continue.

Our sales may also be affected by fluctuations in the buying patterns of our significant customers, whether resulting from seasonality, pricing, wholesaler buying decisions or other factors. In addition, since a significant portion of our U.S. revenues is derived from relatively few key customers, any financial difficulties experienced by a single key customer, any delay in receiving payments from such a customer, or any significant reduction in or loss of business with such a customer could have a material adverse effect on our business, financial condition and results of operations. For a description of our net sales from our major customers, see note 19 to our consolidated financial statements.

Our revenues and profits from generic products may decline as a result of competition from other pharmaceutical companies and changes in regulatory policy.

Our generic drugs face intense competition. Prices of generic drugs may, and often do, decline, sometimes dramatically, especially as additional generic pharmaceutical companies receive approvals and enter the market for a given product and competition intensifies. Consequently, our ability to sustain our sales and profitability on any given product over time is affected by the number of companies selling such product, including new market entrants, and the timing of their approvals. The goals established under the Generic Drug User Fee Act, and increased funding of the FDA’s Office of Generic Drugs, have led to more and faster generic approvals, and consequently increased competition for some of our products. The FDA has stated that it has established new steps to enhance competition, promote access and lower drug prices and is approving increasing numbers of generic applications. While these FDA improvements are expected to benefit our generic product pipeline, they will also benefit competitors that seek to launch products in established generic markets where we currently offer products. In recent years, there has also been an increase in the number of generic manufacturers targeting significant new generic opportunities with exclusivity under the Hatch-Waxman Act, or which are complex to develop. Many of the smaller generic manufacturers have increased their capabilities, level of sophistication and development resources in recent years. The FDA has also been limiting the availability of exclusivity periods for new products, which reduces the economic benefit from being first-to-file for generic approvals. For example, the 180-day market exclusivity period under the Hatch-Waxman Act for a new product can be forfeited by failure to obtain approval or to launch a product within a specified time or if certain conditions exist, some of which may be outside our control. The failure to maintain our industry-leading performance in the United States on first-to-file opportunities and to develop and commercialize high complexity generic products could adversely affect our sales and profitability.

Furthermore, brand pharmaceutical companies continue to manage products in a challenging environment through marketing agreements with payers, pharmacy benefits managers and generic manufacturers. For example, brand companies often sell or license their own generic versions of their products, known as “authorized generics,” either directly or through other generic pharmaceutical companies. No significant regulatory approvals are required for authorized generics, and brand companies do not face any other significant barriers to entry into such market. Brand companies may seek to delay introductions of generic equivalents through a variety of commercial and regulatory tactics. Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic (including biosimilar) competition. These efforts have included pursuing new patents for existing products to extend patent protection; obtaining new regulatory exclusivities; selling the brand product as their own authorized generics; using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic (or biosimilar) drug approvals; seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards; using the legislative and regulatory process to have drugs reclassified or rescheduled; attaching patent extension amendments to unrelated federal legislation; and entering into agreements with pharmacy benefit management companies to block the dispensing of generic (including biosimilar) products. These actions may increase the costs and risks of our efforts to introduce generic products and may delay or prevent such introduction altogether.

In addition, the U.S. Congress and various state legislatures in the United States have passed, or have proposed passing, legislation that could have an adverse impact on pharmaceutical manufacturers’ ability to (i) settle litigation initiated pursuant to the Hatch-Waxman Act and Biologics Price Competition and Innovation Act (“BPCIA”); (ii) secure the full benefit of first-to-file regulatory approval status secured under the Hatch-Waxman Act; and (iii) recover their investments into the development of an innovative, generic or biosimilar product. Hatch-Waxman and BPCIA create various pathways for generic drug manufacturers to secure accelerated approvals of their abbreviated new drug applications and abbreviated biologics license applications. The new laws and proposals from the federal and state governments could serve to change, directly and indirectly, the Hatch-Waxman Act and BPCIA, including the incentives to develop generic and biosimilar products, as well as the ability of generic manufacturers to accelerate the launch of their new generic and biosimilar products. They also could impact the ability of brand manufacturers to protect their investments in the intellectual property associated with their branded specialty and innovative biologic products. Additionally, the enactment of the Inflation Reduction Act of 2022 (the “IRA”) represents the most significant pharmaceutical pricing reform in the United States to date and includes legislative changes that could lead to greater pricing pressures on our products such as amendments to (i) eliminate the “donut hole” under the Medicare Part D program beginning in 2025; (ii) modify the “noninterference” provisions of the Medicare Part D enabling statute to require the U.S. Department of Health and Human Services (“HHS”) to negotiate the prices of a subset of drugs and biologics with the highest annual expenditures under Medicare Parts B and D; and (iii) impose manufacturer rebates on certain single-source Part B and Part D drugs when prices rise faster that the rate of inflation.

A number of state legislatures have also begun considering legislation that would implement IRA-like frameworks for state regulated insurance markets. We continue to monitor these legislative developments and evaluate whether any changes to our business practices and operations are necessary in order to comply with such legislative reforms and advocate for policies that support both innovation and access to high quality medicines for patients. However, we cannot accurately predict the ultimate impact of such legislative developments on our business or whether additional changes in regulatory policies will occur in the future.

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

We may be unable to take advantage of the increasing number of high-value biosimilars opportunities.

We aim to be a global leader in biopharmaceuticals. As part of our Pivot to Growth strategy, we intend to capitalize on our late-stage pipeline of biosimilar products. The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex evolving regulation. Due to the complex process and significant financial and other resources required to develop biosimilars, obstacles and delays, including budget constraints may arise, which increase the cost of development or force us to abandon a potential product in which we may have invested substantial amounts of time and resources. We have made and will continue to make significant investments and collaborations to capitalize on biosimilar opportunities. However, the market for biosimilar products, in particular for key lifecycle products, is facing increasingly intense competition, including from new market entrants, growing pricing pressures, as well as from existing innovative products that maintain a significant market share, and there is no assurance that we will be able to successfully capitalize on biosimilar opportunities. Failure to develop and commercialize biosimilars, either by us or through collaborations with third parties, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our innovative medicines face intense competition from companies that have greater resources and capabilities and we must make significant investments in our pipeline of innovative medicines to address such competition, which may not achieve expected results.

We face intense competition to our innovative medicines. As part of our Pivot to Growth strategy, we intend to deliver on our growth engines, mainly AUSTEDO, AJOVY and UZEDY, and step up the innovation of our late-stage innovative pipeline assets. However, many of our competitors are larger and/or have substantially more experience in the development, acquisition and marketing of branded, innovative and consumer-oriented products. They may be able to respond more quickly to new or emerging market preferences or to devote greater resources to the development and marketing of new products and/or technologies than we can. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, we must demonstrate the benefits of our products relative to competing products that are often more familiar or otherwise better established to physicians, patients and third-party payers. If competitors introduce new products or new variations on their existing products, our marketed products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices. For example, the following may have a significant effect on our financial results and cash flow:

•

our future success depends on our ability to maximize the growth and commercial success of AUSTEDO and AUSTEDO XR. If our revenues derived from AUSTEDO and AUSTEDO XR do not increase as expected or if we lose market share to competing therapies, it may have an adverse effect on our results of operations;

•

AJOVY faces strong competition from two products that were introduced into the market around the same time and are competing for market share in the same space, as well as from other emerging competing therapies, including oral CGRP products;

•

UZEDY is a later entrant which faces competition from four well-established products. Additionally, two branded and one generic risperidone long-acting injectable have or are in the process of launching, which may impact UZEDY’s growth;

•

COPAXONE faces increasing competition from generic versions in the U.S. and competing glatiramer acetate products in Europe, as well as from orally-administered therapies. Following the approval of generic competition, COPAXONE’s revenues and profitability have decreased. We expect the trend of decreasing revenues and profitability for COPAXONE to continue in the future; and

•

there is a trend in the innovative medicines industry of seeking to “outsource” drug development by acquiring companies with promising drug candidates and we face substantial competition from historically innovative companies, as well as companies with greater financial resources than us, for such acquisition targets.

In order to remain competitive, we must invest significant resources to expand our pipeline for innovative medicines and biosimilars, both through our own efforts and through collaborations with, and in-licensing or acquisition of products from, third parties. We have entered into, and expect to pursue, in-licensing, acquisition, collaboration, funding and partnership opportunities to supplement and expand our existing innovative medicines and biosimilar pipeline, such as our collaborations with Alvotech, Modag, Sanofi, Royalty Pharma and Biolojic. However, there is no assurance that such collaborations will achieve the results we expect and we or our counterparties could fail to perform the obligations thereunder, including due to the failure to obtain regulatory approvals and increasing competition, pricing pressures and other financial constraints.

Furthermore, the development of innovative medicines involves lengthier and more complex processes and greater expertise and resources than those used in the development of generic medicines. For example, the time from discovery to commercial launch of an innovative medicine can be 15 years or more and involves multiple stages, including intensive preclinical and clinical testing and highly complex, lengthy and expensive regulatory approval processes, which vary from country to country. The longer it takes to develop a new product, the less time that remains to recover development costs and generate profits. During each stage, we may encounter obstacles that delay the development process and increase expenses, potentially forcing us to abandon a potential product in which we may have invested substantial amounts of time and resources. These obstacles may include preclinical failures, difficulty enrolling patients in clinical trials, delays in completing formulation and other work needed to support an application for approval, adverse reactions or other safety concerns arising during clinical testing, insufficient clinical trial data to support the safety or efficacy of the product candidate, widespread supply chain breakdowns, delays as a result of new requirements implemented by health authorities such as the U.S. FDA and EMA requirement on material use, and delays or failures to obtain required regulatory approvals for the product candidate or the facilities in which it is manufactured. In addition, our innovative medicines require much greater use of a direct sales force than does our generics business. Our ability to realize revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. We may also need to enter into co-promotion, contract sales force or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well-aligned to achieve maximum market penetration. Any failure to attract or retain qualified sales personnel or to enter into third-party arrangements on favorable terms could prevent us from successfully maintaining current sales levels or commercializing new innovative medicines.

If generic or biosimilar products that compete with any of our innovative medicines are approved and sold, sales of our innovative medicines will be adversely affected.

Certain of our leading innovative medicines face patent challenges and impending patent expirations and some have recently become susceptible to generic competition, such as TREANDA in 2022. Generic equivalents and biosimilars for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. Legislation enacted in most U.S. states allows or, in some instances, mandates that a pharmacist dispense an available generic equivalent (or interchangeable biosimilar) when filling a prescription for a branded product in the absence of specific instructions from the prescribing physician. Branded products typically experience a significant loss in revenues following the introduction of a competing generic (or biosimilar) product, even if the branded product is still subject to an existing patent since generic manufacturers may offer generic (or biosimilar) products while patent litigation is pending. Our innovative medicines are or may become subject to competition from generic equivalents because our patent protection expired or may expire soon. In addition, we may not be successful in our efforts to obtain additional patent protection for our innovative medicines through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.

Our success depends on our ability to develop and commercialize additional pharmaceutical products.

Our financial results depend upon our ability to develop and commercialize additional innovative, biosimilar and generic products in a timely manner. Commercialization requires that we successfully develop, test and manufacture pharmaceutical products. All of our products must receive regulatory approval and meet, and continue to comply with, regulatory and safety standards; if health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. Developing and commercializing additional pharmaceutical products is also subject to difficulties relating to the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients; preclusion from commercialization by the proprietary rights of others; the costs of manufacture and commercialization; costly legal actions brought by our competitors that may delay or prevent development or commercialization of a new product; and delays and costs associated with the approval process of the FDA and other U.S. and international regulatory agencies.

The development and commercialization process, particularly with respect to innovative medicines and biosimilar medicines, as well as complex generic medicines that we increasingly focus on, is both time-consuming and costly, and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products.

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

Efforts to defend the validity of our patents are expensive and time-consuming, and there can be no assurance that such efforts will be successful. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practices regarding the enforcement of intellectual property rights. The loss of patent protection or regulatory exclusivity on innovative medicines, including potential challenges to our Orange Book patent listings in the United States, could materially impact our business, results of operations, financial condition and prospects.

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

Risks related to our substantial indebtedness

We have substantial debt outstanding, which requires significant interest and principal payments, requires compliance with certain covenants and restricts our ability to incur additional indebtedness or engage in other transactions.

As of December 31, 2023, we have consolidated debt of $19,833 million outstanding, compared to $21,212 million outstanding as of December 31, 2022. If we are unable to meet our debt service and other financial obligations, we could be forced to restructure or refinance our indebtedness, seek additional debt or equity capital or sell assets. We may be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, incur significant transaction fees or include more restrictive covenants. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and note 9 to our consolidated financial statements for a detailed discussion of our outstanding indebtedness.

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

While we continue to take steps to reduce our debt and improve profitability, if we fail to satisfy our financial ratio covenants, we may need to renegotiate and amend the covenants, or refinance the debt with different repayment terms. We cannot guarantee that we will be able to amend such agreements or refinance such debt on terms satisfactory to us, or at all. If we experience lower than anticipated earnings or cash flows, to maintain compliance with our financial ratio covenants, we may curtail spending or divest assets, which could constrain our ability to grow our business.

Our substantial net debt could also have other important consequences to our business, including, but not limited to making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional funds and increasing the cost of any such borrowing; increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and restricting us from pursuing certain business opportunities.

Additionally, our credit losses, liquidity and cash resources could be negatively impacted by macroeconomic pressures. We may be required to draw down funds from our RCF or pursue additional sources of financing to fund our operations, such as secured financing. If we seek secured financing in excess of the limitations in our existing debt instruments, we may have to secure our outstanding debt as well. Capital and credit markets, which have been disrupted by such macroeconomic pressures, have experienced volatility. As a result, access to additional financing may be challenging and is largely dependent upon market conditions, which could materially impact our business, results of operations, financial condition and prospects.

We may need to raise additional funds in the future, which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to refinance existing debt or for general corporate purposes, including to fund our growth strategies, and to fund potential acquisitions or investments. If we issue ordinary equity, convertible preferred equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest and potentially lowering our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

If our credit ratings are further downgraded by leading rating agencies, we may not be able to raise debt or borrow funds in amounts or on terms that are favorable to us, if at all.

Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings at any time will reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In the past, we have been subject to downgrades in our credit ratings by various ratings agencies. Most recently, Standard and Poor’s Financial Services LLC (“S&P”) downgraded our rating from BB to BB- due to rising litigation risks. Subsequently, on July 29, 2022, following our announcement of reaching an agreement in principle on the financial terms of a nationwide settlement of the opioids litigation, S&P revised our rating outlook to positive. However, there is no assurance that we will not be subject to ratings downgrades or negative outlooks by any of the ratings agencies in the future. If our results of operations experience any negative trends or otherwise fail to meet analyst or investor expectations, we may experience ratings downgrades or negative outlooks by ratings agencies and our share price and reputation may be negatively impacted.

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

Risks related to our general business and operations

Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

In response to rising inflation in recent years, central banks in the markets in which we operate, including the United States Federal Reserve, have tightened their monetary policies and raised interest rates, and such measures may continue. Higher interest rates and volatility in financial markets could lead to additional economic uncertainty or recession. Increased inflation rates have increased our and our suppliers’ operating costs, including labor costs, raw materials costs, manufacturing costs and R&D costs. There is no assurance that we will be able to increase our pricing to offset our increased costs, or that our operations will not be materially impacted by rising inflation and its broader effects on the markets in which we operate in the future. In addition to rising inflation, the global economy has also been impacted by fluctuating foreign exchange rates and geopolitical tensions, which could result in supply chain disruptions. Supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. As we have substantial international operations, fluctuations in exchange rates between the currencies in which we operate and the U.S. dollar could increase our operating costs and adversely affect our results of operations, profits and cash flows. The duration and extent of rising inflation, higher interest rates, foreign exchange rate fluctuations, geopolitical tensions and other macroeconomic headwinds are uncertain and we cannot accurately predict whether we will be able to effectively mitigate their impact on our business.

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

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, and the governmental and societal responses thereto, could adversely affect our business, results of operations and financial condition.

Widespread outbreaks of disease or other public health crises and responses thereto have in the past and may in the future negatively impact the global economy, disrupt global supply chains and create significant volatility and disruption of financial markets. For example, during the COVID-19 pandemic, we experienced disruptions in countries and regions in which we manufacture our products and conduct our clinical trials, as well as changes in customer stocking and purchasing patterns. In response to the COVID-19 pandemic, we temporarily closed certain of our facilities and faced other protectionist measures and restrictions imposed by government authorities to control the pandemic which inhibited our employees’ access to our facilities, and caused certain delays and disruptions in our materials, supply. The COVID-19 pandemic also resulted in delays in our clinical trials due to slowdowns in recruitment for studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization of regulatory agencies and delays in pre-commercial launch activities. The new working environment that emerged as a result of the COVID-19 pandemic, with many employees working remotely, also increased the exposure of many companies, including us, to cyber-attacks and data security breaches. Future outbreaks of disease, including a resurgence of COVID-19, could similarly have a material adverse impact on the global economy, our supply chain and our business operations.

In response to the COVID-19 pandemic, we have taken precautionary measures, and may take additional measures, intended to minimize the risks of future potential public health crises to our employees and operations. However, it is not possible to predict the impact of future outbreaks of disease or the government responses thereto. Any disruptions caused by any new outbreaks of disease that may emerge in the future could have a material adverse impact on our operational and financial performance, including our ability to execute our business strategies in the expected time frame or at all.

Implementation of ongoing optimization efforts may adversely affect our business, financial condition and results of operations.

We have and will continue to implement changes to optimize our business operations and reallocate resources towards growth opportunities. As part of such optimization efforts, we may face wrongful termination, discrimination or other legal claims from employees affected by ongoing changes in our workforce. We may incur substantial costs defending against such claims, regardless of their merits, and such claims may significantly increase our severance costs.

Upon the proposed divestiture of any assets, including divestitures of business units as part of our Pivot to Growth strategy to focus on our core businesses, as well as divestitures of our facilities in connection with our ongoing plant optimization, we may not be able to consummate such divestitures at a favorable price or in a timely manner. Any divestiture that we are unable to complete may cause additional costs associated with retaining, closing or disposing of the impacted businesses.

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

Given the size, complexity and global reach of our business and our multiple areas of focus, we are especially reliant upon our ability to recruit and retain highly qualified management and other key employees. Our ability to attract and retain such employees may be diminished by the financial, legal and regulatory challenges we have faced in recent years, the increased importance of delivering on corporate ESG goals and their reputational impact as well as increased competition for talent. In addition, the success of our R&D activity depends on our ability to attract and retain sufficient numbers of skilled scientific personnel, which may be limited due to our R&D spending and programs. Changes in our management as a result of the appointment or departure of members of management and other key employees may also cause disruptions to our business and result in the loss of key personnel with institutional knowledge of our business, negative impacts on our relationships with existing employees and customers and increased operating costs related to integrating new personnel. Any difficulty in recruiting, hiring, integrating, retaining and motivating talented and skilled members of our organization may impair or delay our ability to execute our Pivot to Growth strategy.

The manufacture of our products is highly complex, and an interruption in our supply chain or problems with internal or third party manufacturing could adversely affect our results of operations.

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

A significant portion of our costs is comprised of raw materials for our products as well as energy, transportation and labor costs for our manufacturing and operations. We have experienced increases in prices of raw materials, labor and transportation, in part due to macroeconomic pressures. While we seek to pass along such increased costs to our customers, there is no assurance that we will be able to successfully and promptly increase our pricing to offset such increased costs in the future. Our ability to increase our pricing may be limited or delayed by regulatory restrictions and we may only be able to increase our pricing to the extent our competitors also increase their prices, as any increase in our pricing exceeding that of our competitors could negatively impact our competitive position. Any failure to effectively and timely pass along our increased costs to our customers may adversely impact our results of operations and financial condition.

Significant disruptions of our information technology systems could adversely affect our business.

We rely extensively on information technology systems in order to conduct business, including systems managed by third-party service providers. These systems include programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, processing payments to employees and vendors, calculating sales receivables, generating our financial results, and complying with information technology security compliance and other regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer significant interruptions in conducting our business, which may adversely impact our business, financial condition and results of operations.

Furthermore, our systems and networks have been, and are expected to continue to be, the target of increasingly advanced and evolving cyber-attacks which may pose a risk to the security of our systems and the confidentiality, availability and integrity of our data, as well as disrupt our operations or damage our facilities or those of third parties. Our exposure to cybersecurity risks may be heightened by the global scope of our operations. Because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, despite our attention to such threats and especially with the increasing use of artificial intelligence technology, we may face difficulties in anticipating and implementing adequate preventative measures or mitigating harms after such an attack. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber-attacks. Any manipulation, theft, loss and/or fraudulent use of customer, employee or proprietary data as a result of a cyber-attack targeting us or one of our third-party service providers could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators. A cyber-attack on our information technology systems may lead to substantial interruptions in our business, legal claims and liability, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data security breach or disruption, unauthorized access or failure of systems.

A data security breach could adversely affect our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, proprietary business information and personally identifiable information (including of our employees, customers, suppliers and business partners). Any data breach may subject us to civil fines and penalties, or regulatory fines or sanctions such as under the GDPR, or equivalent under relevant national laws, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended, and other relevant state and federal privacy laws in the United States including the California Consumer Privacy Act (“CCPA”) and other laws and regulations including across our International Markets. Our failure, or the failure of our third-party vendors, to comply with applicable laws and regulations relating to data security and our involvement or the involvement of any of our third-party vendors in any data security incidents could result in legal claims and liability, obligations to report incidents to governmental agencies, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

We have procedures, tools, processes and services in place to detect and respond to cyber-attacks, data breaches, security incidents, and compromises of personal information. If our efforts to protect the security of data are unsuccessful, a cyber-attack, data breach, security incident, or compromise of personal information may result in costly legal claims and liability, financial penalties, government enforcement actions, for example under the GDPR, private litigation, negative publicity or a reduction in supply of essential medicines to the public, each of which could further result in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer.

We have significant operations globally, including in countries that may be adversely affected by political or economic instability, major hostilities or acts of terrorism, which exposes us to risks and challenges associated with conducting business internationally.

We are a global pharmaceutical company with worldwide operations. All but a minor portion of our sales in 2023 were in North America and Europe, and an increasing portion of our sales and operational network are located in other regions. Certain of the regions in which we operate may be more susceptible to political and economic instability, such as the state of war declared in Israel in October 2023 and the military activity in the region, and the ongoing conflict between Russia and Ukraine, that could result in a loss of sales in such regions. Our global headquarters and several manufacturing and R&D facilities are located in Israel and currently remain largely unaffected, and we have no manufacturing or R&D facilities in Russia or Ukraine. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of these and other geopolitical conflicts that may arise in the future, cannot be predicted at this time and could have an effect on our business, exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

As a company that manufactures most of its products outside the United States, a “border adjustment tax” or other restriction on trade, if enacted by the United States, may have a material adverse effect on our business, financial condition and results of operations. In addition, given that a significant portion of our business is conducted in the European Union and the U.K., the departure of the U.K. from the European Union (referred to as “Brexit”), may pose certain implications to our research, commercial and general business operations in the U.K. and the European Union, including the approval and supply of our products. The Trade and Cooperation Agreement from December 2020, between the U.K. and the European Union, is comprehensive, but does not cover all areas of regulation pertinent to the pharmaceutical industry, so certain complexities remain, and the finalization of the long-term relationship will dictate how both jurisdictions will be impacted and may result in an impact on our business operations in Europe.

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

We face additional risks inherent in conducting business internationally, including compliance with laws and regulations of many jurisdictions that apply to our international operations. These laws and regulations include intellectual property laws, data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 and other similar local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations and provisions of things of value to customers and, in some cases, other private sector counterparties. Modifications of such laws or court decisions regarding such laws may adversely affect us and may impact our ability to continue our international operations. Given the high level of complexity of these laws, there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees (or third parties acting on our behalf), our failure to comply with certain formal documentation requirements, or otherwise. Actions by our employees, or by third-party intermediaries acting on our behalf, in violation of such laws, whether carried out in the United States or elsewhere in connection with the conduct of our business have exposed us, and may further expose us, to significant liability for violations of the FCPA or other anti-corruption laws. In 2016, we paid a monetary fine for FCPA violations and entered into a three-year deferred prosecution agreement with the DOJ, which included retaining an independent compliance monitor. The FCPA also requires us to keep and maintain accurate books and records and systems of internal controls to prevent bribery and corruption. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, implementation of compliance programs and prohibitions on the conduct of our business. Any such violation could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to attract and retain employees, our business, our financial condition and our results of operations.

Our corporate headquarters and a portion of our manufacturing activities are located in Israel. Our Israeli operations are dependent upon materials imported from outside Israel. Accordingly, our operations and information technology systems could be materially and adversely affected by acts of terrorism, including through cybersecurity threats, or if major hostilities were to occur in the Middle East or trade between Israel and its present trading partners were materially impaired, including as a result of acts of terrorism in the United States or elsewhere. The state of war declared in Israel in October 2023, and the military activity in the region, may result in disruption to our operations and facilities, such as our manufacturing and R&D facilities located in Israel, and impact our employees, some of which are military reservists being called to active military duty, and impact the economic, social and political stability of Israel.

We may not be able to find or successfully bid for suitable acquisition targets or licensing opportunities, or consummate and integrate future acquisitions.

In addition to pursuing organic growth opportunities, we intend to continue to evaluate and pursue potential acquisitions, strategic alliances, joint ventures and licenses, among other transactions, as part of our strategy to optimize our business and product portfolio and reallocate resources to fund growth. Relying on such transactions as sources of new innovative medicines, biosimilar and other products, or as a means of growth, involves risks that could adversely affect our future revenues and operating results. We may not be successful in seeking or consummating appropriate opportunities to enable us to execute our business strategy. We may not be able to pursue opportunities due to financial capacity constraints, we may not be able to obtain necessary regulatory approvals, and we may fail to consummate an announced acquisition. We may fail to integrate acquisitions successfully into our existing business, and could incur or assume significant debt and unknown or contingent liabilities, including, among others, patent infringement or product liability claims. In addition, we, or the partners with which we may enter into licensing or other collaboration agreements, may not be able to perform effectively under such agreements, impairing our ability to monetize opportunities related to them.

We may decide to sell, close or otherwise divest business units, assets or facilities, and any failure to successfully and cost-effectively consummate such divestitures could adversely affect our prospects and opportunities for growth.

We will continue to consider selling, closing or otherwise divesting certain business units, assets and facilities as the focus of our business evolves, including as part of our Pivot to Growth strategy, if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. For example, as previously announced, we intend to divest our API business in the first half of 2025, which divestiture is subject to various conditions, including reaching an agreement with a prospective purchaser on terms satisfactory to Teva, satisfying any conditions to closing the divestiture and obtaining any necessary approvals. We have also closed or divested a significant number of manufacturing plants and R&D facilities over the prior few years and may close or divest additional plants and facilities as part of our ongoing efforts regarding optimizing our business. There can be no assurance that we will be able to complete any divestitures of our business units, assets or facilities, including our intended divestiture of our API business, on the timing or upon the terms we expect, if at all. Such divestitures may also divert management’s attention from our core business operations, increase our expenses in the short-term and disrupt our relationships with existing employees, customers or suppliers.

We may fail to identify appropriate opportunities to divest assets on terms acceptable to us or may fail to transition employees and continuing operations from closed sites and disposed businesses efficiently. If divestiture opportunities are found, consummation of any such divestiture may be subject to closing conditions, including obtaining necessary regulatory approvals, and we may fail to consummate an anticipated divestiture. Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could result in disruptions to our business operations, result in unanticipated expenses and reduce the size or scope of our business, the capabilities or durability of our manufacturing network, our market share in particular markets or our opportunities with respect to certain markets. If we are unable to complete our planned divestitures in a timely and cost-effective manner, or we do not realize the anticipated cost savings or other benefits of such transactions, our prospects and opportunities for growth may be negatively impacted.

Risks related to compliance, regulation and litigation

Our operations are subject to complex legal and regulatory environments. If we fail to comply with applicable laws and regulations we may suffer legal consequences that may have a material effect on our business, operations or reputation.

We operate around the world in complex legal and regulatory environments. For instance, we must comply with requirements of the FDA, EMA and other healthcare regulators with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products, as further described below. We are also subject to pricing laws, including newly-enacted state laws in the United States, which impose penalties for pricing certain products above state-defined threshold, as well as competition laws, economic sanctions, export controls, import and trade laws and regulations, anti-bribery laws, privacy laws, cGMP requirements, labor laws and health and safety laws. Any failure to comply with applicable laws, rules and regulations may result in civil and/or criminal legal proceedings and lead to fines, damages, mandatory compliance programs and other sanctions and remedies that may materially affect our business and operations as well as our reputation. In addition, as rules and regulations change or as interpretations of those rules and regulations evolve, our prior conduct may be investigated.

Our business operations are subject to extensive regulation by the FDA and various other U.S. federal and state authorities, the EMA and other foreign regulatory authorities that establish requirements relating to, among other things, manufacturing practices, product labeling, and advertising and post marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs. For example, in recent years, we experienced delays in obtaining anticipated approvals for various generic and innovative medicines, some caused by the COVID-19 pandemic in approvals due to travel and work restrictions. We may continue to experience similar delays. No assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once approval or marketing authorization has been obtained for a product.

Additionally, our facilities are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities, and we must incur expense and expend effort to ensure compliance with these complex regulations. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or take other regulatory action, including issuing a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. In recent years, regulatory agencies around the world have increased their scrutiny of pharmaceutical manufacturers. This has resulted in requests for product recalls, temporary plant shutdowns to address specific issues and other remedial actions. Our manufacturing facilities, as well as those of our vendors and manufacturing partners, have also been the subject of increased regulatory oversight, leading to increased expenditures required to ensure compliance with new or more stringent production and quality control regulations. These regulatory actions have and may adversely impact our ability to supply various products around the world and to obtain approvals for new products manufactured at the affected facilities. If any regulatory body were to require one or more of our significant manufacturing facilities to cease or limit production, or to halt the approval of new or pending regulatory applications, our business and reputation could be adversely affected. In addition, because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions or obtaining approval to manufacture at a specific facility could have a material adverse effect on our business, financial condition and results of operations.

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

Governmental and civil proceedings and litigation which we are, or in the future become, party to may have an adverse impact on our business.

In the ordinary course of our business, we are exposed to lawsuits, claims, proceedings and government investigations that could preclude or delay the commercialization of our products or disrupt our business operations. We are currently subject to several governmental and civil proceedings and litigations relating to our pricing and marketing practices, intellectual property, product liability, competition matters, opioids, securities disclosure, financial reporting and accounting practices, corporate governance and environmental matters. These investigations and litigations are costly and involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of these proceedings may result in large monetary fines, damages, additional litigation, such as securities and derivative actions, and other non-monetary sanctions and remedies, such as mandated compliance agreements, all of which can be expensive and disruptive to our operations and business, and can impact decisions related to our product offerings and portfolio.

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

Public concern over the abuse of opioid medications, increased legal and regulatory action and the nationwide settlement could negatively affect our business.

Certain governmental and regulatory agencies are focused on the abuse of opioid medications in the United States. U.S. federal, state and local governmental and regulatory agencies have conducted and may in the future conduct investigations of us, other pharmaceutical manufacturers and other supply chain participants with regard to the manufacture, sale, marketing and distribution of opioid medications. In June 2023, we consummated a nationwide settlement to settle claims brought by various states and political subdivisions in connection with our manufacture, marketing, sale and distribution of opioids. The payments required to be made under this settlement agreement and others may have an adverse impact on our operations and cash flows and there is no assurance that we will have the liquidity or other resources necessary to make such payments and provide supplies of our generic version of Narcan® (naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of our nationwide settlements. For further information, see “Opioids Litigation” in note 12b to our consolidated financial statements.

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

Furthermore, we utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and related regulations administered by the DEA in the U.S., as well as the requirements of similar laws and regulations in other countries where we operate, relating to the manufacture, importation, shipment, storage, sale, and use of controlled substances. While we have compliance systems in place, risks associated with these laws and regulations cannot be entirely eliminated by policies and procedures. For example, violations of the Controlled Substances Act of 1970 and related laws and regulations by direct customers (such as distributors and wholesalers), down-stream customers (such as pharmacies) and health-care providers may expose us to liability and penalties and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price. In addition, prescription drug abuse and the diversion of opioids and other controlled substances are the frequent subject of public attention, including, for example, past media reports over the appropriateness of prescription of medications used to treat attention deficit hyperactivity disorder (ADHD). The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, reputations, results of operations, cash flows or share price.

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

We have been and may in the future be subject to investigations, claims and proceedings relating to price fixing and violations of related laws and regulations, such as the Sherman Act. In August 2023, we reached a deferred prosecution agreement with the DOJ to settle certain price-fixing charges brought against us in 2020. In addition, we are a party to numerous civil claims brought by state officials and private plaintiffs alleging that Teva, together with other pharmaceutical manufacturers, engaged in conspiracies to fix prices and/or allocate market share of generic products in the United States. For further information, see “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements. If any investigations, claims or proceedings are adversely determined against us, we may face material adverse effects on our business, including monetary penalties, debarment from federally funded health care programs and reputational harm. We have been involved in numerous litigations involving challenges to the validity or enforceability of listed patents (including our own), and therefore settling patent litigations has been and will likely continue to be an important part of our business. There is continued scrutiny of our patent settlements, including from the U.S. Federal Trade Commission (“FTC”) and the European Commission. Accordingly, we may receive formal or informal requests from competition law authorities around the world for information about a particular settlement agreement, and there is a risk that governmental authorities, customers, other downstream purchasers or others may commence actions against us alleging violations of antitrust laws based on our settlement agreements. We are currently defendants in antitrust actions brought by U.S. states, the European Commission and private plaintiffs involving numerous settlement agreements and, since 2015, we are subject to a consent decree with the FTC, which imposes on us certain injunctive reliefs with respect to our ability to enter into patent settlements in the United States. The U.S. Congress and certain state legislatures in the United States have also passed, or proposed passing, legislation that could adversely impact our ability to settle patent litigations. For example, the State of California has enacted legislation that prohibits, with certain exceptions and safe harbors, various types of patent litigation settlements, and imposes substantial monetary penalties on companies and individuals who do not comply. The enforcement of this law has been preliminarily enjoined as likely violating the U.S. Constitution, but such legislation still creates a risk of significant potential exposure for settling patent litigations and, in turn, makes it more difficult to settle in the first place, which could have a material adverse effect on our business.

Following calls in recent years from policy makers and other stakeholders in many countries for governmental intervention to address the high prices of certain pharmaceutical products, we are currently, and may in the future be, subject to governmental investigations, claims or other legal or regulatory actions regarding our pricing and/or other alleged exclusionary practices. These include U.S. Congressional investigations regarding both our innovative medicines and generic medicines, the European Commission’s inquiry into COPAXONE, and litigation concerning the U.K. Competition and Markets Authority’s inquiry regarding hydrocortisone. For example, in September 2020, the U.S. House Committee on Oversight and Reform held a hearing focused on pricing of branded medications, which focused in part on historic pricing of COPAXONE in the U.S., and subsequently issued a report with respect to COPAXONE’s pricing. Additionally, on October 10, 2022, the European Commission issued a Statement of Objections, which sets forth its preliminary allegations that Teva had engaged in anti-competitive practices relating to COPAXONE. In November 2023, the FTC notified Teva and other pharmaceutical companies as well as the FDA, under 21 CFR 314.53, that in the FTC’s view, certain of our and other pharmaceutical companies’ patents have been improperly listed in the Orange

Book, resulting in potential delays to generic competition, and subsequently, certain members of the U.S. congress reiterated the concerns of the FTC. Any such investigation may have a material adverse effect on our reputation, business, financial condition and results of operations. For further information, see “Competition Matters” and “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements.

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

We maintain an insurance program, which may include commercial insurance, self-insurance (including direct risk retention), or a combination of both approaches, in amounts and on terms that it believes are reasonable and prudent in light of its business and related risks. We sell, and will continue to sell, pharmaceutical products that are not covered by product liability insurance. In addition, we may be subject to claims for which insurance coverage is denied, as well as claims that exceed our policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, we may not be able to obtain the type and amount of insurance we desire, or any insurance on reasonable terms, in the markets in which we operate. For further information regarding our current material product liability cases, see note 12b to our consolidated financial statements.

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

As a company with global operations, we are subject to national laws as well as international treaties and conventions controlling imports, exports, re-export, transfer and diversion of goods (including finished goods, materials, APIs, packaging materials, other products and machines), services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, restrictions on sales to parties that are listed on (or are owned or controlled by one or more parties listed on) denied party watch lists and anti-boycott measures (collectively “Customs and Trade Controls”). Applicable Customs and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control, the U.S. Department of Commerce, other U.S. agencies and multiple other agencies of other jurisdictions around the world where we do business. Customs and Trade Controls relate to a number of aspects of our business, including most notably the sales of finished goods and API as well as the licensing of our intellectual property. Compliance with Customs and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years, and requirements under applicable Customs and Trade Controls in general, change frequently. Sanctions imposed with respect to the ongoing conflict between Russia and Ukraine have been particularly dynamic and future geopolitical conflicts involving other jurisdictions may result in further changes to the sanctions environment. Any such changes to the sanctions environment may require us to withdraw from or limit our exposure to certain markets or to terminate certain business relationships in order to remain in compliance with applicable laws. Although we have policies and procedures designed to address compliance with Customs and Trade Controls, actions by our employees, by third-party intermediaries (such as distributors and wholesalers) or others acting on our behalf in violation of relevant laws and regulations may expose us to liability and penalties for violations of Customs and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.

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

Furthermore, there are an increasing number of ESG-related regulatory disclosure regulations with which Teva may have to comply. For example, in December 2022, the European Union adopted Directive No 2464/2022 on Corporate Sustainability Reporting (“CSRD”). The CSRD introduces detailed sustainability reporting obligations, requiring in-scope companies to make sustainability reports in accordance with the European Sustainability Reporting Standards (“ESRS”), which include certain mandatory disclosures and other voluntary disclosures on impacts, risks, and opportunities in relation to sustainability matters identified as material by the relevant entity. In addition to assessing the financial effects of a sustainability matter on a company, materiality assessments will require the relevant company to take into account non-financial considerations as to the materiality of a sustainability matter from an impact perspective when it pertains to the undertaking’s actual or potential, positive or negative impacts on people or the environment over the short-, medium-or long-term. Impacts may include those connected with the company’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships. Teva expects to first have to disclose pursuant to the CSRD, in accordance with the ESRS, in 2026. Furthermore, Article 8 of Regulation (EU) 2020/852 (EU Taxonomy) requires those in-scope companies to report how and to what extent their activities are associated with economic activities that qualify as environmentally sustainable defined herein. This disclosure obligation may lead to increased compliance burdens and costs. Additionally, could lead to the disclosure of information which may have a negative impact on our operations and reputation, and which may lead to additional exposure. Failure to accurately comply with any ESG reporting obligations may result in enforcement actions, sanctions, reputational harm or private litigation.

Risks related to our financial condition

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

In 2023, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. As a result, we are subject to significant foreign currency risks, including repatriation restrictions in certain countries, and may face heightened risks as we enter new markets. A substantial proportion of our sales, particularly in Latin America, Central and Eastern European countries and Asia, are recorded in local currencies, which exposes us to the direct risk of devaluations, hyperinflation or exchange rate fluctuations. In addition, although the majority of our operating costs are recorded in, or linked to, the U.S. dollar, in 2023, we incurred a substantial amount of operating costs in currencies other than the U.S. dollar, which only partially offset the currency risk derived from our sales in non-U.S. dollars. Moreover, the strengthening of the U.S. dollar versus other currencies in which we operate, negatively impacted our revenues, results of operations, profits and cash flows. We use derivative financial instruments and “hedging” techniques, such as issuance of debt in non-U.S. dollar currencies, to manage our balance sheet and income statement exposure to currency exchange rate fluctuations in the major foreign currencies in which we operate. However, not all of our potential exposure is covered, and some elements of our consolidated financial statements, such as our equity position, are not protected against foreign currency exposures. Therefore, our exposure to exchange rate fluctuations could have a material adverse effect on our financial results.

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

The base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Co-operation and Development (“OECD”) may have adverse consequences to our tax liabilities. The BEPS project contemplates changes to numerous international tax principles, as well as national tax incentives, and these changes, when adopted by individual countries, could adversely affect our provision for income taxes. The first wave of BEPS recommendations has been implemented by countries in specific national tax laws, and the OECD is currently working on further initiatives that may further change current international tax principles. On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement at EU level the minimum taxation component of 15% (“Pillar Two”) of the OECD’s reform of international taxation, commencing in 2024. We are currently monitoring the new rules and awaiting further guidance and country agreements, however, we do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements in the foreseeable future.

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

Any of the following could have a material effect on our overall effective tax rate: some government programs may be discontinued, or the applicable tax rates may increase; we may be unable to meet the requirements for continuing to qualify for some programs and the restructuring plan may lead to the loss of certain tax benefits we currently receive; these programs and tax benefits may be unavailable at their current levels; upon expiration of a particular benefit, we may not be eligible to participate in a new program or qualify for a new tax benefit that would offset the loss of the expiring tax benefit; or we may be required to refund previously recognized tax benefits if we are found to be in violation of the stipulated conditions.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial condition, results of operations, or cash flows accurately and on a timely basis and could harm our reputation.

As a publicly traded company, we are subject to the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. As part of its annual review of the effectiveness of Teva’s internal control over financial reporting as of December 31, 2023, management identified a material weakness in our internal control over financing reporting. The identified material weakness will be considered remediated once additional internal controls are designed, implemented and operate effectively for a sufficient period of time to allow management to conclude that the material weakness has been fully remediated. However, there is no assurance as to when we will be able to fully remediate the identified material weakness or if additional material weaknesses will be identified. Any failure to implement remedial measures and to achieve and maintain effective internal control over financial reporting could have a material adverse effect on the market for our ordinary shares. For a discussion of our internal control over financial reporting and a description of the identified material weakness and remediation plan, see “Part II, Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

Risks related to equity ownership

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

Our American Depositary Shares (“ADSs”) and ordinary shares are traded on different stock exchanges and this may result in price variations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management Program Overview

As cybersecurity threats rapidly evolve in sophistication and become more prevalent, especially with the increasing use of artificial intelligence technology, we have implemented a cybersecurity risk management program as part of our oversight, evaluation and mitigation of enterprise-level risks. Our cybersecurity risk management program leverages a combination of processes, technologies and personnel with expertise in cybersecurity to comply with applicable regulations and detect and respond to cyber-attacks, data breaches, security incidents, and compromises of personal information, as well as to regularly and promptly inform management and our Board of Directors of any significant cybersecurity risks and developments.

Our cybersecurity risk management program is led by our global Chief Information Security Officer (“CISO”), who is directly responsible for establishing cybersecurity strategies and structures and managing ongoing cybersecurity risk management activities through our information security office, which is responsible for the day-to-day identification, monitoring and management of cybersecurity risks. Our CISO reports directly to our global Chief Information Officer (“CIO”). Our CISO has significant experience in managing cybersecurity risks at major global companies in the pharmaceutical and defense industries. Our CISO regularly meets with the CIO to provide updates on cybersecurity matters. Our CIO updates our executive management on a regular basis to share cybersecurity related matters and discuss strategies to proactively manage cybersecurity threats. Our CISO and CIO brief our Audit Committee on our cybersecurity and risk management programs.

Our information security office is supported by a team consisting of personnel with experience and expertise in cybersecurity risk management strategies, execution and operations, with domain expertise in cloud services security, infrastructure and operational technology security, cybersecurity incident response, and tactical governance risk compliance.

Our CISO and CIO are also members of our information and security governance group, led by our CIO, which is comprised of executive and senior leadership from a variety of functions, including information security, corporate security, legal, finance, human resources, internal audit and compliance, as well as members of Teva’s global situation room (“GSR”). Additionally, our CISO, CIO and other members of our information security office may, from time to time, consult and coordinate with other Teva departments and members of management to manage cybersecurity risks and implement cybersecurity incident responses.

In addition, management has worked, and expects to continue to work, with third-party service providers, as appropriate, to assess, identify and manage cybersecurity risks. Management also conducts periodic and on-demand assessments of our cybersecurity risk management program with expert service providers to ensure it complies with and meets current ISO 27001 standards. In early 2024, our management team performed an exercise tabletop relating to potential cybersecurity risks.

As part of its overall risk oversight function, our Audit Committee, which is comprised entirely of independent directors, considers cybersecurity risks in connection with overseeing our overall enterprise risk management system. Management, including our CISO and CIO, provide updates on our cybersecurity risk management program and cybersecurity matters to the Audit Committee, and also reports to the Board of Directors as necessary. During 2023, the Board received dedicated cybersecurity training and performed an exercise tabletop relating to potential cybersecurity risks. As part of our cybersecurity risk management program, we maintain industry standard procedures and policies, which are reviewed and revised frequently, and certified to comply with ISO 27001 standards, to both proactively assess, identify and manage potential cybersecurity risks and respond to any actual cybersecurity threats and incidents. Such procedures and policies include: actively monitoring our information technology systems to ensure compliance with applicable legal and regulatory requirements; engaging third-party consultants and other service providers to monitor and, as appropriate, respond to cybersecurity risks; requiring our service providers and our business partners who connect directly to our information technology systems, to comply with our cybersecurity standards, due diligence processes and be subject to our non-disclosure and other confidentiality agreements that include cybersecurity-related terms; providing and analyzing specialized industry sector intelligence on cybersecurity threats; regularly testing our cybersecurity systems and disaster preparedness, including our back-up information technology systems; developing and updating incident response plans to address potential cybersecurity threats; and maintaining and training our personnel on cybersecurity incident reporting procedures.

Cyber Threats and Incident Response

In the ordinary course of our business, we collect and store confidential data, including intellectual property, proprietary business information and personally identifiable information (including of our employees, customers, suppliers and business partners). We rely extensively on information technology systems, including some systems that are managed by third-party service providers, to securely process, store and transmit such confidential data in order to conduct our business. These systems include programs and processes relating to internal and external communications, ordering and managing materials from suppliers, collecting, processing and storing data produced by our clinical trials and other research and development initiatives, converting materials to finished products, shipping products to customers, processing transactions, processing payments to employees and vendors, calculating sales receivables, generating our financial results for each reporting period, summarizing and reporting results of operations, and complying with information technology security compliance and other regulatory, legal or tax requirements.

We have not been materially impacted by risks from cybersecurity threats and as of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, our systems and networks have been, and are expected to continue to be, the target of increasingly advanced and evolving cyber-attacks and cybersecurity incidents in the future may adversely impact our business, financial condition and results of operations, and we are continuing to actively monitor such threats. For more information, see “Item 1A, Risk Factors—Risks related to our general business and operations—Significant disruptions of our information technology systems could adversely affect our business” and “Item 1A, Risk Factors—Risks related to our general business and operations—A data security breach could adversely affect our business and reputation.”

In the event that we experience a cybersecurity incident, we have a cybersecurity incident response playbook that sets forth the applicable processes, roles, engagements, escalations and notifications to be executed in order to promptly respond to such threats. Depending on its nature and scale, a cybersecurity threat may be managed within our information security office, escalated to our CISO and CIO, or escalated to our management, and Board of Directors and Audit Committee, as appropriate. In certain instances, our GSR may be initiated and will collectively manage Teva’s response to a crisis on a corporate level. The GSR is comprised of members from our various business units and regions, including senior leadership from a variety of functions, such as information security, legal, finance, human resources, communications and compliance.

We carry insurance that provides protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may result from a cybersecurity incident.

ITEM 2.	PROPERTIES

We own or lease 59 manufacturing and R&D facilities, occupying approximately 17 million square feet. As of December 31, 2023, our manufacturing and R&D facilities are used by our business segments as follows:

Business Segment	Number of Facilities	Square Feet (in thousands)
North America	18	3,350
Europe	25	9,000
International Markets	16	4,850

Worldwide Total Manufacturing and R&D Facilities	59	17,200

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

In North America, our principal executive offices are our U.S. headquarters in Parsippany, New Jersey. In Europe, our principal executive offices are in Amsterdam, the Netherlands. Our principal executive offices in North America and in Europe are leased by us.

We are continuing the ongoing review and optimization of our manufacturing and supply network, which may include closures and/or divestment of manufacturing plants around the world. Additionally, we are continuing to review our commercial offices footprint to enhance and adjust it to the latest workplace trends.

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

Holders

The number of record holders of ADSs at December 31, 2023 was 1,934.

The number of record holders of ordinary shares at December 31, 2023 was 151.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. dollars, for the calendar years ended December 31, 2019, 2020, 2021, 2022 and 2023, of $100 invested on December 31, 2018 in the Company’s ADSs, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

*	$100 invested on December 31, 2018 in stock or index – including reinvestment of dividends. Indexes calculated on month-end basis.

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

Macroeconomic and Geopolitical Environment

In recent years, the global economy has been impacted by fluctuating foreign exchange rates. Approximately 47% of our revenues are denominated in currencies other than the U.S. dollar and we manufacture our products largely outside of the United States. Fluctuations in the U.S. dollar versus other currencies in which we operate may materially impact our revenues, results of operations, profits and cash flows. Additionally, high levels of inflation have recently resulted in significant economic volatility and monetary tightening by central banks through increasing interest rates. In addition to rising inflation, heightened interest rates and fluctuating foreign exchange rates, the global economy has also been impacted by geopolitical tensions which have resulted in disruptions to global supply chains, including to our internal supply chain. In October 2023, Israel was attacked by a terrorist organization and entered a state of war. Our global headquarters as well as several of our manufacturing and R&D facilities are located in Israel and, while operations there currently remain largely unaffected, the impact of this war on our operations may increase, which could be material, as a result of the continuation, escalation or expansion of this war. In light of the above, supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. We have implemented certain measures in response to such macroeconomic pressures and geopolitical events and are continually considering various initiatives, including price adjustments where we are not restricted contractually or regulatorily, enhanced inventory management, alternative sourcing strategies for our raw material supply and backup production plans for key products, to allow us to partially mitigate and offset the impact of these macroeconomic and geopolitical factors. However, although inflationary and other macroeconomic pressures may ease, the higher costs we have experienced during the recent periods have already impacted our operations and will likely continue to have an effect on our financial results.

Highlights

Significant highlights of 2023 included:

•

Our revenues in 2023 were $15,846 million, an increase of 6% in U.S. dollars, or 7% in local currency terms, compared to 2022. This increase was mainly due to an upfront payment received in connection with the collaboration on our anti-TL1A asset, higher revenues from generic products in our International Markets and Europe segments and our innovative products AUSTEDO and AJOVY, the sale of certain product rights in our Europe segment, as well as higher revenues from Anda, partially offset by lower revenues from COPAXONE, API sales to third parties, and from BENDEKA and TREANDA, and generic products in our North America segment.

•	Our North America segment generated revenues of $8,124 million and profit of $2,396 million in 2023. Revenues increased by 9% compared to 2022. Profit increased by 20% compared to 2022.

•

Our Europe segment generated revenues of $4,837 million and profit of $1,478 million in 2023. Revenues increased by 7% in U.S. dollars or 5% in local currency terms, compared to 2022. Profit decreased by 1% compared to 2022.

•

Our International Markets segment generated revenues of $1,958 million and profit of $464 million in 2023. Revenues increased by 3% in U.S. dollars or 16% in local currency terms, compared to 2022. Profit decreased by 3% compared to 2022.

•	Our revenues from other activities in 2023 were $926 million, a decrease of 11% in U.S. dollars, or 12% in local currency terms, compared to 2022.

•	R&D expenses, net in 2023 were $953 million, an increase of 14% compared to $838 million in 2022.

•	Impairments of identifiable intangible assets were $350 million and $355 million in the years ended December 31, 2023 and 2022, respectively.

•

We recorded goodwill impairment charges of $700 million in 2023, related to our International Markets reporting unit, compared to goodwill impairment charges of $2,045 million in 2022, of which $979 million is related to our International Markets reporting unit and $1,066 million is related to Teva’s API reporting unit.

•

We recorded expenses of $718 million for other asset impairments, restructuring and other items in 2023, compared to expenses of $512 million in 2022. The data presented for the prior period have been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information, see note 1b to our consolidated financial statements.

•	We recorded expenses of $1,043 million in legal settlements and loss contingencies in 2023, compared to expenses of $2,082 million in 2022.

•

Operating income was $433 million in 2023, compared to an operating loss of $2,197 million in 2022. The data presented for the prior period have been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information see note 1b to our consolidated financial statements.

•	Financial expenses, net were $1,057 million in 2023, compared to $966 million in 2022.

•

In 2023, we recognized a tax benefit of $7 million, or 1%, on a pre-tax loss of $624 million. In 2022, we recognized a tax benefit of $643 million, or 20%, on a pre-tax loss of $3,163 million. The data presented for the prior period have been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information see note 1b to our consolidated financial statements.

•	Our debt was $19,833 million as of December 31, 2023, compared to $21,212 million as of December 31, 2022.

•

Cash flow generated from operating activities in 2023 was $1,368 million, compared to $1,590 million in 2022. The decrease in 2023 resulted mainly from the sale of accounts receivables under our U.S. securitization facility during 2022, and higher payments of legal settlements in connection with the opioids litigation in 2023, partially offset by changes in working capital items, including a positive impact of accounts payables and accounts receivables in 2023, as well as higher tax payments in 2022.

•

During 2023, we generated free cash flow of $2,387 million, which we define as comprising $1,368 million in cash flow generated from operating activities, $1,477 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $68 million in proceeds from sale of businesses and long-lived assets, partially offset by $526 million in cash used for capital investments. During 2022, we generated free cash flow of $2,243 million. The increase in 2023 resulted mainly from higher beneficial interest collected in exchange for securitized accounts receivables under our EU securitization, partially offset by lower cash flow generated from operating activities.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2023 and 2022. For a comparison of our results of operations and financial condition for fiscal years 2022 and 2021, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K, filed with the SEC on February 10, 2023.

Segment Information

North America Segment

The following table presents revenues, expenses and profit for our North America segment for the past two years:

	Year ended December 31,
	2023		2022
	(U.S. in millions / % of Segment Revenues)
Revenues	$8,124	100%	$7,452	100%
Gross profit	4,421	54.4%	3,926	52.7%
R&D expenses	625	7.7%	532	7.1%
S&M expenses	1,005	12.4%	941	12.6%
G&A expenses	403	5.0%	474	6.4%
Other income	(8)	§	(15)	§

Segment profit*	$2,396	29.5%	$1,993	26.7%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

North America Revenues

Our North America segment includes the United States and Canada. As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada will be reported as part of our International Markets segment.

Revenues from our North America segment in 2023 were $8,124 million, an increase of $672 million, or 9%, compared to 2022, mainly due to an upfront payment received in connection with the collaboration on our anti-TL1A asset, higher revenues from our innovative products AUSTEDO and AJOVY, as well as higher revenues from Anda, partially offset by lower revenues from BENDEKA and TREANDA, COPAXONE and from generic products.

Revenues by Major Products and Activities

The following table presents revenues for our North America segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2023-2022
	2023	2022
	(U.S. $ in millions)
Generic products	$3,475	$3,549	(2%)
AJOVY	230	218	6%
AUSTEDO	1,225	963	27%
BENDEKA and TREANDA	241	316	(24%)
COPAXONE	320	387	(17%)
Anda	1,577	1,471	7%
Other*	1,056	549	92%

Total	$8,124	$7,452	9%

*

Other revenues in 2023 were mainly comprised of a $500 million upfront payment received in the fourth quarter of 2023, in connection with the collaboration on our anti-TL1A asset. See note 2 to our consolidated financial statements.

Generic products revenues (including biosimilars) in our North America segment in 2023 decreased by 2% to $3,475 million, compared to 2022, mainly due to increased competition to parts of our portfolio, partially offset by revenues from lenalidomide capsules (the generic version of Revlimid®) and other generic launches in 2023.

Among the most significant generic products we sold in North America in 2023 were lenalidomide capsules (the generic version of Revlimid®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®), Truxima® (the biosimilar to Rituxan®) and albuterol sulfate inhalation aerosol (our ProAir® authorized generic).

On March 9, 2023, Teva and Natco Pharma Ltd. announced the launch of additional strengths for lenalidomide capsules (the generic equivalent of Revlimid®) in the U.S. in 2.5 mg and 20 mg strengths.

During the fourth quarter of 2023, we received approval in the U.S. for the following complex generics: Teriparitide Injection (generic version of Forteo®) for the treatment of osteoporosis in adults, Risperidone for extended-release injectable suspension (generic version of Risperdal Consta long-acting injection) for the treatment of schizophrenia, Octreotide Acetate (generic version of Sandostatin®) which is used for acromegaly or diarrhea associated with metastatic carcinoid tumors or Vasoactive Intestinal Peptide (VIP) secreting tumors, and Cyclosporine Ophthalmic Emulsion (generic version of Restasis®) which is used to increase tear production.

For more information on our generic products, including biosimilars, see “Item 1—Business—Our Product Portfolio and Business Offering—Generic Medicines.”

In 2023, our total prescriptions were approximately 318 million (based on trailing twelve months), representing 8.4% of total U.S. generic prescriptions according to IQVIA data.

AJOVY revenues in our North America segment in 2023 increased by 6% to $230 million, compared to 2022, mainly due to growth in volume, partially offset by unfavorable net pricing. In 2023, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 24.5%, compared to 26.0% in 2022.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AJOVY.”

AUSTEDO revenues in our North America segment in 2023 increased by 27% to $1,225 million, compared to 2022, mainly due to growth in volume including the launch of AUSTEDO XR in May 2023.

For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AUSTEDO.”

BENDEKA and TREANDA combined revenues in our North America segment in 2023 decreased by 24% to $241 million compared to 2022, mainly due to generic bendamustine products entry into the market. The orphan drug exclusivity that was attached to bendamustine products expired in December 2022.

For more information on BENDEKA and TREANDA, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—Oncology.”

COPAXONE revenues in our North America segment in 2023 decreased by 17% to $320 million, compared to 2022, mainly due to generic competition in the United States and a decrease in glatiramer acetate market share due to availability of alternative biologic therapies, partially offset by a reduction in sales allowance.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

Anda revenues from third parties in our North America segment in 2023 increased by 7% to $1,577 million compared to 2022, mainly due to higher demand.

Product Launches and Pipeline

In 2023, we launched the generic version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Lubiprostone Capsules	Amitiza® capsules	January	$204
Sorafenib Tablets, USP	Nexavar® tablets	January	$64
Theophylline Extended-Release Tablets	Theo-Dur®	January	$22
Doxepin Hydrochloride Cream	Zonalon® Cream	February	$6
Teriflunomide Tablets	Aubagio® Tablets	March	$1,970
Topiramate Extended-release Capsules	Trokendi XR® ER capsules	March	$188
Lenalidomide Capsules 2.5mg & 20mg	Revlimid® capsules	March	$185
Topiramate Extended-release Capsules	Trokendi XR®	May	$244
Amlodipine Besylate Tablets, USP	Norvasc® tablets	May	$88
Darunavir Tablets	Prezista® tablets	June	$308
Gefitinib Tablets	Norvasc® tablets	June	$5
Plerixafor Injection	Mozobil®	July	$211
Everolimus Tablets	Afinitor® Tablets	October	$251
Pazopanib Tablets	Votrient® Tablets	October	$172
Dextroamphetamine Saccharate, Amphetamine Aspartate Monohydrate, Dextroamphetamine Sulfate, and Amphetamine Sulfate	Mydayis®	October	$113
Pitavastatin Tablets	Livalo® tablets	November	$299
Deferasirox Oral Granules	Jadenu®	November	$21
Teriparatide Injection	Forteo®	December	$720
Risperidone for Extended-Release Injectable Suspension	Risperdal Consta®	December	$255
Cetrorelix Acetate for Injection	Cetrotide®	December	$126

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

As of December 31, 2023, our generic products pipeline in the United States includes 137 product applications awaiting FDA approval, including 63 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended September 30, 2023 of approximately $107 billion, according to IQVIA. Approximately 78% of pending applications include a paragraph IV patent challenge and we believe we are first to file with respect to 62 of these products, or 88 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $72 billion in U.S. brand sales for the twelve months ended September 30, 2023, according to IQVIA.

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

In 2023, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Tofacitinib Tablets, 5 mg and 10 mg	Xeljanz PF®	$879
Fidaxomicin Tablets, 200 mg	Dificid®	$320
Encorafenib Capsules, 75 mg	Braftovi®	$197
Ponatinib Tablets, 15 mg and 45 mg	Iclusig®	$175
Pazopanib Tablets, 200 mg	Votrient®	$172
Thalidomide Capsules USP, 50 mg, 100 mg, and 200 mg	Thalomid®	$12
Aspirin Delayed-Release and Omeprazole Tablets, 81 mg/40 mg and 325 mg and 40 mg**	Yosprala®	No Data
Treprostinil ER Tabs, 0.25 mg, 1 mg and 2.5 mg***	Orenitram	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Branded product discontinued on FDA website.
***	Marketed through Specialty Pharmacy that does not report to IQVIA.

For a description of our innovative medicines pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines” above.

North America Gross Profit

Gross profit from our North America segment in 2023 was $4,421 million, an increase of 13% compared to $3,926 million in 2022.

Gross profit margin for our North America segment in 2023 increased to 54.4%, compared to 52.7% in 2022. This increase was mainly due to an upfront payment received in connection with the collaboration on our anti-TL1A asset, as discussed above, as well as a favorable mix of products primarily driven by an increase in revenues from AUSTEDO and lenalidomide capsules (the generic version of Revlimid®), partially offset by higher costs due to inflationary and other macroeconomic pressures.

North America R&D Expenses

R&D expenses relating to our North America segment in 2023 were $625 million, an increase of 18% compared to $532 million in 2022.

For a description of our R&D expenses in 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

North America S&M Expenses

S&M expenses relating to our North America segment in 2023 were $1,005 million, an increase of 7% compared to $941 million in 2022. This increase was mainly due to promotional and commercial activities related to AUSTEDO and UZEDY.

North America G&A Expenses

G&A expenses relating to our North America segment in 2023 were $403 million, a decrease of 15% compared to $474 million in 2022. This decrease was mainly due to lower litigation fees in 2023.

North America Profit

Profit from our North America segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our North America segment in 2023 was $2,396 million, an increase of 20% compared to $1,993 million in 2022. This increase was mainly due to higher revenues, partially offset by higher R&D and S&M expenses, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the past two years:

	Year ended December 31,
	2023		2022
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$4,837	100%	$4,525	100%
Gross profit	2,726	56.4%	2,700	59.7%
R&D expenses	220	4.6%	213	4.7%
S&M expenses	767	15.9%	748	16.5%
G&A expenses	263	5.4%	246	5.4%
Other (income) expense	(2)	§	(3)	§

Segment profit*	$1,478	30.6%	$1,496	33.1%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries. Revenues from our Europe segment in 2023 were $4,837 million, an increase of $312 million, or 7%, compared to 2022. In local currency terms, revenues increased by 5%, mainly due to higher revenues from generic and OTC products as well as higher revenues from AJOVY, partially offset by lower revenues from COPAXONE and certain other respiratory products. Higher revenues from our Europe segment in 2023 were also driven by the sale of certain product rights.

In 2023, revenues were positively impacted by exchange rate fluctuations of $88 million, net of hedging effects, compared to 2022. Revenues in 2023 were affected by a $12 million negative hedging impact, compared to a $17 million positive hedging impact in 2022, which are included in “Other” in the table below. See note 10d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2023-2022
	2023	2022
	(U.S. $ in millions)
Generic products	$3,664	$3,466	6%
AJOVY	160	124	29%
COPAXONE	231	268	(14%)
Respiratory products	265	273	(3%)
Other*	516	393	31%

Total	$4,837	$4,525	7%

*	Other revenues in 2023 were mainly related to the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our Europe segment in 2023 increased by 6% to $3,664 million compared to 2022. In local currency terms, revenues increased by 3%, mainly due to higher volumes and OTC price increases.

AJOVY revenues in our Europe segment in 2023 increased by 29% to $160 million, compared to 2022. In local currency terms, revenues increased by 27% due to higher volumes.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AJOVY.”

COPAXONE revenues in our Europe segment in 2023 decreased by 14% to $231 million, compared to 2022. In local currency terms, revenues decreased by 16%, mainly due to price reductions and lower volumes resulting from competing glatiramer acetate products and availability of alternative therapies.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

Respiratory products revenues in our Europe segment in 2023 decreased by 3% to $265 million, compared to 2022. In local currency terms, revenues decreased by 5%, mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of December 31, 2023, our generic products pipeline in Europe included 442 generic approvals relating to 67 compounds in 124 formulations, no EMA approvals received during 2023. In addition, approximately 1,318 marketing authorization applications pending approval in 37 European countries, relating to 99 compounds in 214 formulations. Two applications are pending with the EMA.

For a description of our innovative medicines pipeline, see “Item 1—Business—Research and Development” above.

Europe Gross Profit

Gross profit from our Europe segment in 2023 was $2,726 million, an increase of 1% compared to $2,700 million in 2022.

Gross profit margin for our Europe segment in 2023 decreased to 56.4%, compared to 59.7% in 2022, mainly due to higher cost of goods sold primarily due to inflationary and other macroeconomic pressures, and a negative impact of hedging activities, partially offset by revenues from the sale of certain product rights in 2023.

Europe R&D Expenses

R&D expenses relating to our Europe segment in 2023 were $220 million, an increase of 3% compared to $213 million in 2022.

For a description of our R&D expenses in 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in 2023 were $767 million, an increase of 3% compared to $748 million in 2022. This increase was mainly to support revenue growth as well as due to exchange rate fluctuations.

Europe G&A Expenses

G&A expenses relating to our Europe segment in 2023 were $263 million, an increase of 7% compared to $246 million in 2022. This increase was mainly due to higher litigation fees in 2023 and exchange rate fluctuations.

Europe Profit

Profit of our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in 2023 was $1,478 million, a decrease of 1% compared to $1,496 million in 2022.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the past two years:

	Year ended December 31,
	2023			2022
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,958	100%		$1,903	100%
Gross profit	1,050	53.6%		1,033	54.3%
R&D expenses	83	4.3%		72	3.8%
S&M expenses	420	21.4%		405	21.3%
G&A expenses	118	6.0%		119	6.3%
Other (income) expense	(35)	(1.8%	)	(43)	(2.2%	)

Segment profit*	$464	23.7%		$479	25.2%

*	Segment profit does not include amortization and certain other items.

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

As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada will be reported under our International Markets segment and will no longer be included as part of our North America segment. See note 19 to our consolidated financial statements.

In February 2022, Russia launched an invasion of Ukraine. As of the date of this Annual Report on Form 10-K, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results. We have no manufacturing or R&D facilities in these markets. During the year ended December 31, 2023, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, we entered into hedges to hedge our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of 2023, we were unable to renew certain of our expiring hedging positions due to the liquidity situation in the market for Russian rubles. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

In October 2023, Israel was attacked by a terrorist organization and entered a state of war. For additional information see “—Macroeconomic and Geopolitical Environment” above and note 1 to our consolidated financial statements.

Revenues from our International Markets segment in 2023 were $1,958 million, an increase of $55 million, or 3% compared to 2022. In local currency terms, revenues increased by 16% compared to 2022, mainly due to higher revenues from generic products in most markets, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

In 2023, revenues were negatively impacted by exchange rate fluctuations of $246 million, net of hedging effects, compared to 2022. Revenues in 2023 were affected by an $11 million positive hedging impact, compared to an $11 million negative hedging impact in 2022, which are included in “Other” in the table below. See note 10d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2023-2022
	2023	2022
	(U.S. $ in millions)
Generic products	$1,594	$1,586	1%
AJOVY	44	35	25%
COPAXONE	39	36	9%
Other	281	246	14%

Total	$1,958	$1,903	3%

Generic products revenues (including OTC products) in our International Markets segment in 2023 increased by 1% to $1,594 million, compared to 2022. In local currency terms, revenues increased by 16%, mainly due to higher revenues in most markets, as well as price increases largely as a result of higher costs due to inflationary pressure, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

AJOVY was launched by the end of 2023 in certain countries within our International Markets segment, including in Japan, Australia, Israel, South Korea, Brazil and others. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in 2023 increased by 25% to $44 million, compared to 2022. In local currency terms, revenues increased by 35%.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering— Innovative Medicines—AJOVY.”

COPAXONE revenues in our International Markets segment in 2023 increased by 9% to $39 million, compared to 2022. In local currency terms, revenues increased by 25%.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022 for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia.

For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AUSTEDO.”

International Markets Gross Profit

Gross profit from our International Markets segment in 2023 was $1,050 million, an increase of 2% compared to $1,033 million in 2022.

Gross profit margin for our International Markets segment in 2023 decreased to 53.6%, compared to 54.3% in 2022. This decrease was mainly due to regulatory price reductions and generic competition to off-patented products in Japan, partially offset by price increases largely as a result of higher costs due to inflationary pressure, a favorable mix of products sold and a positive hedging impact.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in 2023 were $83 million, an increase of 16% compared to $72 million in 2022.

For a description of our R&D expenses in 2023, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in 2023 were $420 million, an increase of 4% compared to $405 million in 2022, mainly to support revenue growth.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in 2023 were $118 million, a decrease of 1% compared to $119 million in 2022.

International Markets Other Income

Other income relating to our International Markets segment in 2023 was $35 million, compared to $43 million in 2022. Other income in 2023 was mainly the result of a capital gain from the sale of assets. Other income in 2022 was mainly the result of settlement proceeds.

International Markets Profit

Profit of our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in 2023 was $464 million a decrease of 3% compared to $479 million in 2022. This decrease was mainly due to higher S&M and R&D expenses and lower other income.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our North America, Europe or International Markets segments described above.

Our revenues from other activities in 2023 were $926 million, a decrease of 11% in U.S. dollars, or 12% in local currency terms, compared to 2022.

API sales to third parties in 2023 were $568 million, a decrease of 16% in both U.S. dollars and local currency terms, mainly due to changes in market conditions.

On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale, which divestment is expected to be completed in the first half of 2025. The intention to divest is in alignment with our Pivot to Growth strategy. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all.

Teva Consolidated Results

The data presented with respect to other asset impairments, restructuring and other items, operating income (loss), income taxes, net income (loss) attributable to Teva and earnings (loss) per share for the prior period have been revised to reflect a revision in relation to a contingent consideration and related expenses in the consolidated financial statements. For additional information, see note 1b to our consolidated financial statements.

Revenues

Revenues in 2023 were $15,846 million, an increase of 6%, in U.S. dollars or 7% in local currency terms, compared to 2022. This increase was mainly due to an upfront payment received in connection with the collaboration on our anti-TL1A asset, higher revenues from generic products in our International Markets and Europe segments, from our innovative products AUSTEDO and AJOVY, the sale of certain product rights in our Europe segment, as well as higher revenues from Anda, partially offset by lower revenues from COPAXONE, API sales to third parties, BENDEKA and TREANDA, and generic products in our North America segment. See “—North America Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during 2023, including hedging effects, negatively impacted revenues by $172 million, compared to 2022. See note 10d to our consolidated financial statements.

Gross Profit

Gross profit in 2023 was $7,645 million, an increase of 10% compared to 2022.

Gross profit margin was 48.2% in 2023, compared to 46.7% in 2022.

This increase in gross profit margin was mainly due to an upfront payment received in connection with the collaboration on our anti-TL1A asset and higher revenues from AUSTEDO in our North America segment, as well as the sale of certain product rights in our Europe segment, partially offset by higher cost of goods sold, mainly driven by higher costs due to inflationary and other macroeconomic pressures, and lower revenues from COPAXONE.

Research and Development (R&D) Expenses, net

Our R&D activities for innovative medicines and biosimilar products in each of our segments include costs of discovery research, preclinical work, drug formulation, early- and late-clinical development and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to phase 3; (iii) late-stage projects in phase 3 programs, including where a new drug application is currently pending approval; (iv) post-approval studies for marketed products; and (v) indirect expenses, such as costs of internal administration, infrastructure and personnel.

Our R&D activities for generic products in each of our segments include both (i) direct expenses relating to product formulation, analytical method development, stability testing, management of bioequivalence and other clinical studies and regulatory filings; and (ii) indirect expenses, such as costs of internal administration, infrastructure and personnel.

Our R&D expenses, net in 2023 were $953 million, an increase of 14% compared to $838 million in 2022, as we continue to execute on our Pivot to Growth strategy.

Our higher R&D expenses, net in 2023 compared to 2022, were mainly due to an increase related to our late-stage innovative pipeline in neuroscience (mainly neuropsychiatry), in immunology and in immuno-oncology, partially offset by a decline in various generics projects, as well as lower R&D expenses related to our biosimilar products pipeline. Additionally, in 2022 our R&D expenses were lower due to an adjustment in payments pursuant to a contract with one of our R&D partners.

Our R&D expenses, net in 2023 were also impacted by reimbursements from our strategic partnerships entered into in 2023. See note 2 to our consolidated financial statements.

R&D expenses as a percentage of revenues were 6.0% in 2023, compared to 5.6% in 2022.

Selling and Marketing (S&M) Expenses

S&M expenses in 2023 were $2,336 million, an increase of 3% compared to 2022. Our S&M expenses were primarily the result of the factors discussed above under “—North America Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”

S&M expenses as a percentage of revenues were 14.7% in 2023, compared to 15.2% in 2022.

General and Administrative (G&A) Expenses

G&A expenses in 2023 were $1,162 million, a decrease of 2% compared to 2022.

Our G&A expenses were primarily the result of the factors discussed above under “—North America Segment—G&A Expenses” and “—Europe Segment— G&A Expenses.”

G&A expenses as a percentage of revenues were 7.3% in 2023, compared to 7.9% in 2022.

Identifiable Intangible Asset Impairments

We recorded expenses of $350 million for identifiable intangible asset impairments in 2023, compared to expenses of $355 million in 2022. See note 6 to our consolidated financial statements.

Goodwill Impairment

We recorded goodwill impairment charges of $700 million in the year ended December 31, 2023 related to our International Markets reporting unit. We recorded goodwill impairment charges of $2,045 million in the year ended December 31, 2022, of which $979 million is related to our International Markets reporting unit and $1,066 million is related to Teva’s API reporting unit. See note 7 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $718 million for other asset impairments, restructuring and other items in 2023, compared to expenses of $512 million in 2022. See note 15 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

In 2023, we recorded expenses of $1,043 million in legal settlements and loss contingencies, compared to expenses of $2,082 million in 2022. See note 11 to our consolidated financial statements.

Other Income

Other income in 2023 was $49 million, compared to $107 million in 2022. See note 16 to our consolidated financial statements.

Operating Income (Loss)

Operating income was $433 million in 2023, compared to operating loss of $2,197 million in 2022.

Operating income as a percentage of revenues was 2.7% in 2023, compared to operating loss as a percentage of revenues of 14.7% in 2022. This increase was mainly due to higher goodwill impairment charges and legal settlements and loss contingencies in 2022.

Financial Expenses, Net

Financial expenses, net were $1,057 million in 2023, compared to $966 million in 2022. Financial expenses in 2023 were mainly comprised of net-interest expenses of $961 million. Financial expenses in 2022 were mainly comprised of net-interest expenses of $921 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to Teva’s consolidated operating income (loss) and to consolidated income (loss) before income taxes for the past two years:

	Year ended December 31,
	2023	2022
	(U.S. $ in millions)
North America profit	$2,396	$1,993
Europe profit	1,478	1,496
International Markets profit	464	479

Total reportable segments profit	4,338	3,968
Profit of other activities	24	172

Total segments profit	4,361	4,139
Amounts not allocated to segments:
Amortization	616	732
Other asset impairments, restructuring and other items (1)	718	512
Goodwill impairment	700	2,045
Intangible assets impairments	350	355
Legal settlements and loss contingencies	1,043	2,082
Other unallocated amounts	502	610

Consolidated operating income (loss) (1)	433	(2,197)

Financial expenses, net	1,057	966

Consolidated income (loss) before income taxes (1)	$(624)	$(3,163)

(1)

The data presented for 2022 have been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information see note 1b to our consolidated financial statements.

Income Taxes

In 2023, we recognized a tax benefit of $7 million, or 1%, on a pre-tax loss of $624 million.

In 2022, we recognized a tax benefit of $643 million, or 20%, on a pre-tax loss of $3,163 million. See note 13 to our consolidated financial statements.

Share In (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net was $2 million in 2023, compared to $21 million in 2022. Share in profits of associated companies, net in 2022 was mainly related to the difference between the book value of our investment in Novetide and its fair value as of the date we completed its acquisition in January 2022.

Net Income (Loss) Attributable to Teva

Net loss was $559 million in 2023, compared to a net loss of $2,446 million in 2022. This increase was mainly due to higher goodwill impairment charges and legal settlements and loss contingencies in 2022, partially offset by higher tax benefits in 2022.

Diluted Shares Outstanding and Earnings (Loss) Per Share

The weighted average diluted shares outstanding used for the fully diluted share calculation for 2023 and 2022 was 1,119 million and 1,110 million shares, respectively.

In computing diluted loss per share for the year ended December 31, 2023 and 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested restricted share units (“RSUs”) and performance share units (“PSUs”) granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.

Diluted loss per share was $0.50 for the year ended December 31, 2023, compared to diluted loss per share of $2.20 for the year ended December 31, 2022.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs and the conversion of our convertible senior debentures, in each case, at period end.

As of December 31, 2023 and 2022, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,157 million and 1,143 million, respectively.

Impact of Currency Fluctuations on Results of Operations

In 2023, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Canadian dollar, Russian ruble, Japanese yen, Swiss franc, Israeli shekel and Polish zloty) impact our results.

During 2023, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis): the Argentinian peso by 52%, the Turkish lira by 29%, the Russian ruble by 20%, the Ukraine hryvna by 13%, the Israeli shekel by 9% and the Japanese yen by 7%. The following main currencies relevant to our operations increased in value against the U.S. dollar: the Mexican peso by 13%, the Swiss franc by 6%, the Polish zloty by 6%, the Hungarian forint by 5%, the Chilean peso by 4% and the euro by 3%.

As a result, exchange rate movements during 2023, including hedging effects, negatively impacted overall revenues by $172 million and operating income by $111 million in comparison with 2022.

In 2023, a negative hedging impact of $2 million was recognized under revenues, and a negative impact of $1 million was recognized under cost of sales. In 2022, a positive impact of $11 million was recognized under revenues and a negative impact of $7 million was recognized under cost of sales.

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

Liquidity and Capital Resources

Total balance sheet assets were $43,479 million as of December 31, 2023, compared to $44,011 million as of December 31, 2022.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $1,374 million as of December 31, 2023, compared to negative $119 million as of December 31, 2022. This decrease was mainly a result of an increase in accounts payables resulting primarily from more favorable vendor payment terms that went into effect in 2023 and higher inventory purchases, an increase in provisions for legal settlements and loss contingencies, as well as an increase in accrued expenses, partially offset by an increase in inventory levels.

Cash investment in property, plant and equipment and intangible assets in 2023 was $526 million, compared to $548 million in 2022. Depreciation was $537 million in 2023, compared to $576 million in 2022.

Cash and cash equivalents as of December 31, 2023 were $3,226 million compared to $2,801 million as of December 31, 2022.

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

2023 Debt Balance and Movements

As of December 31, 2023, our debt was $19,833 million, compared to $21,212 million as of December 31, 2022. This decrease was mainly due to $1,646 million senior notes repaid at maturity, partially offset by $302 million of exchange rate fluctuations. Additionally, during the first quarter of 2023, we repurchased $2,506 million aggregate principal amount of notes upon consummation of a cash tender offer and issued $2,445 million of sustainability-linked senior notes, net of issuance costs. For further information, see note 9 to our consolidated financial statements.

In March 2023, we repaid $646 million of our 1.25% senior notes at maturity.

In July 2023, we repaid $1,000 million of our 2.8% senior notes at maturity.

In July 2023, a total amount of $700 million was withdrawn under the RCF, of which $200 million was repaid in September 2023 and the remaining amount of $500 million was repaid in the fourth quarter of 2023. As of December 31, 2023 and as of the date of this Annual Report on Form 10-K, no amounts were outstanding under the RCF.

Our debt as of December 31, 2023 was effectively denominated in the following currencies: 60% in U.S. dollars, 38% in euros and 2% in Swiss francs.

The portion of total debt classified as short-term as of December 31, 2023 was 8%, compared to 10% as of December 31, 2022.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 71% as of December 31, 2023 and December 31, 2022.

Our average debt maturity was approximately 6.0 years as of December 31, 2023, compared to 5.8 years as of December 31, 2022.

For further information, see note 9 to our consolidated financial statements.

2022 Debt Balance and Movements

In April 2022, Teva repaid $296 million of its 3.25% senior notes at maturity.

In July 2022, Teva repaid $365 million of its 0.50% senior notes at maturity.

In December 2022, Teva repaid $713 million of its 2.95% senior notes at maturity.

Total Equity

Total equity was $8,126 million as of December 31, 2023, compared to $8,598 million as of December 31, 2022. This decrease was mainly due to a net loss of $615 million and a dividend declaration to non-controlling interests in Teva’s joint venture in Japan of $67 million, which is expected to be paid in the first quarter of 2024, partially offset by a positive impact of $80 million from exchange rate fluctuations. The data presented for the prior period have been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information see note 1b to our consolidated financial statements.

Exchange rate fluctuations affected our balance sheet, as approximately 81% of our net assets (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2022, changes in currency rates had a positive impact of $80 million on our equity as of December 31, 2023. The following main currencies decreased in value against the U.S. dollar: Russian ruble by 21%, Japanese yen by 8% and Chilean peso by 4%. The following main currencies increased in value against the U.S. dollar: Mexican peso by 13%, Polish zloty by 10%, Swiss franc by 9%, British pound by 5%, euro by 3%, Bulgarian lev by 3% and the Peruvian nuevo sol by 3%. All comparisons are on a year-end to year-end basis.

Cash Flow

We continually seek to improve the efficiency of our working capital management. Periodically, as part of our cash and commercial relationship management activities, we make decisions in our commercial and supply chain activities which may drive an acceleration of receivable payments from customers, or deceleration of payments to vendors. This has the effect of increasing or decreasing cash from operations during any given period. Increased cash from operations has the effect of reducing our leverage ratio, which is measured net of cash and cash equivalents, as of the end of such period. In connection with strategic continual improvement, we obtained more favorable payment terms from many of our vendors which are expected to continue in future periods. In addition, in periods in which receivable payments from customers are delayed, we have and expect we may in the future extend the time to pay certain vendors, in order to balance our liquidity position. Such decisions may have a material impact on our annual operating cash flow measurement, as well as on our quarterly results.

Cash flow generated from operating activities in 2023 was $1,368 million, compared to $1,590 million in 2022. The decrease in 2023 resulted mainly from the sale of accounts receivables under our U.S. securitization facility during 2022 and higher payments of legal settlements in connection with the opioids litigation in 2023, partially offset by changes in working capital items, including positive impacts of accounts payables and accounts receivables in 2023, as well as higher tax payments in 2022.

During 2023, we generated free cash flow of $2,387 million, which we define as comprising $1,368 million in cash flow generated from operating activities, $1,477 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $68 million proceeds from sale of businesses and long-lived assets, partially offset by $526 million in cash used for capital investments. During 2022, we generated free cash flow of $2,243 million, which we define as comprising $1,590 million in cash flow generated from operating activities, $1,140 million in beneficial interest collected in exchange for securitized accounts receivables and $68 million proceeds from sale of businesses and long-lived assets, partially offset by $548 million in cash used for capital investments and $7 million in cash used for acquisition of businesses, net of cash acquired. The increase in 2023 resulted mainly from higher beneficial interest collected in exchange for securitized accounts receivables under our EU securitization, partially offset by lower cash flow generated from operating activities. For further information on our securitization facilities see note 10f to our consolidated financial statements.

Dividends

We have not paid dividends on our ordinary shares or ADSs since December 2017.

Commitments

In addition to financing obligations under short-term debt and long-term senior notes and loans, debentures and convertible debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements, collaboration agreements and participation in joint ventures associated with R&D activities. For further information on our agreements with Biolojic Design, Sanofi, Modag, Alvotech, Takeda and MedinCell, see note 2 to our consolidated financial statements.

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

Aggregated Contractual Obligations

The following table summarizes our material contractual obligations and commitments as of December 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(U.S. $ in millions)
Long-term debt obligations, including estimated interest*	$25,847	$2,534	$6,814	$6,180	$10,319
Purchase obligations (including purchase orders)	1,523	1,189	207	108	19

Total	$27,370	$3,723	$7,021	$6,288	$10,338

*	Long-term debt obligations mainly include senior notes, sustainability-linked senior notes and convertible senior debentures, as disclosed in note 9 to our consolidated financial statements.

The total gross amount of unrecognized tax benefits for uncertain tax positions was $651 million at December 31, 2023. Payment of these obligations would result from settlements with tax authorities. Due to the difficulty in determining the timing and magnitude of settlements, these obligations are not included in the table above. Correspondingly, it is difficult to ascertain whether we will pay any significant amount related to these obligations within the next year.

We have committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. As of December 31, 2023, if all development milestones and targets, for compounds in phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $20 million. Additional contingent payments are owed upon achievement of product approval or launch milestones.

We have committed to pay royalties to owners of know-how, partners in alliances and pursuant to certain other arrangements and to parties that financed research and development, at a wide range of rates as a percentage of sales or of the gross margin of certain products, as defined in the underlying agreements.

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

The following table presents our non-GAAP net income and non-GAAP EPS for the years ended December 31, 2023 and 2022, as well as reconciliations of each measure to their nearest GAAP equivalents:

		Year ended December 31,
($ in millions except per share amounts)		2023	2022
Net income (loss) attributable to Teva(5)	($)	(559)	(2,446)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets		616	732
Legal settlements and loss contingencies		1,043	2,082
Goodwill impairment		700	2,045
Impairment of long-lived assets		378	402
Restructuring costs		111	146
Costs related to regulatory actions taken in facilities		4	7
Equity compensation		121	124
Contingent consideration(5)		548	261
Gain on sale of business		(3)	(47)
Accelerated depreciation		80	117
Financial expenses		66	61
Share in profits (losses) of associated companies – net		—	(22)
Items attributable to non-controlling interests		(92)	(96)
Other non-GAAP items(1)		330	465
Corresponding tax effects and unusual tax items(5)		(446)	(1,021	)(4)
Non-GAAP net income attributable to Teva	($)	2,898	2,812
Non-GAAP tax rate(2)		13.0%	11.7%
GAAP diluted earnings (loss) per share attributable to Teva	($)	(0.50)	(2.20)
EPS difference(3)		3.06	4.73
Non-GAAP diluted EPS attributable to Teva(3)	($)	2.56	2.52
Non-GAAP average number of shares (in millions)(3)		1,131	1,115

(1)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, certain inventory write-offs, material litigation fees and other unusual events.

(2)

Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above.

(3)	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.
(4)	Includes a portion of the realization of a loss related to an investment in one of our U.S. subsidiaries as well as corresponding tax effects on non-GAAP items.
(5)

The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements. For additional information see note 1b to our consolidated financial statements.

Trend Information

The following factors are expected to have a significant effect on our 2024 results:

•	continued success of our innovative medicines AUSTEDO, AJOVY and UZEDY;

•	continued execution on the key pillars of our Pivot to Growth strategy;

•	expanding our existing innovative medicines and biosimilar pipeline, including by pursuing business development and other partnership opportunities;

•	ability to successfully execute key generic launches in a timely manner;

•	ability to successfully develop and launch new biosimilar products;

•	continued decline in sales of COPAXONE and other innovative medicines due to loss of exclusivity, generic competition and/or availability of alternative therapies;

•

continued competition for our generic products where multiple similar generic products have been launched, resulting in pricing pressure in the generics markets. We do, however, also see certain generic opportunities to grow our business, including our portfolio of new drug applications and our portfolio of approved complex products;

•	our disciplined cash management and debt repayment schedule;

•	our non-investment grade credit rating may increase the cost of any new borrowing;

•

ongoing impact of macroeconomic headwinds and geopolitical tensions, including global supply chain disruptions, increases in prices of raw materials, labor and transportation as well as exchange rate fluctuations. For further details, see “—Macroeconomic and Geopolitical Environment” above;

•	ongoing evaluation to further network consolidation activities to achieve additional operational efficiencies, including potential divestitures, which may affect our business and operations; and

•	continued efforts towards achieving our long-term financial goals.

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

Contingencies

From time to time, Teva and/or its subsidiaries are subject to claims for damages and/or equitable relief arising in the ordinary course of business. In addition, in large part as a result of the nature of its business, Teva is frequently subject to litigation, governmental investigations and other legal proceedings. Except for income tax contingencies or contingent consideration acquired in a business combination, Teva records a provision in its consolidated financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is reasonably estimable. When accruing these costs, Teva will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, Teva accrues for the minimum amount within the range. Teva records anticipated recoveries under existing insurance contracts at the gross amount that is expected to be collected when they are considered probable to occur.

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

See note 7 and note 19 to our consolidated financial statements for further details on the goodwill impairments recognized in 2023 and 2022, and Teva’s operating and reporting segments.

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

We generally prefer to borrow in U.S. dollars or euros; however, from time to time we borrow funds in other currencies, such as the Swiss franc, in order to benefit from same currency revenues in relation to same currency costs and same currency assets in relation to same currency liabilities.

Cash Flow Exposure

Our total revenues were $15,846 million in 2023. Of these revenues, approximately 47% were denominated in currencies other than the U.S. dollar, of which 21% in euros and the rest in other currencies, none of which accounted for more than 3% of total revenues in 2023. In most currencies, we record corresponding expenses.

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

As of December 31, 2023, we hedged part of our expected operating results for 2024 in currencies other than the U.S. dollar, primarily the euro, British pound, Canadian dollar, Swiss franc, Swedish krona, Polish zloty, Japanese yen, Chilean peso, Indian rupee and Israeli shekel.

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

The table below presents exposures exceeding $50 million in absolute values:

Net exposure as of December 31, 2023
Liability/Asset	(U.S. $ in millions)
CHF/EUR	406
GBP/EUR	324
USD/EUR	279
BGN/EUR	247
USD/JPY	220
PLN/EUR	199
GBP/USD	167
EUR/RUB	140
INR/USD	101
USD/PLN	65
USD/MXN	58

Outstanding Foreign Exchange Hedging Transactions

As of December 31, 2023, we had outstanding derivatives, primarily forwards and currency option contracts, with a corresponding notional amount of approximately $2.5 billion and $0.2 billion, respectively. As of December 31, 2022, we had outstanding derivatives, primarily forwards and currency option contracts, with a corresponding notional amount of approximately $1.9 billion and $0.3 billion, respectively.

The table below presents the net notional and fair values of the financial derivatives entered into as of December 31, 2023 in order to reduce currency exposure arising from our cash flow and balance sheet exposures. The table below presents only currency paired with hedged net notional values exceeding $50 million.

Currency (sold)	Cross Currency (bought)	Net Notional Value		Fair Value		2023 Weighted Average Cross Currency Prices or Strike Prices
		2023	2022	2023	2022
	(U.S. $ in millions)
Forward:
EUR	CHF	409	354	10	(3)	0.95
EUR	USD	367	252	(5)	(8)	0.92
EUR	GBP	293	246	1	(17)	0.87
JPY	USD	239	179	(6)	(4)	145.00
EUR	PLN	187	151	2	(1)	4.40
USD	INR	162	122	1	(8)	83.80
USD	ILS	144	79	5	2	3.73
GBP	USD	105	58	4	(18)	1.23
USD	PLN	97	58	(1)	1	4.03
CAD	USD	61	52	(1)	(5)	1.38
CHF	USD	56	50	(2)	(2)	1
MXN	USD	56	*	(2)	—	18
Options:
EUR	USD	*	132	—	(3)	—
GBP	USD	*	86	—	(2)	1.23
USD	ILS	*	68	1	(2)	3.66
CAD	USD	*	*	—	—	1.38
CHF	USD	*	*	—	(1)	1

*	Represents net notional value of less than $50 million.

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

We raise capital through various debt instruments including senior notes, sustainability-linked senior notes, and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, as described below, we have swapped from a fixed to a variable interest rate (“fair value hedge”), from a variable to a fixed interest rate and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of December 31, 2023, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

In certain cases, we may hedge, in whole or in part, against exposure arising from a specific transaction, such as debt issuances related to an acquisition or debt refinancing, by entering into forward and interest rate swap contracts and/or by using options.

The table below presents the aggregate outstanding debt by currencies and maturities as of December 31, 2023:

Currency	Total Amount	Interest Rate Ranges		2024	2025	2026	2027	2028	2029 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	11,880	3.15%	8.13%	957	427	3,375	1,000	1,250	4,891
Euro	7,592	1.13%	7.88%	691	1,001	—	1,986	824	3,090
CHF	416	1.00%	1.00%	—	416	—	—	—	—
USD convertible debentures*	23	0.25%	0.25%	—	—	—	—	—	—

Variable Rate:
Others	1	1.00%	2.00%	—	—	—	—	—	—

Total:	19,912			$1,648	$1,843	$3,375	$2,986	$2,074	$7,961

Less debt issuance costs	(80)

Total:	$19,833

*	Classified under short-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the

Board of Directors and Shareholders of Teva Pharmaceutical Industries Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teva Pharmaceutical Industries Limited and its subsidiaries

(the “Company”) as of December 31, 2023 and 2022,

and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended

December 31, 2023 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated

financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022
,
and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective control over the contingent consideration liability and related expenses in connection with estimated future royalty payments.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Report of Teva Management on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Impairment Assessment—North America, Europe, International Markets and Teva API reporting units
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the North America, Europe, International Markets and Teva API reporting units were $ 6,459 million, $8,466 million, $675 million and $1,313 million, respectively, as of December 31, 2023. As disclosed by management, goodwill is assigned to reporting units and tested for impairment at least annually, in the second quarter of the fiscal year, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the second quarter of 2023, management conducted a quantitative analysis of all reporting units as part of its annual goodwill impairment test with the assistance of an independent valuation expert. In the second quarter of 2023, management recorded a goodwill impairment charge of $700 million related to its International Markets reporting unit, mainly due to an increase in the discount rate due to higher risk associated with country-specific characteristics of several countries. Management noted the following main triggering events during the fourth quarter for its International Markets reporting unit and its Teva API reporting unit: (i) fluctuations in exchange rates between certain currencies in which Teva operates in its International Markets reporting unit, and the U.S. dollar, are expected to significantly lower projected operating results; and (ii) updated assumptions supporting the cash flow projections of Teva’s API reporting unit, including certain revenue growth assumptions, and the associated operating profit margins, mainly resulting from changes in market conditions.
As a result, management performed a quantitative assessment in the fourth quarter of 2023, which resulted in no recognition of a goodwill impairment.
Management determines the fair value of its reporting units using the income approach. Within the income approach, the method used is the discounted cash flow method. Management begins with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. As disclosed by management, key estimates include the revenue growth rates taking into consideration industry and market conditions, terminal growth rate and the discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the North America, Europe, International Markets and Teva API reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, discount rate and terminal growth rate; and (iii) the audit effort involved using professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the North America, Europe, International Markets and Teva API reporting units. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, discount rate and terminal growth rate. Evaluating management’s assumptions related to the revenue growth rates and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow model and the discount rate assumption.
Sales Reserves and Allowances (“SR&A”)—Rebates, Chargebacks and Medicaid in the United States
As described in Notes 1 and 3 to the consolidated financial statements, revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer. The amount of consideration to which the Company expects to be entitled varies as a result of rebates, chargebacks and other SR&A that the Company offers to its customers and their customers, as well as the occurrence or nonoccurrence of future events, including milestone events. A minimum amount of variable consideration is recorded by the Company concurrently with the satisfaction of performance obligations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of December 31, 2023, consolidated SR&A for rebates, chargebacks and Medicaid were $3,002 million. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers. Provisions for estimating chargebacks are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for rebates are estimated based on the specific terms in each agreement based on historical trends and expected sales. Provisions for Medicaid are based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.

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
/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited
Tel Aviv, Israel
February
12
, 2024
We have served as the Company’s auditor since at least 1976. We have not been able to determine the specific year we began serving as the auditor of the Company.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$3,226	$2,801
Accounts receivables, net of allowance for credit losses of $95 million and $91 million as of December 31, 2023 and December 31, 2022, respectively	3,408	3,696
Inventories	4,021	3,833
Prepaid expenses	1,255	1,162
Other current assets	504	549
Assets held for sale	70	10

Total current assets	12,485	12,051
Deferred income taxes	1,812	1,458
Other non-current assets	470	441
Property, plant and equipment, net	5,750	5,739
Operating lease right-of-use assets	397	419
Identifiable intangible assets, net	5,387	6,270
Goodwill	17,177	17,633

Total assets	$43,479	$44,011

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,672	$2,109
Sales reserves and allowances	3,535	3,750
Accounts payables	2,602	1,887
Employee-related obligations	611	566
Accrued expenses	2,771	2,151
Other current liabilities	1,056	1,005

Total current liabilities	12,247	11,469
Long-term liabilities:
Deferred income taxes	606	548
Other taxes and long-term liabilities	4,019	3,945
Senior notes and loans	18,161	19,103
Operating lease liabilities	320	349

Total long-term liabilities	23,106	23,944

Commitments and contingencies , see note 12
Total liabilities	35,353	35,413

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; December 31, 2023 and December 31, 2022: authorized 2,495 million shares; issued 1,227 million shares and 1,217 million shares, respectively	57	57
Additional paid-in capital	27,807	27,688
Accumulated deficit	(13,534)	(12,975)
Accumulated other comprehensive loss	(2,697)	(2,838)
Treasury shares as of December 31, 2023 and December 31, 2022: 106 million ordinary shares	(4,128)	(4,128)

	7,506	7,804

Non-controlling interests	620	794

Total equity	8,126	8,598

Total liabilities and equity	$43,479	$44,011

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Net revenues	$15,846	$14,925	$15,878
Cost of sales	8,200	7,952	8,284

Gross profit	7,645	6,973	7,594
Research and development expenses, net	953	838	967
Selling and marketing expenses	2,336	2,265	2,429
General and administrative expenses	1,162	1,180	1,099
Intangible assets impairments	350	355	424
Goodwill impairment	700	2,045	—
Other asset impairments, restructuring and other items	718	512	341
Legal settlements and loss contingencies	1,043	2,082	717
Other income	(49)	(107)	(98)

Operating (loss) income	433	(2,197)	1,716
Financial expenses – net	1,057	966	1,058

Income (loss) before income taxes	(624)	(3,163)	658
Income taxes (benefit)	(7)	(643)	211
Share in (profits) losses of associated companies – net	(2)	(21)	(9)

Net income (loss)	(615)	(2,499)	456
Net income (loss) attributable to non-controlling interests	(56)	(53)	39

Net income (loss) attributable to Teva	(559)	(2,446)	417

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.50)	$(2.20)	$0.38

Diluted	$(0.50)	$(2.20)	$0.38

Weighted average number of shares (in millions):
Basic	1,119	1,110	1,102

Diluted	1,119	1,110	1,107

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$(615)	$(2,499)	$456
Other comprehensive income (loss), net of tax:
Currency translation adjustment	80	(356)	(462)
Unrealized gain (loss) on derivative financial instruments, net	29	29	39
Unrealized gain (loss) on defined benefit plans, net	(18)	57	32

Total other comprehensive income (loss)	91	(270)	(391)

Total comprehensive income (loss)	(524)	(2,769)	65
Comprehensive income (loss) attributable to non-controlling interests	(106)	(169)	(68)

Comprehensive income (loss) attributable to Teva	$(418)	$(2,600)	$133

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva share- holders’ equity	Non-controlling interests	Total equity

		(U.S. dollars in millions)
Balance at January 1, 2021	1,202	57	27,443	(10,946)	(2,399)	(4,128)	10,026	1,035	11,061
Changes during 2021:
Net income (loss)				417			417	39	456
Other comprehensive income (loss)					(283)		(283)	(107)	(391)
Issuance of shares	7	*	*				*		*
Stock-based compensation expense			119				119		119
Transactions with non-controlling interests								(2)	(2)

Balance at December 31, 2021	1,209	57	27,561	(10,529)	(2,683)	(4,128)	10,278	966	11,244
Changes during 2022:
Net income (loss)				(2,446)			(2,446)	(53)	(2,499)
Other comprehensive income (loss)					(154)		(154)	(116)	(270)
Issuance of Shares	8	*	1				1		1
Stock-based compensation expense			124				124		124
Transactions with non-controlling interests								(2)	(2)

Balance at December 31, 2022	1,217	57	27,688	(12,975)	(2,838)	(4,128)	7,804	794	8,598
Changes during 2023:
Net income (loss)				(559)			(559)	(56)	(615)
Other comprehensive income (loss)					141		141	(50)	91
Issuance of Shares	10	*	*				*		*
Stock-based compensation expense			121				121		121
Dividend to non-controlling interests **								(68)	(68)

Balance at December 31, 2023	1,227	$57	$27,807	$(13,534)	$(2,697)	$(4,128)	$7,506	$620	$8,126

*	Represents an amount less than $0.5 million.
**	Mainly in connection with a declaration of dividends to non-controlling interests in Teva’s joint venture in Japan.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$(615)	$(2,499)	$456
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment of goodwill, long-lived assets and assets held for sale	1,078	2,447	584
Depreciation and amortization	1,153	1,308	1,330
Net change in operating assets and liabilities	(72)	1,355	(1,701)
Deferred income taxes — net and uncertain tax positions	(317)	(1,064)	(120)
Stock-based compensation	121	124	119
Research and development in process	—	—	10
Net loss (gain) from investments and from sale of business and long-lived assets	(41)	10	104
Other items	61	(91)	16

Net cash provided by (used in) operating activities	1,368	1,590	798

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	1,477	1,140	1,648
Purchases of property, plant and equipment and intangible assets	(526)	(548)	(562)
Proceeds from sale of business and long-lived assets	68	68	311
Purchases of investments and other assets	(46)	(1)	(47)
Proceeds from sale of investments	—	4	172
Acquisitions of businesses, net of cash acquired	—	(7)	—
Other investing activities	(5)	—	1

Net cash provided by (used in) investing activities	968	656	1,523

Financing activities:
Repayment of senior notes and loans and other long term liabilities	(4,152)	(1,369)	(6,649)
Proceeds from senior notes, net of issuance costs	2,451	—	4,974
Proceeds from short term debt	700	—	700
Repayment of short term debt	(700)	—	(700)
Redemption of convertible debentures	—	—	(491)
Other financing activities	(212)	(118)	(6)

Net cash provided by (used in) financing activities	(1,913)	(1,487)	(2,172)

Translation adjustment on cash and cash equivalents	(30)	(123)	(128)

Net change in cash, cash equivalents and restricted cash	393	636	21
Balance of cash, cash equivalents and restricted cash at beginning of year	2,834	2,198	2,177

Balance of cash, cash equivalents and restricted cash at end of year	$3,227	$2,834	$2,198

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	3,226	2,801	2,165
Restricted cash included in other current assets	1	33	33

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	3,227	2,834	2,198

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(U.S. dollars in millions)
Supplemental cash flow information:

	Year ended December 31,
	2023	2022	2021
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,446	$1,189	$1,635
Dividend declared to non-controlling interests	67	$—	$—
Cash paid during the year for:
Interest	$1,078	$948	$913
Income taxes, net of refunds	$298	$543	$495
Net change in operating assets and liabilities:

	Year ended December 31,
	2023	2022	2021
Other current assets	$(1,525)	$(828)	$(2,271)
Trade payables, accrued expenses, employee-related obligations and other liabilities	1,588	2,012	764
Trade receivables net of sales reserves and allowances	12	334	(574)
Inventories	(147)	(163)	380

	$(72)	$1,355	$(1,701)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
NOTE 1 — Significant accounting policies:
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
In preparing the Company’s consolidated financial statements, management also considered the economic implications of inflation expectations on its critical and significant accounting estimates. Government actions taken to address macroeconomic developments, as well as their economic impact on Teva’s third-party manufacturers and suppliers, customers and markets, could also impact such estimates and may change in future periods. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to: determining the valuation and recoverability of IPR&D assets, marketed product rights, contingent consideration and goodwill, assessing sales reserves and allowances in the United States, uncertain tax positions, valuation allowances and contingencies. These estimates could be impacted by higher costs and the ability to pass on such higher costs to customers, which is highly uncertain.
In February 2022, Russia launched an invasion of Ukraine. As of the date of these consolidated financial statements, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. As part of the Company’s annual goodwill analysis performed in the second quarter of 2023, it identified an increase in the discount rate, which led to a goodwill impairment charge in its International Markets reporting unit. This increase was due to an increase in certain components of the discount rate that were partially attributed to higher risk associated with country-specific characteristics of several countries, such as Russia, that might be a consequence of the conflict. Other than its impact on the goodwill impairment charge described above, during the year ended December 31, 2023, the impact of the Russia-Ukraine conflict on Teva’s results of operations and financial condition was immaterial. See also note 7.
In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. Israel is included in Teva’s International Markets segment results. Teva’s global headquarters and several manufacturing and R&D facilities are located in Israel. Currently, such activities in Israel remain largely unaffected. Teva continues to maintain contingency plans with backup production locations for key products. During the year ended December 31, 2023, the impact of this war on Teva’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.

9
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

b.	Revision of Previously Reported Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements as of and for the year ended December 31, 2023, the Company identified errors in a single contingent consideration liability and related expenses in connection with estimated future royalty payments, along with corresponding deferred tax adjustments, that aggregated into an understatement of the contingent consideration liability of approximately
$132
million, of which
$98
million related to 2022 and
$
34

million related to 2023. These errors resulted from the exclusion of royalty payments that should have been included in the fair value re-measurement
calculation of the contingent consideration liability as of and for the year ended December 31, 2022, and the quarterly and year-to-date
periods ended June 30, September 30 and December 31, 2022, and March 31, June 30 and September 30, 2023. These errors did not impact the Company’s actual royalty payments, as well as total cash flows from operating activities, financing activities and investing activities in the periods stated above.
The Company evaluated the errors, individually and in the aggregate, considering both qualitative and quantitative factors, and concluded that these errors did not have a material impact on any of the prior periods stated above. However, the aggregate amount of the prior period errors in 2022, would have been material to the consolidated financial statements for fiscal year 2023. Therefore, the Company has revised the prior periods impacted for these errors. The impact of the revision on the Company’s unaudited quarterly financial data for 2023 and 2022 is presented in note 22.

9
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The tables below present the impact of the revision on the line items within the Company’s consolidated financial statements as of and for the year ended December 31, 2022:

Consolidated Statements of Income (loss)	Year ended December 31, 2022			Consolidated Balance Sheets	December 31, 2022
	As previously reported	Adjustment	As revised		As previously reported	Adjustment	As revised
	U.S $ in millions (except per share amounts)				U.S $ in millions (except per share amounts)
Other asset impairments, restructuring and other items	$414	98	512	Deferred income taxes	$1,453	5	1,458
Operating income (loss)	(2,099)	(98)	(2,197)	Total assets	44,006	5	44,011
Income (loss) before income taxes	(3,065)	(98)	(3,163)	Other taxes and long-term liabilities	3,847	98	3,945
Income taxes (benefit)	(638)	(5)	(643)	Total long-term liabilities	23,846	98	23,944
Net income (loss)	(2,406)	(93)	(2,499)	Total liabilities	35,315	98	35,413
Net income (loss) attributable to Teva	(2,353)	(93)	(2,446)	Teva shareholders’ equity:
Earnings (loss) per share attributable to ordinary shareholders:				Accumulated deficit	(12,882)	(93)	(12,975)
Basic	$(2.12)	(0.08)	(2.20)	Total equity	8,691	(93)	8,598
Diluted	$(2.12)	(0.08)	(2.20)	Total liabilities and equity	$44,006	5	44,011

c.	New accounting pronouncements
Recently adopted accounting pronouncements
In September 2022, the FASB issued ASU
2022-04
“Liabilities — Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations (Subtopic
405-50)”.
This guidance is intended to address requests from stakeholders for information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity and cash flows. The guidance is effective for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll-forward information requirement, which is effective for the fiscal years beginning after December 15, 2023. For further information, see note 10g.
In October 2021, the FASB issued ASU
2021-08
“Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The Company adopted the new accounting standard effective January 1, 2023 and the guidance was applied prospectively to all business combinations with an acquisition date occurring on or after January 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements, not yet adopted
In December 2023, the FASB issued ASU
2023-09
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU
2023-09
address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

in foreign jurisdictions. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.
In November 2023, the FASB issued ASU
2023-07
“Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.
In October 2023, the FASB issued ASU
2023-06
“Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification topics, allow investors to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from
Regulation S-X
or
Regulation S-K
becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. The Company does not expect ASU
2023-06
will have a material impact to its consolidated financial statements.

d.	Acquisitions:
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
re-measured
at each reporting period, with any adjustments in fair value recognized in earnings under other asset impairments, restructuring and other items.

e.	Collaborative arrangements:
Collaborative arrangements are contractual arrangements in which the parties are active participants to the arrangement and are exposed to the significant risks and rewards that are dependent on the ultimate commercial success of the endeavor.

1
01

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The Company recognizes revenue generated and costs incurred on sales to third parties as it relates to collaborative agreements as gross or net. If the Company is the principal participant in a transaction, revenues and costs are recorded on a gross basis; otherwise, revenues and costs are recorded on a net basis.
Cost reimbursements to the collaborative partner or payments received from the collaborative partner to share these costs pursuant to the terms of the collaborative arrangements are recorded as research and development expenses.

f.	Equity investments:
The Company measures equity investments at fair value with changes in fair value recognized in net income. The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly for triggering events), adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. The Company accounts for equity investments as current when the Company has the intent and ability to sell such assets within the next twelve months.

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
Investment in securities consists of debt securities classified as available-for-sale
and recorded at fair value. The fair value of quoted securities is based on their current market value. When debt securities do not have an active market, fair value is determined using a valuation model. This model is based on reference to other instruments with similar characteristics, a discounted cash flow analysis or other pricing models making use of market inputs and relying as little as possible on entity-specific inputs.

10
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Unrealized gains and losses for
available-for-sale
securities are excluded from earnings and reported net of the related tax effect in the accumulated other comprehensive income component of shareholders’ equity. The Current Expected Credit Loss (CECL) methodology requires the Company to estimate lifetime expected credit losses for all available-for-sale
debt securities in an unrealized loss position. When estimating a security’s probability of default and the recovery rate, the Company assesses the security’s credit indicators, including credit ratings. If the assessment indicates that an expected credit loss exists, the Company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss through the Consolidated Statements of Income. Unrealized gains and any portion of a security’s unrealized loss attributable to non-credit
losses are recorded in the Consolidated Statements of Comprehensive Income, net of tax.

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

k.	Accounts Receivables:
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
Write-off
activity and recoveries for the periods presented were not material.

l.	Concentration of credit risks:
Most of Teva’s cash and cash equivalents, along with investment in securities, at December 31, 2023 were deposited with European, U.S. and Israeli banks and financial institutions and were comprised mainly of cash deposits.
The U.S. market constituted approximately 51% of Teva’s consolidated revenues in 2023. The exposure of credit risks relating to other trade receivables outside the U.S. is limited, due to the relatively large number of group customers and their wide geographic distribution. Teva performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral and from time to time the Company may choose to purchase trade credit insurance.

m.	Inventories:
Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials, purchased products, manufactured finished products, products in process and capitalized production costs are determined predominantly on a standard cost basis, approximating actual costs. Other methods which are utilized

10
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

for determining the value of inventories are moving average, cost basis and the first in first out method. Teva regularly reviews its inventories for obsolescence and other impairment risks and reserves are established when necessary.
Inventories acquired in a business combination are
stepped-up
to their estimated fair value and amortized to cost of sales as that inventory is sold.

n.	Long-lived assets:
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

10
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Lease
right-of-use
(ROU) assets
See note 8 and note 1ee for further discussion.

10
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

o.	Contingencies:
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
The Company recognizes gain contingencies when they are realized or when all related contingencies have been resolved.

p.	Treasury shares:
Treasury shares are presented as a reduction of Teva shareholders’ equity and carried at their cost to Teva, under treasury shares.

q.	Stock-based compensation:
Teva recognizes stock based compensation for the estimated fair value of share-based awards, restricted share units (“RSUs”) and performance share units (“PSUs”).
Teva measures compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires estimates as to the share-based award’s expected term and the price volatility of the underlying stock. Teva amortizes the value of share-based awards to expense over the vesting period on a straight-line basis.
Teva measures compensation expense for RSUs and PSUs based on the market value of the underlying stock at the date of grant, less the present value of expected dividends not received during the vesting period, if applicable. Teva amortizes the value of RSUs to expense over the vesting period on a straight-line basis. The compensation expense for PSUs is recognized only if it is probable that the performance condition will be achieved.
Teva records forfeitures for share-based awards, RSUs and PSUs as they occur. If an employee forfeits an award because he fails to complete the requisite service period, the Company will reverse the compensation cost previously recognized in the period the award is forfeited.

r.	Deferred income taxes:
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

10
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

2.	Amounts of tax-exempt income generated from the Company’s current Approved Enterprises and unremitted earnings from foreign subsidiaries retained for reinvestment in the Group. See note 13f.

s.	Uncertain tax positions:
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

t.	Derivatives and hedging:
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

10
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

u.	Revenue recognition:
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

10
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Distribution revenues are derived from sales of third-party products for which the Company acts as distributor, mostly in the United States via Anda and in Israel via Salomon Levin and Elstein Ltd. (SLE). In the United States, the Company is generally the principal in these arrangements and therefore records revenue on a gross basis as it controls the promised goods before transferring these goods to the customer. In Israel, the Company is the agent in these arrangements and therefore records revenue on a net basis as it has no discretion in establishing prices for any specified goods or services, limited inventory risk and is not primarily responsible for contract fulfillment. Revenue is recognized when the customer obtains control of the products. This generally occurs when products are shipped once the Company has a present right to payment and legal title and risk and rewards of ownership are obtained by the customer.
Other revenues are primarily comprised of contract manufacturing services, sales of IP rights, sales of medical devices and other miscellaneous items. Revenue is recognized when the customer obtains control of such rights or products. This generally occurs when products are shipped, once the Company has a present right to payment and legal title and risk and rewards of ownership are obtained by the customer.
Trade receivables and contract liabilities
Trade receivables are presented net of allowance for credit losses, which include amounts billed and currently due from customers.
Contract liabilities are mainly comprised of deferred revenues (defined as obligations to provide products or services to customers when payment has been made in advance and delivery or performance has not yet occurred), which were immaterial as of December 31, 2023 and 2022.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

v.	Research and development:
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

1
11

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The Company accounts for grants received to perform research and development services in accordance with
ASC 730-20,
Research and Development Arrangements. At the inception of the grant, the Company performs an assessment as to whether the grant is a liability or a contract to perform research and development services for others. If Teva is obligated to repay the grant funds to the grantor regardless of the outcome of the research and development activities, then it is required to estimate and recognize that liability. Alternatively, if Teva is not required to repay, or if it is required to repay the grant funds only if the research and development activities are successful, then the grant agreement is accounted for as a contract to perform research and development services for others, in which case, a reduction of research and development costs is recognized when the related research and development expenses are incurred.

w.	Shipping and handling costs:
Shipping and handling costs to end customers, which are included in S&M expenses, were $124 million, $118 million and $111 million for the years ended December 31, 2023, 2022 and 2021, respectively.

x.	Advertising costs:
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2023, 2022 and 2021 were $162 million, $168 million and $246 million, respectively.

y.	Restructuring:
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

z.	Segment reporting:
The Company’s business includes three reporting segments based on three geographical areas:

(a)	North America segment, which includes the United States and Canada.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries in which Teva operates other than those in the North America and Europe segments.
Each business segment manages the entire product portfolio in its region, including generic products, innovative medicines and over-the-counter
(“OTC”) products.

11
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In addition to these three segments, Teva has other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis.

aa.	Earnings per share:
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

bb.	Securitization and factoring
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

cc.	Divestitures
The Company nets the proceeds on the divestitures of businesses and tangible assets with the carrying amount of the related assets and records gain or loss on sale within other income. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when it is probable that a significant reversal of income will not occur, or in the case of a business, when such payments are realizable. For divestures of businesses, including divestitures of products that qualify as a business, the Company reflects the relative fair value of goodwill associated with the businesses in the determination of gain or loss on sale.

dd.	Debt instruments
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
non-current
liabilities on the balance sheet when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC
470-50
“Debt”.

ee.	Leases
Teva determines if an arrangement is a lease at inception. Lease classification is governed by five criteria in ASC
842-10-25-2.
If any of these five criteria is met, Teva classifies the lease as a finance lease. Otherwise, Teva

11
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

11
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and commercialize worldwide a BD9 multibody for the potential treatment of Atopic Dermatitis and Asthma. In exchange, Teva agreed to pay an upfront payment in an amount of $
10
 million, which was recorded as an R&D expense in the fourth quarter of 2023 and was paid in January 2024. Biolojic may be eligible to receive additional development and commercial milestones payments of up to approximately $
500
 million, over the next several years, based on the achievement of certain pre-clinical,
clinical and regulatory milestones, with the majority of the payments based on future revenue achievements.
Royalty Pharma
On November 9, 2023, Teva entered into a funding agreement with Royalty Pharma plc. (“Royalty Pharma”) to further accelerate the clinical research program for Teva’s olanzapine LAI
(TEV-’749).
Under the terms of the funding agreement, Royalty Pharma will provide Teva up to $100 million to fund ongoing development costs for olanzapine LAI (TEV-‘749), and Royalty Pharma and Teva have a mutual option to increase the total funding amount to $125 million. In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, paid over 5 years, in addition to royalties upon commercialization. Teva will continue to lead the development and commercialization of the product globally. During the fourth quarter of 2023, Teva recorded $35 million as reimbursement for R&D expenses in connection with this agreement. Olanzapine LAI
(TEV-’749)
is currently in Phase 3 for the treatment of schizophrenia (see also MedinCell transaction below).
Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop
and
co-commercialize
Teva’s anti-TL1A
(TEV-’574)
asset, a novel anti-TL1A therapy for the treatment of ulcerative colitis and Crohn’s disease, two types of inflammatory bowel disease, which is currently in Phase 2b clinical trials. Under the terms of the collaboration agreement, in partial consideration of the licenses granted to Sanofi, Teva received an upfront payment of $500 million in the fourth quarter of 2023, which was recognized as revenues. Additionally, Teva may receive up to $1 billion in development and launch milestones. Each company will equally share the remaining development costs globally and net profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi will lead the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world.
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) that will provide Teva an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin
(TEV-’286)
and a related compound
(TEV-’287).
Emrusolmin
(TEV-’286)
was initially developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A Phase 1b clinical trial for emrusolmin
(TEV-’286)
was completed and Teva expects to initiate a Phase 2 clinical trial in the coming months. In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag, which was recorded as an R&D expense. Modag may be eligible for future development milestone payments, totaling an aggregate amount of up to $30 million, as well as future commercial milestones and royalties.

11
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
With respect to the proposed biosimilar to Humira
®
, Alvotech and Teva may sell it in the U.S. once U.S. regulatory approval is obtained after Alvotech addresses the FDA’s comments included in the complete response letters (“CRLs”) from September and December 2022 and from April and June 2023, stating that the application could not be approved at the time based on deficiencies associated with Alvotech’s manufacturing facility. On September 20, 2023, Alvotech announced that the FDA had accepted for review its resubmitted Biologics License Application (“BLA”) for the proposed biosimilar to Humira
®
. On January 19, 2024, Alvotech announced that the reinspection of its facility by the FDA, which started on January 10, 2024, has been concluded. Following the FDA inspection, Alvotech received a form 483 with one observation.
With respect to the proposed biosimilar to Stelara
®
, on June 12, 2023, Alvotech and Teva reached a settlement and license agreement with Johnson & Johnson, granting a licensed entry date in the U.S. no later than February 21, 2025, provided that U.S. regulatory approval is obtained by that date. On October 17, 2023, Alvotech announced that it had received a CRL from the FDA in respect of its proposed biosimilar to Stelara
®
, based upon the deficiencies associated with its manufacturing facility referred to above. Alvotech subsequently noted on November 28, 2023 that a resubmitted BLA for the proposed biosimilar to Stelara
®
had been accepted by the FDA with a Biosimilar User Fee Act (BsUFA) goal date of April 16, 2024. Approval of the BLA is also subject to a satisfactory outcome of the FDA’s reinspection of Alvotech’s facility as referred to above.
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

11
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

quarter of 2021. Teva may receive additional milestone payments upon achievement of certain revenue targets. Otsuka also pays Teva royalties on AJOVY sales in Japan.
Takeda
In December 2016, Teva entered into a license agreement with a subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), for the research, development, manufacture and commercialization of ATTENUKINE
TM
technology. Teva received a $30 million upfront payment and a milestone payment of $20 million in 2017. During the second quarter of 2022, Takeda initiated its Phase 2 study of modakafusp alfa (formerly TAK ‘573 or TEV ’573) and as a result paid Teva a milestone payment of $25 million, which was recognized as revenue in the second quarter of 2022. In the fourth quarter of 2023, Takeda discontinued further internal development of modakafusp alfa and informed Teva that it is assessing options, including possible sublicensing. The license agreement stipulates additional milestone payments to Teva of up to $519 million with respect to this product candidate, as well as future royalties.
MedinCell
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable (“LAI”) products. Teva leads the clinical development and regulatory process and is responsible for commercialization of these products. The lead product is risperidone LAI (formerly known as
TV-46000).
On April 28, 2023, the FDA approved UZEDY (risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults, which was launched in the U.S. in May 2023. MedinCell may be eligible for future sales-based milestones of up to $105 million in respect of UZEDY. Teva will also pay MedinCell royalties on net sales.
The second selected product candidate is olanzapine LAI
(TEV-’749)
for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to Phase 3 and, as a result, paid a $3 million milestone payment to MedinCell, which was recognized as R&D expenses. MedinCell may become eligible for further milestones and royalties on sales of olanzapine LAI
(TEV-’749).
Assets and Liabilities Held For Sale:
General
Assets held for sale as of December 31, 2023 included businesses that are expected to be sold within the next year. Assets held for sale as of December 31, 2022 included certain manufacturing assets that were sold during the second and third quarters of 2023. The table below summarizes all of Teva’s assets and liabilities included as held for sale as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(U.S. $ in millions)
Inventories	$12	$2
Property, plant and equipment, net and others	28	18
Goodwill	30	—
Adjustments of assets held for sale to fair value	—	(10)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$70	$10

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets, recorded under other current liabilities	$(13)	$—

11
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 19.

	Year ended December 31, 2023
	North America	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	5,944	4,631	1,840	565	12,979
Licensing arrangements *	601	51	24	5	681
Distribution	1,577	§	38	—	1,615
Other**	2	155	56	357	570

	$8,124	$4,837	$1,958	$926	$15,846

*	Revenues from licensing arrangements in North America segment were mainly comprised of $500 million upfront payment received in connection with the collaboration on Teva’s anti-TL1A asset. See note 2.
**	“Other” revenues in Europe segment mainly related to the sale of certain product rights.
§	Represents an amount less than $ 0.5 million.

	Year ended December 31, 2022
	North America	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	5,834	4,455	1,806	671	12,766
Licensing arrangements	139	51	19	4	212
Distribution	1,471	1	46	—	1,519
Other	8	18	33	370	428

	$7,452	$4,525	$1,903	$1,045	$14,925

	Year ended December 31, 2021
	North America	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	6,394	4,807	1,889	739	13,829
Licensing arrangements	92	50	13	4	160
Distribution	1,323	1	65	—	1,390
Other	(1)	27	65	408	500

	$7,809	$4,886	$2,032	$1,151	$15,878

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
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

SR&A to U.S. customers comprised approximately 65% of the Company’s total SR&A as of December 31, 2023, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the years ended December 31, 2023 and 2022 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2023	$67	$1,575	$663	$991	$455	$66	$3,750	$3,817
Provisions related to sales made in current year period	354	4,015	654	7,579	264	109	12,621	12,975
Provisions related to sales made in prior periods	—	(31)	(33)	(54)	17	—	(101)	(101)
Credits and payments	(360)	(3,974)	(748)	(7,662)	(304)	(77)	(12,765)	(13,125)
Translation differences	—	18	4	5	4	(1)	30	30

Balance at December 31, 2023	$61	$1,603	$540	$859	$436	$97	$3,535	$3,596

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2022	$68	$1,655	$854	$1,085	$535	$112	$4,241	$4,309
Provisions related to sales made in current year period	363	3,823	871	7,819	317	85	12,915	13,278
Provisions related to sales made in prior periods	—	(69)	(35)	(44)	(3)	(51)	(202)	(202)
Credits and payments	(364)	(3,798)	(1,023)	(7,861)	(390)	(77)	(13,149)	(13,513)
Translation differences	—	(36)	(4)	(8)	(4)	(3)	(55)	(55)

Balance at December 31, 2022	$67	$1,575	$663	$991	$455	$66	$3,750	$3,817

Allowance for credit losses
Accounts receivables are recognized net of allowance for credit losses. Allowances for credit losses were $95 million and $91 million as of December 31, 2023 and December 31, 2022, respectively.
Pledged accounts receivables
Accounts receivables, net of allowance for credit losses, include $437 million and $436 million as of December 31, 2023 and December 31, 2022, respectively, which are pledged in connection with the U.S. securitization program entered into in November 2022. See note 10f.

11
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 —Inventories:
Inventories, net of reserves, consisted of the following:

	December 31,
	2023	2022
	(U.S. $ in millions)
Finished products	$2,346	$1,987
Raw and packaging materials	993	1,059
Products in process	500	555
Materials in transit and payments on account	183	232

	$4,021	$3,833

NOTE 5 —Property, plant and equipment:
Property, plant and equipment, net, consisted of the following:

	December 31,
	2023	2022
	(U.S. $ in millions)
Machinery and equipment	$4,807	$5,026
Buildings	2,488	2,463
Computer equipment and other assets	2,419	2,323
Assets under construction and payments on account	1,427	1,199
Land	246	246

	11,387	11,257
Less- accumulated depreciation	(5,637)	(5,518)

	$5,750	$5,739

Depreciation expenses were $537 million, $576 million and $528 million in the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, Teva recorded impairments of property, plant and equipment in the amount of $28 million, $47 million and $160 million, respectively. See note 15.
NOTE 6—Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	December 31,
	2023	2022	2023	2022	2023	2022
	(U.S. $ in millions)
Product rights	$17,981	$18,067	$13,274	$12,630	$4,707	$5,437
Trade names	583	577	269	231	314	346
In-process research and development (IPR&D)	366	487	—	—	366	487

Total	$18,930	$19,131	$13,543	$12,861	$5,387	$6,270

1
20

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various categories with a weighted average life of approximately 9 years. Amortization of intangible assets was $616 million, $732 million and $802 million in the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the estimated aggregate amortization of intangible assets for the years 2024 to 2028 is as follows: 2024—$503 million; 2025—$460 million; 2026—$462 million; 2027—$451 million and 2028—$398 million. These estimates do not include the impact of IPR&D that is expected to be successfully completed and reclassified to product rights.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairment
Impairments of identifiable intangible assets were $350 million, $355 million and $424 million in the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are recorded in the statement of income (loss) under intangible assets impairments.
The fair value measurement of the impaired intangible assets in 2023 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.5% to 10%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.
Impairments in 2023 consisted of:

(a)
Identifiable product rights of $260 million due to: (i) $148 million related to updated market assumptions regarding price and volume of products; and (ii) $112 million in Japan, mainly related to regulatory pricing reductions; and

(b)
IPR&D assets of $90 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

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

1
21

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

NOTE 7 – Goodwill:
Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

				Other
	North America	Europe	International Markets	Teva’s API	Medis	Total
	(U.S. $ in millions)
Balance as of December 31, 2021 (1)	$6,474	$8,544	$2,328	$2,417	$277	$20,040
Changes during the period:
Goodwill impairment	—	—	(979)	(1,066)	—	(2,045)
Goodwill acquired	—	—	—	12	—	12
Translation differences	(24)	(242)	(10)	(70)	(28)	(374)

Balance as of December 31, 2022 (1)	$6,450	$8,302	$1,339	$1,293	$249	$17,633
Changes during the period:
Goodwill impairment	—	—	(700)	—	—	(700)
Goodwill reclassified as assets held for sale	—	—	(30)	—	—	(30)
Translation differences	9	164	66	20	16	275

Balance as of December 31, 2023 (1)	$6,459	$8,466	$675	$1,313	$265	$17,177

(1)	Cumulative goodwill impairment as of December 31, 2023, December 31, 2022 and December 31, 2021 was approximately $28.3 billion, $27.6 billion and $25.6 billion respectively.
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

12
2

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
Second Quarter Developments
Pursuant to Company policy, Teva conducted the annual goodwill impairment test for all reporting units during the second quarter of 2023. Management considered all information available, including information gathered from its latest long-range planning (“LRP”) process and annual operating plan (“AOP”), which are parts of Teva’s internal financial planning and budgeting processes, as well as Teva’s newly launched “Pivot to Growth” strategy. The LRP, the AOP and Teva’s Pivot to Growth strategy were discussed and reviewed by Teva’s management and its board of directors.
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

12
3

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
Fourth Quarter Developments
During the fourth quarter of 2023, Teva completed its AOP process. The AOP was used as a base for an update of the LRP and Teva’s Pivot to Growth strategy, incorporating the changes for future years in the fair value model.
Additionally, management evaluated whether there were any developments that occurred during the quarter to determine if it is more likely than not that the fair value of any of its reporting units was below its carrying amount as of December 31, 2023.
Management noted the following main triggering events during the fourth quarter for its International Markets reporting unit and its Teva’s API reporting unit: (i) fluctuations in exchange rates between certain currencies in which Teva operates in its International Markets reporting unit, and the U.S. dollar, are expected to significantly lower projected operating results; and (ii) updated assumptions supporting the cash flow projections of Teva’s API reporting unit, including certain revenue growth assumptions, and the associated operating profit margins, mainly resulting from changes in market conditions.
Management performed a quantitative assessment in the fourth quarter of 2023, which resulted in no recognition of a goodwill impairment.
Following the quantitative assessment performed in relation to Teva’s International Markets reporting unit, the excess of its estimated fair value over its estimated carrying amount as of December 31, 2023, was 6%, based on a terminal growth rate of 1.79% and a discount rate of 12.23%. If Teva holds all other assumptions constant, a reduction in the terminal growth rate of 0.25% to 1.54% or an increase in the discount rate of 0.25% to 12.48% would result in a reduction of the excess of fair value over carrying amount with respect to Teva’s International Markets reporting unit to 4%.
Following the quantitative assessment performed in relation to Teva’s API reporting unit, the excess of its estimated fair value over its estimated carrying amount as of December 31, 2023, was negligible. Therefore, if business conditions or expectations (such as growth rate or discount rate) were to adversely change, it may be necessary to record impairment charges to Teva’s API reporting unit in the future.
With respect to the remaining reporting units, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying amounts as of December 31, 2023 and, therefore, no quantitative assessment was performed.

12
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – Leases:
The components of operating lease cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Operating lease cost:
Fixed payments and variable payments that depend on an index or rate	$132	$142	$135
Variable lease payments not included in the lease liability	5	4	4
Short-term lease cost	3	2	2

	$139	$148	$141

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141	$140	$143
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$121	$81	$81
Supplemental balance sheet information related to operating leases was as follows:

	December 31,	December 31,
	2023	2022
	(U.S. $ in millions)	(U.S. $ in millions)
Operating leases:
Operating lease ROU assets	$397	$419

Other current liabilities	97	93
Operating lease liabilities	320	349

Total operating lease liabilities	$417	$442

12
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	December 31,	December 31,
	2023	2022
Weighted average remaining lease term
Operating leases	6.1 years	6.8 years
Weighted average discount rate
Operating leases	6.0%	5.6%
Maturities of operating lease liabilities were as follows:

December 31,
2023
(U.S. $ in millions)
2024	$116
2025	98
2026	80
2027	62
2028 and thereafter	140

Total operating lease payments	$496

Less: imputed interest	79

Present value of lease liabilities	$417

As of December 31, 2023, Teva’s total
finance lease assets
and
finance lease liabilities
were $32 million and $23 million, respectively. As of December 31, 2022, total finance lease assets
and
finance lease liabilities
were $29 million and $22 million, respectively. The difference between those amounts is mainly due to prepaid payments.
NOTE 9—Debt obligations:

a.	Short-term debt:

			December 31,
	Weighted average interest rate as of December 31, 2023	Maturity	2023	2022
			(U.S. $ in millions)
Convertible debentures	0.25%	2026	$23	$23
Current maturities of long-term liabilities			1,649	2,086

Total short term debt			$1,672	$2,109
Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of December 31, 2023 and December 31, 2022. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt.

12
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

b.	Long-term debt:

	Interest rate as of December 31, 2023	Maturity	December 31, 2023	December 31, 2022
			(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	693	670
Sustainability-linked senior notes EUR 1,500 million (6)(*)	4.38%	2030	1,656	1,606
Senior notes EUR 1,300 million (9)	1.25%	2023	—	633
Sustainability-linked senior notes EUR 1,100 million (7)(*)	3.75%	2027	1,215	1,177
Senior notes EUR 1,000 million (5)	6.00%	2025	453	1,070
Senior notes EUR 900 million (5)	4.50%	2025	547	963
Sustainability-linked senior notes EUR 800 million (1)(*)	7.38%	2029	884	—
Senior notes EUR 750 million	1.63%	2028	826	800
Senior notes EUR 700 million	1.88%	2027	771	748
Sustainability-linked senior notes EUR 500 million (2)(*)	7.88%	2031	552	—
Senior notes USD 3,500 million (5)	3.15%	2026	3,374	3,496
Senior notes USD 3,000 million (5)(10)	2.80%	2023	—	1,453
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million (5)	6.00%	2024	956	1,250
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million (5)	7.13%	2025	427	1,000
Sustainability-linked senior notes USD 1,000 million (7)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (6)(*)	5.13%	2029	1,000	1,000
Senior notes USD 789 million	6.15%	2036	783	783
Sustainability-linked senior notes USD 600 million (3)(*)	7.88%	2029	600	—
Sustainability-linked senior notes USD 500 million (4)(*)	8.13%	2031	500	—
Senior notes CHF 350 million	1.00%	2025	416	382

Total senior notes			19,889	21,266
Other long-term debt			1	1
Less current maturities			(1,649)	(2,086)
Less debt issuance costs (8)			(80)	(78)

Total senior notes and loans			$18,161	$19,103

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

12
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

(8)
Debt issuance costs as of December 31, 2023 include $26 million in connection with the issuance of the sustainability-linked senior notes in March 2023, partially offset by $6 million acceleration of issuance costs related to the cash tender offer.

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
Teva’s debt as of December 31, 2023 was effectively denominated in the following currencies: U.S. dollar 60%, euro 38% and Swiss franc 2%.
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
On February 6, 2023, the terms of the RCF were amended to update the Company’s maximum leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed 4.00x in the fourth quarter of 2023, 4.00x in the first, second and third quarters of 2024, and 3.50x in the fourth quarter of 2024 and onwards.
The RCF can be used for general corporate purposes, including repaying existing debt. In July 2023, a total amount of $700 million was withdrawn under the RCF, of which $200 million was repaid in September 2023 and the remaining amount of $500 million was repaid in the fourth quarter of 2023. As of December 31, 2023, and as

12
8

TEV
A PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
As of December 31, 2023, the required annual principal payments of long-term debt (excluding debt issuance costs), including convertible senior debentures, starting from the year 2025, are as follows:

December 31, 2023
(U.S. $ in millions)
2025	$1,843
2026*	3,397
2027	2,986
2028	2,076
2029 and thereafter	7,961

$18,263

*	Including $23 million convertible notes. See note 9a.
NOTE 10—Derivative instruments and hedging activities:

a.	Foreign exchange risk management:
In 2023, approximately 47% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
The Company may choose to hedge against possible fluctuations in foreign subsidiaries net assets (“net investment hedge”) and has in the past entered into cross currency swaps and forward contracts in the past in order to hedge such an exposure.

12
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Most of the counterparties to the derivatives are major banks and the Company is monitoring the associated inherent credit risks. The Company does not enter into derivative transactions for trading purposes.

b.	Interest risk management:
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of December 31, 2023, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

c.	Bifurcated embedded derivatives:
Upon issuance of sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and absolute greenhouse gas emissions reduction, which were bifurcated and are accounted for separately as derivative financial instruments. As of December 31, 2023 the fair value of these derivative instruments is negligible.

d.	Derivative instrument outstanding:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	December 31, 2023	December 31, 2022
	(U.S. $ in millions)
Cross-currency swap-cash flow hedge (1)	$169	$—

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$38	$29
Other non-current assets:
Cross-currency swaps - cash flow hedge (1)	8	—	—	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	$—	$—	$(39)	$(101)

1
30

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

Reported under	Financial expenses, net			Other comprehensive income (loss)
	Year ended December 31,			Year ended December 31,
	2023	2022	2021	2023	2022	2021
	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$1,057	$966	$1,058	$91	$(270)	$(391)
Cross-currency swaps - cash flow hedge (1)	(11)	—	—	1	—	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

Reported under	Financial expenses, net			Net revenues
	Year ended December 31,			Year ended December 31,
	2023	2022	2021	2023	2022	2021
	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$1,057	$966	$1,058	$(15,846)	$(14,925)	$(15,878)
Option and forward contracts (2)	(54)	(12)	(45)	—	—	—
Option and forward contracts economic hedge (3)	—	—	—	2	(11)	(31)

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, Japanese yen, British pound, Russian ruble, Canadian dollar, Polish zloty and some other currencies to protect its projected operating results for 2023 and 2024. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In 2023, the negative impact from these derivatives recognized under revenues was $2 million. In 2022, the positive impact from these derivatives recognized under revenues
was $11 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

1
31

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
With respect to these forward starting interest rate swaps and treasury lock agreements, losses of $31 million, $30 million and $37 million were recognized under financial expenses, net for the years ended December 31, 2023, 2022 and 2021, respectively.

f.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year term. The AR Facility initially provided for purchases of accounts receivable by PNC in an amount of up to $1 billion through November 2023, and up to $500 million from November 2023 through November 2025, provided that the SPV may increase the commitment amount up to $1 billion if additional credit providers participate in the AR facility.
On June 30, 2023, the AR Facility agreement was amended to include an additional receivables purchaser under the agreement, in an amount of up to $250 million through November 2025, increasing the commitment size to $750 million from November 2023 to November 2025.
On November 7, 2023, the SPV amended the AR Facility agreement by including an additional receivables purchaser and increased the commitment in an amount of up to $250 million, to $1 billion through March 2024, and in an amount of $125 million, to $875 million from March 2024 through November 2025. The SPV may amend the agreement and increase the commitment amount up to $1 billion from March 2024 through November 2025 if additional commitments are provided under the AR facility.
Under the AR Facility, Teva’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPV and the SPV on-sells
them to the receivables purchasers.
The SPV is a variable interest entity (“VIE”) for which Teva is considered to be the primary beneficiary. The SPV’s sole business consists of the purchase of receivables from Teva’s subsidiaries and the subsequent transfer of such receivables to the receivables purchasers.
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

13
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva has collection and administrative responsibilities for the receivables sold to the SPV. The fair value of these servicing arrangements as well as the fees earned was immaterial.
The Company accounts for receivables sold from the SPV to the receivables purchasers as a sale of financial assets under ASC 860 and derecognizes the trade receivables from the Company’s Consolidated Balance Sheet.
The total balance of accounts receivables sold to the receivables purchasers and derecognized by the SPV, as of December 31, 2023 and 2022, was $864 million and $820 million, respectively. In addition to the accounts receivables sold, as of December 31, 2023 and 2022, an amount of $437 million and $436 million of the SPV’s accounts receivables was pledged by the SPV as a seller guarantee, and is included under “Accounts receivables, net”, in the Consolidated Balance Sheet.
In the years ended December 31, 2023 and 2022, Teva received proceeds of $861 million and $820 million, respectively, under the AR facility, which are included in cash from operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2023 and 2022, respectively.
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

13
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The DPP asset as of December 31, 2023 and 2022 was $247 million and $270 million, respectively.
As of December 31, 2023 and 2022, the outstanding principal amount of receivables sold, net of DPP, was $686 million and $636 million, respectively.
The following table summarizes the change in the sold receivables outstanding balance, net of DPP, under the outstanding securitization program:

	As of and for the year ended December 31,
	2023	2022
	(U.S. $ in millions)
Sold receivables at the beginning of the year	$636	$685
Proceeds from sale of receivables	4,391	4,653
Cash collections (remitted to the owner of the receivables)	(4,365)	(4,665)
Effect of currency exchange rate changes	24	(37)

Sold receivables at the end of the year	$686	$636

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the outstanding accounts payables to suppliers
participating in these supplier finance programs were $108 million and $34 million, respectively.
NOTE 11—Legal settlements and loss contingencies:
Legal settlements and loss contingencies in 2023 were expenses of $1,043 million, compared to expenses of $2,082 million in 2022 and expenses of $717 million in 2021. Expenses in 2023 were mainly related to an estimated provision for the U.S. DOJ patient assistance program litigation, an update to the estimated settlement provision for the opioid cases, the provision for the settlement of the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, and the provision for the settlement of the reverse-payment antitrust litigation over certain HIV medicines.

13
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Legal settlements and loss contingencies in 2022 were mainly related to updates of the estimated settlement provision recorded in connection with the remaining opioid cases.
Legal settlements and loss contingencies in 2021 were mainly related to an update of the estimated settlement provision recorded in connection with the remaining opioid cases, the provision for the carvedilol patent litigation as well as a liability which was substantially offset by insurance receivable related to the Ontario Teachers Securities Litigation discussed in note 12b.
As of December 31, 2023 and 2022, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,771 million and $4,186 million, respectively.
NOTE 12—Commitments and contingencies:

a.	Commitments:
Royalty commitments:
The Company is committed to pay royalties to owners of
know-how,
partners in alliances and other certain arrangements and to parties that financed research and development, at a wide range of rates as a percentage of sales or of the gross margin of certain products, as defined in the underlying agreements.
Royalty expenses in each of the years ended December 31, 2023, 2022 and 2021 were $543 million, $560 million and $522 million, respectively.
Milestone commitments:
Teva has committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, Teva may be required to pay such amounts. As of December 31, 2023, if all development milestones and targets, for compounds in phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $20 million. Additional contingent payments are owed upon achievement of product approval or launch milestones.

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
Teva records a provision in its consolidated financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is reasonably estimable. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of legal counsel, no material provisions have been made regarding the matters disclosed in this note, except as noted below. Litigation outcomes and contingencies are unpredictable, and substantial damages or other relief may be awarded. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions. Teva continuously reviews the matters described below and may, from time to time, remove previously disclosed matters where the exposures were fully resolved in the prior year, or determined to no longer meet the materiality threshold for disclosure, or were substantially resolved.

13
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

If one or more of such proceedings described below were to result in final judgments against Teva, such judgments could be material to its results of operations and cash flows in a given period. In addition, Teva incurs significant legal fees and related expenses in the course of defending its positions even if the facts and circumstances of a particular litigation do not give rise to a provision in the consolidated financial statements.
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

13
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. The Court of Appeals for the Federal Circuit reinstated the $235.5 million jury verdict, not including pre-
or post-judgment interest, finding Teva liable for patent infringement. The U.S. Supreme Court denied Teva’s appeal for a rehearing. The case has been remanded to the district court for further proceedings on Teva’s other legal and equitable defenses that have not yet been considered by the district court. Teva recognized a provision based on its offer to settle the matter.
In January 2021, Teva initiated a patent invalidity action against the compound patent and Supplementary Protection Certificate (“SPC”) asserted to cover Bristol-Myers Squibb Company’s (“BMS”) Eliquis
®
(apixaban). In May 2022, the U.K. High Court held that the compound patent and SPC are invalid and Teva began selling its generic version of Eliquis
®
(apixaban). In May 2023, the U.K. Court of Appeal upheld this decision and denied BMS’s request to appeal to the U.K. Supreme Court. On October 31, 2023, the U.K. Supreme Court denied BMS’s application for further review, making the decision to revoke the compound patent and SPC final. Separately, in February 2021, Teva initiated a patent invalidity action against the formulation patents, which are also under opposition at the European Patent Office (“EPO”). On July 15, 2022, the U.K. High Court held that these formulation patents were invalid but granted permission to appeal, which was subsequently stayed pending the outcome of the opposition at the EPO to one of the formulation patents. On December 21, 2023, the EPO’s Technical Board of Appeal held its hearing on the opposition, and a written decision is expected in several months.
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
Multiple lawsuits have been filed in connection with this matter. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending against Teva and other manufacturers, including one MDL in the U.S. District Court for the District of New Jersey related to, with respect to Teva, valsartan and losartan, and another MDL in the U.S. District Court for the Southern District of Florida related to ranitidine. The claims against Teva in these MDLs include individual personal injury and/or product liability claims, economic damages claims brought by consumers and end payors as putative class

13
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

actions, and medical monitoring class claims. The district court in the valsartan MDL certified a series of subclasses on plaintiffs’ economic loss claims as well as a medical monitoring class, and has ordered that the first trial commence on March 18, 2024, which will include third-party payor economic loss claims brought by a class representative on behalf of several subclasses of payors against Teva and two other defendants. The claims against the generic manufacturers (including Teva) in the ranitidine MDL have been dismissed on preemption grounds but are subject to appeal. The district court in the ranitidine MDL also excluded all of plaintiffs’ general causation experts and granted summary judgment to the brand defendants on preemption grounds and later applied that general causation ruling to all defendants. This ruling is on appeal in the Eleventh Circuit Court of Appeals.
Certain generic manufacturers, including Teva, have also been named in state court actions asserting allegations similar to those in the aforementioned MDLs. In particular, state court valsartan and losartan actions are pending in New Jersey and Delaware and are currently stayed, with the exception of a single-plaintiff case originally filed in the MDL alleging non-cancer
injuries, which was later refiled in a New Jersey state court in October 2022 and is in the very initial stages of discovery. State court ranitidine cases naming Teva are also pending in coordinated proceedings in California and Pennsylvania. Teva was recently dismissed from all ranitidine claims pending in Illinois based on preemption grounds, which plaintiffs could appeal.
In addition to the valsartan and ranitidine MDLs and coordinated state court proceedings, Teva has been named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. The parties are now engaged in discovery related to the surviving metformin claims. Teva was recently named in a related proceeding pending in the same district brought by individuals and end payors also seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. Teva, along with the other defendants, will be moving to dismiss the claims in this related proceeding. Similar lawsuits are pending in Canada and Germany.
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

13
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs filed claims against GSK and Teva in the U.S. District Court for the District of New Jersey for alleged violations of the antitrust laws in connection with their February 2005 settlement of patent litigation involving lamotrigine (generic Lamictal
®
). The plaintiffs claimed that the settlement agreement unlawfully delayed generic entry and sought unspecified damages. On February 1, 2023, the court denied plaintiffs’ renewed motion for class certification. During February 2023, a number of direct purchasers who would otherwise have been members of the proposed class had it been certified, filed suit as individual plaintiffs, which action was transferred to the U.S. District Court for the District of New Jersey. Annual sales of Lamictal
®
were approximately $950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
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
®
in September 2013.

13
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Putative classes of direct-purchaser and
end-payer
plaintiffs have filed antitrust lawsuits (which have since been coordinated in federal court in Delaware) against Amgen and Teva alleging that the settlement agreement between Amgen and Teva dated January 2, 2019, resolving patent litigation over cinacalcet (generic Sensipar
®
), violated antitrust laws. In June 2023, the U.S. Court of Appeals for the Third Circuit granted Teva’s petition for interlocutory appellate review of the trial court’s partial denial of Teva’s motion to dismiss, and the appeal remains pending. In January 2024, Teva entered into private settlements pursuant to which the named end-payer
plaintiffs, the named direct-payer plaintiffs, and certain other members of the putative class of direct payer plaintiffs agreed to dismiss all of their claims with prejudice, bringing the proceedings against Teva to an end. Annual sales of Sensipar
®
in the United States were approximately $1.4 billion at the time Teva launched its generic version of Sensipar
®
in December 2018, and at the time of the January 2, 2019 settlement.
In August 2019, certain direct-purchaser plaintiffs filed claims in federal court in Philadelphia against Teva and its affiliates alleging that the September 2006 patent litigation settlement relating to AndroGel
®
1% (testosterone gel) between Watson, from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”) violated antitrust laws. Annual sales of AndroGel
®
1% were approximately $350 million at the time of the earlier Watson/Solvay settlement and approximately $140 million at the time Actavis launched its generic version of AndroGel
®
1% in November 2015. A provision for this matter was previously included in the financial statements.
Between September 1, 2020 and December 20, 2020, plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on February 21, 2023, the court granted defendants’ motion to dismiss all claims in the second amended complaints with prejudice. Plaintiffs have filed an appeal in the U.S. Court of Appeals for the Second Circuit, which is pending. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
In February 2021, the State of New Mexico filed a lawsuit against Teva and certain other defendants related to various medicines used to treat HIV (the “New Mexico litigation”). Between September 2021 and April 2022, several private plaintiffs including retailers and health insurance providers filed similar claims in various courts, which were all removed and/or consolidated into the U.S. District Court for the Northern District of California (the “California litigation”). As they relate to Teva, the lawsuits challenge settlement agreements Teva entered

1
40

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

into with Gilead in 2013 and/or 2014 to resolve patent litigation relating to Teva’s generic versions of Viread
®
and/or Truvada
®
and Atripla
®
, although plaintiffs in the California litigation abandoned any claim for damages relating to the Viread
®
settlement. In May 2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs in the California litigation and Teva recognized a provision for this matter based on such settlement. A trial was held against the remaining plaintiffs in the California litigation, and on June 30, 2023, the jury issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims. On November 1, 2023, plaintiffs’ motion for a new trial was denied. In the New Mexico litigation, in response to Teva’s petition for a writ of certiorari regarding Teva’s motion to dismiss the complaint, the New Mexico Supreme Court remanded the litigation on July 6, 2023 to the trial court for limited discovery and for further proceedings on the issue of whether the trial court may exercise specific personal jurisdiction over Teva. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.
In March 2021, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE. On October 10, 2022, the European Commission issued a Statement of Objections, which sets forth its preliminary allegations that Teva had engaged in anti-competitive practices. Teva responded in writing to the Statement of Objections on February 8, 2023 and orally at a hearing on March 23, 2023. The European Commission issued further Requests for Information, to which Teva is responding. Annual sales of COPAXONE in the European Economic Area in 2021 were approximately $373 million.
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the U.S. District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, purported purchasers of COPAXONE filed claims against Teva in the U.S. District Court for the District of New Jersey on behalf of themselves and similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, additional purported purchasers of COPAXONE sued Teva in the U.S. District Court for the District of Vermont on behalf of themselves and similarly situated indirect purchasers of COPAXONE. The complaints variously assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”). Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva moved to dismiss all of the complaints, and on January 22, 2024, Teva’s motion to dismiss the complaint in the District of Vermont was granted as to certain state law claims but was otherwise denied. Decisions on Teva’s remaining motions to dismiss are pending.
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK, Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an anti-competitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK (previously Actavis UK) and Auden Mckenzie appealed the CMA’s decision.

1
41

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The hearing for the appeal concluded in the first quarter of 2023, with a partial judgment handed down on September 18, 2023. That partial judgment will be made operative by the remaining portion of the judgment, which is expected in the first half of 2024. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.
In August 2021, a plaintiff purporting to represent a class of direct purchasers filed a putative class action suit in the U.S. District Court for the Eastern District of Pennsylvania against Takeda and several generic manufacturers, including Watson and Teva, alleging violations of the antitrust laws in connection with their settlement of patent litigation involving colchicine tablets (generic Colcrys
®
), entered into in January 2016. Plaintiff claimed that the settlement was part of a conspiracy among Takeda and the generic manufacturers to unlawfully restrict output of colchicine by delaying generic entry. On September 5, 2023, Teva and the direct purchaser plaintiffs settled the case, pursuant to which the direct purchaser plaintiffs dismissed all claims against Teva with prejudice. In November 2023, a group of plaintiffs purporting to represent a class of end-payors
filed a putative class action suit in the U.S. District Court for the Southern District of New York against Takeda and several generic manufacturers, including Watson and Teva, asserting similar allegations as those previously brought by the direct purchaser plaintiffs. The end-payor
litigation is in preliminary stages. Annual sales of Colcrys
®
in the United States were approximately $187 million at the time of the patent settlement.
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
Action filed against BMS and Celgene. On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. On May 16, 2023, Teva and Natco, along with Celgene, moved to dismiss the complaints against them, and those motions remain pending while discovery is ongoing. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and NUVIGIL
®
(armodafinil) filed a complaint in the U.S. District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an ANDA to sell generic EpiPen
®
, which Teva launched in 2018, following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated federal antitrust laws, the RICO Act, and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in opposition to Teva’s motion to dismiss the amended complaint, in which plaintiffs stated an intent to narrow the case by dismissing all claims related to the alleged delay of generic EpiPen
®
, thus limiting their claims to those relating to the alleged delay of generic NUVIGIL. A decision on Teva’s motion to dismiss remains pending. Annual sales of NUVIGIL in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012; annual sales of EpiPen
®
in the United States were approximately $600 million at the time Teva entered into its settlement agreement for that product in 2012.
In May 2023, certain
end-payor
plaintiffs filed putative class action complaints in the U.S. District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR asthma inhalers in violation of

14
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

state and federal antitrust laws and state consumer protection laws. Teva moved to dismiss these claims on October 18, 2023, and that motion remains pending.
Government Investigations and Litigation Relating to Pricing and Marketing
Teva is involved in government investigations and litigation arising from the marketing and promotion of its pharmaceutical products in the United States.
In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the U.S. Department of Justice (“DOJ”) Antitrust Division seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. On August 25, 2020, a federal grand jury in the Eastern District of Pennsylvania returned a three-count indictment charging Teva USA with criminal felony Sherman Act violations. The indictment alleged that Teva USA had participated in three separate conspiracies with other generic drug manufacturers to maintain and fix prices, allocate customers, and other alleged antitrust offenses concerning the sale of generic drugs. The indictment identified the following generic drugs: pravastatin, carbamazepine, clotrimazole, etodolac (IR and ER), fluocinonide (cream,
e-cream,
gel, and ointment), warfarin, nadolol, temozolomide, and tobramycin. On August 21, 2023, Teva USA entered into a
3-year
deferred prosecution agreement (“DPA”) with the DOJ. Under the terms of the DPA, Teva USA: (i) admitted to violating the antitrust laws by agreeing with competitors, in three instances between 2013 and 2015 involving three separate customers, not to bid on an opportunity to supply a customer with a particular generic product (in the first instance pravastatin, in the second clotrimazole, and in the third tobramycin); (ii) agreed to divest the pravastatin that it sells in the United States to a third-party buyer; (iii) agreed to donate $50 million worth of clotrimazole and tobramycin, valued at wholesale acquisition cost (“WAC”), to humanitarian organizations over five years; and (iv) agreed to pay a fine in the amount of $225 million over 5 years, with $22.5 million due each year from 2024 through 2027, and $135 million due in 2028. Teva recognized a provision for the resolution of this case.
In May 2018, Teva received a civil investigative demand from the DOJ Civil Division pursuant to the federal False Claims Act, seeking documents and information produced since January 1, 2009 relevant to the Civil Division’s investigation concerning allegations that generic pharmaceutical manufacturers, including Teva, engaged in market allocation and price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted in violation of the False Claims Act. An adverse resolution of this matter may include fines, penalties, financial forfeiture and compliance conditions.
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. On December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States, which was subsequently amended to include 49 states, as well as the District of Columbia and Puerto Rico as plaintiffs, and to add new allegations and state law claims against both Actavis and Teva. On May 10, 2019, most (though not all) of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals, which was subsequently amended on November 1, 2019, alleging that Teva was at the center of a conspiracy in the generic pharmaceutical industry and asserting that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain products. On June 10, 2020, most, but not all, of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the U.S. District Court for the District of Connecticut naming, among other defendants, Actavis, in a similar complaint relating to dermatological generics products, and that complaint was later amended to, among other things, add California as a plaintiff.

14
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In the various complaints described above, which also include claims against certain former employees of Actavis and Teva USA, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints were transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On May 7, 2021, the Court chose the attorneys’ general third complaint filed on June 10, 2020, as subsequently amended, to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. The schedule set by the Court to govern the bellwether cases does not include trial dates, but provides for the parties to complete briefing on motions for summary judgment in the third quarter of 2024. On June 7, 2022, the Court dismissed the attorneys’ general claims for monetary relief under federal law, concluding that the federal statute under which the attorneys general brought suit authorizes injunctive relief only. However, the attorneys general have pending claims for monetary relief under state law. On February 27, 2023, the Court largely denied defendants’ motions to dismiss the federal claims asserted by the attorneys general in their bellwether complaint. Another motion to dismiss related to the state law claims asserted by the attorneys general in their bellwether complaint remains pending. The attorneys general have also moved for their complaints to be remanded to the U.S. District Court for the District of Connecticut, and that motion remains pending.
Teva has settled with the states of Mississippi (in June 2021), Louisiana (in March 2022), Georgia (in September 2022), Arkansas (in October 2022), Florida (in February 2023), and Kentucky (in June 2023). Teva paid each state an amount proportional to its share of the national population (approximately $1,000,000 for each 1% share of the national population), and the states have dismissed their claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA, pursuant to these settlements. These settlements, in addition to the status of ongoing negotiations with several other U.S. state attorneys general to settle on comparable terms, caused management to consider settlement of the claims filed by the remaining attorneys general to be probable, and management recorded an estimated provision in the third quarter of 2022. The States of Alabama (in March 2022) and Hawaii (in August 2023) and the territories of American Samoa (in July 2020) and Guam (in February 2023) have all voluntarily dismissed all of their claims in the litigation against Actavis and Teva USA. The dismissals by Alabama, Hawaii and Guam were with prejudice and the dismissal by American Samoa was without prejudice.
Beginning on March 2, 2016, and continuing through July 2023, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently an
opt-out
complaint filed by approximately 150 hospitals and pharmacies on July 1, 2023. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaints have been filed in the actions and each of the three cases have been placed in deferred status. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. There is also one similar complaint brought in Canada, which is in its early stages and alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. In August 2020, the U.S.

14
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It is alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On April 24, 2023, both parties filed summary judgment motions, and on July 14, 2023 the court denied Teva’s motion and granted the DOJ’s motion, adopting the DOJ’s positions on materiality, causation, and damages. Under that ruling, if the DOJ can prove that any specific claim for reimbursement resulted from an illegal kickback, then the DOJ will be entitled to recover the full amount of that claim as damages. The DOJ is seeking a maximum of over $1 billion in damages, which would automatically be trebled in the event of an adverse verdict, and Teva would also be subject to mandatory statutory penalties for each false claim, the amount of which (potentially billions of U.S. dollars in additional penalties, at the high end) will be determined by the court within a statutory range. On August 14, 2023, the district court granted Teva’s motion to certify the summary judgment ruling for an immediate appeal and stayed the trial that was scheduled to start in September 2023, while Teva seeks an appeal as to the causation standard that should govern the case. On August 24, 2023, Teva filed a petition to appeal the summary judgment ruling with the First Circuit Court of Appeals, which was granted on November 17, 2023. In the third quarter of 2023, Teva updated its provision based on its offer to settle this matter. Additionally, on January 8, 2021, Humana, Inc. (“Humana”) filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. Teva’s motion to dismiss Humana’s claims was denied as moot in May 2023 in light of the amended complaint filed by Humana in May 2023. In June 2023, Teva filed a joint motion to dismiss, together with co-defendant
Advanced Care Scripts, Inc., on the grounds that Humana lacks standing to assert RICO claims and the claims are time-barred and/or insufficiently pled, and that motion remains pending. On November 17, 2022, United Healthcare also filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint, which Teva moved to dismiss on March 10, 2023, and that motion was denied without prejudice on November 28, 2023 in anticipation of United Healthcare filing an amended complaint.
In April 2021, a city and county in Washington filed claims against Teva in the U.S. District Court for the Western District of Washington for alleged violations of the RICO Act, Washington’s Consumer Protection Act, and unjust enrichment concerning Teva’s sale of COPAXONE. Plaintiffs purport to represent a nationwide class of health plans and a subclass of Washington-based health plans that purchased and/or reimbursed health plan members for COPAXONE. Plaintiffs allege that Teva engaged in several fraudulent schemes that resulted in plaintiffs and the putative class members purchasing and/or reimbursing plan members for additional prescriptions of COPAXONE and/or at inflated COPAXONE prices. Plaintiffs seek treble damages for the excess reimbursements and inflated costs, as well as injunctive relief. On November 17, 2021, Teva moved to dismiss the suit, on the grounds that plaintiffs’ claims are barred by the applicable statutes of limitations and the direct purchaser rule, suffer from jurisdictional defects, and fail to plausibly allege fraud or other elements of their claims. On March 9, 2023, the court held a hearing on the motion to dismiss, and a decision remains pending.
On December 1, 2022, Teva received a civil subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting certain documents related to the sale and marketing of AUSTEDO and risperidone LAI. Teva is cooperating with the request for documents.
Opioids Litigation
Since May 2014, more than 3,500 complaints have been filed with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties, states, other governmental agencies, tribes and private plaintiffs (including various putative class actions of individuals) in both state and federal courts. The vast majority of these cases have been resolved. The

14
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

remaining,
non-settled
cases include a political subdivision case brought by the City of Baltimore and those brought by third party payers, both as individual cases and as class actions. The majority of the remaining cases are consolidated in the multidistrict litigation in the Northern District of Ohio (the “MDL Opioid Proceeding”). These cases assert claims under similar provisions of different state laws and generally allege that the defendants engaged in improper marketing and distribution of opioids, including ACTIQ
®
and FENTORA
®
. The complaints also assert claims related to Teva’s generic opioid products.
In addition, over 950 personal injury plaintiffs, including various putative class actions of individuals, have asserted personal injury and wrongful death claims in over 600 complaints, nearly all of which are consolidated in the MDL Opioid Proceeding. Furthermore, approximately 100 personal injury complaints have named Anda, Inc. (and other distributors and manufacturers) alleging that Anda failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the abuse and diversion of such products to individuals who used them for other than legitimate medical purposes. Plaintiffs seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. Certain plaintiffs assert that the measure of damages is the entirety of the costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages. The individual personal injury plaintiffs further seek non-economic
damages. In many of these cases, plaintiffs are seeking joint and several damages among all defendants.
In July 2022, Teva, the working group of States’ Attorneys General (the “Working Group”), the Multi-District Litigation Plaintiffs’ Executive Committee (“PEC”), and counsel for Native American tribes (“Tribes”) reached an agreement in principle on the financial terms of nationwide settlements similar in structure to the nationwide settlements of other defendants that were announced in July 2021. During the third quarter of 2022, Teva and Allergan resolved their dispute with respect to Teva’s indemnification obligations. In November 2022, Teva, Allergan, the Working Group and PEC, and representatives for the Tribes, finalized the terms of their respective proposed opioids nationwide settlement agreements. In January 2023, Teva confirmed participation from all states except Nevada, and decided to move forward with the participation process of the subdivisions. In February 2023, Teva and the Tribes finalized their opioids settlement with participation from 100% of the Tribes.
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
Teva has now settled with all 50 U.S. states and the Tribes. Teva’s estimated cash payments between 2023 and 2027 for all opioids settlements are: $424 million paid in 2023, $418 million payable in 2024; $364 million payable in 2025; $368 million payable in 2026; and $368 million payable in 2027. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2028.
Various Teva affiliates, along with several other pharmaceutical companies, were named as defendants in opioids cases initiated by approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Specifically, the lawsuits brought by the hospitals allege that they have incurred financial harm in the form of what they claimed to be increased operating costs for treating patients

14
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

whose underlying illnesses are purportedly exacerbated or complicated by opioid addiction. In July 2023, Teva and the representatives for acute care hospitals reached an agreement in principle on the financial terms of a national settlement. Under the financial terms of the proposed national settlement agreement, Teva will pay up to $126 million in cash, spread over 18 years, and supply up to $49 million of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 7 years. Teva’s proposed settlement agreement with the acute care hospitals and health systems is contingent upon Teva’s satisfaction, in the exercise of its sole discretion, with the level of participation by acute care hospitals and health care systems in the proposed settlement agreement.
In light of the nationwide settlement agreement between Teva and the States’ Attorneys General and their subdivisions, Teva’s indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements reached with Louisiana, Texas, Rhode Island, Florida, San Francisco, West Virginia, New York, the Tribes, and Nevada, the agreement in principle with the hospitals discussed above, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has recorded a provision. The provision is a reasonable estimate of the ultimate costs for Teva’s opioids settlements, after discounting payments to their net present value. Opioid-related lawsuits brought against Teva by the City of Baltimore, Maryland and dozens of third-party payers, such as unions and welfare funds, remain pending, with the Baltimore trial scheduled to commence in September 2024. A reasonable upper end of a range of loss cannot be determined for the entirety of the remaining opioid-related cases. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
In addition, Teva, certain of its subsidiaries and other defendants, are defending claims and putative class action lawsuits in Canada related to the manufacture, sale, marketing and distribution of opioid medications. The lawsuits include a claim by the Province of British Columbia on behalf of itself and a putative class of other federal and provincial governments, and claims of municipalities, First Nations, and persons who used opioids on behalf of themselves and putative classes. These cases are in early stages. In November and December 2023, the British Columbia Supreme Court held a hearing regarding preliminary motions, including plaintiffs’ certification motion, which remain pending.
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits subsequently were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019, asserting that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. From July 2017 to June 2019, other putative securities class actions were filed in other federal courts based on similar allegations and claims, and were transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors on behalf of plaintiffs in various forums across the country, but many of those plaintiffs
“opted-out”
of the Ontario Teachers Securities Litigation. On March 10, 2020, the Court consolidated the Ontario Teachers Securities Litigation with all of the above-referenced putative class actions for all purposes and the
“opt-out”
cases for pretrial purposes. On January 18, 2022, Teva entered

14
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. The vast majority of the total settlement amount was covered by the Company’s insurance carriers, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five-year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. On May 24, 2021, Teva moved to dismiss a majority of the
“opt-out”
complaints on various other grounds, and on May 1, 2023, the Court granted in part and denied in part Teva’s motions. Teva has settled several
“opt-out”
claims, but a number of
opt-out
cases remain outstanding. Teva also reached a settlement with shareholders who filed class actions in Israel with similar allegations to those raised in the Ontario Teachers Securities Litigation, which was approved by the court in Israel in November 2023.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On August 2, 2022, the court stayed all proceedings other than class certification proceedings pending the resolution of the DOJ PAP Complaint. On September 13, 2022, the plaintiff moved for class certification, which was granted by the court on November 3, 2023. On November 17, 2023, Teva filed a petition with the Third Circuit Court of Appeals for leave to appeal the class certification ruling, and that petition is pending. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
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

14
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Other Matters
On February 1, 2018, former shareholders of Ception Therapeutics, Inc., a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege that Cephalon breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR
®
(reslizumab) for the treatment of eosinophilic esophagitis (“EE”). The plaintiffs claim damages of at least $200 million, an amount they allege is equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). On December 28, 2018, following defendants’ motion to dismiss the complaint, the court granted the motion in part and dismissed all of plaintiffs’ claims, except for their claim against Cephalon for breach of contract. In November 2021, plaintiffs moved to amend their complaint to, among other things, reassert claims against the Company and Teva USA. However, on July 12, 2022, plaintiffs filed a new amended complaint that includes claims against Teva USA but not the Company, in exchange for Teva USA’s agreement to guarantee any judgment entered against Cephalon in the litigation. A bench trial for this matter was held in September 2022, closing arguments were heard in November 2023, and a ruling is expected in 2024.
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

14
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022, in which the three method of treatment patents were determined to be valid and infringed by Lilly and Teva was awarded $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment
patents to be invalid. Teva is appealing this decision and
filed a notice of
appeal
on October 24, 2023
. On June 8, 2021, Teva filed a second lawsuit in the U.S. District Court for the District of Massachusetts alleging that Lilly’s marketing and sale of galcanezumab product infringes two patents related to the treatment of refractory migraine. This second litigation was stayed pending resolution of Lilly’s IPR petitions challenging the patentability of these two patents. On September 25, 2023, the PTAB issued its written decision for invalidating these two patents. On October 11, 2023, the PTAB issued its written decision invalidating a third patent also related to the treatment of refractory migraine based on another Lilly IPR petition. Teva did not appeal the PTAB decision, and on
November 28
, 2023
,
the patent litigation involving the refractory migraine patents was dismissed.
Motions to approve derivative actions seeking monetary damages against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness, as well as motions for document disclosure prior to initiating derivative actions. Motions were filed with respect to several U.S. and EU settlement agreements, opioids, allegations related to the DOJ’s complaint regarding the COPAXONE patient assistance program in the U.S., and with respect to the COPAXONE European Commission’s investigation.
NOTE 13—Income taxes:

a.	Income (loss) before income taxes:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
Parent Company and its Israeli subsidiaries	$(767)	$(119)	$126
Non-Israeli subsidiaries	143	(3,044)	532

	$(624)	$(3,163)	$658

The financial data presented in the table above for the year ended December 31, 2022 have been revised as discussed in note 1b.

1
50

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

b.	Income taxes:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
In Israel	$(402)	$33	$124
Outside Israel	395	(676)	87

	$(7)	$(643)	$211

Current	$333	$430	$270
Deferred	(340)	(1,073)	(59)

	$(7)	$(643)	$211

	2023	2022	2021
	(U.S. $ in millions)
Income (loss) before income taxes (***)	$(624)	$(3,163)	$658
Statutory tax rate in Israel	23%	23%	23%

Theoretical provision for income taxes (***)	$(144)	$(727)	$151
Increase (decrease) in the provision for income taxes due to:
The Parent Company and its Israeli subsidiaries - Tax benefits arising from net deferred taxes, resulting from intellectual property related integration plans, including carryforward losses	(272)	—	—
Tax benefits arising from reduced tax rates under benefit programs	14	15	(12)
Mainly nondeductible items and prior year tax	—	35	20
Non-Israeli subsidiaries, including impairments (*)	372	941	117
Worthless stock deduction (**)	—	(909)	—
Increase (decrease) in other uncertain tax positions - net	23	2	(65)

Effective consolidated income taxes (***)	$(7)	$(643)	$211

*	In 2023 and 2022, income before income taxes includes goodwill impairment in non-Israeli subsidiaries that did not have a corresponding tax effect.
**
In 2022, one of Teva’s U.S. subsidiaries was determined to be insolvent for tax purposes (i.e., its liabilities exceeded the fair market value of its assets), mainly in light of its accumulated operational losses. Consequently, Teva recognized on its 2022 tax return, a worthless stock deduction of approximately $4.2 billion, with related tax benefit of approximately $909 million.

***	The financial data presented in the tables above for the year ended December 31, 2022 have been revised as discussed in note 1b.
Teva’s effective tax rate is the result of a variety of factors, including the geographic mix and type of products sold during the year, different effective tax rates applicable to non-Israeli
subsidiaries that have tax rates different than Teva’s average tax rates, net deferred tax benefits from intellectual property related integration plans, impairments, legal settlements, and interest expense disallowances. Such intellectual property related integration plans have been adopted to, among other things, address the global adoption of the OECD Pillar Two minimum effective corporate tax, commencing in 2024. Additionally, the effective tax rate includes adjustments to valuation allowances on deferred tax assets and adjustments to uncertain tax positions.

1
51

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

c.	Deferred income taxes:

	December 31,
	2023	2022
	(U.S. $ in millions)
Deferred tax assets (liabilities), net:
Inventory related	$76	$125
Sales reserves and allowances	81	89
Provision for legal settlements	702	703
Intangible assets (*)	(118)	(567)
Carryforward losses and deductions and credits (**)	2,463	2,850
Property, plant and equipment	(225)	(238)
Deferred interest	799	800
Provisions for employee related obligations	80	82
Other (***)	357	138

	4,215	3,982
Valuation allowance—in respect of carryforward losses and deductions that may not be utilized	(3,009)	(3,072)

	$1,206	$910

(*)	The increase in deferred tax is mainly due to intellectual property related integration.
(**)	The amounts are shown following a reduction for unrecognized tax benefits of $2 million and $1 million as of December 31, 2023 and 2022, respectively.
The amount as of December 31, 2023 represents the tax effect of gross carryforward losses and deductions with the following expirations:
2024
-
2025
$50 million;
2026
-
2033
$924 million;
2034
and thereafter $291 million. The remaining balance—$1,196 million—can be utilized with no expiration date.

(***)
The amounts shown are primarily comprised of Capitalization of R&D Expenses. Other deferred income taxes presented in the table above as of December 31, 2022, have been revised as discussed in note 1b.

The deferred income taxes are reflected in the balance sheets among:

	December 31,
	2023	2022
	(U.S. $ in millions)
Long-term assets—deferred income taxes (*)	1,812	1,458
Long-term liabilities—deferred income taxes	(606)	(548)

	$1,206	$910

(*)	Long-term assets—deferred income taxes presented in the tables above as of December 31, 2022, have been revised as discussed in note 1b.

15
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Uncertain tax positions:
The following table summarizes the activity of Teva’s gross unrecognized tax benefits:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
Balance at the beginning of the year	$638	$672	$888
Increase (decrease) related to prior year tax positions, net	(1)	(46)	(106)
Increase related to current year tax positions	15	42	7
Decrease related to settlements with tax authorities and lapse of applicable statutes of limitations	(15)	(31)	(115)
Other	14	1	(2)

Balance at the end of the year	$651	$638	$672

Uncertain tax positions, mainly of a long-term nature, include accrued potential penalties and interest of $224 million, $212 million and $210 million as of December 31, 2023, 2022 and 2021, respectively. The total amount of interest and penalties reflected in the consolidated statements of income was a net increase of $12 million, $2 million and $37 million for the years ended December 31, 2023, 2022 and 2021, respectively. Substantially all the above uncertain tax benefits, if recognized, would reduce Teva’s annual effective tax rate. Teva does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities or court decisions, the likelihood and timing of which is difficult to estimate.

e.	Tax assessments:
Teva files income tax returns in various jurisdictions with varying statutes of limitations. Teva and its subsidiaries in Israel have received final tax assessments through tax year 2011.
The Israeli tax authorities (“ITA”) issued tax assessment decrees for 2008-2011, 2012 and 2013-2016, challenging the Company’s positions on several issues. Teva has protested the 2008-2011, 2012 and 2013-2016 decrees before the Central District Court in Israel. On April 17, 2023, the ITA issued a tax assessment for 2017-2020 challenging the Company’s positions on several issues, which the Company intends to challenge.
In October 2021, the Central District Court in Israel held in favor of the ITA with respect to 2008-2011 decrees. Teva appealed this decision to the Israeli Supreme Court and the appeal hearing is expected to begin in March 2024. On December 6, 2023, the Central District Court issued a partial judgment on the 2012-2016 decrees, to apply the court’s findings in the judgment for the 2008-2011 decrees on the overlapping issues. The case with respect to the other issues under dispute for the 2012-2016 decrees remains pending. The next court hearing is scheduled for September 18, 2024. The tax liability resulting from the October 2021 and the December 2023 Central District Court decisions, with respect to the decrees for 2008-2011 and 2012-2016 was approximately $350 million, of which a portion has been paid during 2022 and 2023, with the remainder to be paid during 2024 and 2025.
Teva believes it has adequately provided for all of its uncertain tax positions, including those items currently under dispute, however, adverse results could be material.
In the U.S., Teva is subject to ongoing examination of its U.S. subsidiaries by federal and state tax authorities. The years 2015 to 2019 are open years, currently under IRS examination. Additionally, Teva is currently under examination by various state tax authorities for open years from 2014 to 2021. In addition to ongoing audits, Teva and its subsidiaries have tax years 2009 to 2014 that are in administrative suspense for one open matter, pending the outcome of the court cases discussed further below.

15
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva believes it has adequately provided for all uncertain tax positions for open years, and that any other adverse results of examinations or litigation would have an immaterial impact on the Company’s financial statements.
Teva currently has a legal proceeding in the U.S. Tax Court, one on appeal to the Third Circuit, which has ruled favorably for another taxpayer on a substantially similar matter, and one on appeal to the U.S. District Court of Appeals for the Federal Circuit. Each dispute with the IRS addresses the question of whether certain legal fees incurred related to Abbreviated New Drug Applications (“ANDAs”) were eligible to be deducted in the year incurred for tax purposes or were required to be amortized over longer periods under U.S. tax law. Teva received a favorable ruling in the Court of Federal Claims in August 2022, and the Department of Justice filed a notice of appeal in December 2022. The U.S. Tax Court case remains in the pre-trial
phase. While Teva continues to vigorously defend itself in these cases, and believes it is more-likely-than-not
to prevail, there is uncertainty in the outcome and an adverse ruling could materially affect the Company’s financial statements.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is ongoing. A final and binding decision against Teva in this case may lead to an impairment in an amount up to $126 million.
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

15
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

15
5

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
Pillar Two Taxation
The OECD introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% for large multinational corporations. On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement the minimum taxation component of 15% of the OECD’s reform of international taxation. Other countries have also enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. The OECD continues to release additional guidance and the Company is monitoring the new rules and country agreements. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures and does not expect Pillar
Two
to have a material impact on its effective tax rate or consolidated financial statements in the foreseeable future
.
NOTE 14—Equity:

a.	Ordinary shares and ADSs
As of December 31, 2023 and 2022, Teva had approximately 1.2 billion ordinary shares issued. Teva ordinary shares are traded on the
Tel-Aviv
Stock Exchange and on the New York Stock Exchange, in the form of American Depositary Shares (“ADSs”), each of which represents one ordinary share.

b.	Stock-based compensation plans
Stock-based compensation plans are comprised of stock options, RSUs, PSUs, and other equity-based awards to employees, officers, directors and consultants of the Company and its affiliates. The purpose of the

15
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
As of December 31, 2023, 65.8 million shares remain available for future awards under the 2020 Plan.
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

15
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Status of options
A summary of the status of the options granted by Teva as of December 31, 2023, 2022 and 2021, and changes during the years ended on those dates, is presented below (the number of options represents ordinary shares exercisable in respect thereof).

	Year ended December 31,
	2023		2022		2021
	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price
Balance outstanding at beginning of year	24,119	$36.83	29,015	$36.96	35,234	$37.27
Changes during the year:
Forfeited	(885)	34.65	(2,378)	33.77	(3,644)	36.09
Expired	(531)	37.57	(2,518)	41.26	(2,575)	42.40

Balance outstanding at end of year	22,703	36.89	24,119	36.83	29,015	36.96

Balance exercisable at end of year	22,703	36.89	24,119	36.83	26,989	38.30

No options
were
granted during 2023, 2022 and 2021.
The following table summarizes information as of December 31, 2023 regarding the number of ordinary shares issuable upon vested options:

Number of ordinary shares issuable upon exercise of vested options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life
	Number of shares	$	Years
Lower than $15.01	592	11.40	3.84
$15.01 - $25.00	7,374	18.95	4.14
$25.01 - $35.00	5,470	34.66	3.17
$35.01 - $45.00	61	37.97	2.78
$45.01 - $55.00	5,707	51.26	1.36
$55.01 - $65.00	3,500	59.04	1.34

Total	22,703	36.89	2.76

The aggregate intrinsic value represents the total
pre-tax
intrinsic value, based on the Company’s closing stock price of $10.44 on December 31, 2023, less the weighted average exercise price in each range. This represents the potential amount receivable by the option holders had all option holders exercised their options as of such date. As of December 31, 2023, there were no exercisable options that were in-the-money.
No options were exercised during 2023, 2022 and 2021.

15
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Status of
non-vested
RSUs and PSUs
The following table summarizes information about the number of RSUs and PSUs granted and outstanding:

	Year ended December 31,
	2023		2022		2021
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Balance outstanding at beginning of year	32,302	$9.11	24,412	$11.58	20,720	$13.81
Granted	16,608	9.77	18,755	7.42	12,748	10.42
Vested	(10,195)	10.28	(7,571)	13.02	(6,818)	15.60
Forfeited	(3,052)	9.81	(3,293)	9.81	(2,238)	12.18

Balance outstanding at end of year	35,664	9.07	32,302	9.11	24,412	11.58

The Company expenses compensation costs are based on the grant-date fair value. For the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation costs as follows:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
Employee stock options	$—	$2	$16
RSUs and PSUs	121	122	103

Total stock-based compensation expense	121	124	119
Tax effect on stock-based compensation expense	11	9	12

Net effect	$110	$115	$107

As of December 31, 2023, the total unrecognized compensation cost before tax on RSUs/PSUs amounted to $192 million. The cost is expected to be recognized over a weighted average period of approximately 2.5 years. There were no unrecognized compensation costs related to employee stock options.

c.	Dividends
Teva has not paid dividends on Teva ordinary shares or ADSs since December 2017.

15
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Accumulated other comprehensive loss
The components of accumulated other comprehensive loss attributable to Teva are presented in the table below:

	Net Unrealized Gains/(Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains/(losses) and prior service (costs)/ credits	Total
	(U.S. $ in millions)
Balance as of January 1, 2021	$(1,919)	(363)	(117)	(2,399)
Other comprehensive income/(loss) before reclassifications	(386)	—	18	(368)
Amounts reclassified to the statements of income	—	39	18	57

Net other comprehensive income/(loss) before tax	(386)	39	36	(311)
Corresponding income tax	31	—	(4)	27

Net other comprehensive income/(loss) after tax*	(355)	39	32	(284)

Balance as of December 31, 2021	(2,274)	(324)	(85)	(2,683)

Other comprehensive income/(loss) before reclassifications	(223)	—	40	(183)
Amounts reclassified to the statements of income	—	29	27	56

Net other comprehensive income/(loss) before tax	(223)	29	67	(127)
Corresponding income tax	(17)	—	(10)	(27)

Net other comprehensive income/(loss) after tax*	(240)	29	57	(154)

Balance as of December 31, 2022	(2,514)	(295)	(28)	(2,838)

Other comprehensive income/(loss) before reclassifications	167	(1)	(17)	149
Amounts reclassified to the statements of income	—	30	(4)	26

Net other comprehensive income/(loss) before tax	167	29	(21)	175
Corresponding income tax	(37)	—	3	(34)

Net other comprehensive income/(loss) after tax*	130	29	(18)	141

Balance as of December 31, 2023	$(2,384)	$(266)	$(46)	$(2,697)

*	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of $50 million loss in 2023, $116 million loss in 2022 and $107 million loss in 2021.

1
60

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 15—Other asset impairments, restructuring and other items:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
Impairment of long-lived tangible assets (1)	$28	$47	$160
Contingent consideration (see note 20) (2)	548	261	7
Restructuring	111	146	133
Other	30	57	41

Total	$718	$512	$341

(1)	Including impairments related to exit and disposal activities.
(2)	The contingent consideration presented in the tables above for the year ended December 31, 2022 have been revised as discussed in note 1b.
Impairments
Impairments of tangible assets for the years ended December 31, 2023, 2022 and 2021 were $28 million, $47 million and $160 million, respectively. Impairments for the year ended December 31, 2023 were mainly related to certain assets in Europe and North America. Impairments for the year ended December 31, 2022 were mainly related to certain assets North America. Impairments for the year ended December 31, 2021 were mainly related to certain assets in Europe and North America.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities and its “Pivot to Growth Strategy”.
Contingent consideration
In 2023, Teva recorded expenses of $548 million for contingent consideration, compared to expenses of $261 million in 2022 and $7 million in 2021. Expenses in 2023 were mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. Expenses in 2022, which were revised as discussed in note 1b, were mainly related to changes in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
).
Restructuring
In 2023, Teva recorded $111 million of restructuring expenses, compared to $146 million in 2022 and $133 million in 2021. Expenses in 2023 and 2022 were primarily related to network consolidation activities. Expenses in 2021 were primarily related to network consolidation activities and residual expenses of the restructuring plan announced in 2017.

1
61

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table provides the components of restructuring costs:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
Restructuring
Employee termination	$52	$117	$117
Other	59	29	16

Total	$111	$146	$133

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2021	$(115)	$(7)	$(122)

Provision	(117)	(16)	(133)
Utilization and other*	101	16	117

Balance as of December 31, 2021	$(131)	$(7)	$(138)

Provision	(117)	(29)	(146)
Utilization and other*	136	29	165

Balance as of December 31, 2022	$(112)	$(7)	$(119)

Provision	(52)	(59)	(111)
Utilization and other*	90	59	149

Balance as of December 31, 2023	$(75)	$(7)	$(82)

*	Includes adjustments for foreign currency translation.
NOTE 16 – Other income:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs (1)	$3	$46	$51
Section 8 and similar payments	5	13	19
Gain (loss) on sale of assets (2)	25	18	7
Other, net (3)	16	31	22

Total other income	$49	$107	$98

(1)	In 2022 mainly related to the divestment of several activities in North America and International Markets. In 2021, mainly due to capital gains related to the sale of certain OTC assets.
(2)	In 2023 mainly related to the divestment of assets in International Markets.
(3)	In 2022 mainly the result of settlement proceeds related to the International Markets segment.

16
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 17—Financial expenses, net:

	Year ended December, 31
	2023	2022	2021
	(U.S. $ in millions)
Interest expenses and other bank charges	$1,029	$930	$891
(Income) loss from investments (1)	(68)	(10)	90
Foreign exchange (gains) losses, net	30	(16)	7
Other, net (2)	66	61	71

Total finance expense, net	$1,057	$966	$1,058

(1)	Loss from investments in 2021 comprised mainly of revaluation gains and loss of Teva’s investment in American Well Corporation (“American Well”).
(2)	Amortization of issuance costs and terminated derivative instruments.
NOTE 18—Earnings (loss) per share:
The net income (loss) attributable to Teva and the weighted average number of ordinary shares used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year ended December, 31
	2023	2022	2021
	(U.S. $ in millions, except share data)
Net income (loss) used for the computation of basic and diluted earnings (loss) per share*	$(559)	$(2,446)	$417

Weighted average number of shares used in the computation of basic earnings (loss) per share	1,119	1,110	1,102

Weighted average number of shares used in the computation of diluted earnings (loss) per share	1,119	1,110	1,107

*	Net income (loss) presented in the table above for the year ended December 31, 2022 has been revised as discussed in note 1b.
Basic earnings (loss) per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested RSUs and PSUs during the period), net of treasury shares.
In computing diluted loss per share for the year ended December 31, 2023 and 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
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

16
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Basic and diluted loss per share was $0.50 for the year ended December 31, 2023, compared to basic and diluted loss per share of $2.20 for the year ended December 31, 2022 and basic and diluted earnings per share of $0.38 for the year ended December 31, 202
1
.
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
In conjunction with a recent shift in executive management responsibilities and in alignment with Teva’s Pivot to Growth strategy, Teva decided that Canada will no longer be included as part of Teva’s North America segment as of January 1, 2024. From that date, Teva’s North America segment will be comprised solely of the United States, while Canada will be reported as part of the Company’s International Markets segment. Teva will align its internal financial and segment reporting and its reporting units in coordination with this shift effective January 1, 2024.
On January 31, 2024, Teva announced that it intends to divest its API business (including its R&D, manufacturing and commercial activities) through a sale, which divestment is expected to be completed in the first half of 2025. The intention to divest is in alignment with Teva’s Pivot to Growth strategy. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all.

16
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

a.	Segment information:

	Year ended December 31,
	2023
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$8,124	$4,837	$1,958
Gross profit	4,421	2,726	1,050
R&D expenses	625	220	83
S&M expenses	1,005	767	420
G&A expenses	403	263	118
Other income	(8)	(2)	(35)

Segment profit	$2,396	$1,478	$464

	Year ended December 31,
	2022
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$7,452	$4,525	$1,903
Gross profit	3,926	2,700	1,033
R&D expenses	532	213	72
S&M expenses	941	748	405
G&A expenses	474	246	119
Other income	(15)	(3)	(43)

Segment profit	$1,993	$1,496	$479

	Year ended December 31,
	2021
	North America	Europe	International Markets
	(U.S. $ in millions)
Revenues	$7,809	$4,886	$2,032
Gross profit	4,226	2,823	1,118
R&D expenses	618	244	68
S&M expenses	988	846	417
G&A expenses	427	244	109
Other income	(31)	(5)	(5)

Segment profit	$2,224	$1,494	$529

16
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
North America profit	$2,396	$1,993	$2,224
Europe profit	1,478	1,496	1,494
International Markets profit	464	479	529

Total reportable segments profit	4,338	3,968	4,246
Profit of other activities	24	172	154

Total segments profit	4,361	4,139	4,401
Amounts not allocated to segments:
Amortization	616	732	802
Other asset impairments, restructuring and other items (1)	718	512	341
Goodwill impairment	700	2,045	—
Intangible assets impairments	350	355	424
Legal settlements and loss contingencies	1,043	2,082	717
Other unallocated amounts	502	610	402

Consolidated operating income (loss) (1)	433	(2,197)	1,716

Financial expenses, net	1,057	966	1,058

Consolidated income (loss) before income taxes (1)	$(624)	$(3,163)	$658

(1)	The data presented for 2022 have been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. See note 1b.

b.	Segment revenues by major products and activities:
The following tables present revenues by major products and activities for each segment for the year ended December 31, 2023, 2022 and 2021:
North America segment:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
Generic products	$3,475	$3,549	$3,769
AJOVY	230	218	176
AUSTEDO	1,225	963	802
BENDEKA and TREANDA	241	316	385
COPAXONE	320	387	577
Anda	1,577	1,471	1,323
Other*	1,056	549	777

Total	$8,124	$7,452	$7,809

*	Other revenues were mainly comprised of a $ 500 million upfront payment received in the fourth quarter of 2023, in connection with the collaboration on Teva’s anti-TL1A asset. See note 2.

16
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Europe segment:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
Generic products	$3,664	$3,466	$3,569
AJOVY	160	124	87
COPAXONE	231	268	391
Respiratory products	265	273	356
Other*	516	393	483

Total	$4,837	$4,525	$4,886

*	Other revenues in 2023 were mainly related to the sale of certain product rights.
International Markets segment:

	Year ended December 31,
	2023	2022	2021
	(U.S. $ in millions)
Generic products	$1,594	$1,586	$1,649
AJOVY	44	35	50
COPAXONE	39	36	37
Other	281	246	295

Total	$1,958	$1,903	$2,032

Revenues are attributable to countries based on sales to third parties in such countries. Revenues within the United States constituted 49%, 47% and 46% of Teva’s consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Revenues within the Company’s country of domicile (Israel) constituted 2%, 2% and 2% of Teva’s consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

c.	Supplemental data—major customers:
The following table represents the percentage of consolidated third party net sales to Teva’s major customers during the years ended December 31, 2023, 2022 and 2021.

	Percentage of Third Party Net Sales
	2023	2022	2021
McKesson Corporation	9%	10%	11%
AmerisourceBergen Corporation	9%	10%	11%
Most of Teva’s revenues from these customers were in the North America segment.

16
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Property, plant and equipment—by geographical location were as follows:

	December 31,
	2023	2022
	(U.S. $ in millions)
Israel	$1,312	$1,401
Germany	1,318	1,143
United States	596	625
Croatia	447	445
Czech republic	309	318
Hungary	279	294
Ireland	266	268
Other	1,222	1,245

Total property, plant and equipment	$5,750	$5,739

NOTE 20—Fair value measurement:
Financial items carried at fair value as of December 31, 2023 and 2022 are classified in the tables below in one of the three categories described in note 1g:

	December 31, 2023
	Level 1	Level 2	Level 3		Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,704	—		—	$1,704
Cash, deposits and other	1,522	—		—	1,522
Investment in securities:
Investment in convertible bond security	—	—		40	40
Equity securities	7	—		—	7
Other	1	—		—	1
Restricted cash	1	—		—	1
Derivatives:
Asset derivatives :
Options and forward contracts	—	38		—	38
Cross-currency interest rate swap	—	8		—	8
Liabilities derivatives :					—
Options and forward contracts	—	(39)		—	(39)
Bifurcated embedded derivatives	—	—	§		—
Contingent consideration*	—	—		(517)	(517)

Total	$3,235	$7		$(477)	$2,765

16
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Level 1	Level 2	Level 3		Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,222	—		—	$1,222
Cash, deposits and other	1,579	—		—	1,579
Investment in securities:
Equity securities	9	—		—	9
Other	5	—		1	6
Restricted cash	33	—		—	33
Derivatives:
Asset derivatives:
Options and forward contracts	—	29		—	29
Liability derivatives:
Options and forward contracts		(101)			(101)
Bifurcated embedded derivatives	—	—	§		—
Contingent consideration*	—	—		(251)	(251)

Total	$2,848	$(73)		$(250)	$2,525

§	Represents an amount less than $0.5 million.
*
Contingent consideration represents liabilities recorded at fair value in connection with acquisitions. The contingent consideration liability is recorded under accrued expenses and other taxes and long-term liabilities. The financial data presented in the tables above as of December 31, 2022 have been revised as discussed in note 1b.

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
The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of income. Significant changes in unobservable inputs, mainly the cash flows projected, could result in material changes to the contingent consideration liabilities. A change of the discount rate by
1
%
 would have not resulted in material changes to the contingent consideration liabilities.
The convertible debt security is accounted for as available for sale with changes in fair value reflected in other comprehensive income. As of December 31, 2023, the fair value of the conversion option is negligible.

16
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs.

	December 31, 2023	December 31, 2022
	(U.S. $ in millions)
Fair value at the beginning of the period	$(250)	$(175)
Investment in convertible bond **	40	—
Bifurcated embedded derivatives	§	§
Additional contingent consideration resulting from Novetide acquisition*	—	(11)
Adjustments to provisions for contingent consideration:
Allergan transaction***	(422)	(240)
Eagle transaction	(132)	(21)
Novetide transaction	2	—
Settlement of contingent consideration:
Allergan transaction	207	109
Eagle transaction	76	88
Novetide transaction	2	—

Fair value at the end of the period	$(477)	$(250)

§	Represents an amount less than $ 0.5 million.
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

**	On September 29, 2023, Teva invested $40 million in subordinated convertible bonds, which were issued by Alvotech, pursuant to a convertible bond instrument dated December 20, 2022. (see note 2).
***	The financial data presented in the tables above with respect to adjustments to provisions for contingent consideration related to Allergan in 2022 have been revised as discussed in note 1b.
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

1
70

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value consist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 9), and are presented in the below table in terms of fair value:

	Estimated fair value*
	December 31,
	2023	2022
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$17,214	$16,694
Senior notes and convertible senior debentures included under short-term debt	1,651	2,075

Total	$18,865	$18,769

*	The fair value was estimated based on quoted market prices.
NOTE 21—Long-term employee-related obligations:

a.	Long-term employee-related obligations consisted of the following:

	December 31,
	2023	2022
	(U.S. $ in millions)
Accrued severance obligations	$74	$74
Defined benefit plans	73	58

Total	$148	$132

As of December 31, 2023 and 2022, Teva had $90 million and $79 million, respectively, deposited in funds managed by financial institutions and earmarked by management to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other non-current
assets.
Most of the change resulted from actuarial updates, as well as from exiting from several defined benefit plans in several countries.
The Company expects to expense an approximate contribution of $115 million in 2024 to pension funds and insurance companies in connection with its severance and pension pay obligations.
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

1
71

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The Company expects to pay the following future minimum benefits to its employees: $14 million in 2024; $13 million in 2025; $13 million in 2026; $13 million in 2027; $15 million in 2028; and $80 million in the aggregate between 2029 to 2033. These amounts do not include amounts that may be paid to employees who cease working with the Company before their normal retirement age.

17
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 22—Quarterly financial data (Unaudited):
As discussed in note 1b, the Company identified errors in a single contingent consideration liability and related expenses in connection with estimated future royalty payments, along with corresponding deferred tax adjustments, and determined that certain line items in connection with the Company’s unaudited quarterly financial data for 2023 and 2022 needed to be revised. The following tables, which present unaudited quarterly financial data for 2023 and 2022, reflect such revision:

	Three months ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	U.S $ in millions (except per share amounts)
Net revenues	$4,457	3,850	3,878	3,661
Gross profit	2,416	1,851	1,796	1,582
Net income (loss)*	465	78	(905)	(253)
Net income (loss) attributable to Teva*	461	70	(871)	(220)

Earnings (loss) per share attributable to ordinary shareholders:
Basic*	$0.41	0.06	(0.78)	(0.20)
Diluted*	$0.41	0.06	(0.78)	(0.20)

	Three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	U.S $ in millions (except per share amounts)
Net revenues	$3,884	3,595	3,786	3,661
Gross profit	1,770	1,669	1,794	1,740
Net income (loss)*	(1,333)	63	(278)	(952)
Net income (loss) attributable to Teva*	(1,301)	61	(251)	(955)

Earnings (loss) per share attributable to ordinary shareholders:
Basic*	$(1.17)	0.05	(0.23)	(0.86)
Diluted*	$(1.17)	0.05	(0.23)	(0.86)

*
The data presented for the above quarterly periods (except for the three months ended March 31, 2022 and the three months ended December 31, 2023) have been revised to reflect a revision of the line items in the consolidated financial statements. See tables below and note 1b.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The tables below present the impact of the revision on the line items within the Company’s unaudited quarterly financial data for 2023 and 2022:
Consolidated Statements of Income (loss)

	Three months ended
	September 30, 2023			June 30, 2023			March 31, 2023
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
	U.S $ in millions (except per share amounts)
Other asset impairments, restructuring and other items	$46	11	57	$100	8	108	$96	15	110
Operating income (loss)	355	(11)	344	(646)	(8)	(654)	2	(15)	(13)
Income (loss) before income taxes	75	(11)	64	(914)	(8)	(923)	(258)	(15)	(272)
Income taxes (benefit)	(12)	§	(12)	(16)	§	(16)	(19)	§	(19)
Net income (loss)	88	(11)	78	(898)	(8)	(905)	(238)	(15)	(253)
Net income (loss) attributable to Teva	80	(11)	70	(863)	(8)	(871)	(205)	(15)	(220)
Earnings per share attributable to ordinary shareholders:
Basic	$0.07	(0.01)	0.06	$(0.77)	(0.01)	(0.78)	$(0.18)	(0.02)	(0.20)
Diluted	$0.07	(0.01)	0.06	$(0.77)	(0.01)	(0.78)	$(0.18)	(0.02)	(0.20)

§ Represents an amount less than $0.5 million.

	Three months ended
	December 31, 2022			September 30, 2022			June 30, 2022
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
	U.S $ in millions (except per share amounts)
Other asset impairments, restructuring and other items	$132	85	217	$36	(5)	31	$118	18	137
Operating income (loss)	(855)	(85)	(940)	419	5	424	(949)	(18)	(967)
Income (loss) before income taxes	(1,100)	(85)	(1,185)	166	5	171	(1,160)	(18)	(1,178)
Income taxes (benefit)	154	(5)	149	107	§	107	(900)	§	(900)
Net income (loss)	(1,254)	(80)	(1,333)	58	5	63	(259)	(18)	(278)
Net income (loss) attributable to Teva	(1,221)	(80)	(1,301)	56	5	61	(232)	(18)	(251)
Basic	$(1.10)	(0.07)	(1.17)	$0.05	—	0.05	$(0.21)	(0.02)	(0.23)
Diluted	$(1.10)	(0.07)	(1.17)	$0.05	—	0.05	$(0.21)	(0.02)	(0.23)

§ Represents an amount less than $0.5 million.
Consolidated Balance Sheets

	September 30, 2023			June 30, 2023			March 31, 2023
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
	U.S $ in millions (except per share amounts)
Deferred income taxes	$1,748	7	1,755	$1,578	5	1,583	$1,572	5	1,577
Total assets	42,088	7	42,095	43,095	5	43,100	43,456	5	43,461
Other taxes and long-term liabilities	3,818	132	3,950	3,973	121	4,094	3,869	113	3,982
Total long-term liabilities	23,182	132	23,314	23,543	121	23,664	24,433	113	24,546
Total liabilities	34,576	132	34,708	35,387	121	35,508	34,844	113	34,957
Teva shareholders’ equity:
Accumulated deficit	(13,870)	(125)	(13,995)	(13,950)	(116)	(14,066)	(13,086)	(108)	(13,194)
Total equity	7,512	(125)	7,387	7,708	(116)	7,592	8,612	(108)	8,504
Total liabilities and equity	$42,088	7	42,095	$43,095	5	43,100	$43,456	5	43,461

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes
to
Consolidated Financial Statements—(Continued)

	December 31, 2022			September 30, 2022			June 30, 2022
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
	U.S $ in millions (except per share amounts)
Deferred income taxes	$1,453	5	1,458	$1,546	§	1,546	$1,595	§	1,595
Total assets	44,006	5	44,011	44,252	§	44,252	45,932	§	45,932
Other taxes and long-term liabilities	3,847	98	3,945	3,846	13	3,859	3,842	18	3,860
Total long-term liabilities	23,846	98	23,944	23,200	13	23,213	25,107	18	25,125
Total liabilities	35,315	98	35,413	34,734	13	34,747	36,103	18	36,121
Accumulated deficit	(12,882)	(93)	(12,975)	(11,660)	(13)	(11,673)	(11,716)	(18)	(11,734)
Total equity	8,691	(93)	8,598	9,519	(13)	9,506	9,828	(18)	9,810
Total liabilities and equity	$44,006	5	44,011	$44,252	—	44,252	$45,932	—	45,932

§ Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2023
(U.S. $ in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts including credit losses:
Year ended December 31, 2023	$162	$10	$(6)	$(2)	164

Year ended December 31, 2022	$164	$8	$(2)	$(8)	$162

Year ended December 31, 2021	$200	$(8)	$—	$(28)	$164

Allowance in respect of carryforward tax losses and deductions that may not be utilized:
Year ended December 31, 2023	$3,072	$161	$—	$(224)	$3,009

Year ended December 31, 2022	$2,723	$443	$—	$(93)	$3,072

Year ended December 31, 2021	$2,547	$336	$—	$(160)	$2,723

17
6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Teva maintains “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in Teva’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Teva’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

After evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described below, as of such date, the Company’s disclosure controls and procedures were not effective.

In light of this material weakness, management performed certain substantive procedures of roll-forward calculations and reconciliations, allowing Teva’s Chief Executive Officer and Chief Financial Officer to conclude that, notwithstanding the material weakness described below, the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, Teva’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Report of Teva Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Teva’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, due to the existence of a material weakness in internal control over financial reporting described below, as of such date, Teva’s internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective control over the contingent consideration liability and related expenses in connection with estimated future royalty payments. This material weakness resulted in the misstatement of our “Other asset impairments, restructuring and other items”, “Net income” and “Other taxes and long-term liabilities” and related financial disclosures, and led to the revision of the Company’s consolidated financial statements for the year ended December 31, 2022, and the interim financial information for the quarterly and year-to-date periods ended June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our internal control over financial reporting as of December 31, 2023, has been audited by Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Remediation Plan

To remediate this material weakness, we are implementing the following specific controls to address it and to enhance our disclosure controls and procedures over the contingent consideration liability: (i) define responsibilities over the end-to-end process; (ii) enhance the formality and rigor of reconciliation procedures; and (iii) implement additional monitoring controls through management reviews. We may design and implement additional controls that we determine to be necessary during the remediation process.

The identified material weakness will be considered remediated once the additional internal controls discussed above have been designed, implemented and operate effectively for a sufficient period of time to allow management to conclude that the material weakness has been fully remediated.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, each of the following officers adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K). All trading plans are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Name and Title	Date	Action	Expiration Date	Maximum Shares Subject to Plan (1)
Richard D. Francis, President and CEO	November 13, 2023	Adopted	March 6, 2024	228,886
Vikki Conway, Acting Head of Global Human Resources	November 21, 2023	Adopted	March 8, 2024	21,544
Richard Daniell, EVP, Head of European Commercial	November 13, 2023	Adopted	March 8, 2024	379,746
Eric Drapé, EVP, Global Operations	November 13, 2023	Adopted	March 8, 2024	341,312
Dr. Eric Hughes, EVP, Global R&D and Chief Medical Officer	November 13, 2023	Adopted	August 3, 2024	77,642
Eli Kalif, EVP, Chief Financial Officer	November 27, 2023	Adopted	March 8, 2024	77,550

(1)	Certain plans include shares to be sold solely to cover tax withholding obligations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to Teva’s 2024 Proxy Statement, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023, with respect to Teva’s directors, executive officers and corporate governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to Teva’s 2024 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2023, with respect to Teva’s executive compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to Teva’s 2024 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2023, with respect to the security ownership of certain beneficial owners and management and related stockholder matters of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to Teva’s 2024 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2023, with respect to certain relationships and related transactions, and director independence of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to Teva’s 2024 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2023, with respect to principal accountant fees and services provided to Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Annual Report on Form 10-K:

Exhibits

(b) The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to Registration Statement on Form F-1 (Reg. No. 33-15736)) (1)

3.2	Amendment to Memorandum of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on December 14, 2018) (1)

3.3	Articles of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on June 23, 2022)

4.1	Second Amended and Restated Deposit Agreement, dated as of December 4, 2018, among Teva Pharmaceutical Industries Limited, Citibank, N.A., as depositary, and the holders from time to time of shares (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on December 4, 2018)

4.2	Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on January 31, 2006)

4.3	First Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 0.25% Convertible Senior Debentures due 2026 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on January 31, 2006)

4.4	Second Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 6.150% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on January 31, 2006)

4.5	Third Supplemental Senior Indenture, dated as of March 16, 2010, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, relating to Teva’s 0.25% Convertible Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on May 4, 2010)

4.6	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on November 10, 2011)

4.7	Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on March 31, 2015)

4.8	Supplemental Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.250% Senior Notes due 2023 and the form of 1.875% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on March 31, 2015)

4.9	Second Supplemental Senior Indenture, dated as of July 25, 2016, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.125% Senior Notes due 2024 and the form of 1.625% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on July 25, 2016)

4.10	Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on July 21, 2016)

4.11	First Supplemental Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 2.200% Senior Notes due 2021, the form of 2.800% Senior Notes due 2023, the form of 3.150% Senior Notes due 2026 and the form of 4.100% Senior Notes due 2046 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on July 21, 2016)

4.12	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 1.000 per cent Notes due 2025 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on July 28, 2016)

4.13	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2022 Notes) (incorporated by reference to Exhibit 4.5 to Form 6-K filed with the SEC on July 28, 2016)

4.14	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2025 Notes) (incorporated by reference to Exhibit 4.6 to Form 6-K filed with the SEC on July 28, 2016)

4.15	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.16	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 6.000% Senior Notes due 2024 and the form of 6.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.17	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.18	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.19	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 6.000% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 25, 2019)

4.20	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on November 25, 2019)

4.21	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of 3.750% Sustainability-Linked Senior Notes due 2027 and the form of 4.375% Sustainability-Linked Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 10, 2021)

4.22	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 4.750% Sustainability-Linked Senior Notes due 2027 and the form of 5.125% Sustainability-Linked Senior Notes due 2029 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on November 10, 2021)

4.23	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.33 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

4.24	Fourth Supplemental Senior Indenture, dated as of March 9, 2023, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 7.375% Sustainability-Linked Senior Notes due 2029 and the form of the 7.875% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.25	Fourth Supplemental Senior Indenture, dated as of March 9, 2023, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.875% Sustainability-Linked Senior Notes due 2029 and the form of the 8.125% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.26	Other long-term debt instruments: The registrant hereby undertakes to provide the Securities and Exchange Commission with copies upon request.

10.1	Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of April 29, 2022, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V. and Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Bank of America, N.A., as administrative agent, Bank of America Europe Designated Activity Company, as sustainability coordinator and documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.2	Amendment to Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of February 6, 2023, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V. and Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Bank of America, N.A. and the certain other lenders party thereto (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the SEC on February 10, 2023)

10.3	Global Opioids Settlement Agreement, effective on August 7, 2023, between Teva Pharmaceutical Industries Ltd. and the states, subdivisions and special districts named therein (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.4	Deferred Prosecution Agreement with the U.S. Department of Justice, dated August 21, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 24, 2023)

10.5	Employment Agreement, dated November 21, 2022, between Teva Pharmaceutical Industries Limited and Richard D. Francis (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed with the SEC on February 10, 2023)

10.6	Employment Agreement, dated as of March 12, 2020, between Teva Pharmaceutical Industries Limited and Eric Drapé (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the SEC on February 10, 2021)

10.7	Employment Agreement, dated as of November 6, 2019, between Teva Pharmaceutical Industries Limited and Eli Kalif (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.8	Amendment to Employment Agreement between Teva Pharmaceutical Industries Limited and Eli Kalif, dated as of February 6, 2020 (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.9	Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement filed with the SEC on June 8, 2017)

10.10	Teva Pharmaceuticals USA, Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.11	Form of Indemnification and Release Agreement (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.12	Form of Director Award Agreement (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.13	Teva Pharmaceutical Industries Limited 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit Appendix A to our Definitive Proxy Statement filed with the SEC on April 22, 2020)

10.14	Form Bonus Letter Agreement (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.15	Form Award Agreement under Teva’s 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.16	Form Award Agreement (RSUs and PSUs) under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.17	Teva Pharmaceutical Industries Limited Israeli Subplan of Teva’s 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.18	Employment Agreement, dated as of December 22, 2013, between Teva Pharmaceutical Industries Limited and Mark Sabag (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.19	Letter Agreement, dated as of June 2017, between Teva Pharmaceutical Industries Limited and Mark Sabag (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.20	Appointment Letter, dated as of July 27, 2021, of Mark Sabag (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.21	Letter Agreement, dated as of December 27, 2022, between Teva Pharmaceutical Industries and Eric Drape (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed with the SEC on February 10, 2023)

10.22	Letter Agreement, dated as of February 8, 2023, between Teva Pharmaceutical Industries Ltd. and Eric Drapé (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.23	Employment Agreement, dated as of September 25, 2018, between Teva UK Limited and Richard Daniell *

10.24	Letter Agreement, dated as of February 11, 2022, between Teva Pharmaceuticals Europe and Richard Daniell *

18	Kesselman & Kesselman Preferability Letter dated August 5, 2020 (incorporated by reference to Exhibit 18 to Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020)

21	Subsidiaries of the Registrant *

23	Consent of Kesselman & Kesselman, independent registered public accountants *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

97	Policy Relating to Recovery of Erroneously Awarded Compensation *

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	English translation or summary from Hebrew original, which is the official version

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

By:	/s/ Richard D. Francis
Name:	Richard D. Francis
Title:	President and Chief Executive Officer
Dated:	February 12, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each of the undersigned directors and/or officers of Teva Pharmaceutical Industries Limited, a corporation organized under the laws of Israel, hereby constitutes and appoints Richard D. Francis, Eli Kalif, Dov Bergwerk and Amir Weiss, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign, execute and deliver with the U.S. Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ Dr. Sol J. Barer Dr. Sol J. Barer	Chairman of the Board of Directors	February 12, 2024

By:	/s/ Richard D. Francis Richard D. Francis	President and Chief Executive Officer and Director	February 12, 2024

By:	/s/ Eli Kalif Eli Kalif	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 12, 2024

By:	/s/ Amir Weiss Amir Weiss	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 12, 2024

By:	/s/ Rosemary A. Crane Rosemary A. Crane	Director	February 12, 2024

By:	/s/ Amir Elstein Amir Elstein	Director	February 12, 2024

	Name	Title	Date

By:	/s/ Gerald M. Lieberman Gerald M. Lieberman	Director	February 12, 2024

By:	/s/ Roberto A. Mignone Roberto A. Mignone	Director	February 12, 2024

By:	/s/ Dr. Perry D. Nisen Dr. Perry D. Nisen	Director	February 12, 2024

By:	/s/ Prof. Ronit Satchi-Fainaro Prof. Ronit Satchi-Fainaro	Director	February 12, 2024

By:	/s/ Prof. Varda Shalev Prof. Varda Shalev	Director	February 12, 2024

By:	/s/ Janet S. Vergis Janet S. Vergis	Director	February 12, 2024

By:	/s/ Dr. Tal Zaks Dr. Tal Zaks	Director	February 12, 2024

186