Form 10-Q
period 2024-03-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2024-05-08
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
of the Act). Yes ☐ No ☒
As of March 31, 2024, the registrant had 1,132,640,597 ordinary shares outstanding.

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

•
our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; delays in launches of new generic products; our ability to develop and commercialize biopharmaceutical products; competition for our innovative medicines; our ability to achieve expected results from investments in our product pipeline; our ability to develop and commercialize additional pharmaceutical products; our ability to successfully execute our Pivot to Growth strategy, including to expand our innovative and biosimilar medicines pipeline and profitably commercialize the innovative medicines and biosimilar portfolio, whether organically or through business development, and to sustain and focus our portfolio of generics medicines; and the effectiveness of our patents and other measures to protect our intellectual property rights, including any potential challenges to our Orange Book patent listings in the U.S.;

•
our substantial indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments, may result in a future downgrade of our credit ratings; and our inability to raise debt or borrow funds in amounts or on terms that are favorable to us;

•
our business and operations in general, including: the impact of global economic conditions and other macroeconomic developments and the governmental and societal responses thereto; the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; effectiveness of our optimization efforts; our ability to attract, hire, integrate and retain highly skilled personnel; interruptions in our supply chain or problems with internal or third party manufacturing; disruptions of information technology systems; breaches of our data security challenges associated with conducting business globally, including political or economic instability, major hostilities or terrorism, such as the ongoing conflict between Russia and Ukraine and the state of war declared in Israel; costs and delays resulting from the extensive pharmaceutical regulation to which we are subject; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets or business units and close or divest plants and facilities, as well as our ability to successfully and cost-effectively consummate such sales and divestitures, including our planned divestiture of our API business;

•
compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory environments; the effects of governmental and civil proceedings and litigation which we are, or in the future become, party to; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; increased legal and regulatory action in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan
®
(naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; product liability claims; failure to comply with complex Medicare, Medicaid and other governmental programs reporting and payment obligations; compliance with anti-corruption, sanctions and trade control laws; environmental risks; and the impact of sustainability issues;

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

•
other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our long-lived assets; the impact of geopolitical conflicts including the state of war declared in Israel and the conflict between Russia and Ukraine; potential significant increases in tax liabilities; the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business; and our ability to remediate an existing material weakness in our internal control over financial reporting;

and other factors discussed in this Quarterly Report on Form
10-Q
and in our Annual Report on Form
10-K
for the year ended December 31, 2023, including in the sections captioned “Risk Factors.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,991	$3,226
Accounts receivables, net of allowance for credit losses of $98 million and $95 million as of March 31, 2024 and December 31, 2023, respectively	3,456	3,408
Inventories	3,949	4,021
Prepaid expenses	1,336	1,255
Other current assets	495	504
Assets held for sale	70	70

Total current assets	12,297	12,485
Deferred income taxes	1,960	1,812
Other non-current assets	470	470
Property, plant and equipment, net	5,618	5,750
Operating lease right-of-use assets, net	364	397
Identifiable intangible assets, net	5,056	5,387
Goodwill	17,007	17,177

Total assets	$42,773	$43,479

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,060	$1,672
Sales reserves and allowances	3,594	3,535
Accounts payables	2,439	2,602
Employee-related obligations	492	611
Accrued expenses	2,784	2,771
Other current liabilities	1,161	1,044
Liabilities held for sale	262	13

Total current liabilities	13,792	12,247
Long-term liabilities:
Deferred income taxes	569	606
Other taxes and long-term liabilities	3,991	4,019
Senior notes and loans	16,584	18,161
Operating lease liabilities	294	320

Total long-term liabilities	21,438	23,106

Commitments and contingencies , see note 10
Total liabilities	35,230	35,353

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; March 31, 2024 and December 31, 2023: authorized 2,495 million shares; issued 1,238 million shares and 1,227 million shares, respectively.	58	57
Additional paid-in capital	27,796	27,807
Accumulated deficit	(13,673)	(13,534)
Accumulated other comprehensive loss	(2,775)	(2,697)
Treasury shares as of March 31, 2024 and December 31, 2023: 106 million ordinary shares	(4,128)	(4,128)

	7,278	7,506

Non-controlling interests	265	620

Total equity	7,543	8,126

Total liabilities and equity	$42,773	$43,479

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Net revenues	$3,819	$3,661
Cost of sales	2,048	2,079

Gross profit	1,771	1,582
Research and development expenses	242	234
Selling and marketing expenses	608	546
General and administrative expenses	278	296
Intangible assets impairments	80	178
Other assets impairments, restructuring and other items	673	110
Legal settlements and loss contingencies	106	233
Other loss (income)	1	(2)

Operating income (loss)	(218)	(13)
Financial expenses, net	250	260

Income (loss) before income taxes	(467)	(272)
Income taxes (benefit)	(52)	(19)
Share in (profits) losses of associated companies, net	4	§

Net income (loss)	(419)	(253)
Net income (loss) attributable to non-controlling interests	(280)	(33)

Net income (loss) attributable to Teva	(139)	(220)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.12)	$(0.20)

Diluted	$(0.12)	$(0.20)

Weighted average number of shares (in millions):
Basic	1,123	1,115

Diluted	1,123	1,115

§	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Net income (loss)	$(419)	$(253)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(123)	120
Unrealized gain (loss) from derivative financial instruments, net	7	8
Unrealized loss on defined benefit plans	(1)	(1)

Total other comprehensive income (loss)	(117)	127

Total comprehensive income (loss)	(536)	(126)
Comprehensive income (loss) attributable to non-controlling interests	(322)	(42)

Comprehensive income (loss) attributable to Teva	$(214)	$(84)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2023	1,227	57	27,807	(13,534)	(2,697)	(4,128)	7,506	620	8,126
Net Income (loss)				(139)			(139)	(280)	(419)
Other comprehensive income (loss)					(75)		(75)	(42)	(117)
Issuance of Shares	11	1	*				1		1
Stock-based compensation expense			28				28	—	28
Proceeds from exercise of options			6				6		6
Dividend to non-controlling interests**								(18)	(18)
Purchase of shares from non-controlling interests***			(45)		(3)		(48)	(16)	(64)

Balance at March 31, 2024	1,238	$58	$27,796	$(13,673)	$(2,775)	$(4,128)	$7,278	$265	$7,543

*	Represents an amount less than $0.5 million.
**	In connection with dividends to non-controlling interests in Teva’s joint venture in Japan.
***	Purchase of shares from non-controlling interests in Teva’s subsidiary in Switzerland.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2022**	1,217	57	27,688	(12,975)	(2,838)	(4,128)	7,804	794	8,598
Net Income (loss)**				(220)			(220)	(33)	(253)
Other comprehensive income (loss)					136		136	(9)	127
Issuance of shares	9	*	*				*		*
Stock-based compensation expense			32				32		32

Balance at March 31, 2023**	1,226	$57	$27,719	$(13,194)	$(2,701)	$(4,128)	$7,752	$751	$8,504

*	Represents an amount less than $0.5 million.
**
The data presented for prior periods have been revised to reflect a revision to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information, see note 1c.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Operating activities:
Net income (loss)	$(419)	(253)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	272	304
Impairment of goodwill, long-lived assets and assets held for sale	679	189
Net change in operating assets and liabilities	(497)	(349)
Deferred income taxes – net and uncertain tax positions	(189)	(106)
Stock-based compensation	28	32
Other items	2	34
Net loss (gain) from investments and from sale of long-lived assets	—	4

Net cash provided by (used in) operating activities	(124)	(145)

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	295	323
Purchases of property, plant and equipment and intangible assets	(124)	(139)
Proceeds from sale of business and long-lived assets	—	2
Acquisition of businesses, net of cash acquired	(15)	—
Purchases of investments and other assets	(12)	(4)
Other investing activities	—	(1)

Net cash provided by (used in) investing activities	144	181

Financing activities:
Purchase of shares from non-controlling interests	(64)	—
Dividends paid to non-controlling interests	(78)	—
Repayment of senior notes and loans and other long-term liabilities	—	(3,152)
Proceeds from senior notes, net of issuance costs	—	2,451
Other financing activities	(9)	(5)

Net cash provided by (used in) financing activities	(151)	(706)

Translation adjustment on cash and cash equivalents	(104)	12

Net change in cash, cash equivalents and restricted cash	(236)	(658)
Balance of cash, cash equivalents and restricted cash at beginning of period	3,227	2,834

Balance of cash, cash equivalents and restricted cash at end of period	$2,991	2,176

Cash and cash equivalents	2,991	2,143
Restricted cash included in other current assets	—	33

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,991	2,176

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$312	334
Amounts may not add up due to rounding
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of presentation:

a.	Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary to fairly state the financial position and results of operations of Teva. The information included in this Quarterly Report on Form
10-Q
should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”). The year-end
balance sheet data was derived from the audited consolidated financial statements as of December 31, 2023, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included.
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
In February 2022, Russia launched an invasion of Ukraine. As of the date of these consolidated financial statements, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. During the three months ended March 31, 2024, the impact of this conflict on Teva’s results of operation and financial condition continues to be immaterial.
In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. Israel is included in Teva’s International Markets segment results. Teva’s global headquarters and several manufacturing and R&D facilities are located in Israel. Currently, such activities in Israel remain largely unaffected. Teva continues to maintain contingency plans with backup production locations for key products. During the three months ended March 31, 2024, the impact of this war on Teva’s results of operations and financial condition is immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.
Teva’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that could be expected for the entire fiscal year.
Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

b.	Significant accounting policies
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements, not yet adopted
In December 2023, the FASB issued ASU
2023-09
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU
2023-09
address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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

c.	Revision of Previously Reported Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements as of and for the year ended December 31, 2023, the Company identified errors in a single contingent consideration liability and related expenses in connection with estimated future royalty payments, along with corresponding deferred tax adjustments, that aggregated into an understatement of the contingent consideration liability of approximately $132 million, of which $98 million related to 2022 and $34 million related to 2023. These errors resulted from the exclusion of royalty payments that should have been included in the fair value re-measurement
calculation of the contingent consideration liability as of and for the year ended December 31, 2022, and the quarterly and year-to-date
periods ended June 30, September 30 and December 31, 2022, and March 31, June 30 and September 30, 2023. These errors did not impact the Company’s actual royalty payments, as well as total cash flows from operating activities, financing activities and investing activities in the periods stated above.
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
The tables below present the impact of the revision on the line items within the Company’s consolidated financial statements for the relevant period:

	Three months ended
	March 31, 2023
	U.S $ in millions (except per share amounts)
	(Unaudited)
	As previously reported	Adjustment		As revised
Other asset impairments, restructuring and other items	$96		15	110
Operating income (loss)	2		(15)	(13)
Income (loss) before income taxes	(258)		(15)	(272)
Income taxes (benefit)	(19)	§		(19)
Net income (loss)	(238)		(15)	(253)
Net income (loss) attributable to Teva	(205)		(15)	(220)
Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.18)		(0.02)	(0.20)
Diluted	$(0.18)		(0.02)	(0.20)

§	Represents an amount less than $0.5 million.

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
mAbxience
In April 2024, Teva announced it entered into a strategic licensing agreement with mAbxience for a biosimilar candidate currently in development for the treatment of multiple oncology indications. Under the terms of the licensing agreement, mAbxience will develop and produce the biosimilar product and Teva will lead the regulatory processes and commercialization in multiple global markets, including Europe and the U.S. In April 2024, Teva paid mAbxience an upfront payment of $10 million, which will be recorded as R&D expenses in the second quarter of 2024. mAbxience may be eligible for future development, regulatory and commercial milestone payments, in an aggregate total amount of up to $142 million.
Launch Therapeutics and Abingworth
On March 28, 2024, Teva and Launch Therapeutics, Inc. (“Launch Therapeutics”) entered into a clinical collaboration agreement to further accelerate the clinical research program of Teva’s
ICS-SABA
(TEV-‘248).
As part of this clinical collaboration agreement Teva also entered into a development funding agreement with funds affiliated with Abingworth LLP (“Abingworth”). Under the clinical collaboration agreement, Launch Therapeutics, a clinical development company backed by Abingworth and Carlyle, the global investment firm, will have the lead role in the operational execution and management of the planned clinical trials. Teva will retain primary responsibility for manufacturing, regulatory interactions in the U.S., and commercialization.
ICS-SABA
(TEV-’248)
is currently in Phase 3 for the treatment of asthma symptoms addressing both immediate symptoms and long-term inflammation.
Under the development funding agreement, Abingworth will provide Teva up to
 $150
million to fund ongoing development costs for
ICS-SABA
(TEV-‘248).
In exchange and subject to regulatory approval, Teva will pay Abingworth a milestone payment in the amount actually funded by Abingworth up to $150 million, as well as success payments based on
ICS-SABA
(TEV-‘248)
sales. Teva will recognize the funding as reimbursement for R&D expenses. The development funding agreement with Abingworth did not have any impact on Teva’s consolidated financial statements for the three months ended March 31, 2024.
Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and commercialize worldwide a BD9 multibody for the potential treatment of Atopic Dermatitis and Asthma. In exchange, Teva agreed to pay an upfront payment in an amount of

$10
million, which was recorded as an R&D expense in the fourth quarter of 2023 and was paid in January 2024. Biolojic may be eligible to receive additional development and commercial milestones payments of up to approximately
$500
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
and Royalty Pharma and Teva have a mutual option to increase the total funding amount to $125 million. In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, paid over 5 years, in addition to royalties upon commercialization. Teva will continue to lead the development and commercialization of the product globally. During the fourth quarter of 2023 and the first quarter of 2024, Teva recorded $35 million and $27 million, respectively, as reimbursement for R&D expenses in connection with this agreement. Olanzapine LAI
(TEV-’749)
is currently in Phase 3 for the treatment of schizophrenia (see also MedinCell transaction below).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop
and
co-
commercialize Teva’s anti-TL1A
(TEV-’574)
asset, a novel anti-TL1A therapy for the treatment of ulcerative colitis and Crohn’s disease, two types of inflammatory bowel disease, which is currently in Phase 2b clinical trials. Under the terms of the collaboration agreement, in partial consideration of the licenses granted to Sanofi, Teva received an upfront payment of $500 million in the fourth quarter of 2023, which was recognized as revenue. Additionally, Teva may receive up to $1 billion in development and launch milestones. Each company will equally share the remaining development costs globally and net profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi will lead the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world.
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
Teva made upfront and milestone payments in an aggregate amount of $78
million in 2020, 2021 and 2023. Additionally, Teva recognized
$22
million of a milestone payment as R&D expenses in the first quarter of 2024, which was paid in April 2024. Additional development and commercial milestone payments of up to approximately
$400
million, as well as royalty payments, and milestone payments related to the amendment of the collaboration agreement entered into in July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share revenue from the commercialization of these biosimilars.
The amendment of the collaboration agreement entered into in July 2023 includes increased involvement by Teva regarding manufacturing and quality at Alvotech’s manufacturing facility. In connection with Teva’s amendment of its strategic partnership with Alvotech, on September 29, 2023, Alvotech issued $40 million of subordinated convertible bonds to Teva.
On February 24, 2024, Alvotech and Teva announced that the FDA approved SIMLANDI
®
(adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira
®
, for the treatment of adult rheumatoid arthritis, juvenile idiopathic arthritis, adult psoriatic arthritis, adult ankylosing spondylitis, Crohn’s disease, adult ulcerative colitis, adult plaque psoriasis, adult hidradenitis suppurativa and adult uveitis. Teva plans to launch SIMLANDI during the second quarter of 2024. On April 17, 2024, Alvotech and Teva amended their collaboration agreement to enable the purchase by Quallent of a private label adalimumab-ryvk injection from Alvotech for the U.S. market, with Alvotech sharing profits with Teva on the private label sales.
With respect to the proposed biosimilar to Stelara
®
, on June 12, 2023, Alvotech and Teva reached a settlement and license agreement with Johnson & Johnson, granting a licensed entry date in the U.S. no later than February 21, 2025.
On April 16, 2024, Alvotech and Teva announced that the FDA approved SELARSDI
TM
(ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara
®
, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients 6 years and older.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Takeda
In December 2016, Teva entered into a license agreement with a subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), for the research, development, manufacture and commercialization of ATTENUKINE
TM
technology. Teva received a $30 million upfront payment and a milestone payment of $20 million in 2017. During the second quarter of 2022, Takeda initiated its Phase 2 study of modakafusp alfa (formerly TAK-573 or TEV ’573) and as a result paid Teva a milestone payment of $25 million, which was recognized as revenue in the second quarter of 2022. In the fourth quarter of 2023, Takeda discontinued further internal development of modakafusp alfa, and in April 2024, informed Teva of its intent to terminate the agreement with respect to such product candidate. Takeda continues to have rights under the license agreement with respect to other product candidates. Teva is assessing its next steps with respect to modakafusp alfa.
MedinCell
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable (“LAI”) products. Teva leads the clinical development and regulatory process and is responsible for commercialization of these products. The lead product is risperidone LAI (formerly known as
TV-46000).
On April 28, 2023, the FDA approved UZEDY
®
(risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults, which was launched in the U.S. in May 2023. MedinCell may be eligible for future sales-based milestones of up to $105 million in respect of UZEDY. Teva will also pay MedinCell royalties on net sales.
The second selected product candidate is olanzapine LAI
(TEV-’749)
for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to Phase 3 and, as a result, paid a $3 million milestone payment to MedinCell, which was recognized as R&D expenses. MedinCell may become eligible for further development and commercial milestones and royalties on sales of olanzapine LAI
(TEV-’749).
Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of March 31, 2024 and December 2023, included certain businesses in Teva’s International Markets segment that are expected to be sold within the next year.
In connection with the held for sale classification, in the first quarter of 2024, Teva recorded expenses of
$577
million due to an expected loss upon sale, including
 $369
million of expected loss from reclassification of currency translation adjustments to the statements of income upon sale, in other assets impairments, restructuring and other items. See note 12.
The table below summarizes all of Teva’s assets and liabilities included as held for sale as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(U.S. $ in millions)
Inventories	169	12
Accounts receivables	146	—
Goodwill	78	30
Identifiable intangible assets, net	63	—
Property, plant and equipment, net	13	5
Other current and non-current assets	65	23
Expected loss on sale*	(464)	—

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$70	$70

Accounts payables	(92)	—
Other liabilities	(57)	(13)
Expected loss on sale*	(113)	—

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(262)	$(13)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale .

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended March 31, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,321	1,252	566	128	3,267
Licensing arrangements	23	11	5	§	40
Distribution	381	§	9	—	391
Other	§	9	16	97	121

	$1,725	$1,272	$597	$225	$3,819

§	Represents an amount less than $ 0.5 million.

	Three months ended March 31, 2023
	United States		Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods		1,230	1,176	553	131	3,090
Licensing arrangements		22	14	6	1	43
Distribution		424	§	10	—	434
Other	§		(6)	13	87	95

		$1,677	$1,184	$581	$219	$3,661

§	Represents an amount less than $ 0.5 million.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

SR&A to U.S. customers comprised approximately 66% of the Company’s total SR&A as of March 31, 2024, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the three months ended March 31, 2024 and 2023 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2024	$61	$1,603	$540	$859	$436	$97	$3,535	$3,596
Provisions related to sales made in current year period	93	1,118	181	1,942	73	40	3,354	3,447
Provisions related to sales made in prior periods	—	10	20	(11)	(6)	(1)	12	12
Credits and payments	(87)	(1,086)	(171)	(1,935)	(67)	(18)	(3,277)	(3,364)
Translation differences	—	(17)	(3)	(5)	(3)	(2)	(30)	(30)

Balance at March 31, 2024	$67	$1,628	$567	$850	$433	$116	$3,594	$3,661

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other		Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2023	$67	$1,575	$663	$991	$455		$66	$3,750	$3,817
Provisions related to sales made in current year period	80	1,003	142	1,855	73		25	3,098	3,178
Provisions related to sales made in prior periods	—	(7)	(36)	(9)	6		(1)	(47)	(47)
Credits and payments	(84)	(1,127)	(289)	(1,973)	(95)		(21)	(3,505)	(3,589)
Translation differences	—	8	2	2	1	§		13	13

Balance at March 31, 2023	$63	$1,452	$482	$866	$440		$69	$3,309	$3,372

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
	2024	2023
	(U.S. $ in millions)
Finished products	$2,238	$2,346
Raw and packaging materials	1,014	993
Products in process	508	500
Materials in transit and payments on account	189	183

	$3,949	$4,021

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023	2024	2023
	(U.S. $ in millions)
Product rights	$16,261	$17,981	$11,846	$13,274	$4,415	$4,707
Trade names	576	583	276	269	300	314
In process research and development	341	366	—	—	341	366

Total	$17,178	$18,930	$12,122	$13,543	$5,056	$5,387

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 9 years.
Amortization of intangible assets was $152 million and $165 million in the three months ended March 31, 2024 and 2023, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended March 31, 2024 and 2023 were $80 million and $178 million, respectively.
Impairments in the first quarter of 2024 consisted of:

(a)	Identifiable product rights of $57 million , mainly due to updated market assumptions regarding price and volume of products mainly in the U.S.; and

(b)
IPR&D assets of $23 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

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

The fair value measurement of the impaired intangible assets in the first quarter of 2024 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.5% to 10%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended March 31, 2024 were as follows:

	North America	United States	Europe	International Markets	Other		Total
					Teva’s API	Medis
		(U.S. $ in millions)
Balance as of December 31, 2023 (1)	$6,459	$—	$8,466	$675	$1,313	$265	$17,177
Goodwill allocation related to the shift of Canada to International Markets	(6,459)	5,813	—	646	—	—	—

Balance as of January 1, 2024	$—	$5,813	$8,466	$1,321	$1,313	$265	$17,177

Other changes during the period:
Goodwill reclassified as assets held for sale	—	—	—	(48)	—	—	(48)
Translation differences	—	—	(104)	6	(14)	(10)	(122)

Balance as of March 31, 2024 (1)	$—	$5,813	$8,362	$1,279	$1,299	$255	$17,007

(1)	Cumulative goodwill impairment as of March 31, 2024 and December 31, 2023 was approximately $28.3 billion.
Teva operates its business through three reporting segments: United States, Europe and International Markets. Each of these business segments is a reporting unit. Additional reporting units include Teva’s production and sale of APIs to third parties (“Teva API”) and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. Teva’s API and Medis reporting units are included under “Other” in the table above. See note 15 for additional segment information.
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
First Quarter Developments
As further discussed in note 15, as of January 1, 2024, Canada is reported as part of Teva’s International Markets segment and not as part of Teva’s North America segment, which has been renamed as Teva’s United States segment. As a result, Teva aligned its segment reporting and its reporting units in accordance with this change, and reallocated its goodwill to the adjusted reporting units using a relative fair value allocation. In conjunction with the goodwill reallocation, Teva performed a goodwill impairment test for the balances in its adjusted United States and International Markets reporting units and concluded that the fair value of each reporting unit was in excess of its carrying value. If business conditions or expectations (such as exchange rates, growth rates or discount rates) were to adversely change, it may be necessary to record impairment charges to Teva’s International Markets reporting unit in the future.
During the first quarter of 2024, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of March 31, 2024. Management concluded that no triggering event had occurred and, therefore, no quantitative assessment was performed.
Following the quantitative assessment performed in relation to Teva’s API reporting unit in the fourth quarter of 2023, the excess of its estimated fair value over its estimated carrying amount was negligible. Additionally, as part of the quantitative analysis Teva conducted as part of its annual goodwill impairment test in the second quarter of 2023, it concluded that the estimated fair value of Teva’s Europe reporting unit exceeded its estimated carrying amount by 3%.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – Debt obligations:

a.	Short-term debt:

			March 31,	December 31,
	Interest rate as of March 31, 2024	Maturity	2024	2023
			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities			3,037	1,649

Total short-term debt			$3,060	$1,672

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due in
2026 was $23
million as of March 31, 2024 and as of December 31, 2023. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under ‘short-term debt’.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b.	Long-term debt:

	Interest rate as of March 31, 2024	Maturity	March 31, 2024	December 31, 2023
			(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	676	693
Sustainability-linked senior notes EUR 1,500 million (6)(*)	4.38%	2030	1,620	1,656
Sustainability-linked senior notes EUR 1,100 million (7)(*)	3.75%	2027	1,188	1,215
Senior notes EUR 1,000 million (5)	6.00%	2025	443	453
Senior notes EUR 900 million (5)	4.50%	2025	535	547
Sustainability-linked senior notes EUR 800 million (1)(*)	7.38%	2029	864	884
Senior notes EUR 750 million	1.63%	2028	806	826
Senior notes EUR 700 million	1.88%	2027	757	771
Sustainability-linked senior notes EUR 500 million (2)(*)	7.88%	2031	540	552
Senior notes USD 3,500 million (5)	3.15%	2026	3,374	3,374
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million (5)(8)	6.00%	2024	956	956
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million (5)	7.13%	2025	427	427
Sustainability-linked senior notes USD 1,000 million (7)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (6)(*)	5.13%	2029	1,000	1,000
Senior notes USD 789 million	6.15%	2036	783	783
Sustainability-linked senior notes USD 600 million (3)(*)	7.88%	2029	600	600
Sustainability-linked senior notes USD 500 million (4)(*)	8.13%	2031	500	500
Senior notes CHF 350 million	1.00%	2025	390	416

Total senior notes			19,695	19,889
Other long-term debt			—	1
Less current maturities			(3,037)	(1,649)
Less debt issuance costs			(74)	(80)

Total senior notes and loans			$16,584	$18,161

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

(4)
In March 2023, Teva issued sustainability-linked senior notes in an aggregate principal amount of $
500
 million bearing
8.13
% annual interest and due September 2031. If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by
0.100
%-
0.300
%
per annum, from and including September 15, 2026.

(5)
In March 2023, Teva consummated a cash tender offer and extinguished $
631
 million aggregate principal amount of its
1,000
 million euro
6
% senior notes due in 2025; $
432
 million aggregate principal amount of its
900
 million euro
4.5
% senior notes due in
2025
; $
574
 million aggregate principal amount of its $1,000 million 7.13% senior notes due in 2025; $
454
 million aggregate principal amount of its $3,000 million 2.8% senior notes due in 2023; $293 million aggregate principal amount of its $1,250 million 6% senior notes due in 2024 and $122 million aggregate principal amount of its $3,500 million 3.15% senior notes due in 2026.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

(6)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(7)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(8)	In April 2024, Teva repaid $956 million of its 6% senior notes at maturity.
*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8c.
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
Teva’s debt as of March 31, 2024 was effectively denominated in the following currencies: 60% in U.S. dollars, 38% in euro and 2% in Swiss franc.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, as amended on February 6, 2023 and on May 3, 2024 (“RCF”).
The RCF had an initial maturity date of
April 2026
with two
one-year
extension options. In April 2024, an extension option was exercised and the RCF maturity date was extended to April 2027. The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum leverage ratio, which becomes more restrictive over time.
On May 3, 2024, the terms of the RCF were amended to update the Company’s maximum permitted leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended
,
the Company’s leverage ratio shall not exceed (i) 4.00x in 2024, 2025 and in the first quarter of 2026, (ii) 3.75x in the second, third and fourth quarters of 2026 and (iii) 3.50x in the first quarter of 2027 and onwards. The RCF permits the Company to increase the maximum leverage ratio if it consummates or commences certain material transactions.
Under the RCF, as amended, the applicable margin used to calculate the interest rate under the RCF is linked to one sustainability performance target, the number of new regulatory submissions in low and middle-income countries.
Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2024, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
In the first three months of 2024, approximately 50% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of March 31, 2024, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

c.	Bifurcated embedded derivatives:
Upon the issuance of its sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and reduction of absolute greenhouse gas emissions, which were bifurcated and are accounted for separately as derivative financial instruments. As of March 31, 2024, the fair value of these derivative instruments is negligible.

d.	Derivative instruments outstanding:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	March 31,	December 31,
	2024	2023
	(U.S. $ in millions)
Cross-currency swap - cash flow hedge (1)	$—	$169

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$36	$38
Other non-current assets:
Cross-currency swap-cash flow hedge (1)	—	8	—	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(35)	(39)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$250	$260	$(117)	$127
Cross-currency swaps - cash flow hedge (1)	(8)	1	1	(2)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$250	$260	$(3,819)	$(3,661)
Option and forward contracts (2)	(10)	(13)	—	—
Option and forward contracts economic hedge (3)	—	—	(13)	6

(1)
On March 31, 2023, Teva entered into a cross-currency interest rate swap agreement, designated as cash flow hedge for accounting purposes with respect to an intercompany loan due October 2026, denominated in Japanese yen. The agreement was terminated in the first quarter of 2024 and resulted in cash proceeds of $16 million.

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, Japanese yen, British pound, Russian ruble, Canadian dollar, Polish zloty and some other currencies to protect its projected operating results for 2024. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In the first quarter of 2024, the positive impact from these derivatives recognized under revenues was $13 million. In the first quarter of 2023, the negative impact from these derivatives recognized under revenues
was $6 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $7 million and $11 million were recognized under financial expenses, net, for each of the three months ended March 31, 2024 and 2023, respectively.

f.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year term. The AR Facility provided for purchases of accounts receivable by PNC in an amount of up to $1 billion through November 2023, and up to $500 million from November 2023 through November 2025. On June 30, 2023, the AR Facility agreement was amended to include an additional receivables purchaser under the agreement, in an amount of up to $250 million through November 2025. As a result, the total commitment of PNC was reduced to an amount of up to $750 million, effective June 30, 2023. Under the terms of the AR facility agreement, in November 2023, the total commitment of PNC was further reduced to an amount of up to $500 million through November 2025. On November 7, 2023, the SPV amended the agreement and increased the commitment amount to a maximum of $1 billion by including an additional receivables purchaser in an amount of up to $250 million through March 2024, which was then reduced by $125 million through November 2025. As a result, the commitment amount was reduced to a maximum of $875 million without any additional purchasers participating in the AR facility.
Pledged accounts receivables
In connection with the U.S. securitization program, accounts receivables, net of allowance for credit losses, include $391 million and $437 million as of March 31, 2024 and December 31, 2023, respectively, which are pledged by the SPV to PNC.

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of March 31, 2024 and December 31, 2023, respectively, $99 million and $108 million of accounts payables to suppliers
participating in these supplier finance programs were outstanding.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 – Legal settlements and loss contingencies:
In the first quarter of 2024, Teva recorded expenses of $106 million in legal settlements and loss contingencies, compared to $233 million in the first quarter of 2023. Expenses in the first quarter of 2024 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), as well as an update to the estimated provision for the U.S. DOJ patient assistance program litigation. Expenses in the first quarter of 2023 were mainly related to estimated provisions recorded in connection with the U.S. DOJ patient assistance program litigation and the reverse-payment antitrust litigation over certain HIV medicines, as well as an update to the estimated settlement provision related to the remaining opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments).
As of March 31, 2024 and December 31, 2023, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,669 million and $4,771 million, respectively.
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
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury returned a verdict in GSK’s favor, which was initially overturned by the U.S. District Court. The Court of Appeals for the Federal Circuit reinstated the $235.5 million jury verdict, not including pre-
or post-judgment interest, finding Teva liable for patent infringement. The U.S. Supreme Court denied Teva’s appeal for a rehearing. The case has been remanded to the district court for further proceedings on Teva’s other legal and equitable defenses that have not yet been considered by the district court. Teva recognized a provision based on its offer to settle the matter.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Multiple lawsuits have been filed in connection with this matter. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending against Teva and other manufacturers, including one MDL in the U.S. District Court for the District of New Jersey related to, with respect to Teva, valsartan and losartan, and another MDL in the U.S. District Court for the Southern District of Florida related to ranitidine. The claims against Teva in these MDLs include individual personal injury and/or product liability claims, economic damages claims brought by consumers and end payors as putative class actions, and medical monitoring class claims. The district court in the valsartan MDL certified a series of subclasses on plaintiffs’ economic loss claims as well as a medical monitoring class and ordered that the first trial, which was scheduled to commence on March 18, 2024, will include third-party payor economic loss claims brought by a class representative on behalf of several subclasses of payors against Teva and two other defendants. However, the trial date has been delayed. The claims against Teva and other generic manufacturers in the ranitidine MDL have been dismissed on preemption grounds but are subject to appeal. The district court in the ranitidine MDL also excluded all of plaintiffs’ general causation experts and granted summary judgment to the brand defendants on preemption grounds and later applied that general causation ruling to all defendants. This ruling is on appeal in the Eleventh Circuit Court of Appeals.
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
In addition to the valsartan and ranitidine MDLs and coordinated state court proceedings, Teva has been named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. The parties are now engaged in discovery related to the surviving metformin claims. Teva was recently named in a related proceeding pending in the same district brought by end payors also seeking economic damages on behalf of a purported class of end payors who purchased Teva’s, as well as other generic manufacturers’, metformin products. Teva, along with the other defendants, have moved to dismiss the claims in this related proceeding, and the parties are discussing consolidation with the original proceeding for discovery and pretrial purposes only. Similar lawsuits are pending in Canada and Germany.
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
In December 2011, three groups of plaintiffs filed claims against Wyeth and Teva for alleged violations of the antitrust laws in connection with their November 2005 settlement of patent litigation involving extended-release venlafaxine (generic Effexor XR
®
). The cases were filed by a purported class of direct purchasers, a purported class of indirect purchasers and certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. In March 2020, the district court temporarily stayed discovery and referred the case to mediation, and discovery remains stayed. Annual sales of Effexor XR
®
were approximately $2.6 billion at the time of settlement and at the time Teva launched its generic version of Effexor XR
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs filed claims against GSK and Teva in the U.S. District Court for the District of New Jersey for alleged violations of the antitrust laws in connection with their February 2005 settlement of patent litigation involving lamotrigine (generic Lamictal
®
). The plaintiffs claimed that the settlement agreement unlawfully delayed generic entry and sought unspecified damages. On February 1, 2023, the court denied plaintiffs’ renewed motion for class certification. During February 2023, a number of direct purchasers who were denied class certification filed suit as individual plaintiffs, which action was transferred to the U.S. District Court for the District of New Jersey. Annual sales of Lamictal
®
were approximately $950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
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
®
in September 2013.
In August 2019, certain direct-purchaser plaintiffs filed claims in federal court in Philadelphia against Teva and its affiliates alleging that the September 2006 patent litigation settlement relating to AndroGel
®
1
% (testosterone gel) between Watson, from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”) violated antitrust laws. Annual sales of AndroGel
®
1
% were approximately $350 million at the time of the earlier Watson/Solvay settlement and approximately $140 million at the time Actavis launched its generic version of AndroGel
®
1% in November 2015. A provision for this matter was previously included in the financial statements.
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
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil, and imposed fines totaling euro 60.5 million on Teva and Cephalon. Teva and Cephalon filed an appeal against the decision in February 2021, and a judgment was issued on October 18, 2023 rejecting Teva’s grounds of appeal. A provision for this matter was included in the financial statements. Teva has provided the European Commission with a bank guarantee in the amount of the imposed fines. On January 4, 2024, Teva appealed the October 2023 judgment to the European Court of Justice.

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
®
and/or Truvada
®
and Atripla
®
, although plaintiffs in the California litigation abandoned any claim for damages relating to the Viread
®
settlement. In May 2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs in the California litigation and Teva recognized a provision for this matter based on such settlement. A trial was held against the remaining plaintiffs in the California litigation, and on June 30, 2023, the jury issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims. On November 1, 2023, plaintiffs’ motion for a new trial was denied. On February 12, 2024, the court entered a judgment as to all claims against Teva in the California litigation and the plaintiffs have filed notices of appeal with the U.S. Court of Appeals for the Ninth Circuit. In the New Mexico litigation, in response to Teva’s petition for a writ of certiorari regarding Teva’s motion to dismiss the complaint, the New Mexico Supreme Court remanded the litigation on July 6, 2023 to the trial court for limited discovery and for further proceedings on the issue of whether the trial court may exercise specific personal jurisdiction over Teva. In the first quarter of 2024, Teva updated its provision based on its offer to settle the New Mexico litigation. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.
In March 2021, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE
®
. On October 10, 2022, the European Commission issued a Statement of Objections, which sets forth its preliminary allegations that Teva had engaged in anti-competitive practices. Teva responded to the Statement of Objections on February 8, 2023, and responded orally at a hearing on March 23, 2023. In addition, Teva responded to the European Commission’s further Requests for Information. On February 9, 2024, the European Commission issued a Letter of Facts, to which Teva responded on March 26, 2024. Annual sales of COPAXONE in the European Economic Area in 2021 were approximately $373 million.
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
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK, Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an anti-competitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

or damages. On October 6, 2021, Accord UK (previously Actavis UK) and Auden Mckenzie appealed the CMA’s decision. The hearing for the appeal concluded in the first quarter of 2023, with partial judgments handed down on September 18, 2023 and March 8, 2024. The last part of the judgment was handed down on April 29, 2024. The CMA launched an appeal to the Court of Appeal in respect of certain aspects of the second judgment. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.
In August 2021, a plaintiff purporting to represent a class of direct purchasers filed a putative class action suit in the U.S. District Court for the Eastern District of Pennsylvania against Takeda and several generic manufacturers, including Watson and Teva, alleging violations of the antitrust laws in connection with their settlement of patent litigation involving colchicine tablets (generic Colcrys
®
), entered into in January 2016. On September 5, 2023, Teva and the direct purchaser plaintiffs settled the case, pursuant to which the direct purchaser plaintiffs dismissed all claims against Teva with prejudice. In November 2023, a group of plaintiffs purporting to represent a class of end-payors
filed a putative class action suit in the U.S. District Court for the Southern District of New York against Takeda and several generic manufacturers, including Watson and Teva, asserting similar allegations as those previously brought by the direct purchaser plaintiffs. On March 13, 2024, the end-payor
plaintiffs filed a notice of voluntary dismissal, dismissing all claims against Teva without prejudice.
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
Action filed against BMS and Celgene. On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. On May 16, 2023, Teva and Natco, along with Celgene, moved to dismiss the complaints against them, and those motions remain pending while discovery is ongoing. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California, which actions were transferred to the U.S. District Court for the District of New Jersey and consolidated with the pending consolidated actions. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and NUVIGIL
®
(armodafinil) filed a complaint in the U.S. District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an ANDA to sell generic EpiPen
®
, which Teva launched in 2018, following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated federal antitrust laws, the RICO Act, and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in opposition to Teva’s motion to dismiss the amended complaint, in which plaintiffs stated an intent to narrow the case by dismissing all claims related to the alleged delay of generic EpiPen
®
, thus limiting their claims to those relating to the alleged delay of generic NUVIGIL. On March 26, 2024, the court issued its decision, which granted Teva’s motion in part, dismissing plaintiffs’ RICO claims and certain state law claims, but denied Teva’s motion regarding plaintiffs’ antitrust claims. On April 26, 2024, Teva sought certification to seek an interlocutory appeal of the decision. Annual sales of NUVIGIL in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012.
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
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. On December 15, 2016, a civil action was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States, which was subsequently amended to include 49 states, as well as the District of Columbia and Puerto Rico as plaintiffs, and to add new allegations and state law claims against both Actavis and Teva. On May 10, 2019, most of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals, which was subsequently amended on November 1, 2019, alleging that Teva was at the center of a conspiracy in the generic pharmaceutical industry and asserting that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain products. On June 10, 2020, most of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the U.S. District Court for the District of Connecticut naming, among other defendants, Actavis, in a similar complaint relating to dermatological generics products, and that complaint was later amended to, among other things, add California as a plaintiff.
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
Beginning on March 2, 2016, and continuing through July 2023, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently an
opt-out
complaint filed by approximately 150 hospitals and pharmacies on July 1, 2023. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaints have been filed in the actions and each of the three cases have been placed in deferred status. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. On November 1, 2023, the attorney generals moved to remand their three lawsuits to the District of Connecticut, where they were originally filed. That motion was granted on January 31, 2024, and on March 18, 2024, the Third Circuit Court of Appeals denied defendants’ petition for writ of mandamus
. Accordingly, all three of the attorney generals’ lawsuits will be transferred back to the District of Connecticut. There is also one similar complaint brought in Canada, which is in its early stages and alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. In August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It is alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On April 24, 2023, both parties filed summary judgment motions, and on July 14, 2023 the court denied Teva’s motion and granted the DOJ’s motion, adopting the DOJ’s positions on materiality, causation, and damages. Under that ruling, if the DOJ can prove that any specific claim for reimbursement resulted from an illegal kickback, then the DOJ will be entitled to recover the full amount of that claim as damages. The DOJ is seeking a maximum of over $1 billion in damages, which would automatically be trebled in the event of an adverse verdict, and Teva would also be subject to mandatory statutory penalties for each false claim, the amount of which (potentially billions of U.S. dollars in additional penalties, at the high end) will be determined by the court within a statutory range. On August 14, 2023, the district court granted Teva’s motion to certify the summary judgment ruling for an immediate appeal and stayed the trial that was scheduled to start in September 2023, while Teva seeks an appeal as to the causation standard that should govern the case. On November 17, 2023, the First Circuit Court of Appeals granted Teva’s petition to appeal the summary judgment ruling, and on February 20, 2024, Teva filed its opening brief with the First Circuit Court of Appeals. In the first quarter of 2024, Teva updated its provision based on its offer to settle this matter. Additionally, on January 8, 2021, Humana, Inc. (“Humana”) filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. Teva’s motion to dismiss Humana’s claims was denied as moot in May 2023 in light of the amended complaint filed by Humana in May 2023. In June 2023, Teva filed a joint motion to dismiss, together with co-defendant
Advanced Care Scripts, Inc., on the grounds that Humana lacks standing to assert RICO claims and the claims are time-barred and/or insufficiently pled, and that motion remains pending. On November 17, 2022, United Healthcare also filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint. Teva’s motion to dismiss was denied without prejudice on November 28, 2023 in anticipation of United Healthcare filing an amended complaint.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
®
and risperidone LAI. Teva is cooperating with the request for documents.
Opioids Litigation
Since May 2014, more than 3,500 complaints have been filed in both state and federal courts with respect to opioid sales and distribution against various Teva affiliates, along with several other pharmaceutical companies, by a number of cities, counties, states, other governmental agencies, tribes and private plaintiffs (including through putative class actions), the vast majority of which have been resolved. The remaining, non-settled
cases include a political subdivision case brought by the City of Baltimore and those brought by third party payers, both as individual cases and as class actions. The majority of the remaining cases are consolidated in the multidistrict litigation in the Northern District of Ohio (the “MDL Opioid Proceeding”). These cases assert claims under similar provisions of different state laws and generally allege that the defendants engaged in improper marketing and distribution of opioids, including ACTIQ
®
and FENTORA
®
. The complaints also assert claims related to Teva’s generic opioid products.
In addition, over 950 personal injury plaintiffs, including various putative class actions of individuals, have asserted personal injury and wrongful death claims in over 600 complaints, nearly all of which are consolidated in the MDL Opioid Proceeding. Furthermore, approximately 100 personal injury complaints have named Anda, Inc. (and other distributors and manufacturers) alleging that Anda failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent the abuse and diversion of such products to individuals who used them for other than legitimate medical purposes. Plaintiffs seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief. Certain plaintiffs assert that the measure of damages is the entirety of the costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages. The individual personal injury plaintiffs further seek non-economic
damages. In many of these cases, plaintiffs are seeking joint and several damages among all defendants. All but a handful of these cases are stayed in the MDL Opioid Proceedings.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva has now settled with all 50 U.S. states and the Tribes. Teva’s estimated cash payments between 2024 and 2028 for all opioids settlements are: $418 million payable in 2024 (of which $74 million was paid as of March 31, 2024), $364 million payable in 2025; $368 million payable in 2026; $374 million payable in 2027; and $393 million payable in 2028. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2029.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Other Matters
On February 1, 2018, former shareholders of Ception Therapeutics, Inc., a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs allege
d
that Cephalon
 had
breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR
®
(reslizumab) for the treatment of eosinophilic esophagitis (“EE”). The plaintiffs claim ed
damages of at least $200 million, an amount they allege
d
wa
s equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). On December 28, 2018, following defendants’ motion to dismiss the complaint, the court granted the motion in part and dismissed all of plaintiffs’ claims, except for their claim against Cephalon for breach of contract. In November 2021, plaintiffs moved to amend their complaint to, among other things, reassert claims against the Company and Teva USA. However, on July 12, 2022, plaintiffs filed a new amended complaint that included claims against Teva USA but not the Company, in exchange for Teva USA’s agreement to guarantee any judgment entered against Cephalon in the litigation. A bench trial for this matter was held in September 2022 and on April 30, 2024, the court issued a memorandum opinion in favor of Cephalon and Teva USA, finding that they did not breach the merger agreement as plaintiffs had alleged.
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
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022, in which the three method of treatment patents were determined to be valid and infringed by Lilly and Teva was awarded $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva filed its opening appeal brief on February 2, 2024 and Lilly filed its responsive brief on April 19, 2024. Teva’s responsive brief is due on May 29, 2024, and Lilly’s final brief is due on June 19, 2024. No date has been set for the appeal hearing.
In March 2024, Teva filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that Amarin Pharma, Inc., Amarin Pharmaceuticals Ireland Limited, and Amarin Corporation plc (collectively “Amarin”) engaged in a decade-long scheme to lock up the supply of icosapent ethyl to prevent and delay generic competition to its branded Vascepa
®
drug product. Teva’s lawsuit coincides with four other lawsuits brought by generic drug manufacturers and purchasers of branded Vascepa
®
 alleging the same or similar conduct by Amarin. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic icosapent ethyl drug sales that Teva could have made absent Amarin’s alleged interference. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.

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
NOTE 11 – Income taxes:
In the first quarter of 2024, Teva recognized a tax benefit of $52 million, on a pre-tax
loss of $467 million. In the first quarter of 2023, Teva recognized a tax benefit of $19 million, on a pre-tax
loss of $272 million. Teva’s tax rate for the first quarter of 2024 was mainly affected by deferred tax benefits resulting from intellectual property related integration plans. Such integration plans have been adopted, among others, in an effort of addressing the global adoption of the Organization for Economic
Co-operation
and Development (OECD) Pillar Two minimum effective corporate tax, commencing in 2024.
The statutory Israeli corporate tax rate is 23% in 2024. Teva’s tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits in Israel and other countries, as well as infrequent or non-recurring
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
In October 2021, the Central District Court in Israel held in favor of the ITA with respect to 2008-2011 decrees. Teva appealed this decision to the Israeli Supreme Court, and the hearing was held in March 2024, which decision remains pending. On December 6, 2023, the Central District Court issued a partial judgment on the 2012-2016 decrees, to apply the court’s findings in the judgment for the 2008-2011 decrees on the overlapping issues. The case with respect to the other issues under dispute for the 2012-2016 decrees remains pending. The next court hearing is scheduled for September 18, 2024. The tax liability resulting from the October 2021 and the December 2023 Central District Court decisions, with respect to the decrees for 2008-2011 and 2012-2016 was approximately $350 million, of which a portion has been paid during 2022 and 2023, with the remainder to be paid during 2024 and 2025.
Teva believes it has adequately provided for all of its uncertain tax positions, including those items currently under dispute, however, adverse results could be material.
The OECD introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% for large multinational corporations. On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement the minimum taxation component of 15% of the OECD’s reform of international taxation. Other countries have also enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. Teva has evaluated the potential impact on its 2024 consolidated financial statements and related disclosures and does not expect Pillar Two to have a material impact on its effective tax rate or consolidated financial statements in the foreseeable future.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended
	March 31,
	2024	2023
	(U.S. $ in millions)
Impair ments of long-lived tangible assets (1)	$599	$10
Contingent consideration (2)	79	35
Restructuring	13	56
Other	(18)	9

Total	$673	$110

(1)	Including expenses related to exit and disposal activities.
(2)	The contingent consideration presented in the table above for the three months ended March 31, 2023 has been revised as discussed in note 1c.
Impairments
Impairments of tangible assets for the three months ended March 31, 2024 and 2023 were $599 million and $10 million, respectively. The expense
for the three months ended March 31, 2024 was mainly related to the classification of a business in Teva’s International Markets segment as held for sale. See note 2.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its ongoing network consolidation activities and its Pivot to Growth strategy.
Contingent consideration
In the three months ended March 31, 2024, Teva recorded an expense of $79 million for contingent consideration, compared to an expense of $35 million in the three months ended March 31, 2023. The expense in the first three months of 2024 and 2023 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. The expense in the first quarter of 2023 was revised as discussed in note 1c.
Restructuring
In the three months ended March 31, 2024, Teva recorded $13 million of restructuring expenses, compared to $56 million in the three months ended March 31, 2023. Expenses for the three months ended March 31, 2024 and 2023 were primarily related to network consolidation activities.
The following tables provide the components of the Company’s restructuring costs:

	Three months ended March 31,
	2024	2023
	(U.S. $ in millions)
Restructuring

Employee termination	$7	$23

Other	6	33

Total	$13	$56

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2024	$(75)	$(7)	$(82)
Provision	(7)	(6)	(13)
Utilization and other*	32	7	39

Balance as of March 31, 2024	$(50)	$(6)	$(57)

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2023	$(112)	$(7)	$(119)
Provision	(23)	(33)	(56)
Utilization and other*	25	27	52

Balance as of March 31, 2023	$(110)	$(13)	$(123)

*	Includes adjustments for foreign currency translation.
NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, including fully vested restricted share units (“RSUs”) and performance share units (“PSUs”) during the period, net of treasury shares.
In computing diluted loss per share for the three months ended March 31, 2024 and 2023, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended March 31, 2024 and 2023 were 1,123 million and 1,115 million shares, respectively.
Basic and diluted loss per share was $0.12 for the three months ended March 31, 2024, compared to basic and diluted loss per share of $0.20 for the three months ended March 31, 2023. Basic and diluted loss per share for the three months ended March 31, 2023 was revised as discussed in note 1c.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2023, net of taxes	$(2,384)	$(266)	$(46)	$(2,697)

Other comprehensive income (loss) before reclassifications	(89)	—	—	(89)
Amounts reclassified to the statements of income	—	7	(1)	6

Net other comprehensive income (loss) before tax	(89)	7	(1)	(83)

Corresponding income tax	5	—	—	5

Net other comprehensive income (loss) after tax*	(84)	7	(1)	(78)

Balance as of March 31, 2024, net of taxes	$(2,468)	$(259)	$(47)	$(2,775)

*	Amounts do not include a $42 million loss from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2022, net of taxes	$(2,514)	$(295)	$(28)	$(2,838)

Other comprehensive income (loss) before reclassifications	122		—	122
Amounts reclassified to the statements of income	—	8	(1)	7

Net other comprehensive income (loss) before tax	122	8	(1)	129

Corresponding income tax	7	—	—	7

Net other comprehensive income (loss) after tax*	129	8	(1)	136

Balance as of March 31, 2023, net of taxes	$(2,385)	$(287)	$(29)	$(2,701)

*	Amounts do not include a $9 million loss from foreign currency translation adjustments attributable to non-controlling interests.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15 – Segments:
Teva operates its business and reports its financial results in three segments:

(a)	United States segment.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries other than the United States and countries included in the Europe segment.
In addition to these three segments, Teva has other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis.
Teva’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the three identified reportable segments, namely United States, Europe and International Markets, to make decisions about resources to be allocated to the segments and assess their performance.
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
In conjunction with a recent shift in executive management responsibilities and in alignment with Teva’s Pivot to Growth strategy, Teva decided that Canada is no longer included as part of Teva’s North America segment as of January 1, 2024. From that date Canada is reported as part of the Company’s International Markets segment and Teva’s North America segment has been renamed the United States segment. Teva aligned its internal financial and segment reporting and its reporting units in accordance with this change effective January 1, 2024. Prior period amounts have been recast to conform to the reporting structure for the current year.
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

a.	Segment information:

	Three months ended March 31,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,725	$1,272	$597
Gross profit	858	738	297
R&D expenses	154	56	28
S&M expenses	261	194	118
G&A expenses	93	65	35
Other income	1	1		§

Segment profit	$350	$423	$117

§	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
	2023
	United States		Europe		International Markets
	(U.S. $ in millions)
Revenues	$1,677		$1,184		$581
Gross profit	789		655		285
R&D expenses	149		53		27
S&M expenses	207		187		113
G&A expenses	95		70		38
Other income		§		§	(1)

Segment profit	$338		$345		$108

§	Represents an amount less than $0.5 million.
The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(U.S. $ in millions)
United States profit	$350	$338
Europe profit	423	345
International Markets profit	117	108

Total reportable segments profit	890	791
Profit (loss) of other activities	2	(6)

Total segments profit	892	785
Amounts not allocated to segments:
Amortization	152	165
Other assets impairments, restructuring and other items *	673	110
Intangible assets impairments	80	178
Legal settlements and loss contingencies	106	233
Other unallocated amounts	99	112

Consolidated operating income (loss) *	(218)	(13)

Financial expenses, net	250	260

Consolidated income (loss) before income taxes *	$(467)	$(272)

*	The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements. For additional information see note 1c.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b.	Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three months ended March 31, 2024 and 2023:

United States	Three months ended March 31,
	2024	2023
	(U.S. $ in millions)
Generic products	$808	$747
AJOVY ®	45	46
AUSTEDO	282	170
BENDEKA ® and TREANDA ®	46	62
COPAXONE	30	71
Anda	381	424
Other	133	158

Total	$1,725	$1,677

Europe	Three months ended March 31,
	2024	2023
	(U.S. $ in millions)
Generic products	$1,004	$932
AJOVY	51	36
COPAXONE	57	59
Respiratory products	66	68
Other	94	89

Total	$1,272	$1,184

International markets	Three months ended March 31,
	2024	2023
	(U.S. $ in millions)
Generic products	$477	$477
AJOVY	17	13
COPAXONE	12	17
Other	91	74

Total	$597	$581

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are classified in the tables below in one of the three categories of fair value levels:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,574	$—	$—	$1,574
Cash, deposits and other	1,417	—	—	1,417
Investment in securities:
Investment in convertible bond	—	—	40	40
Equity securities	8	—	—	8
Other	3	—	—	3
Derivatives:
Asset derivatives :
Options and forward contracts	—	36	—	36
Liability derivatives :
Options and forward contracts	—	(35)	—	(35)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(567)	(567)

Total	$3,002	$1	$(527)	$2,476

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,704	$—	$—	$1,704
Cash, deposits and other	1,522	—	—	1,522
Investment in securities:
Investment in convertible bond security			40	40
Equity securities	7	—	—	7
Other	1	—	—	1
Restricted cash	1	—	—	1
Derivatives:
Asset derivatives:
Options and forward contracts	—	38	—	38
Cross-currency interest rate swap		8		8
Liability derivatives:
Options and forward contracts	—	(39)	—	(39)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	$—	—	(517)	(517)

Total	3,235	$7	$(477)	$2,765

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva determined the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of contingent consideration is based on several factors, such as cash flows projected from the success of unapproved product candidates; probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; time and resources required to complete the development and approval of product candidates; life of the potential commercialized products and associated risks with obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. A probability of success factor of 100% was used in the fair value calculation to reflect inherent regulatory and commercial risks of the contingent payments. The discount rate applied ranged from 8.5% to 11%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 8.8%. Contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities. A change of the discount rate by 1% would have not resulted in material changes to the contingent consideration liabilities.
The investment in convertible bond security is accounted for as available for sale with changes in fair value reflected in other comprehensive income. As of March 31, 2024, the fair value of the conversion option is negligible. The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Three months ended March 31, 2024	Three months ended March 31, 2023
	(U.S. $ in millions)
Fair value at the beginning of the period	$(477)	(250)
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Allergan transaction*	(64)	(24)
Eagle transaction	(14)	(11)
Novetide transaction	(1)	(1)
Settlement of contingent consideration:
Allergan transaction	13	2
Eagle transaction	15	21
Novetide transaction	1	2

Fair value at the end of the period	$(527)	$(261)

§	Represents an amount less than $0.5 million.
*
The financial data presented in the tables above with respect to adjustments to provisions for contingent consideration related to Allergan for the three months ended March 31, 2023 have been revised as discussed in note 1c.

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	March 31,	December 31,
	2024	2023
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$15,786	$17,214
Senior notes and convertible senior debentures included under short-term debt	3,051	1,651

Total	$18,837	$18,865

*	The fair value was estimated based on quoted market prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business Segments

We operate our business through three segments: United States (previously referred to as North America segment, see below “—United States Segment”), Europe and International Markets. Each business segment manages our entire product portfolio in its region, including generics, which includes biosimilars and OTC products, as well as innovative medicines. This structure enables strong alignment and integration between operations, commercial regions, R&D and our global marketing and portfolio function, optimizing our product lifecycle across therapeutic areas.

In addition to these three segments, we have other activities, primarily the sale of API to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.

Pivot to Growth Strategy

In May 2023, we introduced our Pivot to Growth strategy, which is based on four key pillars: (i) delivering on our growth engines, mainly AUSTEDO®, AJOVY®, UZEDY® and our late-stage pipeline of biosimilars; (ii) stepping up innovation through delivering on our late-stage innovative pipeline assets as well as building up our early-stage pipeline organically and potentially through business development activities; (iii) sustaining our generics medicines powerhouse with a global commercial footprint, focused portfolio, pipeline and manufacturing footprint; and (iv) focusing our business by optimizing our portfolio and global manufacturing footprint to enable strategic capital deployment to accelerate our near and long-term growth engines and reorganizing certain of our business units to a more optimal structure, while also reorganizing key business units to enhance operational efficiency.

Macroeconomic and Geopolitical Environment

In recent years, the global economy has been impacted by fluctuating foreign exchange rates. In the first quarter of 2024, approximately 50% of our revenues were denominated in currencies other than the U.S. dollar and we manufacture our products largely outside of the United States. Fluctuations in the U.S. dollar versus other currencies in which we operate may materially impact our revenues, results of operations, profits and cash flows. Additionally, high levels of inflation have recently resulted in significant economic volatility and monetary tightening by central banks through higher interest rates. In addition to inflation, higher interest rates and fluctuating foreign exchange rates, the global economy has also been impacted by geopolitical tensions which have resulted in disruptions to global supply chains, including to our internal supply chain. In October 2023, Israel was attacked by a terrorist organization and entered a state of war, which as of the date of this Quarterly Report on Form 10-Q is ongoing. Our global headquarters as well as several of our manufacturing and R&D facilities are located in Israel and, while operations there currently remain largely unaffected, the impact of this war on our operations may increase, which could be material, as a result of the continuation, escalation or expansion of this war. In light of the above, supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. We have implemented certain measures in response to such events and are continually considering various initiatives, including price adjustments where we are not restricted contractually or regulatorily, enhanced inventory management, alternative sourcing strategies for our raw material supply and backup production plans for key products, to allow us to partially mitigate and offset the impact of these macroeconomic and geopolitical factors. However, although inflationary and other macroeconomic pressures may ease, the higher costs we have experienced during the recent periods have already impacted our operations and will likely continue to have an effect on our financial results.

Highlights

Significant highlights in the first quarter of 2024 included:

•

Revenues in the first quarter of 2024 were $3,819 million, an increase of 4% in U.S. dollars or 5% in local currency terms, compared to the first quarter of 2023. This increase was mainly due to higher revenues from generic products in all our segments, from AUSTEDO, as well as from AJOVY in our Europe and International Markets segments, partially offset by lower revenues from COPAXONE, and from Anda, our distribution business in the U.S.

•

Our United States segment generated revenues of $1,725 million and segment profit of $350 million in the first quarter of 2024. Revenues increased by 3% and segment profit increased by 4% compared to the first quarter of 2023.

•

Our Europe segment generated revenues of $1,272 million and segment profit of $423 million in the first quarter of 2024. Revenues increased by 7% in U.S. dollars, or 4% in local currency terms, compared to the first quarter of 2023. Segment profit increased by 22% compared to the first quarter of 2023.

•

Our International Markets segment generated revenues of $597 million and segment profit of $117 million in the first quarter of 2024. Revenues increased by 3% in U.S. dollars, or 17% in local currency terms, compared to the first quarter of 2023. Segment profit increased by 8% compared to the first quarter of 2023.

•	Our revenues from other activities in the first quarter of 2024 were $225 million, an increase of 3% in U.S. dollars or 2% in local currency terms, compared to the first quarter of 2023.

•

Exchange rate movements during the first quarter of 2024, net of hedging effects, negatively impacted overall revenues by $39 million and operating income by $11 million, compared to the first quarter of 2023.

•	Gross profit in the first quarter of 2024 was $1,771 million, an increase of 12% compared to the first quarter of 2023.

•

Gross profit margin was 46.4% in the first quarter of 2024, compared to 43.2% in the first quarter of 2023. This increase was mainly due to a favorable mix of products as well as a decrease in our operational costs.

•	R&D expenses, net in the first quarter of 2024 were $242 million, an increase of 4% compared to $234 million in the first quarter of 2023, as we continue to execute on our Pivot to Growth strategy.

•	Impairments of identifiable intangible assets were $80 million in the first quarter of 2024, compared to $178 million in the first quarter of 2023. See note 5 to our consolidated financial statements.

•

We recorded expenses of $673 million for other asset impairments, restructuring and other items in the first quarter of 2024, compared to expenses of $110 million in the first quarter of 2023. The data presented for the prior period have been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information, see note 1c to our consolidated financial statements.

•

Legal settlements and loss contingencies expenses were $106 million in the first quarter of 2024, compared to $233 million in the first quarter of 2023. See note 9 to our consolidated financial statements.

•

Operating loss was $218 million in the first quarter of 2024, compared to an operating loss of $13 million in the first quarter of 2023. The data presented for the prior period have been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information, see note 1c to our consolidated financial statements.

•	Financial expenses, net were $250 million in the first quarter of 2024, compared to $260 million in the first quarter of 2023.

•

In the first quarter of 2024, we recognized a tax benefit of $52 million, on a pre-tax loss of $467 million. In the first quarter of 2023, we recognized a tax benefit of $19 million, on a pre-tax loss of $272 million. The data presented for the prior period have been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information, see note 1c to our consolidated financial statements.

•

As of March 31, 2024, our debt was $19,643 million, compared to $19,833 million as of December 31, 2023. In April 2024, we repaid $956 million of our 6% senior notes at maturity. See note 7 to our consolidated financial statements.

•

Cash flow used in operating activities during the first quarter of 2024 was $124 million, compared to $145 million of cash flow used in operating activities in the first quarter of 2023. The lower cash flow used in operating activities in the first quarter of 2024 resulted mainly from higher profit in our Europe segment, partially offset by changes in certain working capital items, including a negative impact from accounts payables.

•

During the first quarter of 2024, we generated free cash flow of $32 million, which we define as comprising: $124 million in cash flow used in operating activities, $295 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program), partially offset by $124 million in cash used for capital investment and $15 million in cash used for acquisition of businesses, net of cash acquired. During the first quarter of 2023, we generated free cash flow of $41 million.

Results of Operations

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,725	100%	$1,677		100%
Gross profit	858	49.8%	789		47.0%
R&D expenses	154	8.9%	149		8.9%
S&M expenses	261	15.1%	207		12.4%
G&A expenses	93	5.4%	95		5.7%
Other income	1	§		§	§

Segment profit*	$350	20.3%	$338		20.2%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

United States Revenues

As part of a recent shift in executive management responsibilities and in line with our Pivot to Growth strategy, commencing January 1, 2024, Canada is reported as part of our International Markets segment. Prior period amounts were recast to reflect this change. See note 15 to our consolidated financial statements.

Revenues from our United States segment in the first quarter of 2024 were $1,725 million, an increase of $48 million, or 3%, compared to the first quarter of 2023. This increase was mainly due to higher revenues from AUSTEDO, as well as higher revenues from generic products, partially offset by lower revenues from certain innovative products, primarily COPAXONE and BENDEKA and TREANDA, as well as from Anda, our distribution business.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Percentage Change
	2024	2023	2024-2023
Generic products	$808	$747	8%
AJOVY	45	46	(3%)
AUSTEDO	282	170	67%
BENDEKA and TREANDA	46	62	(26%)
COPAXONE	30	71	(58%)
Anda	381	424	(10%)
Other*	133	158	(16%)

Total	$1,725	$1,677	3%

*

Other revenues in the first quarter of 2023 were higher compared to the first quarter of 2024, mainly due to a reduction in estimated liabilities in connection with ProAir® HFA during the first quarter of 2023 following its discontinuation.

Generic products revenues in our United States segment (including biosimilars) in the first quarter of 2024 were $808 million, an increase of 8% compared to the first quarter of 2023, mainly due to revenues from lenalidomide capsules (the generic version of Revlimid®), partially offset by increased competition to other generic products.

Among the most significant generic products we sold in the United States in the first quarter of 2024 were lenalidomide capsules (the generic version of Revlimid®), Truxima® (the biosimilar to Rituxan®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®), and albuterol sulfate inhalation aerosol (our ProAir® authorized generic).

In the first quarter of 2024, our total prescriptions were approximately 314 million (based on trailing twelve months), representing 8.2% of total U.S. generic prescriptions, compared to approximately 312 million (based on trailing twelve months), representing 8.3% of total U.S. generic prescriptions in the first quarter of 2023, all according to IQVIA data.

On February 24, 2024, Alvotech and Teva announced that the FDA approved SIMLANDI (adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira®, for the treatment of adult rheumatoid arthritis, juvenile idiopathic arthritis, adult psoriatic arthritis, adult ankylosing spondylitis, Crohn’s disease, adult ulcerative colitis, adult plaque psoriasis, adult hidradenitis suppurativa and adult uveitis. Teva plans to launch SIMLANDI during the second quarter of 2024.

On April 16, 2024, Alvotech and Teva announced that the FDA has approved SELARSDITM (ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara®, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients 6 years and older.

AJOVY revenues in our United States segment in the first quarter of 2024 were $45 million, flat compared to the first quarter of 2023. In the first quarter of 2024, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 27.4% compared to 24.5% in the first quarter of 2023.

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

In October 2017, we filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022, in which the three method of treatment patents were determined to be valid and infringed by Lilly, and Teva was awarded $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva appealed this ruling on October 24, 2023. On February 2, 2024, Teva filed its opening appeal brief and Lilly filed its responding brief on April 19, 2024. Teva’s responsive brief is due on May 29, 2024, and Lilly’s final brief is due on June 19, 2024. No date has been set for the appeal hearing.

In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

AUSTEDO revenues in our United States segment in the first quarter of 2024 increased by 67%, to $282 million, compared to $170 million in the first quarter of 2023, mainly due to growth in volume including the launch of AUSTEDO XR in May 2023, as well as expanded access for patients and increased investment to support higher demand.

AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in adults.

AUSTEDO is protected in the United States by 13 Orange Book patents expiring between 2031 and 2038. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1, 2021, we filed claims against two generic ANDA filers, Aurobindo and Lupin, in the U.S. District Court for the District of New Jersey. In addition, Apotex filed a petition for IPR by the PTAB of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. On April 29, 2022 and June 8, 2022, we reached agreements with Lupin and Aurobindo, respectively, to sell their generic products beginning in April 2033, or earlier under certain circumstances. There are no further patent litigations pending regarding AUSTEDO.

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

UZEDY (risperidone) extended-release injectable suspension was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is a subcutaneous, long-acting formulation of risperidone that controls the steady release of risperidone. UZEDY is protected by nine Orange Book patents expiring between 2025 and 2033. We are moving forward with plans to launch UZEDY in other countries around the world. UZEDY faces competition from four other products.

BENDEKA and TREANDA combined revenues in our United States segment in the first quarter of 2024 decreased by 26% to $46 million, compared to the first quarter of 2023, mainly due to generic bendamustine products entry into the market. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022.

In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increased the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses.

There are 18 patents listed in the U.S. Orange Book for BENDEKA with expiration dates in 2026 and 2031. In April 2020, the U.S. District Court for the District of Delaware issued a trial decision upholding the validity of all of the asserted patents and finding that four ANDA filers for generic versions of BENDEKA infringe at least one of the patents. Teva settled with one of the three ANDA filers that appealed the district court’s decision, and on August 13, 2021, the Federal Circuit issued a Rule 36 affirmance of such decision. Litigation against the fifth ANDA filer was dismissed after withdrawal of its patent challenge, and on October 18, 2021, the case against a sixth ANDA filer was also settled.

Teva also settled litigations against three 505(b)(2) applicants, Hospira, Inc. (“Hospira”), Dr. Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”). Based on these settlement agreements, the three 505(b)(2) filers, Hospira, Accord and DRL can launch their products on November 17, 2027 or earlier under certain circumstances. On May 4, 2023, and June 9, 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product. In addition, on June 16, 2023, Teva filed suit against BendaRx USA Corp. in the U.S. District Court for the District of Eastern Virginia, which was then stayed and has now been transferred to the U.S. District Court for the District of Delaware where it has been consolidated with the suits filed there.

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

COPAXONE revenues in our United States segment in the first quarter of 2024 decreased by 58% to $30 million, compared to the first quarter of 2023, mainly due to generic competition and a decrease in glatiramer acetate market share due to availability of alternative therapies. COPAXONE revenues in the first quarter of 2024 were also negatively impacted by an increase in sales allowance due to a non-recurring item.

The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus® and Kesimpta®.

Anda revenues from third-party products in our United States segment in the first quarter of 2024 decreased by 10% to $381 million, compared to $424 million in the first quarter of 2023, mainly due to lower demand from seasonal and other market conditions. Anda, our distribution business in the United States, distributes generic and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Product Launches and Pipeline

In the first quarter of 2024, we launched the generic version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
ALVAIZ™ (eltrombopag choline tablets) 505(b)(2)	Promacta® Tablets	February	$1,145
Fingolimod Capsules	Gilenya® capsules	February	$483
Mifepristone Tablets	Korlym® Tablets	January	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

Our generic products pipeline in the United States includes, as of March 31, 2024, 130 product applications awaiting FDA approval, including 61 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended December 31, 2023 of approximately $111 billion, according to IQVIA. Approximately 78% of pending applications include a paragraph IV patent challenge, and we believe we are first-to-file with respect to 59 of these products, or 86 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $75 billion in U.S. brand sales for the twelve months ended December 31, 2023, according to IQVIA.

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

In the first quarter of 2024, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Tofacitinib ER Tabs, 11 and 22 mg	Xeljanz XR®	$1,787
Sugammadex Sodium Injection, Eq. 200 mg base/2 mL (Eq. 100 mg base/mL)	Bridion®	$1,055
Metoclopramide Nasal Spray, 15 mg/spray**	GIMOTI®	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Marketed through Specialty Pharmacy that does not report to IQVIA.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States Gross Profit

Gross profit from our United States segment in the first quarter of 2024 was $858 million, an increase of 9%, compared to $789 million in the first quarter of 2023.

Gross profit margin for our United States segment in the first quarter of 2024 increased to 49.8%, compared to 47.0% in the first quarter of 2023. This increase was mainly due to a favorable mix of products primarily driven by an increase in revenues from AUSTEDO and lenalidomide capsules (the generic version of Revlimid®), as well as a decrease in our operational costs.

United States R&D Expenses

R&D expenses relating to our United States segment in the first quarter of 2024 were $154 million, an increase of 3%, compared to $149 million in the first quarter of 2023.

For a description of our R&D expenses in the first quarter of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the first quarter of 2024 were $261 million, an increase of 26%, compared to $207 million in the first quarter of 2023. This increase was mainly due to promotional activities related to AUSTEDO, primarily the direct-to-consumer advertising campaign, and promotional activities related to the launch of UZEDY.

United States G&A Expenses

G&A expenses relating to our United States segment in the first quarter of 2024 were $93 million, a decrease of 2% compared to $95 million in the first quarter of 2023.

United States Profit

Profit from our United States segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our United States segment in the first quarter of 2024 was $350 million, an increase of 4% compared to $338 million in the first quarter of 2023. This increase was mainly due to higher gross profit, partially offset by higher S&M expenses, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,272	100%	$1,184		100%
Gross profit	738	58.0%	655		55.3%
R&D expenses	56	4.4%	53		4.5%
S&M expenses	194	15.2%	187		15.8%
G&A expenses	65	5.1%	70		5.9%
Other income	1	§		§	§

Segment profit*	$423	33.2%	$345		29.1%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the first quarter of 2024 were $1,272 million, an increase of 7%, or $88 million, compared to the first quarter of 2023. In local currency terms, revenues increased by 4% compared to the first quarter of 2023, mainly due to higher revenues from generic products and AJOVY.

In the first quarter of 2024, revenues were positively impacted by exchange rate fluctuations of $43 million, including hedging effects, compared to the first quarter of 2023. Revenues in the first quarter of 2024 included $8 million from a positive hedging impact, which is included in “Other” in the table below. Revenues in the first quarter of 2023 included $6 million from a negative hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$1,004	$932	8%
AJOVY	51	36	42%
COPAXONE	57	59	(4%)
Respiratory products	66	68	(3%)
Other	94	89	6%

Total	$1,272	$1,184	7%

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the first quarter of 2024, increased by 8% to $1,004 million, compared to the first quarter of 2023. In local currency terms, revenues increased by 5%, mainly due to higher volumes.

AJOVY revenues in our Europe segment in the first quarter of 2024 increased by 42% to $51 million, compared to $36 million in the first quarter of 2023. In local currency terms revenues increased by 40%, mainly due to growth in European countries in which AJOVY had previously been launched.

For information about AJOVY patent protection, see “—United States Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the first quarter of 2024 decreased by 4% to $57 million, compared to the first quarter of 2023. In local currency terms, revenues decreased by 5%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products and availability of alternative therapies.

In certain countries, Teva remains in litigation against generic companies regarding COPAXONE.

Respiratory products revenues in our Europe segment in the first quarter of 2024 decreased by 3% to $66 million compared to the first quarter of 2023. In local currency terms, revenues decreased by 5% compared to the first quarter of 2023, mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of March 31, 2024, our generic products pipeline in Europe included 132 generic approvals relating to 25 compounds in 47 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,470 marketing authorization applications are pending approval in 37 European countries, relating to 101 compounds in 223 formulations. Two applications are pending with the EMA relating to seven strengths in 30 markets.

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe Gross Profit

Gross profit from our Europe segment in the first quarter of 2024 was $738 million, an increase of 13% compared to $655 million in the first quarter of 2023.

Gross profit margin for our Europe segment in the first quarter of 2024 increased to 58.0%, compared to 55.3% in the first quarter of 2023. This increase was mainly due to a favorable mix of products as well as a decrease in our operational costs.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first quarter of 2024 were $56 million, an increase of 5% compared to $53 million in the first quarter of 2023.

For a description of our R&D expenses in the first quarter of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first quarter of 2024 were $194 million, an increase of 4% compared to $187 million in the first quarter of 2023, this increase was mainly to support revenue growth including AJOVY, as well as due to exchange rate fluctuations.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first quarter of 2024 were $65 million, a decrease of 6% compared to $70 million in the first quarter of 2023.

Europe Profit

Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the first quarter of 2024 was $423 million, an increase of 22%, compared to $345 million in the first quarter of 2023. This increase was mainly due to higher gross profit, as described above.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024			2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$597		100%	$581	100%
Gross profit	297		49.7%	285	49.0%
R&D expenses	28		4.6%	27	4.7%
S&M expenses	118		19.8%	113	19.4%
G&A expenses	35		5.8%	38	6.6%
Other income		§	§	(1)	§

Segment profit*	$117		19.6%	$108	18.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

International Markets Revenues

Our International Markets segment includes all countries in which we operate other than the United States and the countries included in our Europe segment. The International Markets segment includes more than 35 countries, covering a substantial portion of the global pharmaceutical industry. As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada is reported under our International Markets segment and is no longer included as part of our United States segment. Prior period amounts were recast to reflect this change. See note 15 to our consolidated financial statements.

The countries in our International Markets segment include highly regulated, mainly generic markets, such as Canada and Israel, branded generics-oriented markets, such as Russia and certain Latin America markets and hybrid markets, such as Japan.

In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form 10-Q, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results. We have no manufacturing or R&D facilities in these markets. During the three months ended March 31, 2024, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, we hedged our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of the first quarter of 2024, we hedge a small part of our projected net revenues in Russian ruble for 2024. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in the first quarter of 2024 were $597 million, an increase of 3% compared to the first quarter of 2023. In local currency terms, revenues increased by 17% compared to the first quarter of 2023, mainly due to higher revenues from generic products in most markets, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

In the first quarter of 2024, revenues were negatively impacted by exchange rate fluctuations of $82 million, net of hedging effects, compared to the first quarter of 2023. Revenues in the first quarter of 2024 included $4 million from a positive hedging impact, compared to a minimal hedging impact in the first quarter of 2023, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$477	$477	§
AJOVY	17	13	26%
COPAXONE	12	17	(32%)
Other	91	74	24%

Total	$597	$581	3%

Generic products revenues (including OTC products) in our International Markets segment were $477 million in the first quarter of 2024, flat compared to the first quarter of 2023. In local currency terms, revenues increased by 16% compared to the first quarter of 2023, mainly due to higher revenues in most markets, largely driven by price increases as a result of higher costs due to inflationary pressure and higher volumes, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

AJOVY was launched in certain markets in our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. We are moving forward with plans to launch AJOVY in other markets. AJOVY revenues in our International Markets segment in the first quarter of 2024 were $17 million, compared to $13 million in the first quarter of 2023.

COPAXONE revenues in our International Markets segment in the first quarter of 2024 were $12 million compared to $17 million in the first quarter of 2023.

AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China. We continue with additional submissions in various other markets.

International Markets Gross Profit

Gross profit from our International Markets segment in the first quarter of 2024 was $297 million, an increase of 4% compared to $285 million in the first quarter of 2023.

Gross profit margin for our International Markets segment in the first quarter of 2024 increased to 49.7%, compared to 49.0% in the first quarter of 2023. This increase was mainly due to price increases largely as a result of inflationary pressures and a favorable mix of products, partially offset by regulatory price reductions and generic competition to off-patented products in Japan, as well as higher costs due to inflationary and other macroeconomic pressures.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first quarter of 2024 were $28 million, an increase of 1% compared to the first quarter of 2023.

For a description of our R&D expenses in the first quarter of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first quarter of 2024 were $118 million, an increase of 5% compared to the first quarter of 2023, mainly to support revenue growth.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first quarter of 2024 were $35 million, a decrease of 9% compared to the first quarter of 2023.

International Markets Profit

Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the first quarter of 2024 was $117 million, an increase of 8%, compared to $108 million in the first quarter of 2023.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our United States, Europe or International Markets segments described above.

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

Our revenues from other activities in the first quarter of 2024 were $225 million, an increase of 3% in U.S. dollars or 2% in local currency terms, compared to the first quarter of 2023.

API sales to third parties in the first quarter of 2024 were $128 million, reflecting an increase of 2% in both U.S. dollars and local currency terms, compared to the first quarter of 2023, following a reallocation of an immaterial business within our other activities, in line with our intention to divest our API business.

Teva Consolidated Results

The data presented with respect to other asset impairments, restructuring and other items, operating income (loss), income taxes, net income (loss) attributable to Teva and earnings (loss) per share for the prior period have been revised to reflect a revision in relation to a contingent consideration and related expenses in the consolidated financial statements. For additional information, see note 1c to our consolidated financial statements.

Revenues

Revenues in the first quarter of 2024 were $3,819 million, an increase of 4% in U.S. dollars or 5% in local currency terms compared to the first quarter of 2023. This increase was mainly due to higher revenues from generic products in all our segments, from AUSTEDO, as well as from AJOVY in our Europe and International Markets segments, partially offset by lower revenues from COPAXONE, and from Anda, our distribution business in the U.S. See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the first quarter of 2024, net of hedging effects, negatively impacted revenues by $39 million, compared to the first quarter of 2023. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the first quarter of 2024 was $1,771 million, an increase of 12% compared to $1,582 million in the first quarter of 2023.

Gross profit margin was 46.4% in the first quarter of 2024, compared to 43.2% in the first quarter of 2023. This increase was mainly due to a favorable mix of products as well as a decrease in our operational costs.

Research and Development (R&D) Expenses, net

Our R&D activities for innovative medicines and biosimilar products in each of our segments include costs of discovery research, preclinical work, drug formulation, early- and late-stage clinical development and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to Phase 3; (iii) late-stage projects in Phase 3 programs, including where a new drug application is currently pending approval; (iv) post-approval studies for marketed products; and (v) indirect expenses, such as costs of internal administration, infrastructure and personnel.

Our R&D activities for generic products in each of our segments include both (i) direct expenses relating to product formulation, analytical method development, stability testing, management of bioequivalence and other clinical studies and regulatory filings; and (ii) indirect expenses, such as costs of internal administration, infrastructure and personnel.

In the first quarter of 2024, our R&D expenses related primarily to innovative product candidates and marketed products in neuroscience (such as neuropsychiatry, including post-approval commitments), immunology and immuno-oncology and selected other areas, as well as generic products and biosimilars.

R&D expenses, net in the first quarter of 2024 were $242 million, an increase of 4% compared to $234 million in the first quarter of 2023, as we continue to execute on our Pivot to Growth strategy.

Our higher R&D expenses, net in the first quarter of 2024, compared to the first quarter of 2023, were mainly due to an increase related to our late-stage innovative pipeline in neuroscience (mainly neuropsychiatry) and in immunology and immuno-oncology.

Our R&D expenses, net in the first quarter of 2024 were also impacted by reimbursements from our strategic partnerships. See note 2 to our consolidated financial statements.

R&D expenses as a percentage of revenues were 6.3% in the first quarter of 2024, compared to 6.4% in the first quarter of 2023.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of May 1, 2024:

	Phase 2	Phase 3
Neuroscience		Olanzapine LAI (TEV-‘749) Schizophrenia (September 2022)

Immunology	Anti- TL1A(1) (TEV-’574) Inflammatory Bowel Disease	ICS/SABA(3) (TEV-’248) Respiratory (February 2023)

Emrusolmin(2) (TEV-‘286) Multiple System Atropy

(1)	In collaboration with Sanofi.
(2)	In collaboration with Modag.
(3)	In collaboration with Launch Therapeutics.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including Phase 3 clinical trials for biosimilars to Prolia® and Xgeva® (denosumab), Xolair® (omalizumab), as well as Eylea® (afilbercept) and Simponi® and Simponi Aria® (golimumab), which are in collaboration with Alvotech for the U.S. market.

Selling and Marketing (S&M) Expenses

S&M expenses in the first quarter of 2024 were $608 million, an increase of 11.4% compared to the first quarter of 2023. This increase was mainly a result of the factors discussed above under “—United States segment—S&M Expenses.”

S&M expenses as a percentage of revenues were 15.9% in the first quarter of 2024, compared to 14.9% in the first quarter of 2023.

General and Administrative (G&A) Expenses

G&A expenses in the first quarter of 2024 were $278 million, a decrease of 6% compared to the first quarter of 2023, mainly due to lower litigation fees in the first quarter of 2024.

G&A expenses as a percentage of revenues were 7.3% in the first quarter of 2024 compared to 8.1% in the first quarter of 2023.

Intangible Asset Impairments

We recorded expenses of $80 million for identifiable intangible asset impairments in the first quarter of 2024, compared to expenses of $178 million in the first quarter of 2023. See note 5 to our consolidated financial statements.

Goodwill Impairment

No goodwill impairments were recorded in the first quarters of 2024 and 2023.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $674 million for other asset impairments, restructuring and other items in the first quarter of 2024, compared to expenses of $110 million in the first quarter of 2023. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $106 million in legal settlements and loss contingencies in the first quarter of 2024, compared to expenses of $233 million in the first quarter of 2023. See note 9 to our consolidated financial statements.

Operating Income (Loss)

Operating loss was $218 million in the first quarter of 2024, compared to an operating loss of $13 million in the first quarter of 2023. The higher operating loss in the first quarter of 2024 was mainly due to higher other assets impairments, restructuring and other items, as well as higher S&M expenses in the first quarter of 2024, partially offset by higher gross profit, lower legal settlements and loss contingencies and lower intangible asset impairments in the first quarter of 2024.

Operating loss as a percentage of revenues was 5.7% in the first quarter of 2024, compared to an operating loss as a percentage of revenues of 0.4% in the first quarter of 2023.

Financial Expenses, Net

In the first quarter of 2024, financial expenses, net were $250 million, mainly comprised of net-interest expenses of $233 million. In the first quarter of 2023, financial expenses, net were $260 million, mainly comprised of net-interest expenses of $236 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(U.S. $ in millions)
United States profit	$350	$338
Europe profit	423	345
International Markets profit	117	108

Total reportable segments profit	890	791
Profit (loss) of other activities	2	(6)

Total segments profit	892	785
Amounts not allocated to segments:
Amortization	152	165
Other assets impairments, restructuring and other items *	673	110
Intangible assets impairments	80	178
Legal settlements and loss contingencies	106	233
Other unallocated amounts	99	112

Consolidated operating income (loss) *	(218)	(13)

Financial expenses, net	250	260

Consolidated income (loss) before income taxes *	$(467)	$(272)

*

The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements. For additional information see note 1c to our consolidated financial statements.

Income Taxes

In the first quarter of 2024, Teva recognized a tax benefit of $52 million, on a pre-tax loss of $467 million. In the first quarter of 2023, Teva recognized a tax benefit of $19 million, on a pre-tax loss of $272 million. See note 11 to our consolidated financial statements.

Share in (Profits) Losses of Associated Companies, Net

Share in losses of associated companies, net in the first quarter of 2024 was $4 million. Share in profits of associated companies, net in the first quarter of 2023 was immaterial.

Net Income (Loss) Attributable to non-controlling interests

Net loss attributable to non-controlling interests was $280 million in the first quarter of 2024, compared to a net loss attributable to non-controlling interests of $33 million in the first quarter of 2023. The higher net loss in the first quarter of 2024 was mainly due to higher impairments of tangible assets largely related to the classification of a business in our International Markets segment as held for sale. See note 12 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net loss was $139 million in the first quarter of 2024, compared to a net loss of $220 million in the first quarter of 2023. The lower net loss in the first quarter of 2024 was mainly due to higher net loss attributable to non-controlling interests, higher gross profit and lower legal settlements and loss contingencies, partially offset by higher other asset impairments, restructuring and other items, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended March 31, 2024 and 2023 was 1,123 million and 1,115 million shares, respectively.

Diluted loss per share was $0.12 in the first quarter of 2024, compared to diluted loss per share of $0.20 in the first quarter of 2023. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of March 31, 2024 and 2023, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,167 million and 1,158 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the first quarter of 2024, approximately 50% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, Russian ruble, Swiss franc, Canadian dollar, and the new Israeli shekel) impact our results.

During the first quarter of 2024, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Argentinian peso by 77%, Turkish lira by 39%, Russian ruble by 20%, Chilean peso by 14%, Japanese yen by 11%, Ukrainian hryvna by 4%, Australian dollar by 4% and the new Israeli shekel by 3%. The following main currencies increased in value against the U.S. dollar: Polish zloty by 10%, Mexican peso by 10%, Swiss franc by 6%, Brazilian real by 5%, British pound by 4% and the euro by 1%.

As a result, exchange rate movements during the first quarter of 2024, net of hedging effects, negatively impacted overall revenues by $39 million and operating income by $11 million, compared to the first quarter of 2023.

In the first quarter of 2024, a positive hedging impact of $13 million was recognized under revenues, and a negative hedging impact of $3 million was recognized under cost of sales. In the first quarter of 2023, a negative hedging impact of $6 million was recognized under revenues and a minimal hedging impact was recognized under cost of sales.

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

2024 Aggregated Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Total balance sheet assets were $42,773 million as of March 31, 2024, compared to $43,479 million as of December 31, 2023.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $1,235 million as of March 31, 2024, compared to negative $1,374 million as of December 31, 2023. This increase was mainly due to an increase in accounts receivables net of SR&A and in inventory levels, a decrease in employee-related obligations mainly due to performance incentive payments to employees for 2023, and a decrease in accounts payables, partially offset by a classification to held for sale of working capital balance related to a business in our International Markets segment, as well as an increase in other current liabilities.

Employee-related obligations, as of March 31, 2024 were $492 million, compared to $611 million as of December 31, 2023. The decrease in the first quarter of 2024 was mainly due to performance incentive payments to employees for 2023, partially offset by an accrual for performance incentive payments to employees for 2024.

Cash investment in property, plant and equipment in the first quarter of 2024 was $124 million, compared to $139 million in the first quarter of 2023. Depreciation in the first quarter of 2024 was $120 million, compared to $139 million in the first quarter of 2023.

Cash and cash equivalents as of March 31, 2024 were $2,991 million compared to $3,226 million as of December 31, 2023.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily our $1.8 billion unsecured syndicated sustainability-linked revolving credit facility, entered into in April 2022, as amended in February 2023 and on May 3, 2024 (“RCF”). See note 7 to our consolidated financial statements.

Debt Balance and Movements

As of March 31, 2024, our debt was $19,643 million, compared to $19,833 million as of December 31, 2023. This decrease was mainly due to $193 million of exchange rate fluctuations.

In April 2024, we repaid $956 million of our 6% senior notes at maturity.

As of March 31, 2024, our debt was effectively denominated in the following currencies: 60% in U.S. dollars, 38% in euros and 2% in Swiss francs.

The portion of total debt classified as short-term as of March 31, 2024 was 16% compared to 8% as of December 31, 2023.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 72% as of March 31, 2024, compared to 71% as of December 31, 2023.

Our average debt maturity was approximately 5.7 years as of March 31, 2024, compared to 6.0 years as of December 31, 2023.

Total Equity

Total equity was $7,543 million as of March 31, 2024, compared to $8,126 million as of December 31, 2023. This decrease was mainly due to a net loss of $419 million, a negative impact of $123 million from exchange rate fluctuations, and purchase of shares from non-controlling interests in a subsidiary of Teva in Switzerland of $64 million.

Exchange rate fluctuations affected our balance sheet, as approximately 80% of our net assets as of March 31, 2024 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2023, changes in currency rates as of March 31, 2024 had a negative impact of $123 million on our equity. The following main currency increased in value against the U.S. dollar: Mexican peso by 2%. The following main currencies decreased in value against the U.S. dollar: Chilean peso by 11%, Japanese yen by 7%, Swiss franc by 7%, Russian ruble by 4%, and the euro by 2%. All comparisons are on a year-to-date basis.

Cash Flow

We continually seek to improve the efficiency of our working capital management. Periodically, as part of our cash and commercial relationship management activities, we make decisions in our commercial and supply chain activities which may drive an acceleration of receivable payments from customers, or deceleration of payments to third parties. This has the effect of increasing or decreasing cash from operations during any given period. In connection with strategic continual improvement, we obtained more favorable payment terms from many of our vendors which are expected to continue in future periods. In addition, in periods in which receivable payments from customers are delayed, we have and expect we may in the future extend the time to pay certain vendors, so as to balance our liquidity position. Such decisions may have a material impact on our annual operating cash flow measurement, as well as on our quarterly results.

Cash flow used in operating activities during the first quarter of 2024 was $124 million, compared to $145 million of cash flow used in operating activities in the first quarter of 2023. The lower cash flow used in operating activities in the first quarter of 2024 resulted mainly from higher profit in our Europe segment, partially offset by changes in certain working capital items, including a negative impact from accounts payables.

During the first quarter of 2024, we generated free cash flow of $32 million, which we define as comprising $124 million in cash flow used in operating activities, $295 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program), partially offset by $124 million in cash used for capital investment and $15 million in cash used for acquisition of businesses, net of cash acquired. During the first quarter of 2023, we generated free cash flow of $41 million, which we define as comprising $145 million in cash flow used in operating activities, $323 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $2 million in proceeds from divestitures of businesses and other assets, partially offset by $139 million in cash used for capital investment.

Dividends

We have not paid dividends on our ordinary shares or ADSs since December 2017.

Commitments

In addition to financing obligations under short-term debt and long-term senior notes and loans, debentures and convertible debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements, collaboration agreements, development funding agreements and participation in joint ventures associated with R&D activities. For further information on our agreements with mAbxience, Launch Therapeutics and Abingworth, Biolojic Design, Royalty Pharma, Sanofi, Modag, Alvotech, Takeda and MedinCell, see note 2 to our consolidated financial statements.

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

•

other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as impacts due to significant costs for remediation of plants, or other unusual events; and

•	corresponding tax effects of the foregoing items.

The following tables present our non-GAAP net income and non-GAAP EPS for the three months ended March 31, 2024 and 2023, as well as reconciliations of each measure to their nearest GAAP equivalents:

	Three months ended March 31,
($ in millions except per share amounts)	2024		2023
Net income (Loss) attributable to Teva(1)	($)	(139)	(220)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets		152	165
Legal settlements and loss contingencies(2)		106	233
Impairment of long-lived assets(3)		679	188
Restructuring costs		13	56
Costs related to regulatory actions taken in facilities		3	1
Equity compensation		28	32
Contingent consideration(1)(4)		79	35
Accelerated depreciation		7	25
Financial expenses		12	23
Items attributable to non-controlling interests		(284)	(40)
Other non-GAAP items(5)		44	63
Corresponding tax effects and unusual tax items(6)		(150)	(104)
Non-GAAP net income attributable to Teva	($)	548	457
Non-GAAP tax rate(7)		15.0%	15.5%
GAAP diluted earnings (loss) per share attributable to Teva	($)	(0.12)	(0.20)
EPS difference(8)		0.60	0.60
Non-GAAP diluted EPS attributable to Teva(8)	($)	0.48	0.40
Non-GAAP average number of shares (in millions)(8)		1,143	1,128

(1)

The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements. For additional information see note 1c to our consolidated financial statements.

(2)

For the three months ended March 31, 2024, adjustments for legal settlements and loss contingencies primarily consisted of $64 million attributable to an update to the estimated settlement provision for the Company’s opioid litigation (mainly the effect of the passage of time on the net present value of the discounted payments). For the three months ended March 31, 2023, adjustments for legal settlements and loss contingencies primarily consisted of $100 million related to an estimated provision recorded in connection with the U.S. DOJ patient assistance program litigation, $50 million related to a provision for the reverse-payment antitrust litigation over certain HIV medicines, as well as $36 million attributable to an update to the estimated settlement provision related to the remaining opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). See note 9 to our consolidated financial statements.

(3)

For the three months ended March 31, 2024, adjustments for impairment of long-lived assets primarily consisted of $577 million related to the classification of a business in Teva’s International Markets segment as held for sale. See note 12 to our consolidated financial statements. For the three months ended March 31, 2023, adjustments for impairment of long-lived assets primarily consisted of $112 million mainly related to regulatory pricing reductions in Japan. See note 5 to our consolidated financial statements.

(4)

For the three months ended March 31, 2024, adjustments for contingent consideration primarily consisted of $64 million related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid®).

(5)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, certain inventory write-offs, material litigation fees and other unusual events.

(6)

For the three months ended March 31, 2024 and March 31, 2023, adjustments for corresponding tax effects and unusual tax items exclusively consisted of the tax impact directly attributable to the pre-tax items that are excluded from non-GAAP net income included in the other adjustments to this table.

(7)

Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above. GAAP tax rate for the three months ended March 31, 2024 and March 31, 2023 was 11.1% and 7.1%, respectively.

(8)	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

Off-Balance Sheet Arrangements

Except for securitization transactions, which are disclosed in note 10f to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, we do not have any material off-balance sheet arrangements.

Critical Accounting Policies

For a summary of our significant accounting policies, see note 1 to our consolidated financial statements and “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, see note 6 to our consolidated financial statements on this Form 10-Q for disclosure regarding reporting units at risk identified during our annual goodwill impairment test.

Recently Issued Accounting Pronouncements

See note 1 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in our assessment of market risk as set forth in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2023.

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

After evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described below, as of such date, the Company’s disclosure controls and procedures were not effective.

Previously Identified Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, in our Annual Report on Form 10-K for the year ended December 31, 2023, during the preparation of our consolidated financial statements for the year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting, which continues to exist as of March 31, 2024.

We did not design and maintain effective control over the contingent consideration liability and related expenses in connection with estimated future royalty payments. This material weakness resulted in the misstatement of our “Other asset impairments, restructuring and other items,” “Net income” and “Other taxes and long-term liabilities” and related financial disclosures, and led to the revision of the Company’s consolidated financial statements for the year ended December 31, 2022, and the interim financial information for the quarterly and year-to-date periods ended June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

Management has designed and implemented the following specific controls to address the material weakness and enhance our disclosure controls and procedures over the contingent consideration liability: (i) defined responsibilities over the end-to-end process; (ii) enhanced the formality and rigor of reconciliation procedures; and (iii) implemented additional monitoring controls through management reviews.

Although the new controls have been designed and implemented, the new controls have not operated for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively. Accordingly, the material weakness is not remediated as of March 31, 2024.

Changes in Internal Control over Financial Reporting

The actions described under “Remediation Plan” above are changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

Additionally, during the three months ended March 31, 2024, we completed the implementation of a new financial consolidation information technology system. Such implementation was not made in response to any identified deficiency or weakness in our internal control over financial reporting. Management completed testing of this system prior to its launch and utilized a parallel run during the previous year. Furthermore, management will continue to monitor, test, and evaluate the operating effectiveness of internal controls during the post-implementation period to ensure effective controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various litigation and other legal proceedings. For a discussion of these matters, see “Commitments and Contingencies” included in note 10 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form

10-Q.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors previously disclosed in our Annual Report on Form

10-K

for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2024.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended March 31, 2024 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Rule

10b5-1

Trading Arrangements
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a Rule

10b5-1

trading arrangement or

non-Rule

10b5-1

trading arrangement (as such terms are defined in Item 408 of Regulation

S-K).
Amendment to Revolving Credit Agreement
On May 3, 2024, the terms of the RCF were amended to update the Company’s maximum permitted leverage ratio under the RCF for certain periods (the “RCF Amendment”). Under the terms of the RCF Amendment, the Company’s leverage ratio shall not exceed (i) 4.00x in 2024, 2025 and in the first quarter of 2026, (ii) 3.75x in the second, third and fourth quarters of 2026 and (iii) 3.50x in the first quarter of 2027 and onwards. The RCF Amendment permits the Company to increase the maximum leverage ratio if it consummates or commences certain material transactions.
The applicable margin used to calculate the interest rate under the RCF was previously linked to two sustainability performance targets: (i) the Company’s S&P ESG Score, and (ii) number of new regulatory submissions in low and middle-income countries, and was subject to increases depending on the Company’s sustainability performance. As a result of the RCF Amendment, the RCF is now linked to only one sustainability performance target, the number of new regulatory submissions in low and middle-income countries. The RCF margin may still increase depending on the Company’s sustainability performance.

The representations, warranties and covenants contained in the RCF Amendment were made only for purposes of such agreement and as of the dates specified therein, were solely for the benefit of the parties thereto and may be subject to qualifications agreed by the contracting parties and standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company and its subsidiaries.
The foregoing description of the RCF Amendment does not purport to be complete and is qualified in its entirety by reference to the RCF Amendment, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1	Second Amendment to Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated May 3, 2024, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Finance Netherlands III B.V., and Bank of America, N.A., as administrative agent *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: May 8, 2024	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)