Form 10-Q
period 2024-06-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2024-07-31
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
of the Act). Yes ☐ No ☒
As of June 30, 2024, the registrant had 1,132,908,864 ordinary shares outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,258	$3,226
Accounts receivables, net of allowance for credit losses of $95 million as of June 30, 2024 and as of December 31, 2023.	3,766	3,408
Inventories	3,927	4,021
Prepaid expenses	1,096	1,255
Other current assets	517	504
Assets held for sale	69	70

Total current assets	11,632	12,485
Deferred income taxes	2,000	1,812
Other non-current assets	434	470
Property, plant and equipment, net	5,573	5,750
Operating lease right-of-use assets, net	358	397
Identifiable intangible assets, net	4,853	5,387
Goodwill	16,488	17,177

Total assets	$41,338	$43,479

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,094	$1,672
Sales reserves and allowances	3,700	3,535
Accounts payables	2,366	2,602
Employee-related obligations	492	611
Accrued expenses	2,840	2,771
Other current liabilities	1,191	1,044
Liabilities held for sale	356	13

Total current liabilities	13,037	12,247
Long-term liabilities:
Deferred income taxes	553	606
Other taxes and long-term liabilities	4,356	4,019
Senior notes and loans	16,547	18,161
Operating lease liabilities	281	320

Total long-term liabilities	21,737	23,106

Commitments and contingencies , see note 10
Total liabilities	34,774	35,353

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; June 30, 2024 and December 31, 2023: authorized 2,495 million shares; issued 1,239 million shares and 1,227 million shares, respectively.	58	57
Additional paid-in capital	27,829	27,807
Accumulated deficit	(14,519)	(13,534)
Accumulated other comprehensive loss	(2,881)	(2,697)
Treasury shares as of June 30, 2024 and December 31, 2023: 106 million ordinary shares	(4,128)	(4,128)

	6,359	7,506

Non-controlling interests	204	620

Total equity	6,563	8,126

Total liabilities and equity	$41,338	$43,479

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenues	$4,164	$3,878	$7,983	$7,539
Cost of sales	2,140	2,082	4,188	4,161

Gross profit	2,024	1,796	3,795	3,378
Research and development expenses	269	240	511	473
Selling and marketing expenses	656	603	1,265	1,149
General and administrative expenses	283	307	561	602
Intangible assets impairments	61	63	141	241
Goodwill impairment	400	700	400	700
Other assets impairments, restructuring and other items	280	108	954	218
Legal settlements and loss contingencies	83	462	188	695
Other income	(2)	(33)	(1)	(34)

Operating income (loss)	(5)	(654)	(223)	(667)
Financial expenses, net	241	268	491	528

Income (loss) before income taxes	(246)	(923)	(713)	(1,195)
Income taxes (benefit)	630	(16)	578	(35)
Share in (profits) losses of associated companies, net	(2)	(1)	2	(1)

Net income (loss)	(874)	(906)	(1,294)	(1,159)
Net income (loss) attributable to non-controlling interests	(29)	(35)	(309)	(68)

Net income (loss) attributable to Teva	(846)	(872)	(985)	(1,091)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.75)	$(0.78)	$(0.87)	$(0.98)

Diluted	$(0.75)	$(0.78)	$(0.87)	$(0.98)

Weighted average number of shares (in millions):
Basic	1,133	1,120	1,128	1,118

Diluted	1,133	1,120	1,128	1,118

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(874)	$(906)	$(1,294)	$(1,159)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(145)	(39)	(268)	81
Unrealized gain (loss) from derivative financial instruments, net	7	4	14	12
Unrealized loss on defined benefit plans	—	—	(1)	(1)

Total other comprehensive income (loss)	(138)	(35)	(255)	92

Total comprehensive income (loss)	(1,012)	(941)	(1,549)	(1,067)
Comprehensive income (loss) attributable to non-controlling interests	(61)	(95)	(383)	(137)

Comprehensive income (loss) attributable to Teva	$(951)	$(846)	$(1,166)	$(930)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2024	1,238	58	27,796	(13,673)	(2,775)	(4,128)	7,278	265	7,543
Net Income (loss)				(846)			(846)	(29)	(874)
Other comprehensive income (loss)					(106)		(106)	(32)	(138)
Issuance of Shares	*	*					*		*
Stock-based compensa tio n expense			32				32		32

Balance at June 30, 2024	1,239	$58	$27,829	$(14,519)	$(2,881)	$(4,128)	$6,359	$204	$6,563

*	Represents an amount less than 0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2023	1,227	57	27,807	(13,534)	(2,697)	(4,128)	7,506	620	8,126
Net Income (loss)				(985)			(985)	(309)	(1,294)
Other comprehensive income (loss)					(181)		(181)	(74)	(255)
Issuance of Shares	12	1	*				1		1
Stock-based compensation expense			60				60	—	60
Proceeds from exercise of options			6				6		6
Dividend to non-controlling interests**								(18)	(18)
Purchase of shares from non-controlling interests***			(45)		(3)		(48)	(16)	(64)

Balance at June 30, 2024	1,239	$58	$27,829	$(14,519)	$(2,881)	$(4,128)	$6,359	$204	$6,563

*	Represents an amount less than $0.5 million.
**	In connection with dividends to non-controlling interests in Teva’s joint venture in Japan.
***	Purchase of shares from non-controlling interests in a Teva’s subsidiary in Switzerland.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2023**	1,226	57	27,719	(13,194)	(2,701)	(4,128)	7,752	751	8,504
Net Income (loss)**				(872)			(872)	(35)	(906)
Other comprehensive income (loss)					25		25	(60)	(35)
Issuance of shares	1	*	*				*		*
Stock-based compensation expense			30				30		30

Balance at June 30, 2023**	1,227	$57	$27,748	$(14,066)	$(2,677)	$(4,128)	$6,936	$656	$7,592

*	Represents an amount less than $0.5 million.
**
The data presented for prior periods has been revised to reflect a rev is
ion in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information, see note 1c.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2022**	1,217	57	27,688	(12,975)	(2,838)	(4,128)	7,804	794	8,598
Net Income (loss)				(1,092)			(1,092)	(68)	(1,159)
Other comprehensive income (loss)					161		161	(69)	92
Issuance of Shares	10	*					*		*
Stock-based compensation expense			62				62	—	62

Balance at June 30, 2023**	1,227	$57	$27,748	$(14,066)	$(2,677)	$(4,128)	$6,936	$656	$7,592

*	Represents an amount less than $0.5 million.
**
The data presented for prior periods has been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information, see note 1c.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating activities:
Net income (loss)	$(874)	(906)	$(1,294)	(1,159)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	259	300	531	604
Impairment of goodwill	400	700	400	700
Impairment of long-lived assets and assets held for sale	130	74	809	262
Net change in operating assets and liabilities	(10)	212	(507)	(137)
Deferred income taxes – net and uncertain tax positions	(424)	(44)	(613)	(150)
Stock-based compensation	32	30	60	62
Other items *	592	(12)	594	23
Net loss (gain) from investments and from sale of long-lived assets	(1)	(30)	(1)	(26)

Net cash provided by (used in) operating activities	103	324	(21)	179

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	317	371	612	694
Purchases of property, plant and equipment and intangible assets	(97)	(119)	(221)	(258)
Proceeds from sale of business and long-lived assets	1	56	1	58
Acquisition of businesses, net of cash acquired	—	—	(15)	—
Purchases of investments and other assets	(43)	(2)	(55)	(6)
Other investing activities	—	(4)	—	(5)

Net cash provided by (used in) investing activities	178	302	322	483

Financing activities:
Purchase of shares from non-controlling interests	—	—	(64)	—
Dividends paid to non-controlling interests	—	—	(78)	—
Repayment of senior notes and loans and other long term liabilities	(956)	—	(956)	(3,152)
Proceeds from senior notes, net of issuance costs	—	—	—	2,451
Other financing activities	(10)	(55)	(19)	(60)

Net cash provided by (used in) financing activities	(966)	(55)	(1,117)	(761)

Translation adjustment on cash and cash equivalents	(49)	(77)	(153)	(65)

Net change in cash, cash equivalents and restricted cash	(733)	494	(969)	(164)
Balance of cash, cash equivalents and restricted cash at beginning of period	2,991	2,176	3,227	2,834

Balance of cash, cash equivalents and restricted cash at end of period	$2,258	2,670	2,258	2,670

Cash and cash equivalents	2,258	2,669	2,258	2,669
Restricted cash included in other current assets . .	—	1	—	1

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,258	2,670	2,258	2,670

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$320	380	632	714

*	Adjustment in the three months period ended June 30, 2024 was mainly related to an agreement with the Israeli Tax Authorities. See note 11.
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
In February 2022, Russia launched an invasion of Ukraine. As of the date of these consolidated financial statements, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. During the three and six months ended June 30, 2024, the impact of this conflict on Teva’s results of operation and financial condition continues to be immaterial.
In October 2023, Israel was attacked by a terrorist organization and entered a state of war. As of the date of these consolidated financial statements, the war in Israel is ongoing and continues to evolve. Israel is included in Teva’s International Markets segment results. Teva’s global headquarters and several manufacturing and R&D facilities are located in Israel. Currently, such activities in Israel remain largely unaffected. Teva continues to maintain contingency plans with backup production locations for key products. During the three and six months ended June 30, 2024, the impact of this war on Teva’s results of operations and financial condition is immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.
Teva’s results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results that could be expected for the entire fiscal year.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The tables below present the impact of the revision on the line items within the Company’s consolidated financial statements for the relevant periods:

	Three months ended			Six months ended
	June 30, 2023			June 30, 2023
	U.S. $ in millions (except per share amounts)
	(Unaudited)
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Other asset impairments, restructuring and other items	$100	8	108	$195	23	218
Operating income (loss)	(646)	(8)	(654)	(644)	(23)	(667)
Income (loss) before income taxes	(914)	(8)	(923)	(1,172)	(23)	(1,195)
Income taxes (benefit)	(16)	§	(16)	(35)	—	(35)
Net income (loss)	(898)	(8)	(906)	(1,136)	(23)	(1,159)
Net income (loss) attributable to Teva	(863)	(8)	(872)	(1,068)	(23)	(1,091)
Basic and diluted loss per share	$(0.77)	(0.01)	(0.78)	$(0.96)	(0.02)	(0.98)
§ Represents an amount less than $0.5 million.

	June 30, 2023
	As previously reported	Adjustment	As revised
	U.S. $ in millions
	(Unaudited)
Deferred income taxes	$1,578	5	1,583
Total assets	43,095	5	43,100
Other taxes and long-term liabilities	3,973	121	4,094
Total long-term liabilities	23,543	121	23,664
Total liabilities	35,387	121	35,508
Teva shareholders’ equity:
Accumulated deficit	(13,950)	(116)	(14,066)
Total equity	7,708	(116)	7,592
Total liabilities and equity	$43,095	5	43,100

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
mAbxience
In April 2024, Teva announced it entered into a strategic licensing agreement with mAbxience for a biosimilar candidate currently in development for the treatment of multiple oncology indications. Under the terms of the licensing agreement, mAbxience will develop and produce the biosimilar product and Teva will lead the regulatory processes and commercialization in multiple global markets, including Europe and the U.S. In the second quarter of 2024, Teva paid mAbxience upfront and milestone payments in a total amount of $20 million, which were recorded as R&D expenses. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $132 million
.
Launch Therapeutics and Abingworth
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
Under such development funding agreement, Abingworth will provide Teva up to
$150 million to fund ongoing development costs for
ICS-SABA
(TEV-‘248).
In exchange and subject to regulatory approval, Teva will pay Abingworth a milestone payment in the amount actually funded by Abingworth up to $150 million, as well as success payments based on
ICS-SABA
(TEV-‘248)
sales. Teva will recognize the funding as reimbursement for R&D expenses.
Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and globally commercialize a BD9 multibody for the potential treatment of Atopic Dermatitis and Asthma. In exchange, Teva paid an upfront payment in an amount of $10 million in January 2024, which was recorded as an R&D expense in the fourth quarter of 2023
.

Biolojic may be eligible to receive additional development and commercial milestone payments of up to approximately $500 million, over the next several years, based on the achievement of certain pre-clinical,
clinical and regulatory milestones, with the majority of the payments based on future revenue achievements.
Royalty Pharma
On November 9, 2023, Teva entered into a funding agreement with Royalty Pharma plc. (“Royalty Pharma”) to further accelerate the clinical research program for Teva’s olanzapine LAI
(TEV-’749).
Under the terms of the funding agreement, Royalty Pharma will provide Teva up to $100 million to fund ongoing development costs for olanzapine LAI
(TEV-‘749),
and Royalty Pharma and Teva had a mutual option to increase the total funding amount to $125 million, which has expired
 as of the date of this Quarterly
Report on Form 10-Q. In exchange and subject
to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, paid over 5 years, in addition to royalties upon commercialization. Teva will continue to lead the development and commercialization of the product globally. During the fourth quarter of 2023,
and
the first and second quarters of 2024, Teva recorded $35 million, $27 million and $19 million, respectively, as reimbursement for R&D expenses in connection with this agreement. Olanzapine LAI
(TEV-’749)
is currently in Phase 3 for the treatment of schizophrenia (see also MedinCell transaction below).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop
and
co-
commercialize Teva’s duvakitug (anti-TL1A,
TEV-’574)
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
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) providing Teva with an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin
(TEV-’286)
and a related compound
(TEV-’287).
Emrusolmin
(TEV-’286)
was initially developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. A Phase 1b clinical trial for emrusolmin
(TEV-’286)
was completed and Teva expects to initiate a Phase 2 clinical trial in the coming months. In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag, which was recorded as an R&D expense. Modag may be eligible for additional future development milestone payments, totaling an aggregate amount of up to $30 million, as well as future commercial milestones and royalties.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration contained biosimilar candidates addressing multiple therapeutic areas, including proposed biosimilars to Humira
®
(adalimumab) and Stelara
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
Teva made upfront and milestone payments in an aggregate amount of $78 million in 2020, 2021 and 2023. Additionally, during the six months ended June 30, 2024, Teva recognized milestone payments in an aggregate amount of $44 million, of which $27 million was paid in the second quarter of 2024 and $17 million was paid in July 2024. Additional development and commercial milestone payments of up to approximately $380 million, in addition to royalty and milestone payments related to the amendment of the collaboration agreement entered into in July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share revenue from the commercialization of these biosimilars.
The amendment of the collaboration agreement entered into in July 2023 includes increased involvement by Teva regarding manufacturing and quality at Alvotech’s manufacturing facility. In connection with Teva’s amendment of its strategic partnership with Alvotech, on September 29, 2023,
Teva
purchased
 $40
million of subordinated convertible bonds of Alvotech. On June 26, 2024, Alvotech announced its intention to exercise its redemption rights and redeemed the convertible bonds for
 $44
million, including accrued interest, which were paid to Teva in July 2024.
On February 24, 2024, Alvotech and Teva announced that the FDA approved SIMLANDI
®
(adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira
®
, for the treatment of adult rheumatoid arthritis, juvenile idiopathic arthritis, adult psoriatic arthritis, adult ankylosing spondylitis, Crohn’s disease, adult ulcerative colitis, adult plaque psoriasis, adult hidradenitis suppurativa and adult uveitis. On April 17, 2024, Alvotech and Teva amended their collaboration agreement to enable the purchase by Quallent of a private label adalimumab-ryvk injection from Alvotech for the U.S. market, with Alvotech sharing profits with Teva on the private label sales. On May 20, 2024, Alvotech and Teva announced that SIMLANDI is available in the United States.
With respect to the proposed biosimilar to Stelara
®
, on June 12, 2023, Alvotech and Teva reached a settlement and license agreement with Johnson & Johnson, granting a licensed entry date in the U.S. no later than
February 21, 2025
.
On April 16, 2024, Alvotech and Teva announced that the FDA approved SELARSDI
TM
(ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara
®
, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients six
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
MedinCell
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable (“LAI”) products. Teva leads the clinical development and regulatory process and is responsible for the commercialization of these products. The lead product is risperidone LAI (formerly known as
TV-46000).
On April 28, 2023, the FDA approved UZEDY
®
(risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults, which was launched in the U.S. in May 2023. MedinCell may be eligible for future sales-based milestones of up to $105 million with respect to UZEDY. Teva also pays MedinCell royalties on net sales.
The second selected product candidate is olanzapine LAI
(TEV-’749)
for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to Phase 3 and, as a result, paid a $3 million milestone payment to MedinCell, which was recognized as R&D expenses. On May 8, 2024, Teva and MedinCell announced positive phase 3 efficacy results from a trial evaluating olanzapine LAI as a once-monthly subcutaneous long-acting injectable in adults with schizophrenia. Additional safety and efficacy results are planned in the second half of 2024. MedinCell may become eligible for further development and commercial milestones of up to $108 million, as well as royalties on sales of olanzapine LAI
(TEV-’749).
Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of June 30, 2024 and December 2023, included certain businesses in Teva’s International Markets segment that are expected to be sold within the next year, mainly the business venture in Japan.
In connection with the held for sale classification, in the first quarter of 2024, Teva recorded expenses of $577 million due to an expected loss upon sale, including $369 million of expected loss from reclassification of currency translation adjustments to the statements of income upon sale, in other assets impairments, restructuring and other items. In the second quarter of 2024, Teva recorded an additional expense of $67 million related to the expected loss from reclassification of currency translation adjustments referred to above. See note 12.
The table below summarizes all of Teva’s assets and liabilities included as held for sale as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(U.S. $ in millions)
Inventories	159	12
Accounts receivables	114	—
Goodwill	78	30
Identifiable intangible assets, net	60	—
Property, plant and equipment, net	13	5
Other current and non-current assets	50	23
Expected loss on sale*	(405)	—

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$69	$70

Accounts payables	(73)	—
Other liabilities	(44)	(13)
Expected loss on sale*	(239)	—

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(356)	$(13)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.

1
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended June 30, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,714	1,203	574	150	3,640
Licensing arrangements	23	6	6	1	36
Distribution	373	§	9	—	382
Other	§	3	4	99	106

	$2,110	$1,213	$593	$249	$4,164

§	Represents an amount less than $0.5 million.

	Three months ended June 30, 2023
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,480	1,153	547	151	3,331
Licensing arrangements	20	11	6	2	38
Distribution	392	§	10	—	402
Other	(1)	(1)	16	92	106

	$1,892	$1,163	$578	$245	$3,878

§	Represents an amount less than $0.5 million.

	Six months ended June 30, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	3,034	2,455	1,140	277	6,907
Licensing arrangements	45	18	11	1	75
Distribution	754	1	18	—	773
Other	1	12	20	195	228

	$3,835	$2,485	$1,190	$474	$7,983

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2023
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	2,710	2,329	1,100	282	6,421
Licensing arrangements	42	25	12	2	81
Distribution	816	§	19	—	836
Other	§	(7)	29	179	201

	$3,569	$2,347	$1,159	$464	$7,539

§	Represents an amount less than $0.5 million.
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
SR&A to U.S. customers comprised approximately
70
% of the Company’s total SR&A as of June 30, 2024, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the six months ended June 30, 2024 and 2023 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2024	$61	$1,603	$540	$859	$436	$97	$3,535	$3,596
Provisions related to sales made in current year period	194	2,325	382	3,950	146	81	6,896	7,084
Provisions related to sales made in prior periods	—	12	26	(11)	(17)	(1)	9	9
Credits and payments	(184)	(2,183)	(376)	(3,923)	(129)	(82)	(6,705)	(6,884)
Translation differences	—	(19)	(4)	(6)	(4)	(2)	(35)	(35)

Balance at June 30, 2024	$70	$1,738	$568	$869	$432	$93	$3,700	$3,770

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2023	$67	$1,575	$663	$991	$455	$66	$3,750	$3,817
Provisions related to sales made in current year period	175	2,037	319	3,788	141	56	6,341	6,516
Provisions related to sales made in prior periods	—	(17)	(26)	(17)	16	(3)	(47)	(47)
Credits and payments	(178)	(2,068)	(431)	(3,908)	(181)	(38)	(6,626)	(6,804)
Translation differences	—	11	2	2	2	(2)	15	15

Balance at June 30, 2023	$64	$1,538	$527	$856	$433	$79	$3,433	$3,497

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	June 30,	December 31,
	2024	2023
	(U.S. $ in millions)
Finished products	$2,269	$2,346
Raw and packaging materials	982	993
Products in process	489	500
Materials in transit and payments on account	186	183

	$3,927	$4,021

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consis
t
ed of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(U.S. $ in millions)
Product rights	$16,186	$17,981	$11,952	$13,274	$4,234	$4,707
Trade names	575	583	285	269	290	314
In process research and development	329	366	—	—	329	366

Total	$17,090	$18,930	$12,237	$13,543	$4,853	$5,387

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 9 years.
Amortization of intangible assets was $146 million and $162 million in the three months ended June 30, 2024 and 2023, respectively.
Amortization of intangible assets was $298 million and $326 million in the six months ended June 30, 2024 and 2023, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended June 30, 2024 and 2023 were $61 million and $63 million, respectively.
Impairments in the second quarter of 2024 consisted of:

(a)	Identifiable product rights of $51 million, mainly due to updated market assumptions regarding price and volume of products mainly in the U.S.; and

1
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

(b)
IPR&D assets of $10 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

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

Impairments of long-lived intangible assets for the six months ended June 30, 2024 and 2023 were $141 million and $241 million, respectively.
Impairments in the first six months of 2024 consisted of:

(a)	Identifiable product rights of $108 million, mainly due to updated market assumptions regarding price and volume of products mainly in the U.S.; and

(b)
IPR&D assets of $33 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

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

The fair value measurement of the impaired intangible assets in the first six months ended June 30, 2024 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.5% to 10%. A probability of success factor ranging from 20% to 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

2
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended June 30, 2024 were as follows:

	North America	United States	Europe	International Markets	Other		Total
					Teva’s API	Medis
		(U.S. $ in millions)
Balance as of December 31, 2023 (1)	$6,459	$—	$8,466	$675	$1,313	$265	$17,177
Goodwill allocation related to the shift of Canada to International Markets	(6,459)	5,813	—	646	—	—	—
Balance as of January 1, 2024	$—	$5,813	$8,466	$1,321	$1,313	$265	$17,177
Other changes during the period:
Goodwill impairment	—	—	—	—	(400)	—	(400)
Goodwill reclassified as assets held for sale	—	—	—	(48)	—	—	(48)
Translation differences	—	—	(143)	(65)	(18)	(14)	(240)

Balance as of June 30, 2024 (1)	$—	$5,813	$8,323	$1,208	$895	$251	$16,488

(1)	Cumulative goodwill impairment as of June 30, 2024 and December 31, 2023 was approximately $28.7 billion and $28.3 billion, respectively.
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
Second Quarter Developments
During the second quarter of 2024, Teva completed its long-range planning (“LRP”) process. The LRP is part of Teva’s internal financial planning and budgeting processes and is discussed and reviewed by Teva’s management and its board of directors.
Additionally, Teva conducted a quantitative analysis of all reporting units as part of its annual goodwill impairment test with the assistance of an independent valuation expert.
As disclosed in prior periods, the excess of the estimated fair value of Teva’s API reporting unit over its estimated carrying amount was negligible as of December 31, 2023 and March 31, 2024. The updated quantitative analysis performed in the second quarter of 2024, which was based on the aforementioned LRP process and Teva’s Pivot to Growth strategy assumptions, resulted in a recognition of a goodwill impairment charge of $400 million related to Teva’s API reporting unit.
Following the goodwill impairment charges recorded in relation to Teva’s API reporting unit, the carrying values of this reporting unit equaled its fair value as of June 30, 2024. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to Teva’s API reporting unit in the future.
Teva’s United States, Europe, International Markets and Medis reporting units had fair values in excess of 10% over their book values as of June 30,
2024.
In the second quarter of 2023, Teva recorded a goodwill impairment charge of $700 million related to its International Markets reporting unit, mainly due to an increase in the discount rate due to higher risk associated with country-specific characteristics of several countries.
NOTE 7 – Debt obligations:

a.	Short-term debt:

			June 30,	December 31,
	Interest rate as of June 30, 2024	Maturity	2024	2023
			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities			2,071	1,649

Total short-term debt			$2,094	$1,672

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due in 2026 was $23 million as of June 30, 2024 and as of December 31, 2023. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under ‘short-term debt’.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b.	Long-term debt:

	Interest rate as of June 30, 2024	Maturity	June 30, 2024	December 31, 2023
			(U.S. $ in millions)
Senior notes EUR 1,500 million	1.13%	2024	672	693
Sustainability-linked senior notes EUR 1,500 million (1)(*)	4.38%	2030	1,608	1,656
Sustainability-linked senior notes EUR 1,100 million (2)(*)	3.75%	2027	1,180	1,215
Senior notes EUR 1,000 million	6.00%	2025	441	453
Senior notes EUR 900 million	4.50%	2025	531	547
Sustainability-linked senior notes EUR 800 million (3)(*)	7.38%	2029	857	884
Senior notes EUR 750 million	1.63%	2028	802	826
Senior notes EUR 700 million	1.88%	2027	749	771
Sustainability-linked senior notes EUR 500 million (3)(*)	7.88%	2031	536	552
Senior notes USD 3,500 million	3.15%	2026	3,374	3,374
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986
Senior notes USD 1,250 million (4)	6.00%	2024	—	956
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes USD 1,000 million	7.13%	2025	427	427
Sustainability-linked senior notes USD 1,000 million (2)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes USD 1,000 million (1)(*)	5.13%	2029	1,000	1,000
Senior notes USD 789 million	6.15%	2036	783	783
Sustainability-linked senior notes USD 600 million (3)(*)	7.88%	2029	600	600
Sustainability-linked senior notes USD 500 million (3)(*)	8.13%	2031	500	500
Senior notes CHF 350 million	1.00%	2025	390	416

Total senior notes			18,686	19,889
Other long-term debt			2	1
Less current maturities			(2,071)	(1,649)
Less debt issuance costs			(70)	(80)

Total senior notes and loans			$16,547	$18,161

(1)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(2)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(3)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.100% - 0.300% per annum, from and including September 15, 2026.
(4)	In April 2024, Teva repaid $956 million of its 6% senior notes due 2024 at maturity.

*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8c.
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
Teva’s debt as of June 30, 2024 was effectively denominated in the following currencies: 59% in U.S. dollars, 39% in euro and 2% in Swiss franc.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of June 30, 2024, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
Under specified circumstances, including
non-compliance
with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, the Company will not be able to borrow under the RCF. Additionally, violations of the covenants, under the circumstances referred to above, would result in an event of default in all borrowings under the RCF and, when greater than a specified threshold amount as set forth in each series of senior notes and sustainability-linked senior notes is outstanding, could lead to an event of default under the Company’s senior notes and sustainability-linked senior notes due to cross-acceleration provisions.
Teva expects that it will continue to have sufficient cash resources to support its debt service payments and all other financial obligations within one year from the date that the financial statements are issued.
NOTE 8 – Derivative instruments and hedging activities:

a.	Foreign exchange risk management:
In the first six months of 2024, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of June 30, 2024, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

c.	Bifurcated embedded derivatives:
Upon the issuance of its sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and reduction of absolute greenhouse gas emissions, which were bifurcated and are accounted for separately as derivative financial instruments. As of June 30, 2024, the fair value of these derivative instruments is negligible.

d.	Derivative instruments outstanding:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	June 30,	December 31,
	2024	2023
	(U.S. $ in millions)
Cross-currency swap - cash flow hedge (1)	$—	$169

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$27	$38
Other non-current assets:
Cross-currency swap-cash flow hedge (1)	—	8	—	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(31)	(39)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$241	$268	$(138)	$(35)
Cross-currency swaps - cash flow hedge (1)	—	(14)	—	(3)

	Financial expenses, net		Other comprehensive income (loss)
	Six months ended,		Six months ended,
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$491	$528	$(255)	$92
Cross-currency swaps - cash flow hedge (1)	(8)	(15)	1	(5)
The table below provides information
regarding
the location and amount of
pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$241	$268	$(4,164)	$(3,878)
Option and forward contracts (2)	(27)	(36)	—	—
Option and forward contracts economic hedge (3)	—	—	2	(4)

	Financial expenses, net		Net revenues
	Six months ended,		Six months ended,
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$491	$528	$(7,983)	$(7,539)
Option and forward contracts (2)	(37)	(50)	—	—
Option and forward contracts economic hedge (3)	—	—	(10)	2

(1)
On March 31, 2023, Teva entered into a cross-currency interest rate swap agreement, designated as cash flow hedge for accounting purposes with respect to an intercompany loan due October 2026, denominated in Japanese yen. The agreement was terminated in the first quarter of 2024 and resulted in cash proceeds of $
16
 million.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, Japanese yen, British pound, Russian ruble, Canadian dollar, Polish zloty and some other currencies to protect its projected operating results for 2024. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In the three months ended June 30, 2024, the negative impact from these derivatives recognized under revenues was
$2
million. In the six months ended June 30, 2024, the positive impact from these derivatives recognized under revenues was
$10
million. In the three months ended June 30, 2023, the positive impact from these derivatives recognized under revenues
was $4
million. In the six months ended June 30, 2023, the negative impact from these derivatives recognized under revenues was
$2
million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $7 million were recognized under financial expenses, net, for each of the three months ended June 30, 2024 and 2023, and losses of $14 million and $18 million were recognized under financial expenses, net for each of the six months ended June 30, 2024 and 2023, respectively.

f.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year
term. The AR Facility provided for purchases of accounts receivable by PNC in an amount of up to $
1
 billion through November 2023, and up to $
500
 million from November 2023 through November 2025. On June 30, 2023, the AR Facility agreement was amended to include an additional receivables purchaser under the agreement, in an amount of up to $
250
 million through November 2025. As a result, the total commitment of PNC was reduced to an amount of up to $
750
 million, effective June 30, 2023. Under the terms of the AR facility agreement, in November 2023, the total commitment of PNC was further reduced to an amount of up to $
500
 million through November 2025. On November 7, 2023, the SPV amended the agreement and increased the commitment amount to a maximum of $
1
 billion by including an additional receivables purchaser in an amount of up to $
250
 million through March 2024, which was then reduced by $
125
 million through November 2025. As a result, the commitment amount was reduced to a maximum of $
875
 million without any additional purchasers participating in the AR facility.
Pledged accounts receivables

In connection with the U.S. securitization program, accounts receivables, net of allowance for credit losses, include $
889
 million and $
437
 million as of June 30, 2024 and December 31, 2023, respectively, which are pledged by the SPV to PNC.
g. Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of June 30, 2024 and December 31, 2023, respectively, $131 million and $108 million of accounts payables to suppliers participating
 in these supplier finance programs were outstanding.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 – Legal settlements and loss contingencies:
In the second quarter of 2024, Teva recorded expenses of $83 million in legal settlements and loss contingencies, compared to $462 million in the second quarter of 2023. Expenses in the second quarter of 2024 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), as well as an update in the estimated provision related to the settlement of several opt-out
claims in connection with the Ontario Teachers Securities litigation, partially offset by an update to the estimated provision for the U.S. DOJ patient assistance program litigation. Expenses in the second quarter of 2023 were mainly related to a provision recorded in connection with the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, an update to the estimated settlement provision related to some of the remaining opioid cases including an agreement in principle on private hospital cases, and an update to the provision related to the settlement in the reverse-payment antitrust litigation over certain HIV medicines. See note 10.
In the first six months of 2024, Teva recorded expenses of $188 million in legal settlements and loss contingencies, compared to $695 million in the first six months of 2023. Expenses in the first six months of 2024 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), as well as an update in the estimated provision related to the settlement of several opt-out
claims in connection with the Ontario Teachers Securities litigation. Expenses in the first six months of 2023 were mainly related to an update to the estimated settlement provision related to the remaining opioid cases, the provision relating to the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, an update to the estimated provision related to the U.S. DOJ patient assistance program litigation and the provision related to the settlement of the reverse-payment antitrust litigation over certain HIV medicines.
As
of June 30, 2024 and December 31, 2023, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,730 million and $4,771 million, respectively.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Except as otherwise noted, all of the litigation matters disclosed below involve claims arising in the United States. Except as otherwise noted, all third-party sales figures given below are based on IQVIA data.
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
®
(apixaban). In May 2023, the U.K. Court of Appeal upheld this decision and denied BMS’s request to appeal to the U.K. Supreme Court. On October 31, 2023, the U.K. Supreme Court denied BMS’s application for further review, making the decision to revoke the compound patent and SPC final. Separately, in February 2021, Teva initiated a patent invalidity action against the formulation patents, which are also under opposition at the European Patent Office (“EPO”). On July 15, 2022, the U.K. High Court held that these formulation patents were invalid but granted permission to appeal, which was subsequently stayed pending the outcome of the opposition at the EPO to one of the formulation patents. On December 21, 2023, the EPO’s Technical Board of Appeal held its hearing on the opposition, and on March 13, 2024, it issued a written decision revoking the patent. On May 15, 2024, BMS filed a submission to the Enlarged Board of Appeal seeking its permission to review the Technical Board of Appeal’s decision.

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
Multiple lawsuits have been filed in connection with this matter. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending against Teva and other manufacturers, including one MDL in the U.S. District Court for the District of New Jersey related to, with respect to Teva, valsartan and losartan, and another MDL in the U.S. District Court for the Southern District of Florida related to ranitidine. The claims against Teva in these MDLs include individual personal injury and/or product liability claims, economic damages claims brought by consumers and end payors as putative class actions, and medical monitoring class claims. The district court in the valsartan MDL certified a series of subclasses on plaintiffs’ economic loss claims as well as a medical monitoring class and ordered that the first trial, which was scheduled to commence on March 18, 2024 but has subsequently been delayed, will include third-party payor economic loss claims brought by a class representative on behalf of several subclasses of payors against Teva and two other defendants. Discovery is ongoing in the MDL with respect to the losartan claims against Teva. The claims against Teva and other generic manufacturers in the ranitidine MDL have been dismissed on preemption grounds but are subject to appeal. The district court in the ranitidine MDL also excluded all of plaintiffs’ general causation experts and granted summary judgment to the brand defendants on preemption grounds and later applied that general causation ruling to all defendants. This ruling is on appeal in the Eleventh Circuit Court of Appeals.
Certain generic manufacturers, including Teva, have also been named in state court actions asserting allegations similar to those in the aforementioned MDLs. In particular, state court valsartan and losartan actions are pending in New Jersey and Delaware and are currently stayed, with the exception of a single-plaintiff case originally filed in the MDL alleging non-cancer
injuries, which was later refiled in a New Jersey state court in October 2022 and is in the very initial stages of discovery. State court ranitidine cases naming Teva are also pending in coordinated proceedings in California and Pennsylvania. Teva was dismissed from all ranitidine claims pending in Illinois based on preemption grounds, which plaintiffs could still appeal when those cases reach final judgments as to all remaining defendants. Teva was also dismissed on preliminary objections in Pennsylvania for plaintiffs whose cases are governed by Pennsylvania law, but further motion practice may continue.
In addition to the valsartan and ranitidine MDLs and coordinated state court proceedings, Teva has been named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s, as well as other generic manufacturers’ metformin products. The parties are now engaged in discovery related to the surviving metformin claims. Teva was recently named in a related proceeding pending in the same district brought by end payors also seeking economic damages on behalf of a purported class of end payors who purchased Teva’s, as well as other generic manufacturers’, metformin products. This action was consolidated with the original proceeding for discovery and pretrial purposes only. Teva, along with the other defendants, have moved to dismiss the claims in this newly consolidated proceeding. Similar lawsuits are pending in Canada and Germany.

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
In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended release niacin) filed claims against Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005 to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. On April 24, 2023, the U.S. District Court’s denial of the indirect purchasers’ motion for class certification was affirmed by the Court of Appeals for the Third Circuit, and on June 5, 2023, the Court of Appeals denied the indirect purchasers’ petition for re-hearing.
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
opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated and on February 21, 2023, the court granted defendants’ motion to dismiss all claims in the second amended complaints with prejudice. Plaintiffs filed an appeal in the U.S. Court of Appeals for the Second Circuit, and on May 13, 2024, the Second Circuit affirmed the U.S. District Court’s dismissal with prejudice and issued a mandate on June 4, 2024, formally ending the appeal in the Second Circuit. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
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
®
and/or Truvada
®
and Atripla
®
, although plaintiffs in the California litigation abandoned any claim for damages relating to the Viread
®
settlement. In May 2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs in the California litigation and Teva recognized a provision for this matter based on such settlement. On June 30, 2023, the jury in the trial against the remaining plaintiffs in the California litigation issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims. On February 12, 2024, the court entered a judgment as to all claims against Teva in the California litigation and the plaintiffs have filed notices of appeal with the U.S. Court of Appeals for the Ninth Circuit. In the New Mexico litigation, in the first quarter of 2024, Teva recognized a provision for the expected settlement with New Mexico. On June 27, 2024, Teva and the State of New Mexico finalized their settlement agreement, and the New Mexico court entered a consent judgment resolving the New Mexico litigation. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately
$582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.
In March 2021, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE
®
. On October 10, 2022, the European Commission issued a Statement of Objections, which sets forth its preliminary allegations that Teva had engaged in anti-competitive practices. Teva responded to the Statement of Objections on February 8, 2023, and responded orally at a hearing on March 23, 2023. In addition, Teva responded to the European Commission’s further Requests for Information. On February 9, 2024, the European Commission issued a Letter of Facts, to which Teva responded on March 26, 2024. The European Commission issued a second Letter of Facts on May 17, 2024, to which Teva responded on June 11, 2024. Annual sales of COPAXONE in the European Economic Area in 2021 were approximately $373 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK, Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an anti-competitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva will indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK (previously Actavis UK) and Auden Mckenzie appealed the CMA’s decision that the agreements amounted to infringements of the U.K.’s Competition Act as so called pay-for-delay
arrangements. The hearing for the appeal concluded in the first quarter of 2023, with partial judgments handed down on September 18, 2023 and March 8, 2024. The final part of the judgment was handed down on April 29, 2024, confirming the reasoning and basis for the second judgment. The parties (including the CMA) have filed appeals to the U.K. Court of Appeals against elements of the second and third judgments that they lost, and hearings on these appeals occurred between July
10-16,
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
Opt-Out
Action filed against BMS and Celgene. On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. On May 16, 2023, Teva and Natco, along with Celgene, moved to dismiss the complaints against them. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California, which actions were transferred to the U.S. District Court for the District of New Jersey and consolidated with the pending consolidated actions. On June 6, 2024, the Court granted in full Celgene’s motion to dismiss the Insurer
Opt-Out
Action, but allowed plaintiffs leave to amend most of their claims. The Court had previously administratively terminated Teva’s, Natco’s, and Celgene’s motions to dismiss the retailer and end-payor
complaints pending the decision on the Insurer
Opt-Out
Action. Plaintiffs have until August 5, 2024 to amend their complaints against all defendants. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.

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
In May 2023, certain
end-payor
plaintiffs filed putative class action complaints in the U.S. District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR
®
asthma inhalers in violation of state and federal antitrust laws and state consumer protection laws. Teva moved to dismiss these claims, and on May 7, 2024, the court granted Teva’s motion in part and denied its motion in part. The court dismissed plaintiffs’ claim that Teva had engaged in “sham litigation” and certain of plaintiffs’ state antitrust and consumer protection claims, but permitted the case to proceed on the remainder of plaintiffs’ allegations. Following this decision, two direct purchaser plaintiffs filed similar putative class action complaints in the U.S. District Court for the District of Massachusetts. On June 18, 2024, Teva answered in all cases and simultaneously moved for judgment on the pleadings pursuant to Rule 12(c), which remains pending. Subsequently, on June 28, 2024, Teva stipulated to the dismissal of the two direct purchaser plaintiffs’ claims, with prejudice.
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
Teva has settled with the states of Mississippi (in June 2021), Louisiana (in March 2022), Georgia (in September 2022), Arkansas (in October 2022), Florida (in February 2023), Kentucky (in June 2023), South Dakota (in June 2024), and New Mexico (in June 2024). Teva paid each state an amount proportional to its share of the national population (approximately $1,000,000 for each 1% share of the national population), and the states have dismissed their claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA, pursuant to these settlements. These settlements, in addition to the status of ongoing negotiations with several other U.S. state attorneys general to settle on comparable terms, caused management to consider settlement of the claims filed by the remaining attorneys general to be probable, and management recorded an estimated provision in the third quarter of 2022. The States of Alabama (in March 2022) and Hawaii (in August 2023) and the territories of American Samoa (in July 2020) and Guam (in February 2023) have all voluntarily dismissed all of their claims in the litigation against Actavis and Teva USA. The dismissals by Alabama, Hawaii and Guam were with prejudice and the dismissal by American Samoa was without prejudice.
Beginning on March 2, 2016, and continuing through July 2023, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently an
opt-out
complaint filed by nine direct-action plaintiffs on April 4, 2024. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, but no complaints have been filed in the actions and each of the three cases have been placed in deferred status. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. On November 1, 2023, the attorney generals moved to remand their three lawsuits to the District of Connecticut, where they were originally filed. That motion was granted on January 31, 2024, and on March 18, 2024, the Third Circuit Court of Appeals denied defendants’ petition for writ of mandamus
. Accordingly, all three of the attorney generals’ lawsuits have been transferred back to the District of Connecticut. There is also one similar complaint brought in Canada, which is in its early stages and alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. In August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It is alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On April 24, 2023, both parties filed summary judgment motions, and on July 14, 2023 the court denied Teva’s motion and granted the DOJ’s motion, adopting the DOJ’s positions on materiality, causation, and damages. Under that ruling, if the DOJ can prove that any specific claim for reimbursement resulted from an illegal kickback, then the DOJ will be entitled to recover the full amount of that claim as damages. The DOJ is seeking a maximum of over $1 billion in damages, which would automatically be trebled in the event of an adverse verdict, and Teva would also be subject to mandatory statutory penalties for each false claim, the amount of which (potentially billions of U.S. dollars in additional penalties, at the high end) will be determined by the court within a statutory range. On August 14, 2023, the district court granted Teva’s motion to certify the summary judgment ruling for an immediate appeal and stayed the trial that was scheduled to start in September 2023, while Teva seeks an appeal as to the causation standard that should govern the case. On November 17, 2023, the First Circuit Court of Appeals granted Teva’s petition to appeal the summary judgment ruling, and on February 20, 2024, Teva filed its opening brief with the First Circuit Court of Appeals. On June 20, 2024, the First Circuit Court of Appeals granted Teva’s motion to hold the appeal in abeyance while the parties engage in settlement discussions. In the first quarter of 2024, Teva updated its provision based on its offer to settle this matter. Additionally, on January 8, 2021, Humana, Inc. (“Humana”) filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. In June 2023, Teva filed a joint motion to dismiss the amended complaint, together with co-defendant
Advanced Care Scripts, Inc., on the grounds that Humana lacks standing to assert RICO claims and the claims are time-barred and/or insufficiently pled, and that motion remains pending. On November 17, 2022, United Healthcare also filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint. Teva’s motion to dismiss was denied without prejudice on November 28, 2023 in anticipation of United Healthcare filing an amended complaint, and on February 29, 2024, United Healthcare filed an amended complaint.
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
In June 2024, Teva received a civil investigative demand from the Federal Trade Commission (“FTC”) seeking documents and information regarding an investigation related to patents listed in the Food and Drug Administration’s Approved Drug Products with Therapeutic Equivalence Evaluations publication (“Orange Book”) in connection with certain inhaler products. Teva is cooperating with the request for documents and information.
Opioids Litigation
Since May 2014, more than 3,500 complaints have been filed by various governmental agencies and private plaintiffs in U.S. state and federal courts with respect to opioid sales and distribution against various Teva affiliates and several other pharmaceutical companies, the vast majority of which have been resolved. The remaining, non-settled
cases include a political subdivision case brought by the City of Baltimore and those brought by third party payers, both as

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

individual cases and as class actions. The majority of the remaining cases are consolidated in the multidistrict litigation in the Northern District of Ohio (the “MDL Opioid Proceeding”). These cases assert claims under similar provisions of different state laws and generally allege that the defendants engaged in improper marketing and distribution of Teva’s branded opioids, including ACTIQ
®
and FENTORA
®
, and also assert claims related to Teva’s generic opioid products.
In addition, over 950 personal injury plaintiffs, including various putative class actions of individuals, have asserted personal injury and wrongful death claims in over 600 complaints, nearly all of which are consolidated in the MDL Opioid Proceeding. Furthermore, approximately 100 personal injury complaints allege that Anda (in addition to naming other distributors and manufacturers) failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent their abuse and diversion. Plaintiffs seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, non-economic
damages, attorneys’ fees and injunctive relief. Certain plaintiffs seek damages for all costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages. In many of these cases, plaintiffs are seeking joint and several damages among all defendants. All but a handful of these cases are stayed in the MDL Opioid Proceedings.
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
Teva has now settled with all 50 U.S. states and the Native American tribes (the “Tribes”). Teva’s estimated cash payments between 2024 and 2028 for all opioids settlements are: $415 million payable in 2024 (of which $77 million was paid as of June 30, 2024), $364 million payable in 2025; $368 million payable in 2026; $374 million payable in 2027; and $393 million payable in 2028. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2028.
Various Teva affiliates, along with several other pharmaceutical companies, were named as defendants in opioids cases initiated by approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Specifically, the lawsuits brought by the hospitals allege that they have incurred financial harm from increased operating costs for treating patients whose underlying illnesses are purportedly exacerbated or complicated by opioid addiction. In July 2023, Teva and the representatives for acute care hospitals reached an agreement in principle on the financial terms of a national settlement. Under the financial terms of the proposed national settlement agreement, Teva will pay up to $126 million in cash, spread over 18 years, and supply up to $49 million of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over
7
 years. The proposed settlement agreement is contingent upon Teva’s satisfaction, in its sole discretion, with the level of participation by acute care hospitals and health care systems in the proposed settlement agreement.
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
Shareholder Litigation
On November 6, 2016 and December 27, 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors. Those lawsuits subsequently were consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019, asserting that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. From July 2017 to June 2019, other putative securities class actions were filed in other federal courts based on similar allegations and claims, and were transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors on behalf of plaintiffs in various forums across the country, but many of those plaintiffs
“opted-out”
of the Ontario Teachers Securities Litigation. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. The vast majority of the total settlement amount was covered by the Company’s insurance carriers, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five-year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. Teva has settled the majority of the
“opt-out”
claims, but a number of
opt-out
cases remain outstanding. Teva also reached a settlement with shareholders who filed class actions in Israel with similar allegations to those raised in the Ontario Teachers Securities Litigation, which was approved by the court in Israel in November 2023.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On August 2, 2022, the court stayed all proceedings other than class certification proceedings pending the resolution of the DOJ PAP Complaint. On September 13, 2022, the plaintiff moved for class certification, which was granted by the court on November 3, 2023. On November 17, 2023, Teva filed a petition with the Third Circuit Court of Appeals for leave to appeal the class certification ruling, and that petition was denied on May 16, 2024. On May 22, 2024, plaintiff filed a motion for reconsideration to lift the stay in the district court, which Teva opposed on June 19, 2024, and that motion remains pending. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
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
Other Matters
On February 1, 2018, former shareholders of Ception Therapeutics, Inc., a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs alleged that Cephalon had breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR
®
(reslizumab) for the treatment of eosinophilic esophagitis (“EE”). The plaintiffs claimed damages of at least $200 million, an amount they alleged was equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). On December 28, 2018, following defendants’ motion to dismiss the complaint, the court granted the motion in part and dismissed all of plaintiffs’ claims, except for their claim against Cephalon for breach of contract. In November 2021, plaintiffs moved to amend their complaint to, among other things, reassert claims against the Company and Teva USA. However, on July 12, 2022, plaintiffs filed a new amended complaint that included claims against Teva USA but not the Company, in exchange for Teva USA’s agreement to guarantee any judgment entered against Cephalon in the litigation. A bench trial for this matter was held in September 2022 and on April 30, 2024, the court issued a memorandum opinion in favor of Cephalon and Teva USA, finding that they did not breach the merger agreement as plaintiffs had alleged. Plaintiffs have appealed that ruling to the Delaware Supreme Court, and the appeal remains pending.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022, in which the three method of treatment patents were determined to be valid and infringed by Lilly and Teva was awarded $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva filed its opening appeal brief on February 2, 2024 and Lilly filed its responsive brief on April 19, 2024. Teva filed its responsive brief on May 29, 2024, and Lilly’s final brief was filed on July 19, 2024. No date has been set for the appeal hearing.
In March 2024, Teva filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that Amarin Pharma, Inc., Amarin Pharmaceuticals Ireland Limited, and Amarin Corporation plc (collectively “Amarin”) engaged in a decade-long scheme to lock up the supply of icosapent ethyl to prevent and delay generic competition to its branded Vascepa
®
drug product. Teva’s lawsuit coincides with four other lawsuits brought by generic drug manufacturers and purchasers of branded Vascepa
®
 alleging the same or similar conduct by Amarin. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic icosapent ethyl drug sales that Teva could have made absent Amarin’s alleged interference. On May 24, 2024, Amarin filed a motion in the U.S. District Court for the District of Nevada, seeking to enforce the terms of an earlier Teva-Amarin agreement to settle patent litigation regarding Vascepa
®
, which Amarin asserts precludes Teva from filing the present antitrust action. Teva opposed this motion on June 7, 2024, and Amarin’s motion remains pending. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
In June 2024, Teva filed a lawsuit in the U.S. District Court for the Northern District of California alleging that Corcept Therapeutics, Inc. (“Corcept”), and Optime Care Inc. (“Optime”) have engaged in a multifaceted, years-long scheme to stifle generic competition to Corcept’s branded Korlym
®
(mifepristone) drug product, which is indicated to treat endogenous Cushing’s syndrome. Teva alleges that Corcept and Optime have suppressed competition by abusing the patent and judicial systems, entering a long-term, blanket exclusive-dealing agreement that has locked up a key pharmaceutical distribution channel, and making illicit payments to physicians as compensation for prescribing Korlym
®
. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic mifepristone drug sales that Teva could have made absent Corcept and Optime’s alleged interference, as well as injunctive relief to remove the unlawful barriers to generic competition created by Corcept and Optime. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
Motions to approve derivative actions seeking monetary damages against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness, as well as motions for document disclosure prior to initiating derivative actions. Motions were filed with respect to several U.S. and EU settlement agreements, opioids, allegations related to the DOJ’s complaint regarding the COPAXONE patient assistance program in the U.S., and with respect to the COPAXONE European Commission’s investigation. In May 2024, Teva settled the derivative action related to the opioids litigation, which is awaiting the approval before the Tel Aviv District Court.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 – Income taxes:
In the second quarter of 2024, Teva recognized a tax expense of $630 million, on a pre-tax
loss of $246 million. In the second quarter of 2023, Teva recognized a tax benefit of $16 million, on a pre-tax
loss of $923 million. Teva’s tax rate for the second quarter of 2024 was mainly affected by an agreement with the Israeli Tax Authorities (“ITA”) as discussed below, and impairments. Teva’s tax rate for the second quarter of 2023 was mainly affected by impairments, legal settlements, amortization, and interest expense disallowances. The pre-tax
loss in the second quarter of 2023 was revised as discussed in note 1c.
In the first six months of 2024, Teva recognized a tax expense of $578 million, on a pre-tax
loss of $713 million. In the first six months of 2023, Teva recognized a tax benefit of $35 million, on a pre-tax
loss of $1,195 million. Teva’s tax rate for the first six months of 2024 was mainly affected by an agreement with the ITA, deferred tax benefits resulting from intellectual property related integration plans, impairments and interest expense disallowances. Teva’s tax rate for the first six months of 2023 was mainly affected by impairments, legal settlements, amortization, and interest expense disallowances. The pre-tax
loss in the first six months of 2023 was revised as discussed in note 1c.
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
On June 23, 2024, Teva entered into an agreement with the ITA to settle certain litigation with respect to taxes payable for the Company’s taxable years 2008 through 2020 (the “Agreement”). Pursuant to the terms of the Agreement, the Company will pay a total amount of approximately
$750
million to the ITA spread over a
 six-year
period beginning this year. The Company has the right to prepay, and amounts paid over time are subject to interest and increase for inflation. Such total amount includes: (i) $495
million in corporate taxes with respect to the Company’s historical earnings that were previously considered by the Company to be exempt from taxes under the Encouragement for Capital Investment Law; and (ii) approximately
$250
million in corporate taxes, relating to additional disputed tax issues in the aforementioned taxable years. The Agreement resulted in an increase of $506 million in the Company’s total income taxes in the second quarter of 2024, as certain elements had been recognized in previous periods. Additionally, under the terms of the Agreement, it was further agreed that in the future event the Company pays dividends on, or repurchases, its equity interests, the Company will pay an additional
5%-7%
of the amount of such dividends or repurchases in corporate taxes, up to a maximum tax payment amount of approximately $500 million. Any amounts due under this provision of the Agreement will be recorded in the future as incurred.
Teva believes it has adequately provided for all of its uncertain tax positions, including items currently under dispute, however, adverse results could be material.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$69	$11	$668	$21
Contingent consideration (2)	192	78	271	113
Restructuring	18	10	31	66
Other	1	9	(17)	19

Total	$280	$108	$954	$218

(1)	Including impairments related to exit and disposal activities.
(2)	The contingent consideration presented in the tables above for the three and six months ended June 30, 2023 have been revised as discussed in note 1c.
Impairments
Impairments of tangible assets for the three months ended June 30, 2024 and 2023 were $69 million and $11 million, respectively. The impairment for the three months ended June 30, 2024 was mainly related to the expected loss from reclassification of currency translation adjustments in connection with the classification of the business venture in Japan as held for sale. See note 2.
Impairments of tangible assets for the six months ended June 30, 2024 and 2023 were $668 million and $21 million, respectively. The impairment for the six months ended June 30, 2024 was mainly related to the classification of the business venture in Japan as held for sale (see note 2). The impairments for the six months ended June 30, 2023 were mainly related to certain assets in the U.S. and Europe.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its ongoing network consolidation activities and its “Pivot to Growth Strategy”.
Contingent consideration
In the three months ended June 30, 2024, Teva recorded an expense of $192 million for contingent consideration, compared to an expense of $78 million in the three months ended June 30, 2023. The expenses in the three months ended June 30, 2024 and 2023 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. The expense in the three months ended June 30, 2023 was revised as discussed in note 1c.
In the six months ended June 30, 2024, Teva recorded an expense of $271 million for contingent consideration, compared to an expense of $113 million in the six months ended June 30, 2023. The expense in the first six months of 2024 and 2023 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. The expense in the first six months of 2023 was revised as discussed in note 1c.
Restructuring
In the three months ended June 30, 2024, Teva recorded $18 million of restructuring expenses, compared to $10 million in the three months ended June 30, 2023. Expenses for the three months ended June 30, 2024 and 2023 were primarily related to network consolidation activities.
In the six months ended June 30, 2024, Teva recorded $
31
 million of restructuring expenses, compared to $
66
 million in the six months ended June 30, 2023. The expenses for the six months ended June 30, 2024 and 2023 were primarily related to network consolidation activities.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide the components of the Company’s restructuring costs:

	Three months ended June 30,
	2024	2023
	(U.S. $ in millions)
Restructuring
Employee termination	$13	$1
Other	5	9

Total	$18	$10

	Six months ended June 30,
	2024	2023
	(U.S. $ in millions)
Restructuring
Employee termination	$20	$24
Other	11	42

Total	$31	$66

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2024	$(75)	$(7)	$(82)
Provision	(20)	(11)	(31)
Utilization and other*	46	12	58

Balance as of June 30, 2024	$(49)	$(6)	$(55)

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2023	$(112)	$(7)	$(119)
Provision	(24)	(42)	(66)
Utilization and other*	60	42	102

Balance as of June 30, 2023	$(76)	$(7)	$(83)

*	Includes adjustments for foreign currency translation.

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
In computing diluted loss per share for the three and six months ended June 30, 2024 and 2023, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended June 30, 2024 and 2023 were 1,133 million shares
and 1,120 million shares, respectively.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the six months ended June 30, 2024 and 2023 were 1,128 million shares
and 1,118 million shares, respectively.
Basic and diluted loss per share was $0.75 for the three months ended June 30, 2024, compared to basic and diluted loss per share of $0.78 for the three months ended June 30, 2023. Basic and diluted loss per share for the three months ended June 30, 2023 was revised as discussed in note 1c.
Basic and diluted loss per share was $0.87 for the six months ended June 30, 2024, compared to basic and diluted loss per share of $0.98 for the six months ended June 30, 2023. Basic and diluted loss per share for the three months ended June 30, 2023 was revised as discussed in note 1c.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2023, net of taxes	$(2,384)	$(266)	$(46)	$(2,697)

Other comprehensive income (loss) before reclassifications	(205)	—	1	(204)
Amounts reclassified to the statements of income	—	14	(2)	12

Net other comprehensive income (loss) before tax	(205)	14	(1)	(192)

Corresponding income tax	8	—	—	8

Net other comprehensive income (loss) after tax*	(197)	14	(1)	(184)

Balance as of June 30, 2024, net of taxes	$(2,581)	$(252)	$(47)	$(2,881)

*	Amounts do not include a $74 million loss from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2022, net of taxes	$(2,514)	$(295)	$(28)	$(2,838)

Other comprehensive income (loss) before reclassifications	159	(5)	—	154
Amounts reclassified to the statements of income	—	17	(1)	16

Net other comprehensive income (loss) before tax	159	12	(1)	170

Corresponding income tax	(9)	—	—	(9)

Net other comprehensive income (loss) after tax*	150	12	(1)	161

Balance as of June 30, 2023, net of taxes	$(2,364)	$(283)	$(29)	$(2,677)

*	Amounts do not include a $69 million loss from foreign currency translation adjustments attributable to non-controlling interests.

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

a.	Segment information:

	Three months ended June 30,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,110	$1,213	$593
Gross profit	1,167	677	286
R&D expenses	170	62	30
S&M expenses	270	209	145
G&A expenses	100	64	38
Other income	(1)	§	§

Segment profit	$629	$342	$73

§	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,
	2023
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,892	$1,163	$578
Gross profit	1,017	640	283
R&D expenses	156	53	23
S&M expenses	250	194	125
G&A expenses	101	61	34
Other income	(1)	(1)	(31)

Segment profit	$511	$334	$132

	Six month ended June 30,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$3,835	$2,485	$1,190
Gross profit	2,025	1,415	583
R&D expenses	324	118	58
S&M expenses	530	403	263
G&A expenses	193	130	73
Other income	(1)	§	(1)

Segment profit	$979	$764	$190

§	Represents an amount less than $0.5 million.

	Six month ended June 30,
	2023
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$3,569	$2,347	$1,159
Gross profit	1,806	1,294	568
R&D expenses	305	106	51
S&M expenses	457	381	238
G&A expenses	196	130	72
Other income	(1)	(1)	(33)

Segment profit	$850	$679	$240

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(U.S. $ in millions)		(U.S. $ in millions)
United States profit	$629	$511	$979	$850
Europe profit	342	334	764	679
International Markets profit	73	132	190	240

Total reportable segments profit	1,043	977	1,933	1,769
Profit (loss) of other activities	12	33	15	27

Total segments profit	1,056	1,011	1,948	1,796
Amounts not allocated to segments:
Amortization	146	162	298	326
Other assets impairments, restructuring and other items *	280	108	954	218
Goodwill impairment	400	700	400	700
Intangible assets impairments	61	63	141	241
Legal settlements and loss contingencies	83	462	188	695
Other unallocated amounts	91	170	190	282

Consolidated operating income (loss) *	(5)	(654)	(223)	(667)

Financial expenses, net	241	268	491	528

Consolidated income (loss) before income taxes *	$(246)	$(923)	$(713)	$(1,195)

*	The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements.
b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three months ended June 30, 2024 and 2023:

United States	Three months ended June 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$1,023	$884
AJOVY ®	42	52
AUSTEDO	407	308
BENDEKA ® and TREANDA ®	41	67
COPAXONE	81	56
Anda	373	392
Other	144	131

Total	$2,110	$1,892

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

United States	Six months ended June 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$1,831	$1,631
AJOVY	87	98
AUSTEDO	689	478
BENDEKA and TREANDA	87	129
COPAXONE	111	127
Anda	754	816
Other	276	289

Total	$3,835	$3,569

Europe	Three months ended June 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$970	$909
AJOVY	52	39
COPAXONE	53	60
Respiratory products	57	66
Other	81	89

Total	$1,213	$1,163

Europe	Six months ended June 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$1,974	$1,841
AJOVY	102	74
COPAXONE	110	119
Respiratory products	123	134
Other	175	178

Total	$2,485	$2,347

International markets	Three months ended June 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$486	$478
AJOVY	22	14
COPAXONE	14	17
Other	71	69

Total	$593	$578

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

International markets	Six months ended June 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$963	$955
AJOVY	39	27
COPAXONE	25	34
Other	162	142

Total	$1,190	$1,159

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of June 30, 2024 and December 31,
2023
are classified in the tables below in one of the three categories of fair value levels:

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,098	$—	$—	$1,098
Cash, deposits and other	1,160	—	—	1,160
Investment in securities:
Investment in convertible bond	—	—	40	40
Equity securities	9	—	—	9
Other	2	—	—	2
Derivatives:
Asset derivatives :
Options and forward contracts	—	27	—	27
Liability derivatives :
Options and forward contracts	—	(31)	—	(31)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(656)	(656)

Total	$2,269	$(4)	$(616)	$1,649

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,704	$—	$—	$1,704
Cash, deposits and other	1,522	—	—	1,522
Investment in securities:
Investment in convertible bond security			40	40
Equity securities	7	—	—	7
Other	1	—	—	1
Restricted cash	1	—	—	1
Derivatives:
Asset derivatives :
Options and forward contracts	—	38	—	38
Cross-currency interest rate swap		8		8
Liability derivatives :
Options and forward contracts	—	(39)	—	(39)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	$—	—	(517)	(517)

Total	3,235	$7	$(477)	$2,765

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
Teva determined the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of contingent consideration is based on several factors, such as cash flows projected from the success of unapproved product candidates; probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; time and resources required to complete the development and approval of product candidates; life of the potential commercialized products and associated risks with obtaining regulatory approvals in the United States and Europe, and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

the risk adjusted discount rate for fair value measurement. The discount rate applied ranged from
8.5
% to
11
%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was
8.8
%. Contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities. A change of the discount rate by
1
% would have not resulted in material changes to the contingent consideration liabilities.
The investment in convertible bond security is accounted for as available for sale with changes in fair value reflected in other comprehensive income. As of June 30, 2024, the conversion option had no value. See Alvotech transaction under note 2.
The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Six months ended June 30, 2024	Six months ended June 30, 2023
	(U.S. $ in millions)
Fair value at the beginning of the period	$(477)	(250)
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Allergan transaction*	(239)	(88)
Eagle transaction	(31)	(24)
Novetide transaction	(1)	(1)
Settlement of contingent consideration:
Allergan transaction	102	57
Eagle transaction	28	40
Novetide transaction	2	2

Fair value at the end of the period	$(616)	$(264)

§	Represents an amount less than $0.5 million.
*
The financial data presented in the tables above with respect to adjustments to provisions for contingent consideration related to Allergan for the six months ended June 30, 2023 have been revised as discussed in note 1c.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value m ostly co
nsist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	June 30, 2024	December 31, 2023
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$15,804	$17,214
Senior notes and convertible senior debentures included under short-term debt	2,089	1,651

Total	$17,893	$18,865

*	The fair value was estimated based on quoted market prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Macroeconomic and Geopolitical Environment

In recent years, the global economy has been impacted by fluctuating foreign exchange rates. In the second quarter of 2024, approximately 45% of our revenues were denominated in currencies other than the U.S. dollar and we manufacture our products largely outside of the United States. Fluctuations in the U.S. dollar versus other currencies in which we operate may materially impact our revenues, results of operations, profits and cash flows. Additionally, high levels of inflation have recently resulted in significant economic volatility and monetary tightening by central banks through higher interest rates. In addition to inflation, higher interest rates and fluctuating foreign exchange rates, the global economy has also been impacted by geopolitical tensions which have resulted in disruptions to global supply chains, including to our internal supply chain. In October 2023, Israel was attacked by a terrorist organization and entered a state of war, which as of the date of this Quarterly Report on Form 10-Q is ongoing. Our global headquarters as well as several of our manufacturing and R&D facilities are located in Israel and, while operations there currently remain largely unaffected, the impact of this war on our operations may increase, which could be material, as a result of the continuation, escalation or expansion of this war. In light of the above, supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. We have implemented certain measures in response to such events and are continually considering various initiatives, including price adjustments where we are not restricted contractually or regulatorily, enhanced inventory management, alternative sourcing strategies for our raw material supply and backup production plans for key products, to allow us to partially mitigate and offset the impact of these macroeconomic and geopolitical factors. However, although inflationary and other macroeconomic pressures may ease, the higher costs we have experienced during recent periods have already impacted our operations and will likely continue to have an effect on our financial results.

Highlights

Significant highlights in the second quarter of 2024 included1:

•

Revenues in the second quarter of 2024 were $4,164 million, an increase of 7% in U.S. dollars or 11% in local currency terms, compared to the second quarter of 2023. This increase was mainly due to higher revenues from generic products in all our segments, and from AUSTEDO in our United States and International Markets segments.

•

Our United States segment generated revenues of $2,110 million and segment profit of $629 million in the second quarter of 2024. Revenues increased by 12% and segment profit increased by 23% compared to the second quarter of 2023.

•

Our Europe segment generated revenues of $1,213 million and segment profit of $342 million in the second quarter of 2024. Revenues increased by 4% in U.S. dollars, or 5% in local currency terms, compared to the second quarter of 2023. Segment profit increased by 2% compared to the second quarter of 2023.

•

Our International Markets segment generated revenues of $593 million and segment profit of $73 million in the second quarter of 2024. Revenues increased by 3% in U.S. dollars, or 22% in local currency terms, compared to the second quarter of 2023. Segment profit decreased by 45% compared to the second quarter of 2023.

•	Our revenues from other activities in the second quarter of 2024 were $249 million, an increase of 2% in both U.S. dollars and local currency terms, compared to the second quarter of 2023.

•

Exchange rate movements during the second quarter of 2024, including hedging effects, negatively impacted overall revenues by $122 million and operating income by $56 million, compared to the second quarter of 2023.

•	Gross profit margin was 48.6% in the second quarter of 2024, compared to 46.3% in the second quarter of 2023. This increase was mainly due to a favorable mix of products, primarily AUSTEDO.

•

We recorded a goodwill impairment charge of $400 million related to our Teva API reporting unit in the second quarter of 2024, compared to a goodwill impairment charge of $700 million in the second quarter of 2023 related to our International Markets reporting unit. See note 6 to our consolidated financial statements.

•	R&D expenses, net in the second quarter of 2024 were $269 million, an increase of 12% compared to $240 million in the second quarter of 2023, as we continue to execute on our Pivot to Growth strategy.

•	We recorded expenses of $280 million for other asset impairments, restructuring and other items in the second quarter of 2024, compared to expenses of $108 million in the second quarter of 2023.

•	Operating loss was $5 million in the second quarter of 2024, compared to an operating loss of $654 million in the second quarter of 2023.

•

In the second quarter of 2024, we recognized a tax expense of $630 million, on a pre-tax loss of $246 million. In the second quarter of 2023, we recognized a tax benefit of $16 million, on a pre-tax loss of $923 million. See note 11 to our consolidated financial statements.

•

As of June 30, 2024, our debt was $18,640 million, compared to $19,833 million as of December 31, 2023. In April 2024, we repaid $956 million of our 6% senior notes at maturity. See note 7 to our consolidated financial statements.

[1]

The data included in the Highlights section with respect to other asset impairments, restructuring and other items, operating income (loss), income taxes for the prior period have been revised to reflect a revision in relation to a contingent consideration and related expenses in the consolidated financial statements. For additional information, see note 1c to our consolidated financial statements.

•

Cash flow generated from operating activities during the second quarter of 2024 was $103 million, compared to $324 million of cash flow generated from operating activities in the second quarter of 2023. The lower cash flow generated from operating activities in the second quarter of 2024 resulted mainly from changes in working capital items, including a negative impact from accounts receivables, net of SR&A, driven mainly from higher sales during the second quarter of 2024 with extended payment terms into the third quarter, and from accounts payables, as well as higher tax payments.

•

During the second quarter of 2024, we generated free cash flow of $324 million, which we define as comprising: $103 million in cash flow generated from operating activities, $317 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $1 million in divestitures of businesses and other assets, partially offset by $97 million in cash used for capital investment. During the second quarter of 2023, we generated free cash flow of $632 million.

Results of Operations

Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,110	100%	$1,892	100%
Gross profit	1,167	55.3%	1,017	53.8%
R&D expenses	170	8.1%	156	8.2%
S&M expenses	270	12.8%	250	13.2%
G&A expenses	100	4.7%	101	5.3%
Other income	(1)	§	(1)	§

Segment profit*	$629	29.8%	$511	27.0%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

United States Revenues

As part of a recent shift in executive management responsibilities and in line with our Pivot to Growth strategy, commencing January 1, 2024, Canada is reported as part of our International Markets segment. Prior period amounts were recast to reflect this change. See note 15 to our consolidated financial statements.

Revenues from our United States segment in the second quarter of 2024 were $2,110 million, an increase of $218 million, or 12%, compared to the second quarter of 2023. This increase was mainly due to higher revenues from generic products, AUSTEDO and COPAXONE, partially offset by lower revenues from certain innovative products, primarily BENDEKA and TREANDA, as well as from Anda, our distribution business.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$1,023	$884	16%
AJOVY	42	52	(20%)
AUSTEDO	407	308	32%
BENDEKA and TREANDA	41	67	(39%)
COPAXONE	81	56	44%
Anda	373	392	(5%)
Other	144	131	9%

Total	$2,110	$1,892	12%

Generic products revenues in our United States segment (including biosimilars) in the second quarter of 2024 were $1,023 million, an increase of 16% compared to the second quarter of 2023, the majority of which is driven by higher revenues from lenalidomide capsules (the generic version of Revlimid®), and the remaining, primarily by the launch of liraglutide injection 1.8mg (an authorized generic of Victoza®), partially offset by increased competition to other generic products.

Among the most significant generic products we sold in the United States in the second quarter of 2024 were lenalidomide capsules (the generic version of Revlimid®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®), liraglutide injection (an authorized generic of Victoza®), and Truxima® (the biosimilar to Rituxan®). In the second quarter of 2024, our total prescriptions were approximately 303 million (based on trailing twelve months), representing 7.9% of total U.S. generic prescriptions, compared to approximately 319 million (based on trailing twelve months), representing 8.4% of total U.S. generic prescriptions in the second quarter of 2023, all according to IQVIA data.

On February 24, 2024, Alvotech and Teva announced that the FDA approved SIMLANDI® (adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira®, for the treatment of adult rheumatoid arthritis, juvenile idiopathic arthritis, adult psoriatic arthritis, adult ankylosing spondylitis, Crohn’s disease, adult ulcerative colitis, adult plaque psoriasis, adult hidradenitis suppurativa and adult uveitis. On May 21, 2024, Alvotech and Teva announced the availability of SIMLANDI in the U.S.

On April 16, 2024, Alvotech and Teva announced that the FDA has approved SELARSDITM (ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara®, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients six years and older.

On June 24, 2024, Teva announced the launch of liraglutide injection 1.8mg (an authorized generic of Victoza®) in the United States. Liraglutide injection is indicated to improve glycemic control in adults and pediatric patients aged 10 years and older with type 2 diabetes mellitus and reduce the risk of cardiovascular events in adults with type 2 diabetes mellitus and established cardiovascular disease.

AJOVY revenues in our United States segment in the second quarter of 2024 were $42 million, a decrease of 20% compared to the second quarter of 2023, mainly due to an increase in sales allowance due to a non-recurring item, partially offset by higher demand. In the second quarter of 2024, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 28.6% compared to 25.1% in the second quarter of 2023.

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

In October 2017, we filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022, in which the three method of treatment patents were determined to be valid and infringed by Lilly, and Teva was awarded $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva appealed this ruling on October 24, 2023. On February 2, 2024, Teva filed its opening appeal brief, to which Lilly filed its responding brief on April 19, 2024, which Teva responded to on May 29, 2024. Lilly’s final brief was filed on July 19, 2024. No date has been set for the appeal hearing.

In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly, resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

AUSTEDO revenues in our United States segment in the second quarter of 2024 increased by 32%, to $407 million, compared to $308 million in the second quarter of 2023, mainly due to growth in volume, as well as expanded access for patients and increased investment to support higher demand.

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

AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023, and became commercially available in the U.S. in May 2023. In May 2024, the FDA approved AUSTEDO XR as a one pill, once-daily treatment option in doses of 30, 36, 42, and 48 mg. In July 2024, the FDA approved the 18 mg dosage for AUSTEDO XR making it a one pill, once-daily option for all available doses. AUSTEDO XR is a once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, which is additional to the currently marketed twice-daily AUSTEDO. AUSTEDO XR is protected by ten Orange Book patents expiring between 2031 and 2041.

UZEDY (risperidone) extended-release injectable suspension was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is a subcutaneous, long-acting formulation of risperidone that controls the steady release of risperidone. UZEDY is protected by nine Orange Book patents expiring between 2025 and 2033. We are moving forward with plans to launch UZEDY in other countries around the world. UZEDY faces competition from multiple other products.

BENDEKA and TREANDA combined revenues in our United States segment in the second quarter of 2024 were $41 million, a decrease of 39% compared to the second quarter of 2023, mainly due to the entry of generic bendamustine products into the market. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022.

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

COPAXONE revenues in our United States segment in the second quarter of 2024 were $81 million, an increase of 44% compared to the second quarter of 2023, mainly due to a decrease in sales allowance due to a non-recurring item.

The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus® and Kesimpta®.

Anda revenues from third-party products in our United States segment in the second quarter of 2024 decreased by 5% to $373 million, compared to $392 million in the second quarter of 2023, mainly due to lower demand in the second quarter of 2024. Anda, our distribution business in the United States, distributes generic and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Product Launches and Pipeline

In the second quarter of 2024, we launched the authorized generic and biosimilar version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Liraglutide injection 1.8mg	Victoza® Injection	June	$1,759
SIMLANDI injection**	N/A	May	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	SIMLANDI (adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira®.

Our generic products pipeline in the United States includes, as of June 30, 2024, 126 product applications awaiting FDA approval, including 60 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended March 31, 2024 of approximately $112 billion, according to IQVIA. Approximately 79% of pending applications include a paragraph IV patent challenge, and we believe we are first-to-file with respect to 56 of these products, or 85 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $76 billion in U.S. brand sales for the twelve months ended March 31, 2024, according to IQVIA.

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

In the second quarter of 2024, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name		Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Enzalutamide Tablets, 40 mg and 80 mg	Xtandi	®	$1,253

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States Gross Profit

Gross profit from our United States segment in the second quarter of 2024 was $1,167 million, an increase of 15%, compared to $1,017 million in the second quarter of 2023.

Gross profit margin for our United States segment in the second quarter of 2024 increased to 55.3%, compared to 53.8% in the second quarter of 2023. This increase was mainly due to a favorable mix of products primarily driven by higher revenues from lenalidomide capsules (the generic version of Revlimid®) and AUSTEDO.

United States R&D Expenses

R&D expenses relating to our United States segment in the second quarter of 2024 were $170 million, an increase of 9%, compared to $156 million in the second quarter of 2023.

For a description of our R&D expenses in the second quarter of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the second quarter of 2024 were $270 million, an increase of 8%, compared to $250 million in the second quarter of 2023. This increase was mainly due to promotional activities related to AUSTEDO, primarily the direct-to-consumer advertising campaign.

United States G&A Expenses

G&A expenses relating to our United States segment in the second quarter of 2024 were $100 million, a decrease of 1% compared to $101 million in the second quarter of 2023.

United States Profit

Profit from our United States segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our United States segment in the second quarter of 2024 was $629 million, an increase of 23% compared to $511 million in the second quarter of 2023. This increase was mainly due to higher gross profit, partially offset by higher operational expenses, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,213	100%	$1,163	100%
Gross profit	677	55.8%	640	55.0%
R&D expenses	62	5.1%	53	4.5%
S&M expenses	209	17.2%	194	16.7%
G&A expenses	64	5.3%	61	5.2%
Other income	§	§	(1)	§

Segment profit*	$342	28.2%	$334	28.7%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the second quarter of 2024 were $1,213 million, an increase of 4%, or $50 million, compared to the second quarter of 2023. In local currency terms, revenues increased by 5% compared to the second quarter of 2023, mainly due to higher revenues from generic products and AJOVY.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$970	$909	7%
AJOVY	52	39	33%
COPAXONE	53	60	(11%)
Respiratory products	57	66	(14%)
Other	81	89	(10%)

Total	$1,213	$1,163	4%

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the second quarter of 2024 were $970 million, an increase of 7% compared to the second quarter of 2023. In local currency terms, revenues increased by 8%, mainly due to price increases as a result of market conditions such as inflationary pressures in certain markets, as well as higher revenues from recently launched products.

AJOVY revenues in our Europe segment in the second quarter of 2024 increased by 33% to $52 million, compared to $39 million in the second quarter of 2023. In local currency terms revenues increased by 34%, mainly due to growth in European countries in which AJOVY had previously been launched.

For information about AJOVY patent protection, see “—United States Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the second quarter of 2024 were $53 million, a decrease of 11% compared to the second quarter of 2023. In local currency terms, revenues decreased by 9%, due to price reductions and a decline in volume resulting from competing glatiramer acetate products and availability of alternative therapies.

In certain countries, Teva remains in litigation against generic companies regarding COPAXONE.

Respiratory products revenues in our Europe segment in the second quarter of 2024 were $57 million, a decrease of 14% compared to the second quarter of 2023. In local currency terms, revenues decreased by 13% compared to the second quarter of 2023, mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of June 30, 2024, our generic products pipeline in Europe included 280 generic approvals relating to 44 compounds in 81 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,423 marketing authorization applications are pending approval in 37 European countries, relating to 98 compounds in 212 formulations. Two applications are pending with the EMA relating to seven strengths in 30 markets.

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe Gross Profit

Gross profit from our Europe segment in the second quarter of 2024 was $677 million, an increase of 6% compared to $640 million in the second quarter of 2023.

Gross profit margin for our Europe segment in the second quarter of 2024 increased to 55.8%, compared to 55.0% in the second quarter of 2023. This increase was mainly due to price increases of generic products as a result of market conditions such as inflationary pressures in certain markets.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the second quarter of 2024 were $62 million, an increase of 18% compared to $53 million in the second quarter of 2023.

For a description of our R&D expenses in the second quarter of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the second quarter of 2024 were $209 million, an increase of 8% compared to $194 million in the second quarter of 2023. This increase was mainly to support revenue growth including AJOVY, as well as due to exchange rate fluctuations.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the second quarter of 2024 were $64 million, an increase of 6% compared to $61 million in the second quarter of 2023.

Europe Profit

Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the second quarter of 2024 was $342 million, an increase of 2%, compared to $334 million in the second quarter of 2023. This increase was mainly due to higher gross profit, as described above.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$593	100%	$578	100%
Gross profit	286	48.3%	283	49.0%
R&D expenses	30	5.1%	23	4.0%
S&M expenses	145	24.5%	125	21.6%
G&A expenses	38	6.4%	34	5.9%
Other income	§	§	(31)	(5.4%)

Segment profit*	$73	12.3%	$132	22.8%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

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

In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form 10-Q, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results and we have no manufacturing or R&D facilities in these markets. During the three months ended June 30, 2024, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, we hedged our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of the second quarter of 2024, we hedge a small part of our projected net revenues in Russian ruble for 2024. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in the second quarter of 2024 were $593 million, an increase of 3% compared to the second quarter of 2023. In local currency terms, revenues increased by 22% compared to the second quarter of 2023, mainly due to higher revenues from generic products in most markets, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

In the second quarter of 2024, revenues were negatively impacted by exchange rate fluctuations of $114 million, including hedging effects, compared to the second quarter of 2023. Revenues in the second quarter of 2024 included $5 million from a negative hedging impact, compared to a positive hedging impact of $5 million in the second quarter of 2023, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$486	$478	2%
AJOVY	22	14	58%
COPAXONE	14	17	(20%)
Other	71	69	2%

Total	$593	$578	3%

Generic products revenues (including OTC and biosimilar products) in our International Markets segment were $486 million in the second quarter of 2024, an increase of 2% compared to the second quarter of 2023. In local currency terms, revenues increased by 22% compared to the second quarter of 2023, mainly due to higher revenues in most markets, largely driven by price increases as a result of higher costs due to inflationary pressure in certain markets and higher volumes, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

AJOVY was launched in certain markets in our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. AJOVY revenues in our International Markets segment in the second quarter of 2024 were $22 million, compared to $14 million in the second quarter of 2023.

COPAXONE revenues in our International Markets segment in the second quarter of 2024 were $14 million compared to $17 million in the second quarter of 2023.

AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China. We continue with additional submissions in various other markets.

International Markets Gross Profit

Gross profit from our International Markets segment in the second quarter of 2024 was $286 million, an increase of 1% compared to $283 million in the second quarter of 2023.

Gross profit margin for our International Markets segment in the second quarter of 2024 decreased to 48.3%, compared to 49.0% in the second quarter of 2023. This decrease was mainly due to a negative hedging impact, regulatory price reductions and generic competition to off-patented products in Japan, as well as higher costs due to inflationary and other macroeconomic pressures, partially offset by price increases largely as a result of inflationary pressures in certain markets and a favorable mix of products.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the second quarter of 2024 were $30 million, an increase of 30% compared to the second quarter of 2023.

For a description of our R&D expenses in the second quarter of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the second quarter of 2024 were $145 million, an increase of 16% compared to the second quarter of 2023, mainly to support revenue growth including through our strategic partnership in China for AUSTEDO.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the second quarter of 2024 were $38 million, an increase of 12% compared to the second quarter of 2023.

International Markets Other Income

Other income in the second quarter of 2024 was minimal, compared to $31 million in the second quarter 2023. Other income in the second quarter of 2023 included a capital gain from the sale of assets.

International Markets Profit

Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the second quarter of 2024 was $73 million, a decrease of 45%, compared to $132 million in the second quarter of 2023. This decrease was mainly due to lower other income as well as higher S&M expenses in the second quarter of 2024.

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

Our revenues from other activities in the second quarter of 2024 were $249 million, an increase of 2% in both U.S. dollars and local currency terms, compared to the second quarter of 2023.

API sales to third parties in the second quarter of 2024 were $151 million, reflecting an increase of 5% in both U.S. dollars and local currency terms, compared to the second quarter of 2023, following a reallocation of an immaterial business within our other activities, in line with our intention to divest our API business.

Teva Consolidated Results

The data presented with respect to other asset impairments, restructuring and other items, operating income (loss), income taxes, net income (loss) attributable to Teva and earnings (loss) per share for the prior period have been revised to reflect a revision in relation to a contingent consideration and related expenses in our consolidated financial statements. For additional information, see note 1c to our consolidated financial statements.

Revenues

Revenues in the second quarter of 2024 were $4,164 million, an increase of 7% in U.S. dollars or 11% in local currency terms, compared to the second quarter of 2023. This increase was mainly due to higher revenues from generic products in all our segments, and from AUSTEDO in our United States and International Markets segments. See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the second quarter of 2024, including hedging effects, negatively impacted revenues by $122 million, compared to the second quarter of 2023. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the second quarter of 2024 was $2,024 million, an increase of 13% compared to $1,796 million in the second quarter of 2023.

Gross profit margin was 48.6% in the second quarter of 2024, compared to 46.3% in the second quarter of 2023. This increase was mainly due to a favorable mix of products, primarily AUSTEDO.

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

In the second quarter of 2024, our R&D expenses related primarily to innovative product candidates and marketed products in immunology and immuno-oncology, neuroscience (such as neuropsychiatry, including post-approval commitments) and selected other areas, as well as generic products and biosimilars.

R&D expenses, net in the second quarter of 2024 were $269 million, an increase of 12% compared to $240 million in the second quarter of 2023, as we continue to execute on our Pivot to Growth strategy.

Our higher R&D expenses, net in the second quarter of 2024, compared to the second quarter of 2023, were mainly due to an increase related to our late-stage innovative pipeline in immunology, as well as related to immuno-oncology and neuroscience projects.

Our R&D expenses, net in the second quarter of 2024 were also impacted by reimbursements from our strategic partnerships. See note 2 to our consolidated financial statements.

R&D expenses as a percentage of revenues were 6.5% in the second quarter of 2024, compared to 6.2% in the second quarter of 2023.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of July 31, 2024:

	Phase 2	Phase 3
Neuroscience		Olanzapine LAI (TEV-‘749) Schizophrenia (September 2022)

Immunology	Duvakitug (anti-TL1A) (1) (TEV-’574) Inflammatory Bowel Disease	ICS/SABA(3) (TEV-’248) Respiratory (February 2023)

Emrusolmin(2) (TEV-‘286) Multiple System Atropy

(1)	In collaboration with Sanofi.
(2)	In collaboration with Modag.
(3)	In collaboration with Launch Therapeutics.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including Phase 3 clinical trials for biosimilars to Prolia® (denosumab), Xgeva® (denosumab) and Xolair® (omalizumab), as well as biosimilars to Eylea® (afilbercept), Simponi® and Simponi Aria® (golimumab), which are in collaboration with Alvotech for the U.S. market.

Selling and Marketing (S&M) Expenses

S&M expenses in the second quarter of 2024 were $656 million, an increase of 9% compared to the second quarter of 2023. This increase was mainly a result of the factors discussed above under “—United States segment—S&M Expenses,” “—Europe segment— S&M Expenses” and “—International Markets Segment—S&M Expenses.”

S&M expenses as a percentage of revenues were 15.8% in the second quarter of 2024, compared to 15.6% in the second quarter of 2023.

General and Administrative (G&A) Expenses

G&A expenses in the second quarter of 2024 were $283 million, a decrease of 8% compared to the second quarter of 2023, mainly due to lower litigation costs in the second quarter of 2024.

G&A expenses as a percentage of revenues were 6.8% in the second quarter of 2024 compared to 7.9% in the second quarter of 2023.

Intangible Asset Impairments

We recorded expenses of $61 million for identifiable intangible asset impairments in the second quarter of 2024, compared to expenses of $63 million in the second quarter of 2023. See note 5 to our consolidated financial statements.

Goodwill Impairment

We recorded a goodwill impairment charge of $400 million related to Teva’s API reporting unit in the second quarter of 2024, compared to a goodwill impairment charge of $700 million in the second quarter of 2023 related to our International Markets reporting unit. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $280 million for other asset impairments, restructuring and other items in the second quarter of 2024, compared to expenses of $108 million in the second quarter of 2023. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $83 million in legal settlements and loss contingencies in the second quarter of 2024, compared to expenses of $462 million in the second quarter of 2023. See note 9 to our consolidated financial statements.

Other Income

Other income in the second quarter of 2024 was $2 million, compared to $33 million in the second quarter of 2023. Other income in the second quarter of 2023 included a capital gain from the sale of assets related to our International Markets segment.

Operating Income (Loss)

Operating loss was $5 million in the second quarter of 2024, compared to an operating loss of $654 million in the second quarter of 2023. The higher operating loss in the second quarter of 2023 was mainly due to higher legal settlements and loss contingencies as well as higher goodwill impairment charges in the second quarter of 2023.

Operating loss as a percentage of revenues was 0.1% in the second quarter of 2024, compared to an operating loss as a percentage of revenues of 16.9% in the second quarter of 2023.

Financial Expenses, Net

In the second quarter of 2024, financial expenses, net were $241 million, mainly comprised of net-interest expenses of $233 million. In the second quarter of 2023, financial expenses, net were $268 million, mainly comprised of net-interest expenses of $240 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended June 30, 2024 and 2023:

	Three months ended
	June 30,
	2024	2023
	(U.S. $ in millions)
United States profit	$629	$511
Europe profit	342	334
International Markets profit	73	132

Total reportable segments profit	1,043	977
Profit (loss) of other activities	12	33

Total segments profit	1,056	1,011
Amounts not allocated to segments:
Amortization	146	162
Other assets impairments, restructuring and other items *	280	108
Goodwill impairment	400	700
Intangible assets impairments	61	63
Legal settlements and loss contingencies	83	462
Other unallocated amounts	91	170

Consolidated operating income (loss) *	(5)	(654)

Financial expenses, net	241	268

Consolidated income (loss) before income taxes *	$(246)	$(923)

*

The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements. For additional information see note 1c to our consolidated financial statements.

Income Taxes

In the second quarter of 2024, we recognized a tax expense of $630 million, on a pre-tax loss of $246 million. In the second quarter of 2023, we recognized a tax benefit of $16 million, on a pre-tax loss of $923 million. See note 11 to our consolidated financial statements.

Share in (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net in the second quarter of 2024 was $2 million. Share in profits of associated companies, net in the second quarter of 2023 was $1 million.

Net Income (Loss) Attributable to Teva

Net loss was $846 million in the second quarter of 2024, compared to a net loss of $872 million in the second quarter of 2023. The lower net loss in the second quarter of 2024 was mainly due to lower operating loss, partially offset by higher income taxes, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended June 30, 2024 and 2023 was 1,133 million shares and 1,120 million shares, respectively.

Diluted loss per share was $0.75 in the second quarter of 2024, compared to diluted loss per share of $0.78 in the second quarter of 2023. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of June 30, 2024 and 2023, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,167 million shares and 1,157 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the second quarter of 2024, approximately 45% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Japanese yen, Russian ruble, Swiss franc, Canadian dollar, and the new Israeli shekel) impact our results.

During the second quarter of 2024, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Argentinian peso by 74%, Turkish lira by 36%, Chilean peso by 14%, Japanese yen by 12%, Russian ruble by 11%, Ukrainian hryvna by 7%, Brazilian real by 5%, new Israeli shekel by 2% and the euro by 1%. The following main currencies increased in value against the U.S. dollar: Polish zloty by 5%, Mexican peso by 3% and the British pound by 1%.

As a result, exchange rate movements during the second quarter of 2024, including hedging effects, negatively impacted overall revenues by $122 million and operating income by $56 million, compared to the second quarter of 2023.

In the second quarter of 2024, a negative hedging impact of $2 million was recognized under revenues, and a negative hedging impact of $3 million was recognized under cost of sales. In the second quarter of 2023, a positive hedging impact of $4 million was recognized under revenues and a negative hedging impact of $2 million was recognized under cost of sales.

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

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the six months ended June 30, 2024 and 2023. Where there are different factors affecting the six months comparison, we have described them below.

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the six months ended June 30, 2024 and 2023:

	Six month ended June 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,835	100%	$3,569	100%
Gross profit	2,025	52.8%	1,806	50.6%
R&D expenses	324	8.4%	305	8.5%
S&M expenses	530	13.8%	457	12.8%
G&A expenses	193	5.0%	196	5.5%
Other income	(1)	§	(1)	§

Segment profit*	$979	25.5%	$850	23.8%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

United States Revenues

As part of a recent shift in executive management responsibilities and in line with our Pivot to Growth strategy, commencing January 1, 2024, Canada is reported as part of our International Markets segment. Prior period amounts were recast to reflect this change. See note 15 to our consolidated financial statements.

Revenues from our United States segment in the first six months of 2024 were $3,835 million, an increase of 7% compared to $3,569 million in the first six months of 2023.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$1,831	$1,631	12%

AJOVY	87	98	(12%)
AUSTEDO	689	478	44%
BENDEKA and TREANDA	87	129	(33%)
COPAXONE	111	127	(13%)
Anda	754	816	(8%)
Other	276	289	(4%)

Total	$3,835	$3,569	7%

COPAXONE revenues in our United States segment in the first six months of 2024 were $111 million, a decrease of 13% compared to the first six months of 2023, mainly due to generic competition and a decrease in glatiramer acetate market share due to availability of alternative therapies.

United States Gross Profit

Gross profit from our United States segment in the first six months of 2024 was $2,025 million, an increase of 12%, compared to $1,806 million in the first six months of 2023.

Gross profit margin for our United States segment in the first six months of 2024 increased to 52.8% compared to 50.6% in the first six months of 2023.

United States R&D Expenses

R&D expenses relating to our United States segment in the first six months of 2024 were $324 million, an increase of 6%, compared to $305 million in the first six months of 2023.

United States S&M Expenses

S&M expenses relating to our United States segment in the first six months of 2024 were $530 million, an increase of 16%, compared to $457 million in the first six months of 2023.

United States G&A Expenses

G&A expenses relating to our United States segment in the first six months of 2024 were $193 million, a decrease of 2%, compared to $196 million in the first six months of 2023.

United States Profit

Profit from our United States segment in the first six months of 2024 was $979 million, an increase of 15%, compared to $850 million in the first six months of 2023.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the six months ended June 30, 2024 and 2023:

	Six month ended June 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,485	100.0%	$2,347	100.0%
Gross profit	1,415	56.9%	1,294	55.2%
R&D expenses	118	4.7%	106	4.5%
S&M expenses	403	16.2%	381	16.2%
G&A expenses	130	5.2%	130	5.5%
Other (income) expense	§	§	(1)	§

Segment profit*	$764	30.8%	$679	28.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom, and certain other European countries.

Revenues from our Europe segment in the first six months of 2024 were $2,485 million, an increase of 6% or $138 million, compared to the first six months of 2023. In local currency terms, revenues increased by 4% compared to the first six months of 2023.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$1,974	$1,841	7%
AJOVY	102	74	37%
COPAXONE	110	119	(7%)
Respiratory products	123	134	(8%)
Other	175	178	(2%)

Total	$2,485	$2,347	6%

Europe Gross Profit

Gross profit from our Europe segment in the first six months of 2024 was $1,415 million, an increase of 9% compared to $1,294 million in the first six months of 2023.

Gross profit margin for our Europe segment in the first six months of 2024 increased to 56.9% compared to 55.2% in the first six months of 2023.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first six months of 2024 were $118 million, an increase of 11% compared to $106 million in the first six months of 2023.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first six months of 2024 were $403 million, an increase of 6% compared to $381 million in the first six months of 2023.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first six months of 2024 were $130 million, flat compared to the first six months of 2023.

Europe Profit

Profit from our Europe segment in the first six months of 2024 was $764 million, an increase of 13% compared to $679 million in the first six months of 2023.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the six months ended June 30, 2024 and 2023:

	Six month ended June 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,190	100%	$1,159	100%
Gross profit	583	49.0%	568	49.0%
R&D expenses	58	4.9%	51	4.4%
S&M expenses	263	22.1%	238	20.5%
G&A expenses	73	6.1%	72	6.2%
Other (income) expense	(1)	§	(33)	(2.8%)

Segment profit*	$190	15.9%	$240	20.7%

*	Segment profit does not include amortization and certain other items.

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

Revenues from our International Markets segment in the first six months of 2024 were $1,190 million, an increase of $31 million, or 3%, compared to the first six months of 2023. In local currency terms, revenues increased by 20%.

In the first six months of 2024, revenues were negatively impacted by exchange rate fluctuations of $197 million including hedging effects, compared to the first six months of 2023. Revenues in the first six months of 2024 included a negative hedging impact of $1 million compared to a positive hedging impact of $5 million in the first six months of 2023 which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$963	$955	1%
AJOVY	39	27	42%
COPAXONE	25	34	(26%)
Other	162	142	14%

Total	$1,190	$1,159	3%

International Markets Gross Profit

Gross profit from our International Markets segment in the first six months of 2024 was $583 million, compared to $568 million in the first six months of 2023.

Gross profit margin for our International Markets segment in the first six months of 2024 was 49.0%, flat compared to the first six months of 2023.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first six months of 2024 were $58 million, an increase of 14% compared to $51 million in the first six months of 2023.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first six months of 2024 were $263 million, an increase of 11% compared to $238 million in the first six months of 2023.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first six months of 2024 were $73 million an increase of 1% compared to $72 million in the first six months of 2023.

International Markets Other Income

Other income in the first six months of 2024 was $1 million, compared to $33 million in the first six months of 2023.

International Markets Profit

Profit from our International Markets segment in the first six months of 2024 was $190 million, a decrease of 21%, compared to $240 million in the first six months of 2023.

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

Our revenues from other activities in the first six months of 2024 were $474 million, an increase of 2% in both U.S. dollars and in local currency terms, compared to the first six months of 2023.

API sales to third parties in the first six months of 2024 were $279 million, an increase of 3% in both U.S. dollars and local currency terms, compared to the first six months of 2023, following a reallocation of an immaterial business within our other activities, in line with our intention to divest our API business.

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

Revenues

Revenues in the first six months of 2024 were $7,983 million, an increase of 6% compared to the first six months of 2023. In local currency terms, revenues increased by 8%, compared to the first six months of 2023.

Exchange rate movements during the first six months of 2024, net of hedging effects, negatively impacted revenues by $161 million, compared to the first six months of 2023. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the first six months of 2024 was $3,795 million, an increase of 12% compared to the first six months of 2023.

Gross profit margin was 47.5% in the first six months of 2024, compared to 44.8% in the first six months of 2023.

Research and Development (R&D) Expenses

R&D expenses in the first six months of 2024 were $511 million, an increase of 8% compared to the first six months of 2023.

R&D expenses as a percentage of revenues were 6.4% in the first six months of 2024, compared to 6.3% in the first six months of 2023.

Selling and Marketing (S&M) Expenses

S&M expenses in the first six months of 2024 were $1,265 million, an increase of 10% compared to the first six months of 2023.

S&M expenses as a percentage of revenues were 15.8% in the first six months of 2024, compared to 15.2% in the first six months of 2023.

General and Administrative (G&A) Expenses

G&A expenses in the first six months of 2024 were $561 million, a decrease of 7% compared to the first six months of 2023.

G&A expenses as a percentage of revenues were 7.0% in the first six months of 2024, compared to 8.0% in the first six months of 2023.

Intangible Asset Impairments

We recorded expenses of $141 million for identifiable intangible asset impairments in the first six months of 2024, compared to expenses of $241 million in the first six months of 2023. See note 5 to our consolidated financial statements.

Goodwill Impairment

We recorded a goodwill impairment charge of $400 million related to Teva’s API reporting unit in the first six months of 2024, compared to a goodwill impairment charge of $700 million related to our International Markets reporting unit in the first six months of 2023. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $954 million for other asset impairments, restructuring and other items in the first six months of 2024, compared to expenses of $218 million in the first six months of 2023. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $188 million in legal settlements and loss contingencies in the first six months of 2024, compared to expenses of $695 million in the first six months of 2023. See note 9 to our consolidated financial statements.

Other Income

Other income in the first six months of 2024 was $1 million, compared to $34 million in the first six months of 2023.

Operating Income (Loss)

Operating loss was $223 million in the first six months of 2024, compared to an operating loss of $667 million in the first six months of 2023.

Operating loss as a percentage of revenues was 2.8% in the first six months of 2024, compared to an operating loss as a percentage of revenues of 8.8% in the first six months of 2023.

Financial Expenses, Net

In the first six months of 2024, financial expenses, net were $491 million, mainly comprised of net-interest expenses of $466 million. In the first six months of 2023, financial expenses, net were $528 million, mainly comprised of net-interest expenses of $476 million.

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
	2024	2023
	(U.S. $ in millions)
United States profit	$979	$850
Europe profit	764	679
International Markets profit	190	240

Total reportable segments profit	1,933	1,769
Profit of other activities	15	27

Total segments profit	1,948	1,796
Amounts not allocated to segments:
Amortization	298	326
Other assets impairments, restructuring and other items (1)	954	218
Goodwill impairment	400	700
Intangible assets impairments	141	241
Legal settlements and loss contingencies	188	695
Other unallocated amounts	190	282
	—	—

Consolidated operating income (loss) (1)	(223)	(667)

Financial expenses, net	491	528

Consolidated income (loss) before income taxes (1)	$(713)	$(1,195)

(1)

The data presented for 2022 have been revised to reflect a revision in relation to a contingent consideration and related expenses in the consolidated financial statements. See note 1c to our consolidated financial statements for additional information.

Income Taxes

In the first six months 2024, we recognized a tax expense of $578 million, on pre-tax loss of $713 million. In the first six months of 2023, we recognized a tax benefit of $35 million, on pre-tax loss of $1,195 million. See note 11 to our consolidated financial statements.

Share in (Profits) Losses of Associated Companies, Net

Share in losses of associated companies, net in the first six months of 2024 was $2 million, compared to share in profits of $1 million in the first six months of 2023.

Net Income (Loss) Attributable to non-controlling interests

Net loss attributable to non-controlling interests was $309 million in the first six months of 2024, compared to a net loss attributable to non-controlling interests of $68 million in the first six months of 2023. The higher net loss in the first six months of 2024 was mainly due to higher impairments of tangible assets, largely related to the classification of our business venture in Japan as held for sale. See note 12 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net loss was $985 million in the first six months of 2024, compared to a net loss of $1,091 million in the first six months of 2023. The lower net loss in the first six months of 2024 was mainly due to lower operating loss, as well as higher net loss attributable to non-controlling interests, partially offset by higher income taxes, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the six months ended June 30, 2024 and 2023 was 1,128 million shares and 1,118 million shares, respectively.

Basic and diluted loss per share was $0.87 for the six months ended June 30, 2024, compared to basic and diluted loss per share of $0.98 for the six months ended June 30, 2023. See note 13 to our consolidated financial statements.

Impact of Currency Fluctuations on Results of Operations

In the first six months of 2024, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in markets in which we operate (primarily the euro, British pound, Canadian dollar, Swiss franc, Japanese yen, Russian ruble, and new Israeli shekel) impact our results.

During the first six months of 2024, the following main currencies relevant to our operations decreased in value against the U.S. dollar: Argentinian peso by 75%, Turkish lira by 37%, Russian ruble by 15%, Chilean peso by 14%, Japanese yen by 11%, Ukrainian hryvna by 6% and new Israeli shekel by 3% (all compared on a six-month average basis). The following main currencies relevant to our operations increased in value against the U.S. dollar: Polish zloty by 7%, Mexican peso by 6%, Swiss franc by 3% and the British pound by 3%.

As a result, exchange rate movements during the first six months of 2024, including hedging effects, negatively impacted overall revenues by $161 million and our operating income by $66 million, in comparison to the first six months of 2023.

In the first six months of 2024, a positive hedging impact of $10 million was recognized under revenues, and a negative hedging impact of $6 million was recognized under cost of sales. In the first six months of 2023, a negative hedging impact of $2 million was recognized under revenues and a minimal hedging impact was recognized under cost of sales.

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

Liquidity and Capital Resources

Total balance sheet assets were $41,338 million as of June 30, 2024, compared to $43,479 million as of December 31, 2023.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $1,283 million as of June 30, 2024, compared to negative $1,374 million as of December 31, 2023. This increase was mainly due to a decrease in accounts payables, driven mainly by timing of inventory purchase pattern, an increase in accounts receivables, net of SR&A, driven mainly from higher sales during the second quarter of 2024 with extended payment terms into the third quarter, and a decrease in employee-related obligations mainly due to performance incentive payments to employees for 2023, partially offset by a classification of working capital balance related to our business venture in Japan as held for sale, as well as an increase in other current liabilities and a decrease in prepaid expenses.

Employee-related obligations, as of June 30, 2024 were $492 million, compared to $611 million as of December 31, 2023. The decrease in the first six months of 2024 was mainly due to performance incentive payments to employees for 2023, partially offset by an accrual for performance incentive payments to employees for 2024.

Cash investment in property, plant and equipment in the second quarter of 2024 was $92 million, compared to $119 million in the second quarter of 2023. Depreciation in the second quarter of 2024 was $113 million, compared to $138 million in the second quarter of 2023.

Cash and cash equivalents as of June 30, 2024 were $2,258 million compared to $3,226 million as of December 31, 2023.

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

Debt Balance and Movements

As of June 30, 2024, our debt was $18,640 million, compared to $19,833 million as of December 31, 2023. This decrease was mainly due to repayment at maturity of $956 million of 6% senior notes and a positive impact of $247 million from exchange rate fluctuations.

In April 2024, we repaid $956 million of our 6% senior notes at maturity.

As of June 30, 2024, our debt was effectively denominated in the following currencies: 59% in U.S. dollars, 39% in euros and 2% in Swiss francs.

The portion of total debt classified as short-term as of June 30, 2024 was 11% compared to 8% as of December 31, 2023.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 74% as of June 30, 2024, compared to 71% as of December 31, 2023. Our average debt maturity was approximately 5.8 years as of June 30, 2024, compared to 6.0 years as of December 31, 2023.

Total Equity

Total equity was $6,563 million as of June 30, 2024, compared to $8,126 million as of December 31, 2023. This decrease was mainly due to a net loss of $1,294 million, and a negative impact of $268 million from exchange rate fluctuations.

Exchange rate fluctuations affected our balance sheet, as approximately 83% of our net assets as of June 30, 2024 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2023, changes in currency rates as of June 30, 2024 had a negative impact of $268 million on our equity. The following currency increased in value against the U.S. dollar: Russian ruble by 4%. The following main currencies decreased in value against the U.S. dollar: Japanese yen by 14%, Mexican peso by 8%, Chilean peso by 7%, Swiss franc by 7% and the euro by 3%. All comparisons are on a year-to-date basis.

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

Cash flow generated from operating activities during the second quarter of 2024 was $103 million, compared to $324 million of cash flow generated from operating activities in the second quarter of 2023. The lower cash flow generated from operating activities in the second quarter of 2024 resulted mainly from changes in working capital items, including a negative impact from accounts receivables, net of SR&A, driven mainly from higher sales during the second quarter of 2024 with extended payment terms into the third quarter, and from accounts payables, as well as higher tax payments.

During the second quarter of 2024, we generated free cash flow of $324 million, which we define as comprising $103 million in cash flow generated from operating activities, $317 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $1 million in divestitures of businesses and other assets, partially offset by $97 million in cash used for capital investment. During the second quarter of 2023, we generated free cash flow of $632 million, which we define as comprising $324 million in cash flow generated from operating activities, $371 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $56 million in proceeds from divestitures of businesses and other assets, partially offset by $119 million in cash used for capital investment. The decrease in the second quarter of 2024, resulted mainly from lower cash flow generated from operating activities, as well as lower proceeds from divestitures of businesses and other assets.

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

The following tables present our non-GAAP net income and non-GAAP EPS for the three and six months ended June 30, 2024 and 2023, as well as reconciliations of each measure to their nearest GAAP equivalents:

	Three months ended			Six months ended
	June 30,			June 30,
($ in millions except per share amounts)	2024		2023	2024		2023
Net income (Loss) attributable to Teva(1)	($)	(846)	(872)	($)	(985)	(1,091)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets		146	162		298	326
Legal settlements and loss contingencies(2)		83	462		188	695
Goodwill impairment(3)		400	700		400	700
Impairment of long-lived assets(4)		130	74		809	262
Restructuring costs		18	10		31	66
Equity compensation		32	30		60	62
Contingent consideration(1)(5)		192	78		271	113
Accelerated depreciation		0	24		7	49
Financial expenses		12	16		24	39
Items attributable to non-controlling interests(4)		(33)	(49)		(317)	(90)
Other non-GAAP items(6)		59	125		106	189
Corresponding tax effects and unusual tax items(7)		503	(131)		353	(235)
Non-GAAP net income attributable to Teva	($)	697	629	($)	1,245	1,085
Non-GAAP tax rate(8)		15.4%	15.2%		15.2%	15.3%
GAAP diluted earnings (loss) per share attributable to Teva	($)	(0.75)	(0.78)	($)	(0.87)	(0.98)
EPS difference(9)		1.35	1.34		1.96	1.94
Non-GAAP diluted EPS attributable to Teva(9)	($)	0.61	0.56	($)	1.09	0.96
Non-GAAP average number of shares (in millions)(9)		1,151	1,129		1,146	1,127

(1)

The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements. For additional information see note 1c to our consolidated financial statements.

(2)

Adjustments for legal settlements and loss contingencies in the second quarter of 2023 were mainly related to a provision of $200 million in connection with the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, and an update to the estimated settlement provision of $170 million related to some of the remaining opioid cases including an agreement in principle on private hospital cases. Adjustments for legal settlements and loss contingencies in the first six months of 2023 were mainly related to an update to the estimated settlement provision of $206 million related to the remaining opioid cases, the provision of $210 million relating to the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, an update to the estimated provision of $102 million related to the U.S. DOJ patient assistance program litigation, and the provision of $100 million related to the settlement of the reverse-payment antitrust litigation over certain HIV medicines.

(3)

A goodwill impairment charge of $400 million related to our Teva’s API reporting unit was recognized in the three and six months ended June 30, 2024, compared to a goodwill impairment charge of $700 million related to our International Markets reporting unit recognized in the three and six months ended June 30, 2023.

(4)

Adjustments for impairment of long-lived assets and items attributable to non-controlling interests for the six months ended June 30, 2024, primarily consisted of $644 million and $317 million, respectively, related to the classification of our business venture in Japan as held for sale.

(5)

Adjustments for contingent consideration primarily related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid®), of $174 million and $238 million, respectively for the three and six months ended June 30, 2024, and of $64 million and $88 million, respectively for the three and six months ended June 30, 2023.

(6)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, certain inventory write-offs, material litigation fees and other unusual events.

(7)

Adjustments for corresponding tax effects and unusual tax items for the three months ended June 30, 2024 of $503 million, mainly related to the settlement agreement with the ITA to settle certain litigation with respect to taxes payable for the Company’s taxable years 2008 through 2020, in an amount of $495 million.

(8)

Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above. GAAP tax rate for the three and six months ended June 30, 2024 was 256% and 81% respectively and for the three and six months ended June 30, 2023 was 2% and 3% respectively.

(9)	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

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

After evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described below, as of such date, the Company’s disclosure controls and procedures were not effective.

Previously Identified Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, in our Annual Report on Form 10-K for the year ended December 31, 2023, during the preparation of our consolidated financial statements for the year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting, which continues to exist as of June 30, 2024.

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

Remediation Plan

Management has designed and implemented the following specific controls to address the material weakness and enhance our disclosure controls and procedures over the contingent consideration liability: (i) defined responsibilities over the end-to-end process; (ii) enhanced the formality and rigor of reconciliation procedures; and (iii) implemented additional monitoring controls through management reviews. In addition, management has conducted trainings for the related control owners.

Although the new controls have been designed and implemented, they have not been operated for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively. Accordingly, the material weakness described above is not remediated as of June 30, 2024.

Changes in Internal Control over Financial Reporting

The actions described under “Remediation Plan” above are changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

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
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2024.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended June 30, 2024 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Director and Officer Rule
10b5-1
Trading Arrangements
During the three months ended June 30, 2024, the following officer adopted a Rule
10b5-1
trading arrangement (as such term is defined in Item 408 of Regulation
S-K).
The trading plan is intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act.

Name and Title	Date	Action	Expiration Date	Max. Shares Subject to Plan (1)
Angus Grant, EVP, Business Development	May 9, 2024	Adopted	August 10, 2024	12,913

(1)	The plan includes shares to be sold solely to cover tax withholding obligations.

ITEM 6.	EXHIBITS

10.1	Second Amendment to Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated May 3, 2024, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Finance Netherlands III B.V., and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024)

10.2	English summary of Tax Settlement Agreement, dated June 23, 2024, between Teva Pharmaceutical Industries Limited and the Israeli Tax Authorities *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: July 31, 2024	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)