Form 10-Q
period 2024-09-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2024-11-06
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
of the Act). Yes ☐ No ☒
As of September 30, 2024, the registrant had 1,133,050,214 ordinary shares outstanding.

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
10-Q
and in our Annual Report on Form
10-K
for the year ended December 31, 2023, including in the section captioned “Risk Factors”. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,319	$3,226
Accounts receivables, net of allowance for credit losses of $91 million and $95 million as of September 30, 2024 and December 31, 2023	3,462	3,408
Inventories	3,959	4,021
Prepaid expenses	1,127	1,255
Other current assets	445	504
Assets held for sale	2	70

Total current assets	12,314	12,485
Deferred income taxes	2,070	1,812
Other non-current assets	459	470
Property, plant and equipment, net	5,672	5,750
Operating lease right-of-use assets, net	364	397
Identifiable intangible assets, net	4,756	5,387
Goodwill	16,124	17,177

Total assets	$41,758	$43,479

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,580	$1,672
Sales reserves and allowances	3,785	3,535
Accounts payables	2,371	2,602
Employee-related obligations	619	611
Accrued expenses	2,984	2,771
Other current liabilities	1,241	1,044
Liabilities held for sale	216	13

Total current liabilities	13,797	12,247
Long-term liabilities:
Deferred income taxes	538	606
Other taxes and long-term liabilities	4,344	4,019
Senior notes and loans	16,400	18,161
Operating lease liabilities	295	320

Total long-term liabilities	21,578	23,106

Commitments and contingencies , see note 10
Total liabilities	35,375	35,353

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; September 30, 2024 and December 31, 2023: authorized 2,495 million shares; issued 1,240 million shares and 1,227 million shares, respectively	58	57
Additional paid-in capital	27,860	27,807
Accumulated deficit	(14,956)	(13,534)
Accumulated other comprehensive loss	(2,769)	(2,697)
Treasury shares as of September 30, 2024 and December 31, 2023: 106 million ordinary shares	(4,128)	(4,128)

	6,065	7,506

Non-controlling interests	319	620

Total equity	6,383	8,126

Total liabilities and equity	$41,758	$43,479

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenues	$4,332	$3,850	$12,315	$11,389
Cost of sales	2,183	1,999	6,372	6,159
Gross profit	2,148	1,851	5,943	5,230
Research and development expenses	240	253	751	726
Selling and marketing expenses	626	576	1,891	1,726
General and administrative expenses	298	268	859	870
Intangible assets impairments	28	47	169	289
Goodwill impairment	600	—	1,000	700
Other assets impairments, restructuring and other items	(23)	57	931	276
Legal settlements and loss contingencies	450	314	638	1,009
Other loss (income)	(21)	(9)	(22)	(43)

Operating income (loss)	(51)	344	(274)	(323)
Financial expenses, net	272	280	763	808

Income (loss) before income taxes	(324)	64	(1,037)	(1,131)
Income taxes (benefit)	69	(12)	648	(48)
Share in (profits) losses of associated companies, net	(3)	§	(1)	(1)

Net income (loss)	(390)	77	(1,684)	(1,082)
Net income (loss) attributable to non-controlling interests	47	8	(262)	(60)

Net income (loss) attributable to Teva	(437)	69	(1,422)	(1,022)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.39)	$0.06	$(1.26)	$(0.91)

Diluted	$(0.39)	$0.06	$(1.26)	$(0.91)

Weighted average number of shares (in millions):
Basic	1,133	1,121	1,130	1,119

Diluted	1,133	1,135	1,130	1,119

§	Represents an amount less than $ 0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(390)	$77	$(1,684)	$(1,082)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	174	(255)	(94)	(173)
Unrealized gain (loss) from derivative financial instruments, net	7	7	21	19
Unrealized loss on defined benefit plans	(1)	(1)	(2)	(2)

Total other comprehensive income (loss)	180	(249)	(75)	(156)

Total comprehensive income (loss)	(210)	(172)	(1,759)	(1,238)
Comprehensive income (loss) attributable to non-controlling interests	114	(8)	(268)	(144)

Comprehensive income (loss) attributable to Teva	$(324)	$(164)	$(1,491)	$(1,094)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)

Balance at June 30, 2024	1,239	58	27,829	(14,519)	(2,881)	(4,128)	6,359	204	6,563
Net Income (loss)				(437)			(437)	47	(390)
Other comprehensive income (loss)					113		113	67	180
Issuance of Shares	1	*	*				*		*
Stock-based compensation expense			29				29		29

Balance at September 30, 2024	1,240	$58	$27,860	$(14,956)	$(2,769)	$(4,128)	$6,065	$319	$6,383

*	Represents an amount less than 0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)

Balance at December 31, 2023	1,227	57	27,807	(13,534)	(2,697)	(4,128)	7,506	620	8,126
Net Income (loss)				(1,422)			(1,422)	(262)	(1,684)
Other comprehensive income (loss)					(69)		(69)	(6)	(75)
Issuance of Shares	13	1	*				1		1
Stock-based compensation expense			89				89	—	89
Proceeds from exercise of options			7				7		7
Dividend to non-controlling interests**								(18)	(18)
Purchase of shares from non-controlling interests***			(45)		(3)		(48)	(16)	(64)

Balance at September 30, 2024	1,240	$58	$27,860	$(14,956)	$(2,769)	$(4,128)	$6,065	$319	$6,383

*	Represents an amount less than $0.5 million.
**	In connection with dividends to non-controlling interests in Teva’s joint venture in Japan.
***	Purchase of shares from non-controlling interests in a Teva’s subsidiary in Switzerland.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)

Balance at June 30, 2023 **	1,227	57	27,748	(14,066)	(2,677)	(4,128)	6,936	656	7,592
Net Income (loss)**				69			69	8	77
Other comprehensive income (loss)					(233)		(233)	(16)	(249)
Issuance of shares			*				*		*
Stock-based compensation expense			31				31		31
Dividend to non-controlling interest ***								(67)	(67)

Balance at September 30, 2023 **	1,227	$57	$27,780	$(13,995)	$(2,910)	$(4,128)	$6,804	$582	$7,387

*	Represents an amount less than $0.5 million.
**
The data presented for prior periods has been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information, see note 1c.

***	In connection with a declaration on dividend to non-controlling interest in Teva’s joint venture in Japan.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity

	(U.S. dollars in millions)

Balance at December 31, 2022 **	1,217	57	27,688	(12,975)	(2,838)	(4,128)	7,804	794	8,598
Net Income (loss)				(1,022)			(1,022)	(60)	(1,082)
Other comprehensive income (loss)					(72)		(72)	(84)	(156)
Issuance of Shares	10	*	*				*		*
Stock-based compensation expense			93				93	—	93
Dividend to non-controlling interest ***								(67)	(67)

Balance at September 30, 2023 **	1,227	$57	$27,780	$(13,995)	$(2,910)	$(4,128)	$6,804	$582	$7,387

*	Represents an amount less than $0.5 million.
**
The data presented for prior periods has been revised to reflect a revision in relation to a contingent consideration liability and related expenses in the consolidated financial statements. For additional information, see note 1c.

***	In connection with a declaration on dividend to non-controlling interest in Teva’s joint venture in Japan.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating activities:
Net income (loss)	$(390)	77	$(1,684)	(1,082)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	259	283	790	887
Impairment of goodwill	600	—	1,000	700
Impairment of long-lived assets and assets held for sale	(51)	48	758	310
Net change in operating assets and liabilities	317	(227)	(190)	(364)
Deferred income taxes – net and uncertain tax positions	(53)	(199)	(666)	(349)
Stock-based compensation	29	31	89	93
Other items *	2	(5)	597	18
Net loss (gain) from sale of business and long-lived assets	(21)	(3)	(22)	(29)

Net cash provided by (used in) operating activities	693	5	672	184

Investing activities:
Beneficial interest collected in exchange for securitized accounts receivables	339	362	951	1,056
Purchases of property, plant and equipment and intangible assets	(148)	(149)	(369)	(407)
Proceeds from sale of business and long-lived assets	38	10	39	68
Acquisition of businesses, net of cash acquired	—	—	(15)	—
Purchases of investments and other assets	(1)	(38)	(56)	(44)
Proceeds from sale of investments	40	—	40
Other investing activities	—	(1)	—	(6)

Net cash provided by (used in) investing activities	268	184	590	667

Financing activities:
Repayment of senior notes and loans and other long term liabilities	—	(1,000)	(956)	(4,152)
Purchase of shares from non-controlling interests	—	—	(64)	—
Dividends paid to non-controlling interests	—	—	(78)	—
Proceeds from senior notes, net of issuance costs	—	—	—	2,451
Proceeds from short term debt	—	700	—	700
Repayment of short term debt	—	(200)	—	(200)
Other financing activities	—	(76)	(19)	(136)

Net cash provided by (used in) financing activities	—	(576)	(1,117)	(1,337)

Translation adjustment on cash and cash equivalents	100	(33)	(53)	(98)

Net change in cash, cash equivalents and restricted cash	1,061	(420)	— 92	(584)
Balance of cash, cash equivalents and restricted cash at beginning of period	2,258	2,670	3,227	2,834

Balance of cash, cash equivalents and restricted cash at end of period	$3,319	2,250	3,319	2,250

Cash and cash equivalents	3,319	2,249	3,319	2,249
Restricted cash included in other current assets	—	1	—	1

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	3,319	2,250	3,319	2,250

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$332	376	$964	1,090
Dividend declared to non-controlling interests	$—	67	$—	67

*
Adjustment in the nine-months period ended September 30, 2024 mainly relates to an agreement with the Israeli Tax Authorities to settle certain litigation in an amount of $495 million relating to taxes payable for the years 2008 through 2020.

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
In February 2022, Russia launched an invasion of Ukraine. As of the date of these consolidated financial statements, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. During the three and nine months ended September 30, 2024, the impact of this conflict on Teva’s results of operation and financial condition continues to be immaterial.
In October 2023, Israel was attacked by a terrorist organization and entered a state of war
o
n several fronts. As of the date of these consolidated financial statements, sustained conflict in the region is ongoing. Israel is included in Teva’s International Markets segment results. Teva’s global headquarters and several manufacturing and R&D facilities are located in Israel. Currently, such activities in Israel remain largely unaffected. Teva continues to maintain contingency plans with backup production locations for key products. During the three and nine months ended September 30, 2024, the impact of this war on Teva’s results of operations and financial condition is immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.
Teva’s results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results that could be expected for the entire fiscal year.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In November 2023, the FASB issued ASU
2023-07
“Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements related disclosures.
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
The tables below present the impact of the revision on the line items within the Company’s consolidated financial statements for the relevant periods:

	Three months ended			Nine months ended
	September 30, 2023			September 30, 2023
	U.S $ in millions (except per share amounts)
	(Unaudited)
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Other asset impairments, restructuring and other items	$46	11	57	$241	34	276
Operating income (loss)	355	(11)	344	(289)	(34)	(323)
Income (loss) before income taxes	75	(11)	64	(1,097)	(34)	(1,131)
Income taxes (benefit)	(12)	§	(12)	(48)	§	(48)
Net income (loss)	88	(11)	77	(1,048)	(34)	(1,082)
Net income (loss) attributable to Teva	80	(11)	69	(988)	(34)	(1,022)
Earnings (loss) per share attributable to ordinary shareholders:
Basic and diluted loss per share	$0.07	(0.01)	0.06	$(0.88)	(0.04)	(0.91)

§	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	September 30, 2023
	As previously reported	Adjustment	As revised
	(Unaudited)
Deferred income taxes	$1,748	7	1,755
Total assets	42,088	7	42,095
Other taxes and long-term liabilities	3,818	132	3,950
Total long-term liabilities	23,182	132	23,314
Total liabilities	34,576	132	34,708
Teva shareholders’ equity:
Accumulated deficit	(13,870)	(125)	(13,995)
Total equity	7,512	(125)	7,387
Total liabilities and equity	$42,088	7	42,095

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
mAbxience
In April 2024, Teva announced it entered into a strategic licensing agreement with mAbxience for a biosimilar candidate currently in development for the treatment of multiple oncology indications. Under the terms of the licensing agreement, mAbxience will develop and produce the biosimilar product and Teva will lead the regulatory processes and commercialization in multiple global markets, including Europe and the U.S. In September 2024, Teva and mAbxience entered into an amendment to the licensing agreement whereby, similar to the initial licensing agreement, mAbxience will lead the development and production of an anti-PD-1
oncology biosimilar candidate and Teva will manage regulatory approvals and oversee commercialization in the designated markets.
Under the initial agreement, in the second quarter of 2024, Teva paid mAbxience upfront and milestone payments in a total amount of $20 million, which were recorded as R&D expenses. Pursuant to the amendment of the licensing agreement, in the third quarter of 2024 Teva recognized upfront and milestone payments in a total amount of $15 million as R&D expenses, of which $5 million were paid in October 2024, and the remaining is due by the end of 2024. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $320 million.
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
ICS-SABA
(TEV-‘248)
sales. During the third quarter of 2024, Teva recorded $20 million as reimbursement for R&D expenses incurred
in connection with this agreement.
Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and globally commercialize a BD9 multibody for the potential treatment of Atopic Dermatitis and Asthma. In exchange, Teva paid an upfront payment in an amount of $10 million in January 2024, which was recorded as an R&D expense in the fourth quarter of 2023. Biolojic may be eligible to receive additional development and commercial milestone payments of up to approximately $500 million, over the next several years, based on the achievement of certain pre-clinical,
clinical and regulatory milestones, with the majority of the payments based on future sales
 achievements.
Royalty Pharma
On November 9, 2023, Teva entered into a funding agreement with Royalty Pharma plc. (“Royalty Pharma”) to further accelerate the clinical research program for Teva’s olanzapine LAI
(TEV-’749).
Under the terms of the funding agreement, Royalty Pharma will provide Teva up to $100 million to fund ongoing development costs for olanzapine LAI
(TEV-‘749),
with an option to increase the total funding amount to $125 million, which expired in the second quarter of 2024. In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, paid over 5 years, in addition to royalties upon commercialization. Teva will continue to lead the development and commercialization of the product globally. During the fourth quarter of 2023, and the first, second and third quarters of 2024, Teva recorded $35 million, $27 million, $19 million and $18 million respectively, as reimbursement for R&D expenses incurred in connection with this agreement, which collectively amounted to the total funding Royalty Pharma was to provide Teva of

$
100
 million. Olanzapine LAI
(TEV-’749)
is currently in Phase 3 for the treatment of schizophrenia (see also MedinCell transaction below).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop
and
co-
commercialize Teva’s duvakitug (anti-TL1A,
TEV-’574)
asset, a novel anti-TL1A therapy for the treatment of ulcerative colitis and Crohn’s disease, two types of inflammatory bowel disease, which is currently in Phase 2b clinical trials. Under the terms of the collaboration agreement, in partial consideration of the licenses granted to Sanofi, Teva received an upfront payment of $500 million in the fourth quarter of 2023, recognized as revenue. Additionally, Teva may receive up to $1 billion in development and launch milestones. Each company will equally share the remaining development costs globally and net profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi will lead the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world.
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) providing Teva with an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin
(TEV-’286)
and a related compound
(TEV-’287).
Emrusolmin
(TEV-’286)
was initially developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease, and has the potential to be applied to other treatments for neurodegenerative disorders, such as Alzheimer’s disease. Teva has initiated a Phase 2 clinical trial. In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag, recorded as an R&D expense. Modag may be eligible for additional future development milestone payments, in an aggregate amount of up to $30 million, as well as future commercial milestones and royalties.
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
Teva made upfront and milestone payments in an aggregate amount of $78 million in 2020, 2021 and 2023. Teva made additional milestone payments of $27 million in the second quarter of 2024 and $19 million in the third quarter of 2024. Additional development and commercial milestone payments of up to approximately $380 million, in addition to royalty and milestone payments related to the amendment of the collaboration agreement entered into in July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share revenue from the commercialization of these biosimilars.
The amendment of the collaboration agreement entered into in July 2023 includes increased involvement by Teva regarding manufacturing and quality at Alvotech’s manufacturing facility. Additionally, pursuant to the amendment, on September 29, 2023, Teva purchased $40 million of subordinated convertible bonds of Alvotech. On June 26, 2024, Alvotech announced its intention to exercise its redemption rights and redeemed the convertible bonds for $44 million, including accrued interest, which were paid to Teva in July 2024.
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
(ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara
®
, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients six years and older, and on October 22, 2024, announced that the FDA approved SELARSDI in a new presentation, 130 mg/26 mL (5 mg/mL) solution in a single-dose vial for intravenous infusion, expanding its label to include treatment of adults with Crohn’s disease and ulcerative colitis.
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
or TEV ’573) and as a result paid Teva a milestone payment of $25 million, which was recognized as revenue in the second quarter of 2022. In April 2024, Takeda informed Teva of its intent to terminate the agreement with respect to such product candidate, which product rights will revert back to Teva in early 2025. Takeda continues to have rights under the license agreement with respect to other product candidates.
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
The second selected product candidate is olanzapine LAI
(TEV-’749)
for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to Phase 3 and, as a result, paid a $3 million milestone payment to MedinCell, which was recognized as R&D expenses. On May 8, 2024, Teva and MedinCell announced positive phase 3 efficacy results from a trial evaluating olanzapine LAI as a once-monthly subcutaneous long-acting injectable in adults with schizophrenia. Additional safety and efficacy results are planned in the first half of 2025. MedinCell may become eligible for further development and commercial milestones of up to $108 million, as well as royalties on sales of olanzapine LAI
(TEV-’749).
Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of September 30, 2024 and December 31, 2023, included certain businesses in Teva’s International Markets segment that are expected to be sold within the next year, mainly the business venture in Japan.
In connection with
the
held for sale classification, in the first quarter of 2024, Teva recorded expenses of $577 million due to an expected loss upon sale, including $369 million of expected loss from reclassification of currency translation adjustments to the statements of income upon sale, in other assets impairments, restructuring and other items. In the second quarter of 2024, Teva recorded an additional expense of $67 million related to the expected loss from reclassification of currency translation adjustments referred to above. In the third quarter of 2024, Teva recorded a favorable adjustment of $83 million, primarily related to the change in expected loss from reclassification of currency translation adjustments referred to above. See note 12.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes all of Teva’s assets and liabilities included as held for sale as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(U.S. $ in millions)
Inventories	169	12
Accounts receivables	123	—
Goodwill	48	30
Identifiable intangible assets, net	67	—
Property, plant and equipment, net	10	5
Other current and non-current assets	40	23
Expected loss on sale*	(455)	—

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$2	$70

Accounts payables	(76)	—
Other liabilities	(34)	(13)
Expected loss on sale*	(106)	—

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(216)	$(13)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended September 30, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,822	1,214	568	121	3,794
Licensing arrangements	23	9	6	8	45
Distribution	380	§	10	—	390
Other	§	42	29	100	102

	$2,225	$1,265	$613	$229	$4,332

§	Represents an amount less than $0.5 million.

	Three months ended September 30, 2023
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,500	1,117	556	130	3,303
Licensing arrangements	30	13	9	1	53
Distribution	366	§	11	—	377
Other	§	15	15	86	117

	$1,896	$1,146	$591	$217	$3,850

§	Represents an amount less than $0.5 million.

	Nine months ended September 30, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	4,857	3,668	1,708	399	10,701
Licensing arrangements	68	26	17	10	121
Distribution	1,134	§	28	—	1,163
Other	§	54	49	295	330

	$6,060	$3,749	$1,802	$703	$12,315

§	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30, 2023
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	4,210	3,446	1,656	412	9,724
Licensing arrangements	72	38	21	4	134
Distribution	1,183	§	29	—	1,212
Other	§	8	44	265	318

	$5,465	$3,493	$1,750	$681	$11,389

§	Represents an amount less than $0.5 million.
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
SR&A to U.S. customers comprised approximately 67% of the Company’s total SR&A as of September 30, 2024, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the nine months ended September 30, 2024 and 2023 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2024	$61	$1,603	$540	$859	$436	$97	$3,535	$3,596
Provisions related to sales made in current year period	294	3,436	579	5,925	191	146	10,277	10,571
Provisions related to sales made in prior periods	—	16	26	(11)	(28)	(2)	1	1
Credits and payments	(292)	(3,269)	(556)	(5,877)	(209)	(121)	(10,032)	(10,324)
Translation differences	—	1	3	1	(1)	—	4	4

Balance at September 30, 2024	$63	$1,787	$592	$897	$389	$120	$3,785	$3,848

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	September 30,	December 31,
	2024	2023
	(U.S. $ in millions)
Finished products	$2,314	$2,346
Raw and packaging materials	926	993
Products in process	524	500
Materials in transit and payments on account	195	183

	$3,959	$4,021

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023	2024	2023
	(U.S. $ in millions)
Product rights	$16,408	$17,981	$12,235	$13,274	$4,173	$4,707
Trade names	586	583	296	269	290	314
In process research and development	294	366	—	—	294	366

Total	$17,287	$18,930	$12,531	$13,543	$4,756	$5,387

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 9 years.
Amortization of intangible assets was $146 million and $145 million in the three months ended September 30, 2024 and 2023, respectively.
Amortization of intangible assets was $444 million and $471 million in the nine months ended September 30, 2024 and 2023, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended September 30, 2024 and 2023 were $28 million and $47 million, respectively.
Impairments in the third quarter of 2024 consisted of:
Identifiable product rights of $28 million, mainly due to updated market assumptions regarding price and volume of products mainly in the U.S.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Impairments in the third quarter of 2023 consisted of:

(a)
IPR&D assets of $29 million, mainly due to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date); and

(b)	Identifiable product rights of $18 million mainly due to updated market assumptions regarding price and volume of products.
Impairments of long-lived intangible assets for the nine months ended September 30, 2024 and 2023 were $169 million and $289 million, respectively.
Impairments in the first nine months of 2024 consisted of:

(a)	Identifiable product rights of $136 million, mainly due to updated market assumptions regarding price and volume of products mainly in the U.S.; and

(b)
IPR&D assets of $33 million, mainly due to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

Impairments in the first nine months of 2023 consisted of:

(a)
Identifiable product rights of $206 million due to: (i) $112 million in Japan, mainly due to regulatory pricing reductions; and (ii) $94 million related to updated market assumptions regarding price and volume of products; and

(b)
IPR&D assets of $83 million, mainly due to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

The fair value measurement of the impaired intangible assets in the nine months ended September 30, 2024 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.5% to 10%. A probability of success factor of 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended September 30, 2024 were as follows:

	North America	United States	Europe	International Markets	Other		Total
					Teva’s API	Medis
		(U.S. $ in millions)
Balance as of December 31, 2023 (1)	$6,459	$—	$8,466	$675	$1,313	$265	$17,177
Goodwill allocation related to the shift of Canada to International Markets	(6,459)	5,813	—	646	—	—	—

Balance as of January 1, 2024	$—	$5,813	$8,466	$1,321	$1,313	$265	$17,177

Other changes during the period:
Goodwill impairment	—	—	—	—	(1,000)	—	(1,000)
Goodwill reclassified as assets held for sale	—	—	—	(29)	—	—	(29)
Translation differences and other	—	—	97	(131)	5	4	(25)

Balance as of September 30, 2024 (1)	$—	$5,813	$8,563	$1,161	$318	$269	$16,124

(1)	Cumulative goodwill impairment as of September 30, 2024 and December 31, 2023 was approximately $29.3 billion and $28.3 billion, respectively.
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
Following the goodwill impairment charges recorded in relation to Teva’s API reporting unit, the carrying values of this reporting unit equaled its fair value as of June 30, 2024. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to Teva’s API reporting unit in the future (see “Third Quarter Developments” below).
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
Third Quarter Developments
During the third quarter of 2024, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of September 30, 2024.
As part of this evaluation, management noted a triggering event related to Teva’s API reporting unit, which resulted from updated assumptions in connection with Teva’s intention to divest its API business through a sale.
Teva performed a quantitative assessment in the third quarter of 2024, which resulted in the recording of a goodwill impairment charge of $600 million related to Teva’s API reporting unit.
Following this goodwill impairment charge, the carrying value of Teva’s API reporting unit equaled its fair value as of September 30, 2024. Therefore, if business conditions or expectations, including related to Teva’s intention to divest its API business, were to change materially, it may be necessary to record further impairment charges to Teva’s API reporting unit in the future.
With respect to the remaining reporting units, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying amounts as of September 30, 2024 and, therefore, no quantitative assessment was performed.
NOTE 7 – Debt obligations:

a.	Short-term debt:

	Interest rate as of September 30, 2024	Maturity	September 30,	December 31,
			2024	2023
			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities			2,557	1,649

Total short-term debt			$2,580	$1,672

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due in 2026 was $23 million as of September 30, 2024 and as of December 31, 2023. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under ‘short-term debt’.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b.	Long-term debt:

	Interest rate as of September 30, 2024	Maturity	September 30, 2024	December 31, 2023
			(U.S. $ in millions)
Senior notes USD 1,250 million (4)	6.00%	2024	—	956
Senior notes EUR 1,500 million (5)	1.13%	2024	700	693
Senior notes EUR 1,000 million	6.00%	2025	459	453
Senior notes USD 1,000 million	7.13%	2025	427	427
Senior notes EUR 900 million	4.50%	2025	554	547
Senior notes CHF 350 million	1.00%	2025	417	416
Senior notes USD 3,500 million	3.15%	2026	3,374	3,374
Senior notes EUR 700 million	1.88%	2027	781	771
Sustainability-linked senior notes USD 1,000 million (1)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes EUR 1,100 million (1)(*)	3.75%	2027	1,229	1,215
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes EUR 750 million	1.63%	2028	834	826
Sustainability-linked senior notes USD 1,000 million (2)(*)	5.13%	2029	1,000	1,000
Sustainability-linked senior notes USD 600 million (3)(*)	7.88%	2029	600	600
Sustainability-linked senior notes EUR 800 million (3)(*)	7.38%	2029	895	884
Sustainability-linked senior notes EUR 1,500 million (2)(*)	4.38%	2030	1,676	1,656
Sustainability-linked senior notes USD 500 million (3)(*)	8.13%	2031	500	500
Sustainability-linked senior notes EUR 500 million (3)(*)	7.88%	2031	558	552
Senior notes USD 789 million	6.15%	2036	783	783
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986

Total senior notes			19,023	19,889
Other long-term debt			2	1
Less current maturities			(2,557)	(1,649)
Less debt issuance costs			(68)	(80)

Total senior notes and loans			$16,400	$18,161

(1)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(2)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026 .
(3)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.100%-0.300% per annum, from and including September 15, 2026.
(4)	In April 2024, Teva repaid $956 million of its 6% senior notes due 2024 at maturity.
(5)	In October 2024, Teva repaid $685 million of its 1.13% senior notes due 2024 at maturity.
*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8c.
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

TEVA
PHARMACEUTICAL
INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva’s debt as of September 30, 2024 was effectively denominated in the following currencies: 58% in U.S. dollars, 40% in euro and 2% in Swiss franc.
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
On May 3, 2024, the terms of the RCF were amended to update the Company’s maximum permitted leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed (i) 4.00x in 2024, 2025 and in the first quarter of 2026, (ii) 3.75x in the second, third and fourth quarters of 2026 and (iii) 3.50x in the first quarter of 2027 and onwards. The RCF permits the Company to increase the maximum leverage ratio if it consummates or commences certain material transactions.
Under the RCF, as amended, the applicable margin used to calculate the interest rate under the RCF is linked to one sustainability performance target, the number of new regulatory submissions in low and middle-income countries.
Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of September 30,
2024
, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
In the first nine months of 2024, approximately 47% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of September 30, 2024, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

c.	Bifurcated embedded derivatives:
Upon the issuance of its sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and reduction of absolute greenhouse gas emissions, which were bifurcated and are accounted for separately as derivative financial instruments. As of September 30, 2024, the fair value of these derivative instruments is negligible.
d. Derivative instruments outstanding:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	September 30,	December 31,
	2024	2023
	(U.S. $ in millions)
Cross-currency swap - cash flow hedge (1)	$—	$169

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$32	$38
Other non-current assets:
Cross-currency swap-cash flow hedge (1)	—	8	—	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(33)	(39)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$272	$280	$180	$(249)
Cross-currency swaps - cash flow hedge (1)	—	(7)	—	1

	Financial expenses, net		Other comprehensive income (loss)
	Nine months ended,		Nine months ended,
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$763	$808	$(75)	$(156)
Cross-currency swaps - cash flow hedge (1)	(8)	(22)	1	(4)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$272	$280	$(4,332)	$(3,850)
Option and forward contracts (2)	4	4	—	—
Option and forward contracts economic hedge (3)	—	—	9	(22)

	Financial expenses, net		Net revenues
	Nine months ended,		Nine months ended,
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$763	$808	$(12,315)	$(11,389)
Option and forward contracts (2)	(33)	(46)	—	—
Option and forward contracts economic hedge (3)	—	—	(1)	(20)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, Japanese yen, British pound, Russian ruble, Canadian dollar, Polish zloty and some other currencies to protect its projected operating results for 2024. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In the three months ended September 30, 2024, the negative impact from these derivatives recognized under revenues was $9 million. In the nine months ended September 30, 2024, the positive impact from these derivatives recognized under revenues
was $1 million. In the three months ended September 30, 2023, the positive impact from these derivatives recognized under revenues
was $22 million. In the nine months ended September 30, 2023, the positive impact from these derivatives recognized under revenues was $20 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $7 million were recognized under financial expenses, net, for each of the three months ended September 30, 2024 and 2023, and losses of $21 million and $25 million were recognized under financial expenses, net for each of the nine months ended September 30, 2024 and 2023, respectively.

f.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year term. The AR Facility provided for purchases of accounts receivable by PNC in an amount of up to $1 billion through November 2023, and up to $500 million from November 2023 through November 2025. On June 30, 2023, the AR Facility agreement was amended to include an additional receivables purchaser under the agreement, in an amount of up to $250 million through November 2025. As a result, the total commitment of PNC was reduced to an amount of up to $750 million, effective June 30, 2023. Under the terms of the AR facility agreement, in November 2023, the total commitment of PNC was further reduced to an amount of up to $500 million through November 2025. On November 7, 2023, the SPV amended the agreement and increased the commitment amount to a maximum of $1 billion by including an additional receivables purchaser in an amount of up to $250 million through March 2024, which was then reduced by $125 million through November 2025. As a result, the commitment amount was reduced to a maximum of $875 million without any additional purchasers participating in the AR facility. On October 29, 2024, the SPV amended the agreement and increased the commitment amount to a maximum amount of $
950
 million by an existing receivables purchaser increasing its commitment by $
75
 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Pledged accounts receivables
In connection with the U.S. securitization program, accounts receivables, net of allowance for credit losses, include $934 million and $437 million as of September 30, 2024 and December 31, 2023, respectively, which are pledged by the SPV to PNC.

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables
in Teva’s consolidated balance sheets. As of September 30, 2024 and December 31, 2023, respectively, $163 million and $108 million of accounts payables to suppliers participating
 in these supplier finance programs were outstanding.
NOTE 9 – Legal settlements and loss contingencies:
In the third quarter of 2024, Teva recorded expenses of $450 million in legal settlements and loss contingencies, compared to expenses of $314 million in the third quarter of 2023. Expenses in the third quarter of 2024 were mainly related to a decision by the European Commission in its antitrust investigation into COPAXONE
®
, and
an update to the estimated settlement provision for the opioid cases (mainly related to the settlement agreement with the city of Baltimore and the effect of the passage of time on the net present value of the discounted payments). Expenses in the third quarter of 2023 were mainly related to an update to the provision for the DOJ patient assistance program litigation, as well as an update to the estimated settlement provision of the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). See note 10.
In the first nine months of 2024, Teva recorded expenses of $638 million in legal settlements and loss contingencies, compared to $1,009 million in the first nine months of 2023. Expenses in the first nine months of 2024 were mainly related to a decision by the European Commission in its antitrust investigation into COPAXONE, and an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments and the settlement agreement with the city of Baltimore). Expenses in the first nine months of 2023 were mainly related to an estimated provision for the DOJ patient assistance program litigation, an update to the estimated settlement provision of the opioid cases, the provision for the settlement of the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, as well as the provision for the settlement of the reverse-payment antitrust litigation over certain HIV medicines.
As of September 30, 2024 and December 31, 2023, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,915 million and $4,771 million, respectively.
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
®
(apixaban). In May 2023, the U.K. Court of Appeal upheld this decision and denied BMS’s request to appeal to the U.K. Supreme Court. On October 31, 2023, the U.K. Supreme Court denied BMS’s application for further review, making the decision to revoke the compound patent and SPC final. Separately, in February 2021, Teva initiated a patent invalidity action against the formulation patents, which are also under opposition at the European Patent Office (“EPO”). On July 15, 2022, the U.K. High Court held that these formulation patents were invalid but granted permission to appeal, which was subsequently stayed pending the outcome of the opposition at the EPO to one of the formulation patents. On December 21, 2023, the EPO’s Technical Board of Appeal held its hearing on the opposition, and on March 13, 2024, it issued a written decision revoking the patent. On May 13, 2024, BMS filed a submission to the Enlarged Board of Appeal seeking its permission to review the Technical Board of Appeal’s decision, a hearing for which is scheduled for December 3, 2024.
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
Multiple lawsuits have been filed in connection with this matter. Teva’s products allegedly at issue in the various nitrosamine-related litigations pending in the United States include valsartan, losartan, metformin and ranitidine. There are currently two Multi-District Litigations (“MDL”) pending against Teva and other manufacturers, including one MDL in the U.S. District Court for the District of New Jersey related to, with respect to Teva, valsartan and losartan, and another MDL in the U.S. District Court for the Southern District of Florida related to ranitidine. The claims against Teva in these MDLs include individual personal injury and/or product liability claims, economic damages claims brought by consumers and end payors as putative class actions, and medical monitoring class claims. The district court in the valsartan MDL certified a series of subclasses on plaintiffs’ economic loss claims as well as a medical monitoring class and originally scheduled the first trial to commence in the fourth quarter of 2024, but that trial has been postponed indefinitely by the court. Discovery is ongoing in the MDL with respect to the losartan claims against Teva. The claims against Teva and other generic manufacturers in the ranitidine MDL have been dismissed on preemption grounds but are subject to appeal. The district court in the ranitidine MDL also excluded all of plaintiffs’ general causation experts and granted summary judgment to the brand defendants on preemption grounds and later applied that general causation ruling to all defendants. This ruling is on appeal in the Eleventh Circuit Court of Appeals.
Certain generic manufacturers, including Teva, have also been named in state court actions asserting allegations similar to those in the aforementioned MDLs. In particular, state court valsartan and losartan actions are pending but currently stayed in New Jersey and Delaware, with the exception of a single-plaintiff case that was later refiled in a New Jersey state court in October 2022 and is in the very initial stages of discovery. State court ranitidine cases naming Teva are also pending in coordinated proceedings in California and Pennsylvania. Teva was dismissed from all ranitidine claims pending in Illinois based on preemption grounds, which plaintiffs have appealed for final judgments as to all remaining defendants. Teva was also dismissed on preliminary objections in Pennsylvania for plaintiffs whose cases are governed by Pennsylvania law, but further motion practice may continue. The litigation in Pennsylvania has effectively been stayed pending a decision on a motion filed by plaintiffs to recuse the presiding judge which was denied but certified for interlocutory appeal.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In addition to the valsartan and ranitidine MDLs and coordinated state court proceedings, Teva has been named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s and other generic manufacturers’ metformin products. The parties are now engaged in discovery related to the surviving metformin claims. Teva was recently named in a related proceeding pending in the same district brought by end payors also seeking economic damages on behalf of a purported class of end payors who purchased Teva’s and other generic manufacturers’ metformin products. This action was consolidated with the original proceeding for discovery and pretrial purposes only. Teva, along with the other defendants, have moved to dismiss the claims in this newly consolidated proceeding. Similar lawsuits are pending in Canada and Germany.
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
In December 2011, three groups of plaintiffs filed claims against Wyeth and Teva for alleged violations of the antitrust laws in connection with their November 2005 settlement of patent litigation involving extended-release venlafaxine (generic Effexor XR
®
). The cases were filed by a purported class of direct purchasers, a purported class of indirect purchasers and certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. On September 18, 2024, the district court lifted its stay of discovery and the case is now proceeding. On October 16, 2024, Teva and one group of plaintiffs (the “Indirect Purchaser Plaintiffs” or “IPPs”) announced that they have reached an agreement in principle to resolve the IPPs’ claims against Teva. The parties are in the process of documenting the proposed settlement, which will be subject to court approval. Annual sales of Effexor XR
®
were approximately $2.6 billion at the time of settlement and at the time Teva launched its generic version of Effexor XR
®
in July 2010.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In February 2012, two purported classes of direct-purchaser plaintiffs filed claims against GSK and Teva in the U.S. District Court for the District of New Jersey for alleged violations of the antitrust laws in connection with their February 2005 settlement of patent litigation involving lamotrigine (generic Lamictal
®
). The plaintiffs claimed that the settlement agreement unlawfully delayed generic entry and sought unspecified damages. During February 2023, a number of direct purchasers who were denied class certification filed suit as individual plaintiffs, which action was transferred to the U.S. District Court for the District of New Jersey. Discovery of the newly added individual plaintiffs is ongoing. Annual sales of Lamictal
®
were approximately $950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.
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
In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, alleging violations of state law and seeking restitution and civil penalties. The California state court case is temporarily stayed. Annual sales of Niaspan
®
were approximately $416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
In August 2019, certain direct-purchaser plaintiffs filed claims in federal court in Philadelphia against Teva and its affiliates alleging that the September 2006 patent litigation settlement relating to AndroGel
®
1% (testosterone gel) between Watson, from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”) violated antitrust laws. In September 2023, the plaintiffs voluntarily dismissed certain claims, and in September 2024, certain defendants, including the remaining Teva affiliates, and the plaintiffs agreed to settle the remaining claims. The litigation has been stayed pending finalization of the settlements. Annual sales of AndroGel
®
1% were approximately $350 million at the time of the earlier Watson/Solvay settlement and approximately $140 million at the time Actavis launched its generic version of AndroGel
®
1% in November 2015. A provision for this matter was previously included in the financial statements.
Between September 1, 2020 and December 20, 2020, plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated, and the district court granted the defendants’ motion to dismiss all claims with prejudice. The plaintiffs appealed the district court’s grant of defendants’ motion to dismiss, and on May 13, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal with prejudice and issued a mandate on June 4, 2024, formally ending the appeal. The plaintiffs’ period to file a petition for a writ of certiorari to the U.S. Supreme Court expired. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
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
In February 2021, the State of New Mexico filed a lawsuit against Teva and certain other defendants related to various medicines used to treat HIV (the “New Mexico litigation”). Between September 2021 and April 2022, several private plaintiffs including retailers and health insurance providers filed similar claims in various courts, which were all removed and/or consolidated into the U.S. District Court for the Northern District of California (the “California litigation”). As they relate to Teva, the lawsuits challenged settlement agreements Teva entered into with Gilead in 2013 and/or 2014 to resolve patent litigation relating to Teva’s generic versions of Viread
®
and/or Truvada
®
and Atripla
®
, although plaintiffs in the California litigation abandoned any claim for damages relating to the Viread
®
settlement. In May

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs in the California litigation and Teva recognized a provision for this matter based on such settlement. On June 30, 2023, the jury in the trial against the remaining plaintiffs in the California litigation issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims. On February 12, 2024, the court entered a judgment as to all claims against Teva in the California litigation and the plaintiffs have filed notices of appeal with the U.S. Court of Appeals for the Ninth Circuit, and the appeal is currently being briefed. In the New Mexico litigation, on June 27, 2024, Teva and the State of New Mexico finalized their settlement agreement, and the New Mexico court entered a consent judgment resolving the New Mexico litigation. Teva recognized a provision for the settlement with New Mexico. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.
In March 2021, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE. On October 10, 2022, the European Commission issued a Statement of Objections, which sets forth its preliminary allegations that Teva had engaged in anti-competitive practices. On October 31, 2024, the European Commission announced its final decision, alleging that Teva had abused a dominant position in certain European member states by (i) filing and withdrawing certain divisional patents, and (ii) raising concerns about competitors’ follow-on versions of COPAXONE. The decision, which Teva intends to appeal, also includes a fine of approximately $500 million (462.6 million euros). In accordance with Accounting Standards Codification 450 “Accounting for Contingencies,” Teva recognized a provision in its financial statements in the third quarter of 2024, based on management’s current best estimate of the outcome within a range of outcomes for the final resolution of this case. Teva intends to provide the European Commission a bank guarantee to cover at least a portion of the fine.
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
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK, Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an alleged anticompetitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva agreed to indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK (previously Actavis UK) and Auden Mckenzie appealed to the U.K. Competition Appeal Tribunal (the “Tribunal”) the CMA’s decisions that the prices of hydrocortisone were unfair and excessive and that the agreements amounted to infringements of the U.K.’s Competition Act as so-called pay-for-delay
arrangements. The hearing for the appeal concluded in the first quarter of 2023, with partial judgments handed down by the Tribunal on September 18, 2023 (judgment on unfair pricing), March 8, 2024 (judgments on pay-for-delay and due process) and April 29, 2024 (judgment on fines). The CMA appealed to the U.K. Court of Appeals on an expedited basis against certain elements of the pay-for-delay and due process judgments that it had lost, and on September 6, 2024, the U.K. Court of Appeal overturned the Tribunal’s judgment on due process and, as a result, the Tribunal will now consider and issue a further judgment on fines. Accord UK and Auden Mckenzie have requested permission to appeal to the U.K. Supreme Court and have submitted to the Tribunal additional applications for permission to appeal certain other issues relating to unfair pricing and fines. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.

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
Opt-Out
Action. The plaintiffs filed amended complaints on August 5, 2024, and the defendants’ filed motions to dismiss on October 7, 2024. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and NUVIGIL
®
(armodafinil) filed a complaint in the U.S. District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an ANDA to sell generic EpiPen
®
, which Teva launched in 2018, following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated federal antitrust laws, the RICO Act, and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in opposition to Teva’s motion to dismiss the amended complaint, in which plaintiffs limited their claims only to those relating to the alleged delay of generic NUVIGIL. On March 26, 2024, the court issued its decision, which granted Teva’s motion in part, dismissing plaintiffs’ RICO claims and certain state law claims, but denied Teva’s motion regarding plaintiffs’ antitrust claims. On April 26, 2024, Teva sought certification to seek an interlocutory appeal of the decision, which is still pending. Annual sales of NUVIGIL in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In May 2018, Teva received a civil investigative demand from the DOJ Civil Division pursuant to the federal False Claims Act, seeking documents and information produced since January 1, 2009 relevant to the Civil Division’s investigation concerning allegations that generic pharmaceutical manufacturers, including Teva, engaged in market allocation and/or price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted in violation of the False Claims Act. On October 10, 2024, Teva entered into a settlement agreement with the Civil Division to resolve these allegations. Teva will pay $25 million under the terms of the settlement – $10 million in the fourth quarter of 2024, and $15 million in 2025 – which includes no admission of wrongdoing. Teva has recognized a provision for the resolution of this matter.
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. On December 15, 2016, the civil action that was brought by the attorneys general of twenty states against Teva USA and several other companies asserting claims under federal antitrust law alleging price fixing of generic products in the United States was subsequently amended to include 49 states, as well as the District of Columbia and Puerto Rico as plaintiffs, and to add new allegations and state law claims against both Actavis and Teva. On May 10, 2019, most of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals, which was subsequently amended on November 1, 2019, alleging that Teva was at the center of a conspiracy in the generic pharmaceutical industry and asserting that Teva and others fixed prices, rigged bids, and allocated customers and market share with respect to certain products. On June 10, 2020, most of the same states, with the addition of the U.S. Virgin Islands, filed a third complaint in the U.S. District Court for the District of Connecticut naming, among other defendants, Actavis, in a similar complaint relating to dermatological generics products, and that complaint was later amended to, among other things, add California as a plaintiff.
In the various complaints described above, which also include claims against certain former employees of Actavis and Teva USA, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. All such complaints were transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). On May 7, 2021, the Pennsylvania MDL court chose the attorneys general’s third complaint filed on June 10, 2020, as subsequently amended, to serve as a bellwether complaint in the Pennsylvania MDL, along with certain complaints filed by private plaintiffs. On June 7, 2022, the Court dismissed the attorneys general’s claims for monetary relief under federal law, concluding that the federal statute under which the attorneys general brought suit authorizes injunctive relief only. However, the attorneys general have pending claims for monetary relief under state law. On February 27, 2023, the Court largely denied defendants’ motions to dismiss the federal claims asserted by the attorneys general in their bellwether complaint. Another motion to dismiss related to the state law claims asserted by the attorneys general in their bellwether complaint remains pending.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Beginning on March 2, 2016, and through July 2023, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently an
opt-out
complaint filed by nine direct-action plaintiffs on April 4, 2024. These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. The Pennsylvania MDL court scheduled potential bellwether trials for the putative classes of direct and indirect purchasers of two drugs for August 2024. From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis. One plaintiff, Aetna Inc., has filed a complaint, and the defendants have moved to place all of the cases filed in the Court of Common Pleas of Philadelphia County in deferred status, which motion remains pending. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL.
On January 31, 2024, the attorney generals’ motion to remand their three lawsuits to the District of Connecticut, where they were originally filed, was granted, and on March 18, 2024, the Third Circuit Court of Appeals denied defendants’ petition for writ of mandamus
. In April 2024, all three of the attorneys general’s lawsuits have been transferred back to the U.S. District Court for the District of Connecticut, which has adopted a schedule for summary judgment in the attorneys general’s third complaint pursuant to which multiple groups of motions will be filed during 2024 and 2025. Fact discovery in the first and second complaints is ongoing.
There is also one similar complaint brought in Canada, which is in its early stages and alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. In August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It was alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute, and the DOJ sought a maximum of over $1 billion in damages, which would automatically be trebled in the event of an adverse verdict, and Teva would also be subject to mandatory statutory penalties for each false claim, the amount of which (potentially billions of U.S. dollars in additional penalties, at the high end) would be determined by the court within a statutory range. On October 10, 2024, Teva entered into a settlement agreement with the DOJ to resolve these claims. Teva will pay $425 million over 6 years under the terms of the settlement – $19 million in the fourth quarter of 2024, $34 million in 2025, $49 million in each of 2026 and 2027, $99 million in 2028, and $175 million in 2029 – which includes no admission of wrongdoing. Teva has recognized a provision for the resolution of this case. Additionally, on January 8, 2021, Humana, Inc. (“Humana”) filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. In June 2023, Teva filed a joint motion to dismiss the amended complaint, together with co-defendant
Advanced Care Scripts, Inc., on the grounds that Humana lacks standing to assert RICO claims and the claims are time-barred and/or insufficiently pled, and that motion remains pending. On November 17, 2022, United Healthcare also filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint, and on February 29, 2024, United Healthcare filed an amended complaint. On August 16, 2024, several MSP Recovery-related entities filed a putative class action against Teva and others in the U.S. District Court for the District of Kansas based on the alleged conduct in the DOJ PAP Complaint.

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
On October 1, 2024, Teva received a civil investigative demand from the U.S. Attorney’s office in Boston, Massachusetts and the Civil Division of the Department of Justice requesting certain documents and information related to the manufacturing practices at its former manufacturing facility in Irvine, California, which Teva closed in 2022. Teva is cooperating with the request for documents and information.
Opioids Litigation
Since May 2014, more than 3,500 complaints have been filed by various governmental agencies and private plaintiffs in U.S. state and federal courts with respect to opioid sales and distribution against various Teva affiliates and several other pharmaceutical companies, the vast majority of which have been resolved. Cases brought by third party payers, both as individual cases and as class actions, remain. The majority of the remaining cases are consolidated in the multidistrict litigation in the Northern District of Ohio (the “MDL Opioid Proceeding”). These cases assert claims under similar provisions of different state laws and generally allege that the defendants engaged in improper marketing and distribution of Teva’s branded opioids, including ACTIQ
®
and FENTORA
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
In June 2023, Teva finalized and fully resolved its nationwide settlement agreement with the states and litigating subdivisions. Under the financial terms of the nationwide settlement agreement with the states and subdivisions, Teva will pay up to $4.25 billion (including the already settled cases), spread over 13 years. This total includes the supply of up to $1.2 billion of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 10 years or cash at 20% of the wholesale acquisition cost ($240 million) in lieu of product. In September 2024, Teva reached and finalized an agreement with the City of Baltimore to settle its opioid-related claims for a total of $80 million (of which $35 million will be paid by the end of 2024 and the remainder will be paid by July 1, 2025), averting a trial that was scheduled to begin on September 16, 2024.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

With its settlement with the City of Baltimore, Teva has settled with 100% of the U.S. states and litigating political subdivisions and the Native American tribes (the “Tribes”). Teva’s estimated cash payments between 2024 and 2028 for all opioids settlements are: $428 million payable in 2024 (of which $392 million was paid as of September 30, 2024), $423 million payable in 2025; $368 million payable in 2026; $374 million payable in 2027; and $390 million payable in 2028. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2028.
Various Teva affiliates, along with several other pharmaceutical companies, were named as defendants in opioids cases initiated by approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Specifically, the lawsuits brought by the hospitals allege that they have incurred financial harm from increased operating costs for treating patients whose underlying illnesses are purportedly exacerbated or complicated by opioid addiction. In September 2024, Teva and the representatives for acute care hospitals finalized the terms of a proposed settlement agreement. Under the financial terms of the proposed national settlement agreement, Teva will pay up to $126 million in cash, spread over 18 years, and supply up to $49 million of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 7 years. The proposed settlement agreement is contingent upon Teva’s satisfaction, in its sole discretion, with the level of participation by acute care hospitals and health care systems in the proposed settlement agreement.
In light of the nationwide settlement agreement between Teva and the States’ Attorneys General and their subdivisions, Teva’s indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements reached with Louisiana, Texas, Rhode Island, Florida, San Francisco, West Virginia, New York, the Tribes, Nevada and the City of Baltimore, the agreement in principle with the hospitals discussed above, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has recorded a provision. The provision is a reasonable estimate of the ultimate costs for Teva’s opioids settlements, after discounting payments to their net present value. Opioid-related lawsuits brought against Teva by dozens of third-party payers, such as unions and welfare funds, remain pending. A reasonable upper end of a range of loss cannot be determined for the entirety of the remaining opioid-related cases. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
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
claims, and one
opt-out
case remains outstanding. Teva also reached a settlement with shareholders who filed class actions in Israel with similar allegations to those raised in the Ontario Teachers Securities Litigation, which was approved by the court in Israel in November 2023.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On August 2, 2022, the court stayed all proceedings other than class certification proceedings pending the resolution of the DOJ PAP Complaint. On November 3, 2023, the court granted plaintiff’s motion for class certification. On November 17, 2023, Teva filed a petition with the Third Circuit Court of Appeals for leave to appeal the class certification ruling, which was denied on May 16, 2024. On August 30, 2024, the court lifted the stay. A motion to approve a securities class action was also filed in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Motions to approve derivative actions seeking monetary damages against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness, as well as motions for document disclosure prior to initiating derivative actions. Motions were filed with respect to several U.S. and EU settlement agreements, opioids, allegations related to the DOJ’s complaint regarding the COPAXONE patient assistance program in the U.S., and with respect to the European Commission’s investigation relating to COPAXONE. In May 2024, Teva settled the derivative action related to the opioids litigation, and on September 16, 2024, the settlement received final approval from the Tel Aviv District Court.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 – Income taxes:
In the third quarter of 2024, Teva recognized a tax expense of $69 million, on a pre-tax
loss
 of $324 million. In the third quarter of 2023, Teva recognized a tax benefit of $12 million, on a pre-tax

income
 of $64
million. Teva’s tax rate for the third quarter of 2024 was mainly impacted by impairment charges with no corresponding tax effects, an adjustment to the Company’s corporate tax rate in Israel on losses related to non-qualified
tax incentive activities in Israel, legal expenses with no corresponding tax effect related to the fine issued by the European Commission in connection with its antitrust investigation into COPAXONE, and recording of valuation allowance with respect to certain carry over credits outside of Israel. Teva’s tax rate for the third quarter for 2023 was mainly affected by deferred tax benefits resulting from intellectual property related integration plans, which have been adopted, among others, in an effort of addressing the global adoption of the Organization for Economic
Co-operation
and Development (OECD) Pillar Two minimum effective corporate tax. The pre-tax
loss in the third quarter of 2023 was revised as discussed in note 1c.
In the first nine months of 2024, Teva recognized a tax expense of $648 million, on a pre-tax
loss of $1,037 million. In the first nine months of 2023, Teva recognized a tax benefit of $48 million, on a pre-tax
loss of $1,131
million. Teva’s tax rate for the first nine months of 2024 was mainly impacted by a settlement agreement with the Israeli Tax Authorities (“ITA”) as discussed below, impairment charges with no corresponding tax effects, deferred tax benefits resulting from intellectual property related integration plans, an adjustment to the Company’s corporate tax rate in Israel on losses related to non-qualified
tax incentives activities in Israel, legal expenses with no corresponding tax effect related to the fine issued by the European Commission in connection with its antitrust investigation into COPAXONE, and recording of valuation allowance with respect to certain carry over credits outside of Israel. Teva’s tax rate for the first nine months of 2023 was mainly affected by deferred tax benefits from intellectual property related integration plans, impairments, legal settlements, and interest expense disallowances. The pre-tax
loss in the first nine months of 2023 was revised as discussed in note 1c.
The statutory Israeli corporate tax rate is 23% in 2024. Teva’s global tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits, as well as infrequent or non-recurring
items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. A trial for this case is currently ongoing. A final and binding decision against Teva in this case may lead to a charge of $125 million.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets (1)	$(80)	$1	$589	$21
Contingent consideration (2)	34	27	305	140
Restructuring	21	27	52	93
Other	1	2	(16)	21

Total	$(23)	$57	$931	$276

(1)	Including impairments related to exit and disposal activities.
(2)	The contingent consideration presented in the tables above for the three and nine months ended September 30, 2023 have been revised as discussed in note 1c.
Impairments
In the three months ended September 30, 2024, Teva recorded an income of

$
80

million under impairments of tangible assets, compared to an expense of
$
1

million
in the three months ended September 30, 2023.
The income for the three months ended September 30, 2024 was mainly related to a favorable adjustment to the changes of the expected loss from reclassification of currency translation adjustments, partially offset by an additional impairment due to fair value update in connection with the classification of the business venture in Japan as held for sale. See note 2.
Impairments of tangible assets for the nine months ended September 30, 2024 and 2023 were $589 million and $21 million, respectively. The impairment for the nine months ended September 30, 2024 was mainly related to the classification of the business venture in Japan as held for sale (see note 2). The impairments for the nine months ended September 30, 2023 were mainly related to certain assets in the U.S. and Europe.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its ongoing network consolidation activities and its “Pivot to Growth Strategy”.
Contingent consideration
In the three months ended September 30, 2024, Teva recorded an expense of $34 million for contingent consideration, compared to an expense of $27 million in the three months ended September 30, 2023.
The expenses in the three months ended September 30, 2024 were mainly due to the effect of the passage of time on the net present value of the discounted payments. The expenses in the three months ended September 30, 2023 were mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. The expense in the three months ended September 30, 2023 was revised as discussed in note 1c.
In the nine months ended September 30, 2024, Teva recorded an expense of $305 million for contingent consideration, compared to an expense of $140 million in the nine months ended September 30, 2023. The expenses in the first nine months of 2024 and 2023 were mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. The expense in the first nine months of 2023 was revised as discussed in note 1c.
Restructuring
In the three months ended September 30, 2024, Teva recorded $21 million of restructuring expenses, compared to $27 million in the three months ended September 30, 2023. Expenses for the three months ended September 30, 2024 and 2023 were primarily related to network consolidation activities.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In the nine months ended September 30, 2024, Teva recorded $52 million of restructuring expenses, compared to $93 million in the nine months ended September 30, 2023. The expenses for the nine months ended September 30, 2024 and 2023 were primarily related to network consolidation activities.
The following tables provide the components of the Company’s restructuring costs:

	Three months ended September 30,
	2024	2023
	(U.S. $ in millions)
Restructuring
Employee termination	$13	$16
Other	8	12

Total	$21	$27

	Nine months ended September 30,
	2024	2023
	(U.S. $ in millions)
Restructuring
Employee termination	$33	$40
Other	19	53

Total	$52	$93

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2024	$(75)	$(7)	$(82)
Provision	(33)	(19)	(52)
Utilization and other*	52	12	64

Balance as of September 30, 2024	$(56)	$(14)	$(70)

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2023	$(112)	$(7)	$(119)
Provision	(40)	(53)	(93)
Utilization and other*	77	53	130

Balance as of September 30, 2023	$(75)	$(7)	$(82)

*	Includes adjustments for foreign currency translation.

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
In computing diluted loss per share for the three months ended September 30, 2024, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
In computing diluted earnings per share for the three months ended September 30, 2023, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the nine months ended September 30, 2024 and 2023, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended September 30, 2024 and 2023 were 1,133 million shares and 1,135 million shares, respectively.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the nine months ended September 30, 2024 and 2023 were 1,130 million shares and 1,119 million shares, respectively.
Basic and diluted
loss
 per share w
as
 $0.39 for the three months ended September 30, 2024, compared to basic and diluted earnings per share of $0.06 for the three months ended September 30, 2023. Basic and diluted earnings per share for the three months ended September 30, 2023 w ere
 revised as discussed in note 1c.
Basic and diluted loss per share was $1.26 for the nine months ended September 30, 2024, compared to basic and diluted loss per share of $0.91 for the nine months ended September 30, 2023. Basic and diluted loss per share for the nine months ended September 30, 2023 w ere
 revised as discussed in note 1c.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2023, net of taxes	$(2,384)	$(266)	$(46)	$(2,697)

Other comprehensive income (loss) before reclassifications	(84)	—	1	(83)
Amounts reclassified to the statements of income	—	21	(3)	18

Net other comprehensive income (loss) before tax	(84)	21	(2)	(65)

Corresponding income tax	(7)	—	—	(7)

Net other comprehensive income (loss) after tax*	(91)	21	(2)	(72)

Balance as of September 30, 2024, net of taxes	$(2,475)	$(245)	$(48)	$(2,769)

*	Amounts do not include a $6 million loss from foreign currency translation adjustments attributable to non-controlling interests.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2022, net of taxes	$(2,514)	$(295)	$(28)	$(2,838)

Other comprehensive income (loss) before reclassifications	(39)	(5)	—	(44)
Amounts reclassified to the statements of income	—	24	(2)	22

Net other comprehensive income (loss) before tax	(39)	19	(2)	(22)

Corresponding income tax	(50)	—	—	(50)

Net other comprehensive income (loss) after tax*	(89)	19	(2)	(72)

Balance as of September 30, 2023, net of taxes	$(2,603)	$(276)	$(30)	$(2,910)

*	Amounts do not include a $84 million loss from foreign currency translation adjustments attributable to non-controlling interests.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15 – Segments:
Teva operates its business and reports its financial results in three segments
:
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

a.	Segment information:

	Three months ended September 30,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,225	$1,265	$613
Gross profit	1,265	698	306
R&D expenses	151	55	27
S&M expenses	259	203	134
G&A expenses	107	67	36
Other loss ( income )	§	1	§

Segment profit	$748	$373	$109

§	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended September 30,
	2023
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,896	$1,146	$591
Gross profit	1,060	648	293
R&D expenses	156	62	30
S&M expenses	243	184	116
G&A expenses	93	66	33
Other loss ( income )	(2)	§	(2)

Segment profit	$571	$338	$117

§	Represents an amount less than $0.5 million.

	Nine months ended September 30,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$6,060	$3,749	$1,802
Gross profit	3,291	2,113	889
R&D expenses	475	173	85
S&M expenses	789	605	397
G&A expenses	300	197	109
Other loss ( income )	(1)	1	(1)

Segment profit	$1,727	$1,137	$299

	Nine months ended September 30,
	2023
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$5,465	$3,493	$1,750
Gross profit	2,866	1,943	861
R&D expenses	460	168	81
S&M expenses	700	565	353
G&A expenses	289	196	105
Other loss ( income )	(3)	(2)	(34)

Segment profit	$1,421	$1,017	$356

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2024 and 2023
:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(U.S. $ in millions)		(U.S. $ in millions)
United States profit	$748	$571	$1,727	$1,421
Europe profit	373	338	1,137	1,017
International Markets profit	109	117	299	356

Total reportable segments profit	1,230	1,025	3,163	2,794
Profit (loss) of other activities	(16)	(5)	(1)	22

Total segments profit	1,214	1,020	3,162	2,816
Amounts not allocated to segments:
Amortization	146	145	444	471
Other assets impairments, restructuring and other items*	(23)	57	931	276
Goodwill impairment	600	—	1,000	700
Intangible assets impairments	28	47	169	289
Legal settlements and loss contingencies	450	314	638	1,009
Other unallocated amounts	64	112	254	394

Consolidated operating income (loss) *	(51)	344	(274)	(323)

Financial expenses, net	272	280	763	808

Consolidated income (loss) before income taxes *	$(324)	$64	$(1,037)	$(1,131)

*	The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements. For additional information see note 1c.
b. Segment revenues by major products and activities:
The following tables
present
revenues by major products and activities for the three and nine months ended September 30, 2024 and 2023:

United States	Three months ended September 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$1,094	$839
AJOVY ®	58	56
AUSTEDO	435	339
BENDEKA ® and TREANDA ®	40	56
COPAXONE	69	98
UZEDY	35	2
Anda	380	367
Other	115	140

Total	$2,225	$1,896

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

United States	Nine months ended September 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$2,924	$2,471
AJOVY	144	154
AUSTEDO	1,124	817
BENDEKA and TREANDA	127	185
COPAXONE	179	224
UZEDY	75	14
Anda	1,134	1,183
Other	352	417

Total	$6,060	$5,465

Europe	Three months ended September 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$973	$886
AJOVY	56	41
COPAXONE	53	55
Respiratory products	60	61
Other*	124	104

Total	$1,265	$1,146

*	Other revenues in the third quarter of 2024 include the sale of certain product rights.

Europe	Nine months ended September 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$2,947	$2,727
AJOVY	158	115
COPAXONE	163	174
Respiratory products	183	195
Other*	299	282

Total	$3,749	$3,493

*	Other revenues in the first nine months of 2024 include the sale of certain product rights.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

International markets	Three months ended September 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$477	$470
AJOVY	24	18
COPAXONE	13	16
Other*	99	87

Total	$613	$591

*	Other revenues in the third quarter of 2024 include the sale of certain product rights.

International markets	Nine months ended September 30,
	2024	2023
	(U.S. $ in millions)
Generic products	$1,440	$1,425
AJOVY	63	45
COPAXONE	38	50
Other*	261	229

Total	$1,802	$1,750

*	Other revenues in the first nine months of 2024 include the sale of certain product rights.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value
measurement
:
Financial items carried at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are classified in the tables below in one of the three categories of fair value levels:

	September 30, 2024
	Level 1	Level 2	Level 3		Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,822	$—		$—	$1,822
Cash, deposits and other	1,497	—		—	1,497
Investment in securities:
Equity securities	13	—		—	13
Other	3	—		—	3
Derivatives:
Asset derivatives :
Options and forward contracts	—	32		—	32
Liability derivatives :
Options and forward contracts	—	(33)		—	(33)
Bifurcated embedded derivatives	—	—	§		—
Contingent consideration*	—	—		(552)	(552)

Total	$3,335	$(1)		$(552)	$2,782

	December 31, 2023
	Level 1	Level 2	Level 3		Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,704	$—		$—	$1,704
Cash, deposits and other	1,522	—		—	1,522
Investment in securities:
Investment in convertible bond security				40	40
Equity securities	7	—		—	7
Other	1	—		—	1
Restricted cash	1	—		—	1
Derivatives:
Asset derivatives :
Options and forward contracts	—	38		—	38
Cross-currency interest rate swap		8			8
Liability derivatives :
Options and forward contracts	—	(39)		—	(39)
Bifurcated embedded derivatives	—	—	§		—
Contingent consideration*	$—	—		(517)	(517)

Total	3,235	$7		$(477)	$2,765

§	Represents an amount less than $ 0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

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
The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	(U.S. $ in millions)
Fair value at the beginning of the period		$(477)		(250)
Investment in convertible bond**		—		25
Conversion option**		—		15
Redemption of convertible bond security**		(40)		—
Bifurcated embedded derivatives	§		§
Adjustments to provisions for contingent consideration:
Allergan transaction*		(267)		(111)
Eagle transaction		(37)		(35)
Novetide transaction		(1)		2
Settlement of contingent consideration:
Allergan transaction		227		132
Eagle transaction		41		61
Novetide transaction		2		2

Fair value at the end of the period		$(552)		$(159)

§	Represents an amount less than $0.5 million.
*
The financial data presented in the tables above with respect to adjustments to provisions for contingent consideration related to Allergan for the nine months ended September 30, 2023 have been revised as discussed in note 1c.

**
On September 29, 2023, Teva purchased $40 million of subordinated convertible bonds of Alvotech. On June 26, 2024, Alvotech announced its intention to exercise its redemption rights and redeemed the convertible bonds, which were paid to Teva in July 2024 (see note 2).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	September 30, 2024	December 31, 2023
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$16,129	$17,214
Senior notes and convertible senior debentures included under short-term debt	2,572	1,651

Total	$18,701	$18,865

*	The fair value was estimated based on quoted market prices .

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a global pharmaceutical leader, harnessing our generics expertise and stepping up innovation to continue the momentum behind the discovery, delivery, and expanded development of modern medicine.

We operate worldwide, with headquarters in Israel and a significant presence in the United States, Europe and many other markets around the world. Today, our global network of capabilities enables our approximately 37,000 employees across 58 markets to push the boundaries of scientific innovation and deliver quality medicines to help improve health outcomes of millions of patients every day.

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

Macroeconomic and Geopolitical Environment

In recent years, the global economy has been impacted by fluctuating foreign exchange rates. In the third quarter of 2024, approximately 45% of our revenues were denominated in currencies other than the U.S. dollar and we manufacture our products largely outside of the United States. Fluctuations in the U.S. dollar versus other currencies in which we operate may materially impact our revenues, results of operations, profits and cash flows. Additionally, high levels of inflation have recently resulted in significant economic volatility and monetary tightening by central banks through higher interest rates. Global economy has also been impacted by geopolitical tensions which have resulted in disruptions to global supply chains, including our internal supply chain. In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts, which as of the date of this Quarterly Report on Form 10-Q is ongoing. Our global headquarters as well as several of our manufacturing and R&D facilities are located in Israel and, while operations there currently remain largely unaffected, the impact of this war on our operations may increase, which could be material, as a result of the continuation, escalation or expansion of this war. In light of the above, supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. We have implemented certain measures in response to such events and are continually considering various initiatives, including price adjustments where we are not restricted contractually or regulatorily, enhanced inventory management, alternative sourcing strategies for our raw material supply and backup production plans for key products, to allow us to partially mitigate and offset the impact of these macroeconomic and geopolitical factors. However, although inflationary and other macroeconomic pressures may or have eased, the higher costs we have experienced during recent periods have already impacted our operations and will likely continue to have an effect on our financial results.

Highlights

Significant highlights in the third quarter of 2024 included1:

•

Revenues in the third quarter of 2024 were $4,332 million, an increase of 13% in U.S. dollars, or 15% in local currency terms, compared to the third quarter of 2023. This increase was mainly due to higher revenues from generic products in all our segments, from AUSTEDO in our United States segment, as well as from the sale of product rights in our Europe and International Markets segments.

•

Our United States segment generated revenues of $2,225 million and segment profit of $748 million in the third quarter of 2024. Revenues increased by 17% and segment profit increased by 31% compared to the third quarter of 2023.

•

Our Europe segment generated revenues of $1,265 million and segment profit of $373 million in the third quarter of 2024. Revenues increased by 10% in U.S. dollars, or 11% in local currency terms, compared to the third quarter of 2023. Segment profit increased by 10% compared to the third quarter of 2023.

•

Our International Markets segment generated revenues of $613 million and segment profit of $109 million in the third quarter of 2024. Revenues increased by 4% in U.S. dollars, or 18% in local currency terms, compared to the third quarter of 2023. Segment profit decreased by 7% compared to the third quarter of 2023.

•	Our revenues from other activities in the third quarter of 2024 were $229 million, an increase of 6% in U.S. dollars, or 5% local currency terms, compared to the third quarter of 2023.

•

Exchange rate movements during the third quarter of 2024, including hedging effects, negatively impacted overall revenues by $88 million and operating loss by $57 million, compared to the third quarter of 2023.

•	Gross profit margin was 49.6% in the third quarter of 2024, compared to 48.1% in the third quarter of 2023.

•	R&D expenses, net in the third quarter of 2024 were $240 million, a decrease of 5% compared to $253 million in the third quarter of 2023.

•	We recorded a goodwill impairment charge of $600 million in the third quarter of 2024, related to our Teva API reporting unit. See note 6 to our consolidated financial statements.

•

We recorded legal settlements and loss contingencies of $450 million in the third quarter of 2024, compared to $314 million in the third quarter of 2023. See note 9 to our consolidated financial statements.

•	Operating loss was $51 million in the third quarter of 2024, compared to an operating income of $344 million in the third quarter of 2023.

•

In the third quarter of 2024, we recognized a tax expense of $69 million, on a pre-tax loss of $324 million. In the third quarter of 2023, we recognized a tax benefit of $12 million, on a pre-tax income of $64 million. See note 11 to our consolidated financial statements.

•

As of September 30, 2024, our debt was $18,980 million, compared to $19,833 million as of December 31, 2023. In October 2024, we repaid at maturity $685 million of our 1.13% senior notes due in 2024. See note 7 to our consolidated financial statements.

•

Cash flow generated from operating activities during the third quarter of 2024 was $693 million, compared to $5 million of cash flow generated from operating activities in the third quarter of 2023. The higher cash flow generated from operating activities in the third quarter of 2024, resulted mainly from higher profit in our United States segment, as well as from changes in working capital items, including a positive impact from accounts receivables, net of SR&A, as well as from accounts payables and inventory levels, partially offset by higher legal payments during the third quarter of 2024.

[1]

The data included in the Highlights section with respect operating income (loss), income taxes for the prior period have been revised to reflect a revision in relation to a contingent consideration and related expenses in the consolidated financial statements. For additional information, see note 1c to our consolidated financial statements.

•

During the third quarter of 2024, we generated free cash flow of $922 million, which we define as comprising $693 million in cash flow generated from operating activities, $339 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $38 million in divestitures of businesses and other assets, partially offset by $148 million in cash used for capital investment. During the third quarter of 2023, we generated free cash flow of $229 million. The increase in the third quarter of 2024, resulted mainly from higher cash flow generated from operating activities.

Results of Operations

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,225	100%	$1,896	100%
Gross profit	1,265	56.9%	1,060	55.9%
R&D expenses	151	6.8%	156	8.2%
S&M expenses	259	11.6%	243	12.8%
G&A expenses	107	4.8%	93	4.9%
Other loss (income)	§	§	(2)	§

Segment profit*	$748	33.6%	$571	30.1%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

United States Revenues

As part of a recent shift in executive management responsibilities and in line with our Pivot to Growth strategy, commencing January 1, 2024, Canada is reported as part of our International Markets segment. Prior period amounts were recast to reflect this change. See note 15 to our consolidated financial statements.

Revenues from our United States segment in the third quarter of 2024 were $2,225 million, an increase of $329 million, or 17%, compared to the third quarter of 2023. This increase was mainly due to higher revenues from generic products, AUSTEDO and UZEDY, partially offset by lower revenues from certain innovative products, primarily COPAXONE and BENDEKA and TREANDA.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$1,094	$839	30%
AJOVY	58	56	4%
AUSTEDO	435	339	28%
BENDEKA and TREANDA	40	56	(28%)
COPAXONE	69	98	(30%)
UZEDY	35	2	N/A
Anda	380	367	3%
Other	115	140	(18%)

Total	$2,225	$1,896	17%

Generic products revenues in our United States segment (including biosimilars) in the third quarter of 2024 were $1,094 million, an increase of 30% compared to the third quarter of 2023, the majority of which is driven by higher revenues from lenalidomide capsules (the generic version of Revlimid®), and the remaining, primarily by the launch of liraglutide injection 1.8mg (an authorized generic of Victoza®) and higher revenues from epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®).

Among the most significant generic products we sold in the United States in the third quarter of 2024 were lenalidomide capsules (the generic version of Revlimid®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®), Truxima® (the biosimilar to Rituxan®) and liraglutide 1.8 mg injection (an authorized generic of Victoza®). In the third quarter of 2024, our total prescriptions were approximately 292 million (based on trailing twelve months), representing 7.6% of total U.S. generic prescriptions, compared to approximately 320 million (based on trailing twelve months), representing 8.4% of total U.S. generic prescriptions in the third quarter of 2023, all according to IQVIA data.

On October 1, 2024, Teva launched octreotide acetate for injectable suspension, the first generic version of Sandostatin® LAR Depot. Octreotide acetate for injectable suspension is indicated for the treatment of acromegaly and severe diarrhea associated with carcinoid syndrome, and is available to patients in the U.S.

AJOVY revenues in our United States segment in the third quarter of 2024 were $58 million, an increase of 4% compared to the third quarter of 2023, mainly due to growth in volume. In the third quarter of 2024, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 29.1% compared to 24.9% in the third quarter of 2023.

AJOVY is indicated for the preventive treatment of migraine in adults, and was launched in the U.S. in 2018. AJOVY is the only anti-CGRP subcutaneous product indicated for quarterly treatment.

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

AUSTEDO revenues in our United States segment in the third quarter of 2024 increased by 28%, to $435 million, compared to $339 million in the third quarter of 2023, mainly due to growth in volume and expanded access for patients.

AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington disease and for the treatment of tardive dyskinesia in adults.

AUSTEDO is protected in the United States by 14 Orange Book patents expiring between 2031 and 2038. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On July 1, 2021, we filed claims against two generic ANDA filers, Aurobindo and Lupin, in the U.S. District Court for the District of New Jersey. In addition, Apotex filed a petition for IPR by the PTAB of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. On April 29, 2022 and June 8, 2022, we reached agreements with Lupin and Aurobindo, respectively, to sell their generic products beginning in April 2033, or earlier under certain circumstances. There are no further patent litigations pending regarding AUSTEDO.

AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023, in three doses of 6, 12 and 24 mg, and became commercially available in the U.S. in May 2023. In May 2024, the FDA approved AUSTEDO XR as a one pill, once-daily treatment option in doses of 30, 36, 42, and 48 mg. In July 2024, the FDA approved the 18 mg dosage for AUSTEDO XR making it a one pill, once-daily option for all available doses. AUSTEDO XR is a once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, which is additional to the currently marketed twice-daily AUSTEDO. AUSTEDO XR is protected by 11 Orange Book patents expiring between 2031 and 2041.

UZEDY (risperidone) extended-release injectable suspension revenues in our United States segment in the third quarter of 2024 were $35 million. UZEDY was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is a subcutaneous, long-acting formulation of risperidone that controls the steady release of risperidone. UZEDY is protected by nine Orange Book patents expiring between 2025 and 2033. We are moving forward with plans to launch UZEDY in other countries around the world. UZEDY faces competition from multiple other products.

BENDEKA and TREANDA combined revenues in our United States segment in the third quarter of 2024 were $40 million, a decrease of 28% compared to the third quarter of 2023, mainly due to competition from alternative therapies, as well as the entry of generic bendamustine products into the market. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022.

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

COPAXONE revenues in our United States segment in the third quarter of 2024 were $69 million, a decrease of 30% compared to the third quarter of 2023, mainly due to market share erosion and competition.

The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral treatments for MS, such as Tecfidera®, Gilenya® and Aubagio®, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus® and Kesimpta®.

Anda revenues from third-party products in our United States segment in the third quarter of 2024 increased by 3% to $380 million, compared to $367 million in the third quarter of 2023, mainly due to higher volumes. Anda, our distribution business in the United States, distributes generic and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Product Launches and Pipeline

In the third quarter of 2024, we launched the generic version of the following branded products in the United States:

Product Name	Brand Name		Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Paclitaxel Protein-Bound Particles for Injectable Suspension (albumin-bound)	Abraxane	®	July	$809
Lisdexamfetamine Dimesylate Chewable Tablets CII - USA	Vyvanse	®	September	$200
Mesalamine Delayed-Release Tablets, USP	N/A		August	$167
Naloxone Hydrochloride Nasal Spray (OTC)	Narcan	®	September	$66	**
Metoclopramide Injection, USP	N/A		September	$12
Sulfamethoxazole and Trimethoprim Injection, USP in the PREMIERProRx®* Label	N/A		August	$1

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Represents estimated sales based on OTC sales reported through IQVIA.

As of September 30, 2024, our generic products pipeline in the United States includes 125 product applications awaiting FDA approval, including 62 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended June 30, 2024 of approximately $119 billion, according to IQVIA. Approximately 79% of pending applications include a paragraph IV patent challenge, and we believe we are first-to-file with respect to 55 of these products, or 85 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $79 billion in U.S. brand sales for the twelve months ended June 30, 2024, according to IQVIA.

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

In the third quarter of 2024, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses, or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name		Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Palbociclib Capsules	Ibrance	®	$504
Binimetinib Tablets, 15 mg	Mektovi	®	$176

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States Gross Profit

Gross profit from our United States segment in the third quarter of 2024 was $1,265 million, an increase of 19%, compared to $1,060 million in the third quarter of 2023.

Gross profit margin for our United States segment in the third quarter of 2024 increased to 56.9%, compared to 55.9% in the third quarter of 2023. This increase was mainly due to a favorable mix of products primarily driven by higher revenues from lenalidomide capsules (the generic version of Revlimid®) and AUSTEDO.

United States R&D Expenses

R&D expenses relating to our United States segment in the third quarter of 2024 were $151 million, a decrease of 3%, compared to $156 million in the third quarter of 2023.

For a description of our R&D expenses in the third quarter of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the third quarter of 2024 were $259 million, an increase of 6%, compared to $243 million in the third quarter of 2023. This increase was mainly due to promotional activities related to AUSTEDO, primarily the direct-to-consumer advertising campaign and our patient support programs.

United States G&A Expenses

G&A expenses relating to our United States segment in the third quarter of 2024 were $107 million, an increase of 16% compared to $93 million in the third quarter of 2023.

United States Profit

Profit from our United States segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our United States segment in the third quarter of 2024 was $748 million, an increase of 31% compared to $571 million in the third quarter of 2023. This increase was mainly due to higher gross profit, partially offset by higher S&M and G&A expenses, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,265	100%	$1,146	100%
Gross profit	698	55.2%	648	56.6%
R&D expenses	55	4.3%	62	5.4%
S&M expenses	203	16.0%	184	16.0%
G&A expenses	67	5.3%	66	5.7%
Other loss (income)	1	§	§	§

Segment profit*	$373	29.5%	$338	29.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the third quarter of 2024 were $1,265 million, an increase of 10%, or $119 million, compared to the third quarter of 2023. In local currency terms, revenues increased by 11% compared to the third quarter of 2023, mainly due to higher revenues from generic and OTC products as well as AJOVY. Our higher revenues in the third quarter of 2024 were also partly driven by the sale of certain product rights.

In the third quarter of 2024, revenues were negatively impacted by exchange rate fluctuations of $6 million, net of hedging effects, compared to the third quarter of 2023. Revenues in the third quarter of 2024, included $10 million from a negative hedging impact, which is included in “Other” in the table below. Revenues in the third quarter of 2023 included $15 million from a positive hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$973	$886	10%
AJOVY	56	41	37%
COPAXONE	53	55	(5%)
Respiratory products	60	61	(1%)
Other*	124	104	19%

Total	$1,265	$1,146	10%

*	Other revenues in the third quarter of 2024 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the third quarter of 2024, were $973 million, an increase of 10% compared to the third quarter of 2023. In local currency terms, revenues increased by 8%, mainly due to price increases as a result of market conditions such as inflationary pressures in certain markets, as well as higher revenues from recently launched products.

AJOVY revenues in our Europe segment in the third quarter of 2024 increased by 37% to $56 million, compared to $41 million in the third quarter of 2023. In local currency terms revenues increased by 36% due to growth in volume.

For information about AJOVY patent protection, see “—United States Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the third quarter of 2024 were $53 million, a decrease of 5% in both U.S. dollars and local currency terms, compared to the third quarter of 2023, due to price reductions and a decline in volume resulting from availability of alternative therapies and competing glatiramer acetate products.

In certain countries, Teva remains in litigation against generic companies regarding COPAXONE.

Respiratory products revenues in our Europe segment in the third quarter of 2024 were $60 million, a decrease of 1% compared to the third quarter of 2023. In local currency terms, revenues decreased by 3% compared to the third quarter of 2023, mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of September 30, 2024, our generic products pipeline in Europe included 412 generic approvals relating to 53 compounds in 108 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,508 marketing authorization applications are pending approval in 37 European countries, relating to 94 compounds in 215 formulations. Two applications are pending with the EMA relating to seven strengths in 30 markets.

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe Gross Profit

Gross profit from our Europe segment in the third quarter of 2024 was $698 million, an increase of 8% compared to $648 million in the third quarter of 2023.

Gross profit margin for our Europe segment in the third quarter of 2024 decreased to 55.2%, compared to 56.6% in the third quarter of 2023. This decrease was mainly due to a negative exchange rate impact from hedging activities.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the third quarter of 2024 were $55 million, a decrease of 11% compared to $62 million in the third quarter of 2023.

For a description of our R&D expenses in the third quarter of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the third quarter of 2024 were $203 million, an increase of 10% compared to $184 million in the third quarter of 2023. This increase was mainly to support revenue growth in generic products and AJOVY.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the third quarter of 2024 were $67 million, an increase of 2% compared to $66 million in the third quarter of 2023.

Europe Profit

Profit from our Europe segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the third quarter of 2024 was $373 million, an increase of 10%, compared to $338 million in the third quarter of 2023. This increase was mainly due to higher gross profit resulting mainly from proceeds from the sale of certain product rights, partially offset by S&M expenses.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$613	100%	$591	100%
Gross profit	306	49.9%	293	49.6%
R&D expenses	27	4.4%	30	5.1%
S&M expenses	134	21.9%	116	19.6%
G&A expenses	36	5.8%	33	5.5%
Other loss (income)	§	§	(2)	§

Segment profit*	$109	17.8%	$117	19.7%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

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

In February 2022, Russia launched an invasion of Ukraine. As of the date of this Quarterly Report on Form 10-Q, sustained conflict and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results and we have no manufacturing or R&D facilities in these markets. During the three months ended September 30, 2024, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, in the nine months ended September 30, 2024 we partially hedged our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of the third quarter of 2024, we hedge a small part of our projected net revenues in Russian ruble for 2024. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in the third quarter of 2024 were $613 million, an increase of 4% compared to the third quarter of 2023. In local currency terms, revenues increased by 18% compared to the third quarter of 2023, mainly due to higher revenues from generic products in most markets, partially offset by regulatory price reductions and generic competition to off-patented products in Japan. Our higher revenues in the third quarter of 2024 were also partly driven by the sale of certain product rights.

In the third quarter of 2024, revenues were negatively impacted by exchange rate fluctuations of $84 million, including hedging effects, compared to the third quarter of 2023. Revenues in the third quarter of 2024 included $1 million from a positive hedging impact, compared to a positive hedging impact of $7 million in the third quarter of 2023, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Percentage Change
	2024	2023	2024-2023
	(U.S. $ in millions)
Generic products	$477	$470	1%
AJOVY	24	18	35%
COPAXONE	13	16	(18%)
Other*	99	87	14%

Total	$613	$591	4%

*	Other revenues in the third quarter of 2024 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our International Markets segment were $477 million in the third quarter of 2024, an increase of 1% compared to the third quarter of 2023. In local currency terms, revenues increased by 13% compared to the third quarter of 2023, mainly due to higher revenues in most markets, largely driven by price increases as a result of higher costs due to inflationary pressure in certain markets and higher volumes, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

AJOVY was launched in certain markets in our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. AJOVY revenues in our International Markets segment in the third quarter of 2024 were $24 million, compared to $18 million in the third quarter of 2023, due to growth in existing markets in which AJOVY was launched.

COPAXONE revenues in our International Markets segment in the third quarter of 2024 were $13 million compared to $16 million in the third quarter of 2023.

AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China. We continue with additional submissions in various other markets.

International Markets Gross Profit

Gross profit from our International Markets segment in the third quarter of 2024 was $306 million, an increase of 4% compared to $293 million in the third quarter of 2023.

Gross profit margin for our International Markets segment in the third quarter of 2024 increased to 49.9%, compared to 49.6% in the third quarter of 2023. This increase was mainly due to price increases largely as a result of inflationary pressures in certain markets, the sale of certain product rights and a favorable mix of products, partially offset by regulatory price reductions and generic competition to off-patented products in Japan, as well as higher costs due to inflationary and other macroeconomic pressures.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the third quarter of 2024 were $27 million, a decrease of 11% compared to the third quarter of 2023.

For a description of our R&D expenses in the third quarter of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the third quarter of 2024 were $134 million, an increase of 16% compared to the third quarter of 2023, mainly to support revenue growth including through our strategic partnership in China for AUSTEDO.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the third quarter of 2024 were $36 million, an increase of 10% compared to the third quarter of 2023.

International Markets Other Income

Other income in the third quarter of 2024 was minimal, compared to $2 million in the third quarter 2023. Other income in the third quarter of 2023 included a capital gain from the sale of assets.

International Markets Profit

Profit from our International Markets segment consists of gross profit less R&D expenses, S&M expenses, G&A expenses and any other income related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the third quarter of 2024 was $109 million, a decrease of 7%, compared to $117 million in the third quarter of 2023. This decrease was mainly due to higher S&M expenses in the third quarter of 2024.

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

Our revenues from other activities in the third quarter of 2024 were $229 million, an increase of 6% in U.S. dollars, or 5% in local currency terms, compared to the third quarter of 2023.

API sales to third parties in the third quarter of 2024 were $130 million, reflecting an increase of 4% in both U.S. dollars and local currency terms, compared to the third quarter of 2023, following a reallocation of an immaterial business within our other activities, in line with our intention to divest our API business.

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

Revenues

Revenues in the third quarter of 2024 were $4,332 million, an increase of 13% in U.S. dollars, or 15% in local currency terms, compared to the third quarter of 2023. This increase was mainly due to higher revenues from generic products in all our segments, from AUSTEDO in our United States segment, as well as from the sale of product rights in our Europe and International Markets segments. See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the third quarter of 2024, including hedging effects, negatively impacted revenues by $88 million, compared to the third quarter of 2023. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the third quarter of 2024 was $2,148 million, an increase of 16% compared to $1,851 million in the third quarter of 2023.

Gross profit margin was 49.6% in the third quarter of 2024, compared to 48.1% in the third quarter of 2023. This increase was mainly due to a favorable mix of products, primarily AUSTEDO, partially offset by a negative impact from foreign exchange rate movements including hedging effects.

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

In the third quarter of 2024, our R&D expenses related primarily to innovative product candidates and marketed products in immunology and immuno-oncology, neuroscience (such as neuropsychiatry, including post-approval commitments) and selected other areas, as well as generic products and biosimilars.

R&D expenses, net in the third quarter of 2024 were $240 million, a decrease of 5% compared to $253 million in the third quarter of 2023.

Our lower R&D expenses, net in the third quarter of 2024 were largely driven by reimbursements from our strategic partnerships (see note 2 to our consolidated financial statements), reflecting a decrease related to our late-stage innovative pipeline, partially offset by an increase in R&D expenses relating to immunology projects. As we continue to execute on our Pivot to Growth strategy, we see higher R&D spend in some of our late-stage innovative pipeline assets.

R&D expenses as a percentage of revenues were 5.5% in the third quarter of 2024, compared to 6.6% in the third quarter of 2023.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of November 1, 2024:

	Phase 2	Phase 3
Neuroscience		Olanzapine LAI (TEV-‘749) Schizophrenia (September 2022)

Immunology	Duvakitug (anti-TL1A) (1) (TEV-’574) Inflammatory Bowel Disease	ICS/SABA(3) (TEV-’248) Respiratory (February 2023)

Emrusolmin(2) (TEV-‘286) Multiple System Atropy

(1)	In collaboration with Sanofi.
(2)	In collaboration with Modag.
(3)	In collaboration with Launch Therapeutics.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including Phase 3 clinical trials for biosimilars to Xgeva® (denosumab) and Xolair® (omalizumab), biosimilars to Eylea® (afilbercept), Simponi®, Simponi Aria® (golimumab) and Entyvio® (vedolizymab), which are in collaboration with Alvotech for the U.S. market, as well as our proposed biosimilar to Prolia® (denosumab), which was submitted for regulatory review in the U.S. and Europe.

Selling and Marketing (S&M) Expenses

S&M expenses in the third quarter of 2024 were $626 million, an increase of 9% compared to the third quarter of 2023. This increase was mainly a result of the factors discussed above under “—United States segment—S&M Expenses,” “—Europe segment— S&M Expenses” and “—International Markets Segment—S&M Expenses.”

S&M expenses as a percentage of revenues were 14.5% in the third quarter of 2024, compared to 15.0% in the third quarter of 2023.

General and Administrative (G&A) Expenses

G&A expenses in the third quarter of 2024 were $298 million, an increase of 11% compared to the third quarter of 2023.

G&A expenses as a percentage of revenues were 6.9% in the third quarter of 2024 compared to 7.0% in the third quarter of 2023.

Intangible Asset Impairments

We recorded expenses of $28 million for identifiable intangible asset impairments in the third quarter of 2024, compared to expenses of $47 million in the third quarter of 2023. See note 5 to our consolidated financial statements.

Goodwill Impairment

We recorded a goodwill impairment charge of $600 million related to Teva’s API reporting unit in the third quarter of 2024. No goodwill impairment charge was recorded in the third quarter of 2023. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded income of $23 million for other asset impairments, restructuring and other items in the third quarter of 2024, compared to expenses of $57 million in the third quarter of 2023. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $450 million in legal settlements and loss contingencies in the third quarter of 2024, compared to expenses of $314 million in the third quarter of 2023. See note 9 to our consolidated financial statements.

Other Income (Loss)

Other income in the third quarter of 2024 was $21 million, compared to $9 million in the third quarter of 2023. Other income in the third quarter of 2024 included a capital gain from the sale of a business in our International Markets segment.

Operating Income (Loss)

Operating loss was $51 million in the third quarter of 2024, compared to an operating income of $344 million in the third quarter of 2023. This decrease was mainly due to a goodwill impairment charge and higher legal settlements and loss contingencies, partially offset by higher gross profit in the third quarter of 2024.

Operating loss as a percentage of revenues was 1.2% in the third quarter of 2024, compared to an operating income as a percentage of revenues of 8.9% in the third quarter of 2023.

Financial Expenses, Net

In the third quarter of 2024, financial expenses, net were $272 million, mainly comprised of net-interest expenses of $225 million and a negative exchange rate impact driven mainly from currencies which we were unable to hedge. In the third quarter of 2023, financial expenses, net were $280 million, mainly comprised of net-interest expenses of $247 million and a negative exchange rate impact driven mainly from currencies which we were unable to hedge.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
	(U.S. $ in millions)
United States profit	$748	$571
Europe profit	373	338
International Markets profit	109	117

Total reportable segments profit	1,230	1,025
Profit (loss) of other activities	(16)	(5)

Total segments profit	1,214	1,020
Amounts not allocated to segments:
Amortization	146	145
Other assets impairments, restructuring and other items*	(23)	57
Goodwill impairment	600	—
Intangible assets impairments	28	47
Legal settlements and loss contingencies	450	314
Other unallocated amounts	64	112

Consolidated operating income (loss) *	(51)	344

Financial expenses, net	272	280

Consolidated income (loss) before income taxes *	$(324)	$64

*

The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements. For additional information see note 1c to our consolidated financial statements.

Income Taxes

In the third quarter of 2024, we recognized a tax expense of $69 million, on a pre-tax loss of $324 million. In the third quarter of 2023, we recognized a tax benefit of $12 million, on a pre-tax income of $64 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net loss was $437 million in the third quarter of 2024, compared to a net income of $69 million in the third quarter of 2023. This decrease was mainly due to changes in operating (income) loss discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended September 30, 2024 and 2023 was 1,133 million shares and 1,135 million shares, respectively.

Diluted loss per share was $0.39 in the third quarter of 2024, compared to diluted earnings per share of $0.06 in the third quarter of 2023. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of September 30, 2024 and 2023, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,167 million shares and 1,157 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the third quarter of 2024, approximately 45% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Russian ruble, Canadian dollar, Swiss franc, Japanese yen and the new Israeli shekel) impact our results.

During the third quarter of 2024, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Argentinian peso by 67%, Turkish lira by 20%, Brazilian real by 12%, Ukraine hryvna by 10% and Mexican peso by 10%. The following main currencies relevant to our operations increased in value against the U.S. dollar: Polish zloty by 6%, Russian ruble by 6%, Swedish krona by 4% and the euro by 1%.

As a result, exchange rate movements during the third quarter of 2024, including hedging effects, negatively impacted overall revenues by $88 million and operating income by $57 million, compared to the third quarter of 2023.

In the third quarter of 2024, a negative hedging impact of $9 million was recognized under revenues, and a positive hedging impact of $1 million was recognized under cost of sales. In the third quarter of 2023, a positive hedging impact of $22 million was recognized under revenues and a negative hedging impact of $7 million was recognized under cost of sales.

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

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the nine months ended September 30, 2024 and 2023. Where there are different factors affecting the nine months comparison, we have described them below.

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the nine months ended September 30, 2024 and 2023:

		Nine months ended September 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$6,060	100%	$5,465	100%
Gross profit	3,291	54.3%	2,866	52.4%
R&D expenses	475	7.8%	460	8.4%
S&M expenses	789	13.0%	700	12.8%
G&A expenses	300	5.0%	289	5.3%
Other loss (income)	(1)	§	(3)	§

Segment profit*	$1,727	28.5%	$1,421	26.0%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

United States Revenues

As part of a recent shift in executive management responsibilities and in line with our Pivot to Growth strategy, commencing January 1, 2024, Canada is reported as part of our International Markets segment. Prior period amounts were recast to reflect this change. See note 15 to our consolidated financial statements.

Revenues from our United States segment in the first nine months of 2024 were $6,060 million, an increase of 11% compared to $5,465 million in the first nine months of 2023.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Percentage Change 2024-2023
	2024	2023
	(U.S. $ in millions)
Generic products	$2,924	$2,471	18%
AJOVY	144	154	(6%)
AUSTEDO	1,124	817	38%
BENDEKA and TREANDA	127	185	(31%)
COPAXONE	179	224	(20%)
UZEDY	75	14	N/A
Anda	1,134	1,183	(4%)
Other	352	417	(16%)

Total	$6,060	$5,465	11%

AJOVY revenues in our United States segment in the first nine months of 2024 were $144 million, a decrease of 6% compared to $154 million in the first nine months of 2023, mainly due to an increase in sales allowance due to a non-recurring item, partially offset by growth in volume.

Anda revenues from third-party products in our United States segment in the first nine months of 2024 decreased by 4% to $1,134 million, compared to $1,183 million in the first nine months of 2023, mainly due to lower volume.

United States Gross Profit

Gross profit from our United States segment in the first nine months of 2024 was $3,291 million, an increase of 15%, compared to $2,866 million in the first nine months of 2023.

Gross profit margin for our United States segment in the first nine months of 2024 increased to 54.3% compared to 52.4% in the first nine months of 2023.

United States R&D Expenses

R&D expenses relating to our United States segment in the first nine months of 2024 were $475 million, an increase of 3%, compared to $460 million in the first nine months of 2023.

For a description of our R&D expenses in the first nine months of 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the first nine months of 2024 were $789 million, an increase of 13%, compared to $700 million in the first nine months of 2023.

United States G&A Expenses

G&A expenses relating to our United States segment in the first nine months of 2024 were $300 million, an increase of 4%, compared to $289 million in the first nine months of 2023.

United States Profit

Profit from our United States segment in the first nine months of 2024 was $1,727 million, an increase of 22%, compared to $1,421 million in the first nine months of 2023.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024		2023
	(U.S. $ in millions % of Segment Revenues)
Revenues	$3,749	100.0%	$3,493	100.0%
Gross profit	2,113	56.3%	1,943	55.6%
R&D expenses	173	4.6%	168	4.8%
S&M expenses	605	16.1%	565	16.2%
G&A expenses	197	5.2%	196	5.6%
Other loss (income)	1	§	(2)	§

Segment profit*	$1,137	30.3%	$1,017	29.1%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom, and certain other European countries.

Revenues from our Europe segment in the first nine months of 2024 were $3,749 million, an increase of 7% or $257 million, compared to the first nine months of 2023. In local currency terms, revenues increased by 6% compared to the first nine months of 2023.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Percentage Change 2024-2023
	2024	2023
		(U.S. $ in millions)
Generic products	$2,947	$2,727	8%
AJOVY	158	115	37%
COPAXONE	163	174	(6%)
Respiratory products	183	195	(6%)
Other*	299	282	6%

Total	$3,749	$3,493	7%

*	Other revenues in the first nine months of 2024 include the sale of certain product rights.

Europe Gross Profit

Gross profit from our Europe segment in the first nine months of 2024 was $2,113 million, an increase of 9% compared to $1,943 million in the first nine months of 2023.

Gross profit margin for our Europe segment in the first nine months of 2024 increased to 56.3% compared to 55.6% in the first nine months of 2023. This increase was mainly due to price increases of generic products as a result of market conditions such as inflationary pressures in certain markets.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first nine months of 2024 were $173 million, an increase of 3% compared to $168 million in the first nine months of 2023.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first nine months of 2024 were $605 million, an increase of 7% compared to $565 million in the first nine months of 2023.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first nine months of 2024 were $197 million, an increase of 1% compared to the first nine months of 2023.

Europe Profit

Profit from our Europe segment in the first nine months of 2024 was $1,137 million, an increase of 12% compared to $1,017 million in the first nine months of 2023.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,802	100%	$1,750	100%
Gross profit	889	49.3%	861	49.2%
R&D expenses	85	4.7%	81	4.6%
S&M expenses	397	22.0%	353	20.2%
G&A expenses	109	6.0%	105	6.0%
Other loss (income)	(1)	§	(34)	(2.0%)

Segment profit*	$299	16.6%	$356	20.4%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

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

Revenues from our International Markets segment in the first nine months of 2024 were $1,802 million, an increase of $53 million, or 3%, compared to the first nine months of 2023. In local currency terms, revenues increased by 19%, compared to the first nine months of 2023.

In the first nine months of 2024, revenues were negatively impacted by exchange rate fluctuations of $281 million including hedging effects, compared to the first nine months of 2023. Revenues in the first nine months of 2024 included a negligible hedging impact compared to a positive hedging impact of $12 million in the first nine months of 2023, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Percentage Change 2024-2023
	2024	2023
	(U.S. $ in millions)
Generic products	$1,440	$1,425	1%
AJOVY	63	45	39%
COPAXONE	38	50	(23%)
Other*	261	229	14%

Total	$1,802	$1,750	3%

*	Other revenues in the first nine months of 2024 include the sale of certain product rights.

International Markets Gross Profit

Gross profit from our International Markets segment in the first nine months of 2024 was $889 million, compared to $861 million in the first nine months of 2023.

Gross profit margin for our International Markets segment in the first nine months of 2024 was 49.3%, compared to 49.2% in the first nine months of 2023.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first nine months of 2024 were $85 million, an increase of 5% compared to $81 million in the first nine months of 2023.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first nine months of 2024 were $397 million, an increase of 12% compared to $353 million in the first nine months of 2023.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first nine months of 2024 were $109 million an increase of 3% compared to $105 million in the first nine months of 2023.

International Markets Other Income

Other income in the first nine months of 2024 was $1 million, compared to $34 million in the first nine months of 2023. Other income in the first nine months of 2023 included a capital gain from the sale of assets.

International Markets Profit

Profit from our International Markets segment in the first nine months of 2024 was $299 million, a decrease of 16%, compared to $356 million in the first nine months of 2023.

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

Our revenues from other activities in the first nine months of 2024 were $703 million, an increase of 3% in both U.S. dollars and in local currency terms, compared to the first nine months of 2023.

API sales to third parties in the first nine months of 2024 were $409 million, an increase of 4% in both U.S. dollars and local currency terms, compared to the first nine months of 2023, following a reallocation of an immaterial business within our other activities, in line with our intention to divest our API business.

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

Revenues

Revenues in the first nine months of 2024 were $12,315 million, an increase of 8% compared to the first nine months of 2023. In local currency terms, revenues increased by 10%, compared to the first nine months of 2023.

Exchange rate movements during the first nine months of 2024, including hedging effects, negatively impacted revenues by $249 million, compared to the first nine months of 2023. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the first nine months of 2024 was $5,943 million, an increase of 14% compared to the first nine months of 2023.

Gross profit margin was 48.3% in the first nine months of 2024, compared to 45.9% in the first nine months of 2023.

Research and Development (R&D) Expenses

R&D expenses in the first nine months of 2024 were $751 million, an increase of 3% compared to the first nine months of 2023, as we continue to execute on our Pivot to Growth strategy, mainly related to investments in our innovative pipeline.

R&D expenses as a percentage of revenues were 6.1% in the first nine months of 2024, compared to 6.4% in the first nine months of 2023.

Selling and Marketing (S&M) Expenses

S&M expenses in the first nine months of 2024 were $1,891 million, an increase of 10% compared to the first nine months of 2023.

S&M expenses as a percentage of revenues were 15.4% in the first nine months of 2024, compared to 15.2% in the first nine months of 2023.

General and Administrative (G&A) Expenses

G&A expenses in the first nine months of 2024 were $859 million, a decrease of 1% compared to the first nine months of 2023.

G&A expenses as a percentage of revenues were 7.0% in the first nine months of 2024, compared to 7.6% in the first nine months of 2023.

Intangible Asset Impairments

We recorded expenses of $169 million for identifiable intangible asset impairments, in the first nine months of 2024, compared to expenses of $289 million in the first nine months of 2023. See note 5 to our consolidated financial statements.

Goodwill Impairment

We recorded goodwill impairment charges of $1,000 million related to Teva’s API reporting unit in the first nine months of 2024, compared to a goodwill impairment charge of $700 million related to our International Markets reporting unit in the first nine months of 2023. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $931 million for other asset impairments, restructuring and other items in the first nine months of 2024, compared to expenses of $276 million in the first nine months of 2023. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $638 million in legal settlements and loss contingencies in the first nine months of 2024, compared to expenses of $1,009 million in the first nine months of 2023. See note 9 to our consolidated financial statements.

Other Income (Loss)

Other income in the first nine months of 2024 was $22 million, compared to $43 million in the first nine months of 2023. Other income in the first nine months of 2023 included a capital gain from the sale of assets in our International Markets segment.

Operating Income (Loss)

Operating loss was $274 million in the first nine months of 2024, compared to an operating loss of $323 million in the first nine months of 2023. The lower operating loss in the first nine months of 2024 was mainly due to higher gross profit and lower legal settlements and loss contingencies, partially offset by higher other asset impairments, restructuring and other items as well as higher goodwill impairment charges in the first nine months of 2024.

Operating loss as a percentage of revenues was 2.2% in the first nine months of 2024, compared to an operating loss as a percentage of revenues of 2.8% in the first nine months of 2023.

Financial Expenses, Net

In the first nine months of 2024, financial expenses, net were $763 million, mainly comprised of net-interest expenses of $691 million and a negative exchange rate impact driven mainly from currencies which we were unable to hedge. In the first nine months of 2023, financial expenses, net were $808 million, mainly comprised of net-interest expenses of $723 million and a negative exchange rate impact driven mainly from currencies which we were unable to hedge.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
	(U.S. $ in millions)
United States profit	$1,727	$1,421
Europe profit	1,137	1,017
International Markets profit	299	356
Total reportable segments profit	3,163	2,794
Profit of other activities	(1)	22
Total segments profit	3,162	2,816
Amounts not allocated to segments:
Amortization	444	471
Other assets impairments, restructuring and other items (1)	931	276
Goodwill impairment	1,000	700
Intangible assets impairments	169	289
Legal settlements and loss contingencies	638	1,009
Other unallocated amounts	254	394
	—	—

Consolidated operating income (loss) (1)	(274)	(323)

Financial expenses, net	763	808

Consolidated income (loss) before income taxes (1)	$(1,037)	$(1,131)

(1)

The data presented for 2023 have been revised to reflect a revision in relation to a contingent consideration and related expenses in the consolidated financial statements. See note 1C to our consolidated financial statements for additional information.

Income Taxes

In the first nine months 2024, we recognized a tax expense of $648 million, on pre-tax loss of $1,037 million. In the first nine months of 2023, we recognized a tax benefit of $48 million, on pre-tax loss of $1,131 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to non-controlling interests

Net loss attributable to non-controlling interests was $262 million in the first nine months of 2024, compared to a net loss attributable to non-controlling interests of $60 million in the first nine months of 2023. The higher net loss in the first nine months of 2024 was mainly due to higher impairments of tangible assets largely related to the classification of our business venture in Japan as held for sale. See note 12 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net loss was $1,422 million in the first nine months of 2024, compared to a net loss of $1,022 million in the first nine months of 2023.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the nine months ended September 30, 2024 and 2023 was 1,130 million shares and 1,119 million shares, respectively.

Diluted loss per share was $1.26 for the nine months ended September 30, 2024, compared to diluted loss per share of $0.91 for the nine months ended September 30, 2023. See note 13 to our consolidated financial statements.

Impact of Currency Fluctuations on Results of Operations

In the first nine months of 2024, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in markets in which we operate (primarily the euro, British pound, Canadian dollar, Swiss franc, Russian ruble, Japanese yen and new Israeli shekel) impact our results.

During the first nine months of 2024, the following main currencies relevant to our operations decreased in value against the U.S. dollar: Argentinian peso by 72%, Turkish lira by 31%, Chilean peso by 12%, Japanese yen by 9% and Russian ruble by 8% (all compared on a nine-month average basis). The following main currencies relevant to our operations increased in value against the U.S. dollar: Polish zloty by 7%, British pound by 3%, Swiss franc by 2% and Swedish krona by 1%.

As a result, exchange rate movements during the first nine months of 2024, including hedging effects, negatively impacted overall revenues by $249 million and our operating income by $124 million, in comparison to the first nine months of 2023.

In the first nine months of 2024, a positive hedging impact of $1 million was recognized under revenues, and a negative hedging impact of $5 million was recognized under cost of sales. In the first nine months of 2023, a positive hedging impact of $20 million was recognized under revenues and a negative hedging impact of $8 was recognized under cost of sales.

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

Liquidity and Capital Resources

Total balance sheet assets were $41,758 million as of September 30, 2024, compared to $43,479 million as of December 31, 2023.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $2,009 million as of September 30, 2024, compared to negative $1,374 million as of December 31, 2023. This decrease was mainly due to a classification of the working capital balance related to our business venture in Japan as held for sale (see note 2 to our consolidated financial statements), an increase in provisions for legal settlements and loss contingencies, and a negative impact from several tax items, primarily the agreement with the Israeli Tax Authorities entered into in June 2024 (see note 11 to our consolidated financial statements), partially offset by a decrease in accounts payables.

Employee-related obligations, as of September 30, 2024 were $619 million, compared to $611 million as of December 31, 2023. The increase in the first nine months of 2024 was mainly due to an accrual for performance incentive payments to employees for 2024, partially offset by performance incentive payments to employees for 2023.

Cash investment in property, plant and equipment and intangible assets in the third quarter of 2024 was $148 million compared to $149 million in the third quarter of 2023. Depreciation in the third quarter of 2024 was $113 million, compared to $138 million in the third quarter of 2023.

Cash and cash equivalents as of September 30, 2024 were $3,319 million compared to $3,226 million as of December 31, 2023.

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

Debt Balance and Movements

As of September 30, 2024, our debt was $18,980 million, compared to $19,833 million as of December 31, 2023. This decrease was mainly due to repayment at maturity of $956 million of our 6% senior notes, partially offset by $88 million of exchange rate fluctuations.

In April 2024, we repaid $956 million of our 6% senior notes at maturity.

In October 2024, we repaid at maturity $685 million of our 1.13% senior notes due in 2024.

As of September 30, 2024, our debt was effectively denominated in the following currencies: 58% in U.S. dollars, 40% in euros and 2% in Swiss francs.

The portion of total debt classified as short-term as of September 30, 2024 was 14% compared to 8% as of December 31, 2023.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 75% as of September 30, 2024, compared to 71% as of December 31, 2023. Our average debt maturity was approximately 5.5 years as of September 30, 2024, compared to 6.0 years as of December 31, 2023.

Total Equity

Total equity was $6,383 million as of September 30, 2024, compared to $8,126 million as of December 31, 2023. This decrease was mainly due to a net loss of $1,684 million, and a negative impact from exchange rate fluctuations of $94 million.

Exchange rate fluctuations affected our balance sheet, as approximately 94% of our net assets as of September 30, 2024 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2023, changes in currency rates as of September 30, 2024 had a negative impact of $94 million on our equity. The following main currencies increased in value against the U.S. dollar: British pound by 5%, Polish zloty by 3% and the euro by 1%. The following main currencies decreased in value against the U.S. dollar: Mexican peso by 16%, Russian ruble by 6%, Chilean peso by 2%, Canadian dollar by 2% and Japanese yen by 1%. All comparisons are on a year-to-date basis.

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

Cash flow generated from operating activities during the third quarter of 2024 was $693 million, compared to $5 million of cash flow generated from operating activities in the third quarter of 2023. The higher cash flow generated from operating activities in the third quarter of 2024 resulted mainly from higher profit in our United States segment, as well as from changes in working capital items, including a positive impact from accounts receivables, net of SR&A, and from accounts payables and inventory levels, partially offset by higher legal payments during the third quarter of 2024.

During the third quarter of 2024, we generated free cash flow of $922 million, which we define as comprising $693 million in cash flow generated from operating activities, $339 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $38 million in divestitures of businesses and other assets, partially offset by $148 million in cash used for capital investment. During the third quarter of 2023, we generated free cash flow of $229 million, which we define as comprising $5 million in cash flow generated from operating activities, $362 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $10 million in proceeds from divestitures of businesses and other assets, partially offset by $149 million in cash used for capital investment. The increase in the third quarter of 2024, resulted mainly from higher cash flow generated from operating activities.

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

The following tables present our non-GAAP net income and non-GAAP EPS for the three and nine months ended September 30, 2024 and 2023, as well as reconciliations of each measure to their nearest GAAP equivalents:

	Three months ended September 30,				Nine months ended September 30,
($ in millions except per share amounts)	2024			2023	2024			2023
Net income (Loss) attributable to Teva(1)	($	)	(437)	69	($	)	(1,422)	(1,022)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets			146	145			444	471
Legal settlements and loss contingencies(2)			450	314			638	1,009
Goodwill impairment(3)			600	—			1,000	700
Impairment of long-lived assets(4)			(51)	48			758	310
Restructuring costs			21	27			52	93
Equity compensation			29	31			89	93
Contingent consideration(1)(5)			34	27			305	140
Loss (Gain) on sale of business			(20)	(5)			(21)	(3)
Accelerated depreciation			1	25			8	74
Financial expenses			11	14			35	53
Items attributable to non-controlling interests(4)			41	(1)			(276)	(91)

Other non-GAAP items(6)			56	64			162	252
Corresponding tax effects and unusual tax items(7)			(83)	(80)			270	(315)
Non-GAAP net income attributable to Teva	($	)	798	677	($	)	2,043	1,762
Non-GAAP tax rate(8)			16.0%	9.0%			15.5%	13.0%
GAAP diluted earnings (loss) per share attributable to Teva	($	)	(0.39)	0.06	($	)	(1.26)	(0.91)
EPS difference(9)			1.08	0.54			3.04	2.47
Non-GAAP diluted EPS attributable to Teva(9)	($	)	0.69	0.60	($	)	1.78	1.56
Non-GAAP average number of shares (in millions)(9)			1,155	1,135			1,148	1,131

(1)

The data presented for the prior period have been revised to reflect a revision in the presentation of these items in the consolidated financial statements. For additional information see note 1c to our consolidated financial statements.

(2)

Adjustments for legal settlements and loss contingencies in the third quarter of 2024 were mainly related to a provision of $350 million recorded in connection with a decision by the European Commission in its antitrust investigation into COPAXONE®, and to an update to the estimated settlement provision of $121 million for the opioid cases (mainly related to the settlement agreement with the city of Baltimore and the effect of the passage of time on the net present value of the discounted payments). Adjustments for legal settlements and loss contingencies in the third quarter of 2023 were mainly related to a provision of $270 million in connection with the U.S. DOJ patient assistance program litigation.

Adjustments for legal settlements and loss contingencies in the nine months ended September 30, 2024 were mainly related to a provision of $350 million recorded in connection with a decision by the European Commission in its antitrust investigation into COPAXONE®, and to an update to the estimated settlement provision of $239 million for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments and the settlement agreement with the city of Baltimore). Adjustments for legal settlements and loss contingencies in the nine months ended September 30, 2023 were mainly related to an update to the estimated provision of $370 million related to the DOJ patient assistance program litigation, an update to the estimated settlement provision of $248 million related to the remaining opioid cases, the provision of $204 million relating to the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, and the provision of $100 million related to the settlement of the reverse-payment antitrust litigation over certain HIV medicines. See note 10 to our consolidated financial statements.

(3)

Goodwill impairment charges of $600 million and $1,000 million related to Teva’s API reporting unit were recorded in the three and nine months ended September 30, 2024, respectively. A goodwill impairment charge of $700 million related to our International Markets reporting unit was recorded in the nine months ended September 30, 2023.

(4)

Adjustments for impairment of long-lived assets and items attributable to non-controlling interests, for the first nine months of 2024 primarily consisted of $561 million and $275 million, respectively, related to the classification of the business venture in Japan as held for sale. Adjustments for impairment of long-lived assets, for the first nine months of 2023 primarily consisted of $206 million related to impairments of identifiable product rights and $83 million related to impairments of IPR&D assets.

(5)	Adjustments for contingent consideration primarily related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid®), of $28 million and $266 million, respectively for the three and nine months ended September 30, 2024, and of $23 million and $111 million, respectively for the three and nine months ended September 30, 2023.

(6)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, certain inventory write-offs, material litigation fees and other unusual events.

(7)

Adjustments for corresponding tax effects and unusual tax items for the nine months ended September 30, 2024, include a tax item in an amount of $495 million related to the settlement agreement with the ITA to settle certain litigation with respect to taxes payable for the Company’s taxable years 2008 through 2020.

(8)

Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above. GAAP tax rate for the three and nine months ended September 30, 2024 was 21% and 62% respectively and for the three and nine months ended September 30, 2023 was 19% and 4% respectively.

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

After evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described below, as of such date, the Company’s disclosure controls and procedures were not effective.

Previously Identified Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, in our Annual Report on Form 10-K for the year ended December 31, 2023, during the preparation of our consolidated financial statements for the year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting, which continues to exist as of September 30, 2024.

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

Although the new controls have been designed and implemented, they have not been operated for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively. Accordingly, the material weakness described above is not remediated as of September 30, 2024.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2024.

Repurchase of Shares

We did not repurchase any of our shares during the three months ended September 30, 2024 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
Director and Officer Rule
10b5-1
Trading Arrangements
During the three months ended September 30, 2024, the following officer adopted a Rule
10b5-1
trading arrangement (as such term is defined in Item 408 of Regulation
S-K).
The trading plan is intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act.

Name and Title	Date	Action	Expiration Date	Maximum Shares Subject to Plan (1)
Christine Fox, EVP, U.S. Commercial	August 13, 2024	Adopted	March 6, 2025	83,953

(1)	The plan includes shares to be sold solely to cover tax withholding obligations.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: November 6, 2024	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)