Form 10-K
period 2024-12-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2025-02-05
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates
of the registrant, computed by reference to the closing price at which the American Depositary Shares were last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024), was approximately $18.32 billion. Teva Pharmaceutical Industries Limited has no non-voting
common equity. For purpose of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s common equity at June 30, 2024.
As of December 31, 2024, the registrant had 1,133,838,689 ordinary shares outstanding.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Important factors that could cause or contribute to such differences include risks relating to:

•

our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; competition faced by our generic medicines from other pharmaceutical companies and changes in regulatory policy that may result in additional costs and delays; delays in launches of new generic products; our ability to develop and commercialize additional pharmaceutical products; competition for our innovative medicines; our ability to achieve expected results from investments in our product pipeline; our ability to develop and commercialize additional pharmaceutical products; our ability to successfully execute our Pivot to Growth strategy, including to expand our innovative and biosimilar medicines pipeline and profitably commercialize the innovative medicines and biosimilar portfolio, whether organically or through business development, and to sustain and focus our portfolio of generic medicines; and the effectiveness of our patents and other measures to protect our intellectual property rights, including any potential challenges to our Orange Book patent listings in the U.S.;

•

our significant indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments; and our potential need to raise additional funds in the future, which may not be available on acceptable terms or at all;

•

our business and operations in general, including: the impact of global economic conditions and other macroeconomic developments and the governmental and societal responses thereto; the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; effectiveness of our optimization efforts; significant disruptions of information technology systems, including cybersecurity attacks and breaches of our data security; interruptions in our supply chain or problems with internal or third party manufacturing; challenges associated with conducting business globally, including political or economic instability, major hostilities or terrorism, such as the ongoing conflict between Russia and Ukraine and the state of war declared in Israel; our ability to attract, hire, integrate and retain highly skilled personnel; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets or business units and close or divest plants and facilities, as well as our ability to successfully and cost-effectively consummate such sales and divestitures, including our planned divestiture of our API business;

•

compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory environments; the effects of governmental and civil proceedings and litigation which we are, or in the future become, party to; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage; increased legal and regulatory action in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan® (naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; product liability claims; failure to comply with complex Medicare, Medicaid and other governmental programs reporting and payment obligations; compliance with sanctions and trade control laws; environmental risks; and the impact of ESG issues;

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

•

other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our long-lived assets; the impact of geopolitical conflicts including the state of war declared in Israel and the conflict between Russia and Ukraine; potential significant increases in tax liabilities; the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business; and the impact of any future failure to establish and maintain effective internal control over our financial reporting;

and other factors discussed in this Annual Report on Form 10-K including in the section captioned “Risk Factors.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

Business Overview

We are a global pharmaceutical leader, harnessing our generics expertise and stepping up innovation to continue the momentum behind the discovery, delivery, and expanded development of modern medicine.

We operate worldwide, with headquarters in Israel and a significant presence in the United States, Europe and many other markets around the world. Today, our global network of capabilities enables our approximately 37,000 employees across 57 markets to push the boundaries of scientific innovation and deliver quality medicines to help improve health outcomes for millions of patients every day.

Teva was incorporated in Israel on February 13, 1944 and is the successor to a number of Israeli corporations, the oldest of which was established in 1901.

Our Business Segments

We operate our business through three segments: United States (previously referred to as the North America segment), Europe and International Markets. Each business segment manages our entire product portfolio in its region, including generics, which includes biosimilars and over-the-counter (“OTC”) products, as well as innovative medicines. This structure enables strong alignment and integration between operations, commercial regions, R&D and our global marketing and portfolio function, optimizing our product lifecycle across therapeutic areas.

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

United States

As part of a recent shift in executive management responsibilities and in line with our Pivot to Growth strategy, commencing January 1, 2024, Canada is reported as part of our International Markets segment. See note 19 to our consolidated financial statements.

We are one of the leading generic pharmaceutical companies in the United States. We market approximately 500 generic prescription products in more than 1,400 dosage strengths, packaging sizes and forms, including oral solid dosage forms, injectable products, inhaled products, liquids, transdermal patches, ointments and creams. Most of our generic sales in the United States are made to retail drug chains, mail order distributors and wholesalers.

Our innovative medicines portfolio in the United States includes our core therapeutic area of central nervous system (“CNS”), with a strong emphasis on neurodegenerative disorders, neuropsychiatry, movement disorders, migraine and multiple sclerosis (“MS”). We also have innovative medicines in respiratory, oncology and selected other areas.

Our CNS portfolio includes AUSTEDO® (deutetrabenazine) tablets for the treatment of neurodegenerative and movement disorders – chorea associated with Huntington’s disease and tardive dyskinesia, AJOVY® (fremanezumab-vfrm) injection for the preventive treatment of migraine in adults, UZEDY® (risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults, and COPAXONE® (glatiramer acetate) injection for the treatment of relapsing forms of MS.

We maintain a presence in oncology, including innovative, generic and biosimilar medicines, such as Truxima® (rituximab-abbs) injection for intravenous use, our first oncology biosimilar product in the United States for the treatment of Non-Hodgkin’s Lymphoma (“NHL”) and Chronic Lymphocytic Leukemia (“CLL”), and BENDEKA® (bendamustine HCl), which is a liquid, low-volume (50 mL) and short-time 10-minute infusion formulation of bendamustine hydrochloride for the treatment of CLL and indolent B-cell NHL, that we licensed from Eagle Pharmaceuticals, Inc. (“Eagle”).

We maintain a presence in the respiratory business by delivering a range of medicines for the treatment of asthma and chronic obstructive pulmonary disease (“COPD”).

Anda, our distribution business in the United States, distributes generic, biosimilar and innovative medicines, and OTC pharmaceutical products from Teva and various third-party manufacturers, to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Europe

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

We are one of the leading generic pharmaceutical companies in Europe. We are among the top three generic pharmaceutical companies in a number of European markets, including some of the largest markets in Europe. We are not substantially dependent on any single country in Europe for our total generic European revenues, which could be affected by pricing reforms or changes in regulations and public policy.

Despite their diversity and highly fragmented nature, the European markets share many characteristics that allow us to leverage our pan-European presence and broad portfolio. Global customers are important partners in our generic business and are expanding across Europe, although customer consolidation is lower than in the United States. We are one of a few generic pharmaceutical companies with a pan-European footprint, while most of our competitors focus on a limited number of selected markets or business lines.

Our OTC portfolio in Europe includes global brands such as SUDOCREM® as well as local and regional brands such as NasenDuo®, DICLOX FORTE®, OLFEN® Max and FLEGAMINA®.

Our innovative medicines portfolio in Europe focuses on three main areas: CNS (including migraine), respiratory and oncology. Our leading products in Europe are AJOVY and COPAXONE. AJOVY was granted EU marketing authorization in 2019 and, as of December 31, 2024, we have launched AJOVY in most European countries. COPAXONE continues to be among the primary products for the treatment of MS, although alternative therapies and competing glatiramer acetate products have been introduced to various markets in Europe. In line with our Pivot to Growth strategy, we are constantly evaluating and optimizing our products portfolio, including through the sale of certain product rights in our Europe segment.

International Markets

Our International Markets segment includes all countries in which we operate other than those in our United States and Europe segments. The International Markets segment covers a substantial portion of the global pharmaceutical industry, including more than 35 countries. As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada is reported under our International Markets segment and is no longer included as part of our United States segment. For more information, see note 19 to our consolidated financial statements.

The countries in our International Markets segment include highly regulated, mainly generic markets, such as Canada and Israel, branded generics-oriented markets, such as Russia and certain Latin America markets, and hybrid markets, such as Japan. Each market’s strategy is built upon differentiation and filling the unmet needs of that market. Our integrated sales force enables us to extract synergies across our branded generic, OTC, biosimilars and innovative medicines product offerings and across various channels (e.g., retail, institutional).

In Japan, one of our key markets within our International Markets segment, we operate our generics business through a business venture with Takeda Pharmaceutical Companies Limited (“Takeda”), in which we own a 51% stake and Takeda owns the remaining 49%. In line with our Pivot to Growth strategy, on December 5, 2024, we announced that we entered into an agreement with JKI Co. Ltd., established by the fund managed and operated by private equity firm J-Will Partners Co. Ltd., to sell our business venture in Japan, which includes generic products and legacy products. We expect to complete the divestiture by April 1, 2025, subject to standard closing conditions, including obtaining required regulatory approvals. See note 2 to our consolidated financial statements.

Our innovative medicines portfolio in our International Markets segment focuses on three main areas: CNS (including migraine), respiratory and oncology. By the end of 2024, we launched AJOVY in certain countries within our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. AUSTEDO was launched in China and Israel during 2021 and in Brazil in 2022.

Pivot to Growth Strategy

In 2024, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, which we announced in May 2023.

•

On the first pillar, delivering on our growth engines, we continued to show strong performance of our key innovative products, mainly AUSTEDO, AJOVY, and UZEDY, as well as on our late-stage pipeline of biosimilars, with the launches of SIMLANDI® (adalimumab-ryvk) injection and the expected launch of SELARSDITM (ustekinumab-aekn) injection, and the progress we made on our proposed biosimilars to Prolia®, Simponi® and Simponi Aria® which were submitted for regulatory review in the U.S. and the EU;

•

On the second pillar, stepping up innovation through delivering on our late-stage innovative pipeline, we have been accelerating the development of certain key pipeline assets, including the recent positive Phase 2b results for duvakitug (anti-TL1A), and expect a number of milestones and data points for olanzapine LAI and DARI (Dual-action Asthma Rescue Inhaler, ICS/SABA) in the near future;

•

On the third pillar, sustaining our generic medicines powerhouse with a global commercial footprint, focused portfolio, pipeline and manufacturing footprint, we continued to optimize our generics business and build a strong pipeline of biosimilars, with several successful launches of high-value complex generics in 2024; and

•

Lastly, on our fourth pillar, focusing our business by optimizing our portfolio and global manufacturing footprint. This will enable strategic capital deployment, to accelerate our growth engines and reorganize certain of our business units to a more optimal structure. We continued our efforts on capital allocation and disciplined cost management by focusing on debt repayment, and optimizing our working capital management.

Our Product Portfolio and Business Offering

Our product and service portfolio includes generic medicines, biosimilar medicines, innovative medicines, OTC products, a distribution business, API and contract manufacturing. Each region manages the entire range of products and services offered in its area, and our generics, biosimilars, OTC and innovative franchise units optimize our pipeline and product lifecycle across therapeutic areas. In most markets in which we operate, we use an integrated and comprehensive marketing model, offering a broad portfolio of products, including innovative medicines, generic products, biosimilars and OTC products. As part of our Pivot to Growth strategy, we intend to divest our API business, in order to focus on our core business strengths and capital allocation towards growth engines and innovation.

Generic Medicines

Generic medicines are the chemical and therapeutic equivalents of originator medicines and are typically more affordable in comparison to the originator’s products. Generic medicines are required to meet similar governmental requirements as their brand-name equivalents, such as those relating to current Good Manufacturing Practices (“cGMP”), manufacturing processes and health authorities’ inspections, and must receive regulatory approval prior to their sale in any given country. Generic medicines may be manufactured and marketed if relevant patents on their brand-name equivalents (and any additional government-mandated market exclusivity periods) have expired or have been challenged or otherwise circumvented.

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

Our generics business has a wide-reaching commercial presence. We have a top three leadership position in many countries, including the United States and some key European markets. We have a robust product portfolio, comprehensive R&D capabilities and product pipeline, and a global operational network, which enables us to execute key generic launches to further expand our product pipeline and diversify our revenue stream. We use these capabilities to help overcome price erosion in our generics business.

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

In line with our Pivot to Growth strategy, we have been optimizing our global generics portfolio through product discontinuation and cost-structure improvements, focusing on pipeline optimization and high-value generics, including complex generics. This has resulted in the ongoing network optimization of our generics business, including our manufacturing and supply network, and in the closure or divestment of a significant number of manufacturing plants around the world in recent years.

In markets such as the United States, the United Kingdom, Canada, the Netherlands and Israel, generic medicines may be substituted by the pharmacist for their brand name equivalent or according to their prescribed International Nonproprietary Name (“INN”). In these so-called “pure generic” markets, physicians and patients have little control over the choice of generic manufacturer, and consequently generic medicines are not actively marketed or promoted to physicians or consumers. Instead, the relationship between the manufacturer and pharmacy chains, distributors, health funds and other health insurers is critical. Many of these markets have automatic substitution models when generics are available as alternatives to brands. In Russia, Turkey, Ukraine, Kazakhstan and certain Latin American and European countries, generic medicines are generally sold under brand names alongside the originator brand. These markets are referred to as “branded generic” markets and in certain cases are “out of pocket” markets in which consumers can pay for a particular branded generic medicine (as opposed to government or privately funded medical health insurance), often at the recommendation of their physician. Branded generic products are actively promoted and a sales force is necessary to create and maintain brand awareness. Other markets, such as Germany, Japan, France, Italy and Spain, are hybrid markets with elements of both approaches.

Our position in the generics market has been supported by our global R&D function, as well as our API R&D and manufacturing activities, which provide vertical integration for our products.

For information about our product launches and pipeline of generic medicines in the United States and Europe, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Information—United States Segment” and “Item 7—Management’s Discussions and Analysis of Financial Condition and Results of Operations—Segment Information—Europe Segment.”

Biologic medicines are large and complex medicines produced by or made from living cells or organisms. Biosimilars are highly similar to the reference biologic, in both structure and function (e.g., pharmacodynamics, pharmacokinetics, safety, efficacy and immunogenicity) and, for any approved uses, have no clinically meaningful differences from the reference product in terms of safety, purity, and potency.

In recent years, we launched the following biosimilar medicines: Truxima® (rituximab-abbs) (U.S.: 2019; Canada: 2020), Herzuma® (trastuzumab-pkrb) (U.S./Canada: 2020) and Ranivisio® (ranibizumab) (EU/UK: 2022; Canada: 2023).

On February 24, 2024, Teva and Alvotech announced that the FDA approved SIMLANDI® (adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira®, for the treatment of adult rheumatoid arthritis, juvenile idiopathic arthritis, adult psoriatic arthritis, adult ankylosing spondylitis, Crohn’s disease, adult ulcerative colitis, adult plaque psoriasis, adult hidradenitis suppurativa and adult uveitis. On May 21, 2024, Teva and Alvotech announced the availability of SIMLANDI in the U.S.

On April 16, 2024, Teva and Alvotech announced that the FDA approved SELARSDITM (ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara®, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients six years and older.

On January 10, 2025, we announced that we entered into a strategic partnership with Samsung Bioepis for the commercialization of EPYSQLI® (eculizumab), Samsung Bioepis’ biosimilar to Soliris® (eculizumab-aagh) in the U.S., for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), atypical hemolytic uremic syndrome (aHUS) and generalized myasthenia gravis (gMG). Under the terms of the agreement, Samsung Bioepis will be responsible for the development, regulatory registration, manufacture and supply of the product, and Teva will be responsible for commercialization of the product in the U.S.

On January 13, 2025, we announced we entered into a collaboration agreement with Formycon for the commercialization of FYB203, Formycon’s biosimilar candidate to Eylea® (aflibercept) in Europe (excluding Italy), the United Kingdom, Switzerland and in Israel, for the treatment of neovascular age-related macular degeneration (nAMD) and other severe retinal diseases. Under the terms of the agreement, Teva will lead the commercialization of FYB203 in the designated regions, to be marketed under the brand name AHZANTIVE®, subject to regulatory approval.

For information on our biosimilar products pipeline, see “—Research and Development” below.

Innovative Medicines

Our innovative medicines business is focused on delivering innovative solutions to patients and providers via medicines, devices and services in key regions and markets around the world, and includes our core therapeutic area of CNS, with a strong emphasis on neurodegenerative disorders, neuropsychiatry, movement disorders, migraine and MS. We also have innovative medicines in respiratory, oncology and selected other areas.

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

AUSTEDO

•

AUSTEDO® (deutetrabenazine) tablets are a deuterated form of a small molecule inhibitor of vesicular monoamine 2 transporter, or VMAT2, that is designed to regulate the levels of a specific neurotransmitter, dopamine, in the brain. All regulatory exclusivities for AUSTEDO are now expired.

•

AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia in adults, which is a debilitating, often irreversible movement disorder caused by certain medications used to treat mental health or gastrointestinal conditions. It is one of only two products approved for tardive dyskinesia in the U.S.

•	AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022. We continue with additional submissions in various other countries around the world.

•

AUSTEDO is protected in the United States by 14 Orange Book patents expiring between 2031 and 2038. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On April 29, 2022 and June 8, 2022, we reached agreements with Lupin and Aurobindo, respectively, to sell their generic products beginning in April 2033, or earlier under certain circumstances. In addition, Apotex filed a petition for inter partes review (“IPR”) by the Patent and Trial Appeal Board (“PTAB”) of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. In China, invalidity proceedings were initiated against the deutetrabenazine compound patent by a local Chinese pharmaceutical company, and were discontinued following a settlement between the parties. There are no further patent litigations pending regarding AUSTEDO at this time.

•

AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023 in three doses of 6, 12 and 24 mg, and became commercially available in the U.S. in May 2023. The FDA approved AUSTEDO XR as a one pill, once-daily treatment option in doses of 30, 36, 42, and 48 mg in May 2024 and in 18 mg in July 2024. AUSTEDO XR is a once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, which is additional to the currently marketed twice-daily AUSTEDO. AUSTEDO XR is protected by 11 Orange Book patents expiring between 2031 and 2041.

•

On January 17, 2025, the Centers for Medicare and Medicaid Services (“CMS”) released a list of prescription medicines selected for price-setting discussions, which included AUSTEDO and AUSTEDO XR. The price-setting process will commence no later than February 28, 2025, and the revised prices set by the government, which will apply to eligible Medicare patients, are expected to become effective on January 1, 2027. As the price-setting process is still in its early stages, the extent to which prices for AUSTEDO and AUSTEDO XR will change as a result of such discussions remains uncertain and may be impacted by litigation or a change in administration.

AJOVY

•

AJOVY® (fremanezumab-vfrm) injection is a fully humanized monoclonal antibody that binds to calcitonin gene-related peptide (“CGRP”) and is indicated for the preventive treatment of migraine in adults. AJOVY was launched in the U.S. in 2018.

•

During 2019, AJOVY was granted a marketing authorization in the European Union by the European Medicines Agency (“EMA”) in a centralized process and began receiving marketing authorizations in various countries in our International Markets segment. By the end of 2023, we launched AJOVY in most European countries and in certain countries within our International Markets segment, such as Canada, Japan, Australia, Israel, South Korea, Brazil and others. We are moving forward with plans to launch in other countries around the world.

•	Our auto-injector device for AJOVY became commercially available in the European Union in March 2020, in the U.S. in April 2020 and in Canada in April 2021.

•	AJOVY is the only anti-CGRP subcutaneous product indicated for quarterly treatment. AJOVY faces competition from multiple other products.

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

•

In October 2017, we filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted IPR petitions to the PTAB, challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022, in which the three method of treatment patents were determined to be valid and infringed by Lilly, and Teva was awarded $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva appealed this ruling on October 24, 2023, and the matter is fully briefed. No date has been set for the appeal hearing.

•

In addition, in 2018 we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

UZEDY

•

UZEDY® (risperidone) extended-release injectable suspension was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is a subcutaneous, long-acting formulation of risperidone that controls the steady release of risperidone. UZEDY is protected by four Orange Book patents expiring between 2027 and 2040. UZEDY is protected by regulatory exclusivity until April 28, 2026. We are moving forward with plans to launch UZEDY in other countries around the world. UZEDY faces competition from multiple other products.

COPAXONE

•

COPAXONE® (glatiramer acetate injection) continues to play an important role in the treatment of MS in the United States (according to IQVIA data as of late 2023) and in Europe. COPAXONE is indicated for the treatment of patients with relapsing forms of MS (“RMS”), including the reduction of the frequency of relapses in relapsing-remitting multiple sclerosis (“RRMS”), including in patients who have experienced a first clinical episode and have MRI features consistent with MS.

•

COPAXONE is believed to have a unique mechanism of action that works with the immune system, unlike many therapies that are believed to rely on general immune suppression or cell sequestration to exert their effect. COPAXONE provides a proven mix of efficacy, safety and tolerability.

•	In certain European countries, Teva remains in litigation against generic companies regarding COPAXONE.

•

The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral branded and generic treatments for MS, such as Tecfidera® (generic: Dimethyl) and Gilenya® (generic: Fingolimod) continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus®, Kesimpta® and Tysabri®.

Oncology

Our innovative oncology medicines portfolio mainly includes BENDEKA and TREANDA® in the United States.

BENDEKA and TREANDA

•

BENDEKA® (bendamustine hydrochloride) injection and TREANDA® (bendamustine hydrochloride) injection are approved in the United States for the treatment of patients with Chronic Lymphocytic Leukemia (“CLL”) and patients with indolent B-cell Non-Hodgkin’s Lymphoma (“NHL”) that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. We launched BENDEKA in the United States in January 2016. It is a liquid, low-volume (50 mL) and short-time 10-minute infusion formulation of bendamustine hydrochloride that we licensed from Eagle.

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

•

There are 18 patents listed in the U.S. Orange Book for BENDEKA with expiration dates in 2026 and 2031. In August 2021, the Court of Appeals for the Federal Circuit affirmed the district court’s decision upholding the validity of all of the asserted patents and finding infringement by two remaining ANDA filers. Another ANDA filer did not join the appeal, and Teva also settled with two ANDA filers.

•

Teva also settled litigation against three 505(b)(2) applicants, Hospira, Inc. (“Hospira”), Dr. Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”). Based on these settlement agreements, Hospira, Accord and DRL can launch their products on November 17, 2027, or earlier under certain circumstances. In 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product, and that litigation is still pending.

•

In addition to the settlement with Eagle regarding its bendamustine 505(b)(2) NDA, between 2015 and 2020, we reached final settlements with 22 ANDA filers for generic versions of the lyophilized form of

TREANDA and one 505(b)-(2) NDA filer for a generic version of the liquid form of TREANDA, providing for the launch of generic versions of TREANDA prior to patent expiration. Currently, there are multiple generic TREANDA products on the market.

Respiratory

Our respiratory portfolio includes rescue and maintenance inhalers in treatment classes that are most commonly used for patients with asthma and COPD. The list of products includes ProAir® RespiClick®, QVAR® Redihaler, BRALTUS®, CINQAIR/CINQAERO®, DuoResp® Spiromax® and AirDuo® RespiClick®.

•

QVAR RediHaler (beclomethasone dipropionate HFA) inhalation aerosol, a BAI, is indicated for the maintenance treatment of asthma as a prophylactic therapy in patients four years of age and older. In January 2024, Teva received notice of a Paragraph IV challenge to the QVAR RediHaler patents from an ANDA filer for the 40mcg/inhalation strength. In September 2024, Teva received notice of a Paragraph IV challenge to the QVAR RediHaler patents from an ANDA filer for the 80mcg/inhalation strength. Teva filed suits against the ANDA filer in the U.S. District Court for the District of New Jersey and these litigations are currently pending.

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

Our portfolio of inhalers utilizing innovative multi-dose dry powder inhaler (“MDPI”) platform includes ProAir Respiclick (albuterol sulfate) inhalation powder and AirDuo RespiClick (fluticasone propionate and salmeterol inhalation powder) in the U.S., as well as DuoResp Spiromax (budesonide and formoterol) in Europe.

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

On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale. The intention to divest is in alignment with our Pivot to Growth strategy. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all.

We provide contract manufacturing services related to products divested in connection with the sale of certain business lines, as well as other miscellaneous items. Our other activities are not included in our United States, Europe and International Markets segments described above.

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

We develop generic products for our United States, Europe and International Markets segments. Our focus is on high-value generics and complex formulations with complex technologies, which have higher barriers to entry. Generic R&D activities, which are carried out in development centers located around the world, include product formulation, analytical method development, stability testing, management of bioequivalence, bio-analytical studies, other clinical studies and registration of generic drugs in all of the markets where we operate. We also operate several clinics where most of our bioequivalence studies are performed as well as most of our Phase 1 studies for innovative medicines. We have more than 1,000 generic products in our pre-approved global pipeline, which includes products in all stages of the approval process: pre-submission, post-submission and after tentative approval.

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

We pursue biosimilar pipeline projects in other therapeutic and disease areas that leverage our global R&D and commercial areas of expertise. Biosimilar development activities, such as analytical method development, testing for analytical biosimilarity, pre-clinical work, chemical manufacturing and control, clinical studies and regulatory strategy, are conducted either in Teva’s various global development sites, or through our collaborations and strategic partnerships as mentioned below (see note 2 to our consolidated financial statements).

Our API R&D division focuses on the development of processes and physical compound characterization for the manufacturing of APIs, including intermediates, synthetic and fermentation products, for both our generic and proprietary drugs. Our facilities in various locations worldwide include one large development center focusing on synthetic products, three centers with specific expertise specializing in fermentation, semi-synthetic products and high-potency APIs, and a center for oligonucleotides and peptides. Our substantial investment in API R&D generates a steady flow of API products, supporting the timely introduction of generic products to market in compliance with increasing regulatory requirements. The API R&D division also seeks methods to continuously reduce API production costs, enabling us to improve our cost structure. On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale.

In line with our Pivot to Growth strategy, and our focus on internal growth that leverages our R&D capabilities, we have entered into, and expect to pursue, in-licensing, acquisition, collaboration, funding and other partnership opportunities to supplement and expand our existing innovative medicines and biosimilar pipeline (e.g., the transactions with mAbxience, Launch Therapeutics, Alvotech, Modag, Sanofi, Royalty Pharma and Biolojic). In parallel, we evaluate and expand the development scope of our existing R&D pipeline products as well as our existing products for submission in additional markets and additional indications.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of January 28, 2025:

	Phase 2	Phase 3
Neuroscience		Olanzapine LAI (TEV-‘749) Schizophrenia (September 2022)
Immunology	Duvakitug (anti-TL1A) (TEV-’574) (1) Inflammatory Bowel Disease	Dual Action Rescue Inhaler (DARI) (ICS/SABA; TEV-’248) (3) Asthma (February 2023)
Emrusolmin (2) (TEV-‘286) Multiple System Atropy

(1)	In collaboration with Sanofi.
(2)	In collaboration with Modag.
(3)	In collaboration with Launch Therapeutics.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including confirmatory clinical trials for biosimilars to Xgeva® (denosumab), which was submitted for regulatory review in Europe, Xolair® (omalizumab), the biosimilars to Eylea® (aflibercept) and Entyvio® (vedolizymab), which are in collaboration with Alvotech for the U.S. market, and a biosimilar in collaboration with mAbxience. Our proposed biosimilar to Prolia® (denosumab) was submitted for regulatory review in the U.S. and Europe. Our proposed biosimilars to Simponi® and Simponi Aria® (golimumab), which are in collaboration with Alvotech, were submitted for regulatory review in the U.S.

Operations

We operate our business globally and believe that our global infrastructure provides us with the following capabilities and advantages:

•	global R&D facilities that enable us to have a broad global generic pipeline and product line, as well as a focused pipeline of innovative medicines;

•	API manufacturing capabilities that offer a stable, high-quality supply of key APIs, vertically integrated with our pharmaceutical operations, which we intend to divest as mentioned above;

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

Pharmaceutical Production

We operate 34 finished dosage and packaging pharmaceutical plants in 27 countries. These plants manufacture solid dosage forms, sterile injectables, liquids, semi-solids, inhalers, transdermal patches and other medicinal products. In 2024, we produced approximately 72 billion tablets and capsules, and approximately 547 million sterile units.

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

In recent years, we have closed or divested a significant number of manufacturing plants in the United States, Europe, Israel, Japan and India in connection with a restructuring plan and our ongoing efforts to consolidate our manufacturing and supply network.

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

We have expertise in a variety of production technologies, including chemical synthesis, semi-synthetic fermentation, enzymatic synthesis, high-potency manufacturing, plant extract technology, peptides synthesis, vitamin D derivatives synthesis and steroids. Our advanced technology and expertise in the field of solid-state particle technology enable us to meet specifications for particle size distribution, bulk density, specific surface area and polymorphism, as well as other characteristics.

Our API facilities are required to comply with applicable cGMP requirements under U.S., European, Japanese and other applicable quality standards. Our API plants are regularly inspected by the FDA, European agencies and other authorities, as applicable. On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale.

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

Environment, Health and Safety

We are committed to business practices that promote socially and environmentally responsible economic growth. During 2024, we continued to make significant progress on our ESG strategy.

On Environment, Health and Safety (“EHS”), among other things, in 2024:

•

we continued the implementation of our global EHS management system in all countries where we operate, which promotes proactive compliance with applicable EHS requirements, establishes EHS standards throughout our global operations and helps drive continuous improvement in our EHS performance;

•

proactively evaluated EHS compliance through self-evaluation and an internal audit program in addition to some external audits, addressing non-conformities through appropriate corrective and preventative actions;

•	developed EHS leading indicators to drive consistent work patterns of high performing organizations; and

•	continued to promote climate change mitigation and adaptation strategy according to international standards.

Please see the section entitled “Environmental” from Teva’s 2023 Healthy Future Sustainability Report (which can be found on our website) for more detailed information regarding our environmental goals and activities. Nothing on our website, including Teva’s 2023 Healthy Future Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the U.S. Securities and Exchange Commission.

Quality

We are committed to complying with global quality requirements and guidance by developing and manufacturing our products in accordance with Current Good Clinical Practices (CGCP), Current Good Laboratory Practices (CGLP), and Current Good Manufacturing Practices (CGMP), thereby leveraging quality as a competitive advantage. In 2024, we continued our commitment to comply with regulatory authorities’ expectations in our manufacturing sites across the globe for safe, effective and quality products. We actively engaged in discussions with authorities to mitigate potential drug shortages and participated in several industry-wide task forces. We continue to focus on ensuring our systems and processes are designed to meet current regulatory expectations, are suitable to facilitate intended operations, and are sustainable to ensure a reliable supply of quality products globally. Our Quality Management System (QMS) makes quality a priority, enabling continuous improvement. We seek to ensure that quality is embedded in our corporate culture through employee training and is reflected in all our daily operations, ensuring the delivery of reliable and high-quality products.

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

The European market continues to be even more competitive, especially in terms of pricing, higher quality standards, customer service and portfolio relevance. We are one of a few companies with a pan-European footprint, while most of our European competitors focus on a limited number of selected markets or business lines. Our leadership position in Europe allows us to be a reliable partner to fulfill the needs of patients, physicians, pharmacies, customers and payers.

In our International Markets, our global scale and broad portfolio give us a competitive advantage over local competitors, allowing us to optimize our offerings through a combination of high-quality medicines and unique go-to-market approaches.

Furthermore, in several markets such as Japan, governments have issued or are in the process of issuing regulations designed to increase generic penetration. In Japan, ongoing regulatory pricing reductions and generic competition to off-patented products have negatively affected our sales. These conditions result in intense competition in generics, with generic companies competing for advantage based on pricing, time to market, reputation and customer service.

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

Employees

As of December 31, 2024, Teva’s global workforce consisted of 36,830 employees.

As a global company, we have employees in 57 countries around the world, representing a wide range of nationalities. In certain countries, we are party to collective bargaining agreements with certain groups of employees.

The following table presents our workforce headcount by employment type:

	December 31,
	2024	2023	2022
Full-time	33,892	35,001	34,004
Part-time	1,794	1,471	1,121
Contractor	1,144	1,379	1,701
Total	36,830	37,851	36,826
Total full time equivalent	36,167	37,226	36,520

The following table presents our workforce headcount by geographic area (excluding contractors)1:

	December 31,
	2024	2023	2022
United States(1)	5,104	5,438	5,249
Europe	18,555	18,602	17,834
International Markets (excluding Israel)	8,707	9,047	8,802
Israel	3,320	3,385	3,240
Total (excluding contractors)	35,686	36,472	35,125

We monitor our employee turnover on an ongoing basis, as it is an important indicator in connection with our human capital management that informs our understanding of our retention, recruitment and talent engagement.

[1]

Workforce headcount of employees was adjusted to reflect the change in our segments, with the move of Canada from our North America segment (now referred to as United States segment), to our International Markets segment.

Inclusion and Diversity

Teva’s Board of Directors and executive management view inclusion and diversity as important to our ability to innovate and grow our business, leveraging our diverse workforce to deliver on business excellence and innovation. We strive to create and sustain an inclusive and diverse work environment in furtherance of our business objectives.

We seek to foster an inclusive work environment that allows all people to express themselves and realize their full potential. Teva’s Position on Inclusion and Diversity outlines our commitment to establishing an enabling environment across all business units. Our Inclusion and Diversity (“I&D”) framework, governed by our I&D global team, provides a foundation for embedding I&D across our business. Our dedicated global I&D lead is responsible for the execution of the global I&D framework, including strategy and initiatives, partnerships and alignment of activities across regions and business units.

We are committed to pay equity at all levels and we conduct equitable pay research and report our findings annually in our ‘Healthy Future’ Sustainability Report. For example, in 2023, the most recent year for which findings are available, we conducted comprehensive equitable pay research among all of our employees, and found that among those in the same level, function/profession and location, we have no pay gap, paying women 0.01% more than men for base salaries. We take action to minimize any gaps identified during our annual rewards cycle. Because pay differences are often created when employees are hired into Teva or are promoted, we have worked with our talent acquisition team to introduce new tools and approaches to avoid pay differences during the offer stage.

In addition, we support a fair and inclusive hiring process for all employees. In 2024, we conducted a review of our talent acquisition process and modified elements to ensure it provides fair opportunities for individuals from all backgrounds. Our I&D global team monitors and assesses our I&D programs and efforts, using regular surveys to strengthen and adapt our programs, as needed. We seek to support our inclusive and diverse culture through employee resource groups (“ERGs”), mentoring programs and training, among other things.

In the U.S., the Teva Employee Resource Group Network represents several distinct ERGs, which have a key role in creating a culture of inclusion and bringing together employees with shared characteristics and life experiences to foster opportunities for networking, mentoring, collaboration, community outreach, career development, leadership training and cultural exchanges. Currently, our ERGs include groups for women, Black Heritage, Latinx, Abilities (individuals with disabilities), Veterans, and LGBTQ+.

In Israel, we partnered with several providers, including Co-Impact, to look beyond traditional recruitment efforts to increase integration of Arab populations.

In addition, we enhanced opportunities for learning and skills development on I&D-related topics through designated sessions to raise awareness, reduce bias and further integrate inclusive leadership among our people managers.

The following table presents percentage of our global employee population identifying as female and male, as of December 31, 2024:

	Female	Male
Total employees	47%	53%
Managers	49%	51%
Senior management	34%	66%

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

As a result of the state of war declared in Israel in October 2023 and the ongoing military activity in the region, the health, safety and wellbeing of our Israel-based employees have been a top priority. We provided support through mental health professionals, training for managers, designated support groups, and initiatives to support our employees’ families. In addition, we increased support of an emergency supply of medicines to hospitals, pharmacies and patients and we donated products and are providing other humanitarian aid. In late 2023, we established Support the Soul (‘Metaplim BaNefesh’), a holistic, large-scale, long-term solution to support and care for Israel’s therapists so they can more effectively treat those impacted by the events of the war in Israel. Despite the circumstances, we maintained full business continuity with an uninterrupted supply of medicines.

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

We maintain a range of learning resources to support employees of all levels in developing skills and contributing to Teva’s strategy, ultimately driving business performance. Much of our employee training is in-role, amplified by global online training and locally-tailored training modules to meet different challenges, help gain new leadership and essential skills and ensure compliance with our policies. In 2023, we introduced a new talent development system based on artificial intelligence (“AI”) capabilities to match employee skills with development opportunities across the company. By the end of 2024, we rolled out this capability to approximately 12,000 employees globally.

Our Teva Grow program for employees provides development in essential soft skills, success in a global setting and company knowledge. We also provide an extensive catalog of lessons from an online learning platform. For Teva managers, we refreshed our development programs to develop the skills, capabilities and mindset required of managers, taking into account our Pivot to Growth strategy.

We focus on succession planning through global talent review processes that identify and accelerate successors’ readiness to fill senior positions across Teva. In order to measure our success, we track the proportion of positions filled with internal successors and other related statistics.

Compensation, Benefits and Wellbeing

We provide competitive compensation, health and retirement programs for our employees. We offer variable pay in the form of bonuses and stock-based compensation for eligible employees and have one global annual bonus plan.

In 2024, we continued to focus on employee wellbeing. In addition to having our annual global wellbeing month dedicated to raising awareness of the importance of wellbeing, we leveraged practical tools and local programs to address the physical, financial, social and mental health needs of our employees and their families. We offer programs and initiatives that promote healthy nutrition, physical activity and mental wellbeing. For example, our organizations in many countries introduced or expanded employee assistance programs to cover psychological support and counseling for employees and their families. In addition, in the U.S., we launched a preventative medicine application. This application fuses AI technology with medical protocols and expertise to provide employees with health check-ups adapted to their age, health plan, location, risk factors and personal history.

Employee Engagement and Satisfaction

We have been monitoring employee morale during this time in many ways, including by conducting our annual employee survey. In 2024, we achieved 87% response rate, an increase of 1% compared to 2023. Results of the survey show that employee satisfaction across the survey dimensions have generally remained stable. Employees feel connected with Teva’s purpose and values, are confident in Teva’s positive impact on society, and believe they are treated with respect. In addition, they feel they are able to be themselves at work, they are treated fairly regardless of personal background or characteristics, and that Teva promotes a culture of diversity and inclusiveness.

Management reviews the survey results closely to determine areas for improvement and creates action plans to address any gaps. Survey results are communicated to employees though global communications and town halls and shared with our Board of Directors.

Please see the section entitled “Healthy People” in our Teva 2023 Sustainability Report (which is located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our 2023 ‘Healthy Future’ Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report or any other filing with the Securities and Exchange Commission.

Regulation

United States

Food and Drug Administration and the Drug Enforcement Administration

All pharmaceutical manufacturers selling products in the United States are subject to extensive regulation by the United States federal government, principally by the Food and Drug Administration (“FDA”) and the Drug Enforcement Administration (“DEA”), and, to a lesser extent, by state and local governments. The Federal Food, Drug, and Cosmetic Act (“FCDA”), the Controlled Substances Act (“CSA”) and other federal and state statutes and regulations govern or influence the development, manufacture, testing, safety, efficacy, labeling, approval, storage, distribution, recordkeeping, advertising, promotion, sale, import and export of our products. Our facilities are periodically inspected by the FDA, which has extensive enforcement powers over the activities of pharmaceutical manufacturers. Noncompliance with applicable requirements may result in fines, criminal penalties, civil injunction against shipment of products, recall and seizure of products, total or partial suspension of production, sale or import of products, refusal of the government to enter into supply contracts or to approve New Drug Applications (“NDAs”), Abbreviated New Drug Applications (“ANDAs”) or Biologics License Application (“BLAs”) and criminal prosecution by the U.S. Department of Justice (“DOJ”). The FDA also has the authority to deny or revoke approvals of marketing applications and the power to halt the operations of non-complying manufacturers. Any failure to comply with applicable FDA policies and regulations could have a material adverse effect on our operations.

FDA approval is required before any “new drug” (including generic versions of previously approved drugs) may be marketed, including new strengths, dosage forms and formulations of previously approved drugs. Applications for FDA approval must contain information relating to bioequivalence (for generics), safety, toxicity and efficacy (for new drugs), product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures generally require that commercial manufacturing equipment be used to produce test batches for FDA approval. The FDA also requires validation of manufacturing processes so that a company may market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to ensure compliance with regulatory standards and to verify the quality and safety of products.

The federal CSA and its implementing regulations establish a closed system of controlled substance distribution for legitimate handlers. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes drugs, substances, and certain chemicals used to make drugs into one of five schedules—Schedule I, II, III, IV, or V—depending on the drug’s acceptable medical use and the abuse or dependency potential. Facilities that manufacture, distribute, conduct chemical analysis, import or export any controlled substance must register annually with the DEA. The DEA performs an inspection of all entities requesting a DEA registration prior to issuing a controlled substance registration for review of the facility and material security, material handling procedures, record keeping, and reporting procedures. The DEA also performs cyclical inspections of all DEA registrants to review accountability, record keeping, and security. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action, such as civil penalties, refusal to renew necessary registrations or the initiation of proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) established the procedures for obtaining FDA approval for generic drug products. This act also provides market exclusivity provisions that can delay the approval of certain NDAs and ANDAs. One such provision allows a five-year period of data exclusivity for NDAs containing new chemical entities and a three-year period of market exclusivity for NDAs (including different dosage forms) containing new clinical trial(s) essential to the approval of the application. The Orphan Drug Act grants seven years of exclusive marketing rights to a specific drug for treatment of a rare disease or condition. The FDCA defines “rare disease or condition” as one that either affects fewer than 200,000 people in the U.S., or for which a manufacturer has no reasonable expectation of recovering drug treatment research and development costs. Market exclusivity provisions are distinct from patent protections and apply equally to patented and non-patented drug products. Another provision of the Hatch-Waxman Act extends certain patents for up to five years as compensation for the reduction of effective life of the patent which resulted from time spent in clinical trials and the FDA review process.

Under the Hatch-Waxman Act, any company submitting an ANDA or an NDA under Section 505(b)(2) of the FDCA (i.e., an NDA that, similar to an ANDA, relies, in whole or in part, on FDA’s prior approval of another company’s drug product; also known as a “505(b)(2) application”) must make certain certifications with respect to the patent status of the drug for which it is seeking approval. In the event that such applicant plans to challenge the validity or enforceability of an existing listed patent or asserts that the proposed product does not infringe an existing listed patent, it files a “Paragraph IV” certification. In the case of ANDAs, the Hatch-Waxman Act provides for a potential 180-day period of generic exclusivity for the first company to file a “substantially complete” ANDA with a Paragraph IV certification. This filing triggers a regulatory process in which the FDA is required to delay the final approval of subsequently filed ANDAs containing Paragraph IV certifications until 180 days after the first commercial marketing. For both ANDAs and 505(b)(2) applications, when litigation is brought by the patent holder, in response to this Paragraph IV certification, the FDA generally may not approve the ANDA or 505(b)(2) application until the earlier of 30 months or a court decision finding the patent invalid, not infringed or unenforceable. Submission of an ANDA or a 505(b)(2) application with a Paragraph IV certification can result in protracted and expensive patent litigation.

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

Our products also include biopharmaceutical products that are comparable to brand-name biologics, as well as products that are approved as biosimilar versions of brand-name biological products. While regulations are still being developed by the FDA relating to the Biologics Price Competition and Innovation Act of 2009 (“BCPIA”), which created a statutory pathway for the approval of biosimilar versions of brand-name biological products. The BPCIA authorizes the FDA to approve “abbreviated” BLAs for products whose sponsors demonstrate biosimilarity to reference products previously approved under BLAs. Biosimilarity to an approved reference product requires, among other things, that there are no differences in route of administration, dosage, form and strength and conditions of use. The FDA may also separately determine whether biosimilar products are interchangeable with their reference products. To be interchangeable, a biosimilar product must have the same clinical result as the reference product. The BPCIA provides a framework for addressing potential patent infringement disputes. The FDA has issued multiple guidance documents to provide a roadmap for demonstrating the interchangeability and development of biosimilar products.

In September 2022, the FDA User Fee Reauthorization Act of 2022 (“FUFRA”) was enacted in the United States. The FUFRA authorizes the FDA to collect user fees from parties that submit drug, biosimilar or medical device product applications for review or that are named in approved applications as the sponsor of certain products through FDA fiscal year 2027. These fees are used by the FDA to support the product review process at the agency. Various fees must be paid by these manufacturers at different times, such as annually and with the submission of different types of applications. In return for this additional funding, the FDA has entered into agreements with each of the affected industries (known as the “user fee agreements”) that commit the agency to interacting with manufacturers and reviewing applications such as NDAs, ANDAs and BLAs in certain ways, and taking action on those applications at certain times. The agency is obligated to set specific timelines to communicate with companies, meet with company product sponsors during the review process and take action on their applications.

The Inflation Reduction Act and Certain Government Programs

The Inflation Reduction Act (“IRA”) of 2022 was signed into law in August 2022. The IRA restructures Medicare’s benefit design and requires manufacturers of certain drugs to engage in price setting discussions with Medicare, imposes rebates and discount requirements under Medicare Part B and Medicare Part D, and replaces the Part D coverage gap discount program with a new discounting program. In particular, the U.S. Department of Health and Human Services (“HHS”) is directed to select a subset of medicines with the highest annual expenditures to Medicare Parts B and D that have been on the market for 9 years (or 13 years for biologics) without an available generic (or biosimilar) on the market. Drugs with an available generic or biosimilar, certain drugs that represent a limited portion of Medicare program spending, drugs with an orphan designation as their only FDA approved indication, and all plasma-derived products are exempt from the process. The law allows HHS to levy an excise tax and civil monetary penalties against non-compliant manufacturers or those who refuse to participate in the process. The CMS selected 10 Part D drugs for the first round in August 2024 which is expected to become effective commencing January 1, 2026. The second set of 15 Part D drugs selected by CMS was announced by CMS on January 17, 2025, which list included Teva’s Austedo and Austedo XR products. This initiates a price-setting process with CMS commencing June 2025, and the price set by the government is expected to become effective as of January 1, 2027. The drug price-setting program is currently subject to legal challenges, including by Teva. On January 15, 2025, Teva filed a lawsuit against CMS in the U.S. District Court for the District of Columbia, alleging that CMS’s implementation of the Drug Price Negotiation Program portion of the IRA is arbitrary and contrary to the plain meaning of the statute, in violation of the Administrative Procedure Act (“APA”), and is therefore unconstitutional. The IRA and the CMS’s price-setting program may undergo regulatory updates following the change in the U.S. federal administration.

The IRA also imposes rebate requirements on manufacturers of single-source generics and other drugs covered under Medicare Part B and Part D where the price increases of the drug outpace inflation. Multisource generics and all products with an average manufacturer’s price less than $100 per year, per individual, are exempt from these inflationary rebate requirements. The CMS will monitor for products with price increases higher than the rate of inflation on a quarterly basis. Rebates will be calculated as the total number of units sold multiplied by the amount the product exceeds the inflation-adjusted price, with 2021 as the base year to measure cumulative changes relative to inflation. Noncompliant manufacturers will be subject to a civil monetary penalty of at least 125% of the calculated rebate amount.

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

The incoming U.S. administration may propose policy changes to the Public Health Service’s 340B drug pricing program (the “340B program”) administered by the Health Resources and Services Administration (“HRSA”) that create additional uncertainty for Teva’s business. These may include changes to the level of scrutiny applied by HRSA to enforce any perceived 340B program noncompliance or impose restrictions on manufacturers as to how manufacturers administer their 340B pricing, and what requirements manufacturers can impose on 340B covered entities. Some regulatory restrictions by HRSA are currently subject to legal challenges and may undergo regulatory updates following administration changes or court decisions. Additionally, state legislators may also enact such similar laws and regulations. Some states have already enacted such laws and regulations, which are currently subject to legal challenges.

All state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage. In addition, a number of states, including New York, have enacted legislation that requires entities to pay assessments or taxes on the sale or distribution of opioid medications in order to address the misuse of prescription opioid medications. Finally, a number of states have established Prescription Drug Affordability Boards or similar review boards and implemented IRA-like price controls on pharmaceutical manufacturers. These proposals create new authorities for state regulatory bodies to control prices and/or limit reimbursement for certain drugs. Such efforts may expand to additional states.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the HHS, (e.g., the Office of Inspector General (“OIG”), Office for Civil Rights (“OCR”) and the Health Resources and Service Administration (“HRSA”)), the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our business practices, including our contractual arrangements and any future sales, marketing and scientific or educational grant programs may be required to comply with federal fraud and abuse laws, transparency requirements, and similar state laws, each as amended, as applicable. Such laws include, without limitation, state and federal fraud and abuse laws, including the federal Antikickback Statute (“AKS”), federal False Claims Act (“FCA”), and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers.

If our operations are found to be in violation of any such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to, among others, a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

Additionally, the federal Physician Payments Sunshine Act (the “Sunshine Act”), and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

Europe

General

In Europe, marketing authorizations for pharmaceutical products may be obtained either through a centralized procedure for a license valid in all member countries of the European Union, which is granted by the EMA, or through national procedures granted by the national competent authorities via a mutual recognition procedure which requires submission of applications in other chosen member states following approval by a so-called reference member state, a decentralized procedure that entails simultaneous submission of applications to chosen member states or occasionally through a local national procedure.

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

In addition to patent protection, exclusivity provisions in the European Union may prevent companies from applying for marketing approval for a generic product for eight years (or 10 years for orphan medicinal products) from the date of the first marketing authorization of the original product in the European Union. Further, the generic product will be barred from market entry (marketing exclusivity) for a further two years, with the possibility of extending the market exclusivity by one additional year under certain circumstances. As part of the European Commission’s review of the general pharmaceutical legislation, the provisions relating to regulatory exclusivity are currently under review. Proposed changes have been published in 2023 and amendments are being discussed. The implementation date and transitional provisions remain unclear.

The term of certain pharmaceutical patents may be extended in the European Union by up to five years upon grant of Supplementary Protection Certificates (“SPC”). The purpose of this extension is to increase effective patent life (i.e., the period between grant of a marketing authorization and patent expiration) to 15 years.

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

In July 2019, the SPC Manufacturing Waiver Regulation came into force in the European Union (subject to certain conditions) allowing products manufactured prior to SPC expiration to be exempt from SPC infringement if such products are manufactured for export to non-European Union markets or (no earlier than six months before SPC expiry) for launch in the European Union upon expiration of the SPC. This waiver applies from July 2, 2022 to all SPCs that came into effect after July 1, 2019 or, if the SPC was applied for after July 1, 2019, from the date the SPC comes into effect. This legislation was due to be reviewed prior to July 2024, but the review has been delayed.

Orphan designated products, which receive, under certain conditions, a blanket period of 10 years of market exclusivity, may receive an additional two years of exclusivity instead of an extension of the SPC if the requirements of the pediatric regulation are met. The criteria and protection period for orphan designated products are currently under review by the European Commission, as part of the review of the general pharmaceutical legislation referred to above.

The legislation also allows for R&D work during the patent and SPC term for the purpose of developing and submitting registration dossiers.

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

On June 1, 2023, the Unified Patent Court (“UPC”) Agreement and the unitary patent regulations entered into force. The UPC is a new European court with jurisdiction over disputes relating to European patents and currently covers 18 European Union participating Member States. During an initial transitional period ending in 2030 (which may be extended to 2037), both the UPC and national courts have jurisdiction over infringement or invalidity actions relating to European patents, unless the patentee has opted-out the patent from the jurisdiction of the UPC. After the transitional period, the UPC will have exclusive competence for disputes relating to European patents, without a possibility to opt-out. The unitary patent regulations introduced a new option for applicants at the European patent office to request the grant of a European patent with unitary effect over the 18 European Union participating Member States (instead of the traditional combination of national designations).

United Kingdom

On December 31, 2020, the United Kingdom formally left the European Union (also known as “Brexit”). As a result of Brexit, the European Medicines Agency (“EMA”) relocated its headquarters from London to Amsterdam. Following Brexit, the United Kingdom now regulates generic drugs and medical devices independently from the European Union. In the United Kingdom, while the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) handles the approval process and regulatory compliance requirements for products supplied to United Kingdom patients, the MHRA’s regulatory process still generally follows those of the EMA. Although certain regulatory and technical challenges remain, we continue to have processes and contingencies in place to minimize their impact, and to maintain our ability to supply medicines to patients in the United Kingdom, and to supply medicines made in the United Kingdom to other markets.

Medical Devices

Although not subject to FDA regulation as standalone medical devices, certain of our products are regulated as medical devices in the European Union. In 2017, the European Union adopted the European Union Medical Device Regulation (“EU MDR”), replacing the prior European Union Medical Device Directive (“EU MDD”) framework. The EU MDR specifies new risk classification rules, as well as changes to clinical studies, post-marketing surveillance, device traceability and oversight by notified bodies. The EU MDR became applicable on May 26, 2021. Transitional provisions (which were extended in early 2023) apply to the marketing of devices certified under the MDD under certain conditions and depending on the device’s risk classification. In the U.K., the EU MDD, as adopted into U.K. law, remains applicable to all medical devices, although new UK legislation relating to medical devices is expected in 2025.

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

Miscellaneous Regulatory Matters

We are subject to various national, regional and local laws of general applicability, such as laws regulating working conditions. We are also subject to country specific data protection laws and regulations applicable to the collection and processing of personal data around the world. In addition, we are subject to various national, regional and local environmental protection laws and regulations, including those governing ESG related matters, such as mandatory reporting and due diligence obligations. We are also subject to various national, regional and local laws regulating how we interact with healthcare professionals and representatives of government that impact our promotional and other commercial activities. Additionally, we may be subject to various new national, regional and local laws and regulations, such as the NIS2 Directive, the Cyber Resilience Act, the Digital Services Act, the Data Act, the Data Governance Act, the California Climate Corporate Date Accountability Act, the California Climate-Related Financial Risk Act, the EU’s Directive No. 2464/2022 on Corporate Sustainability Reporting (“CSRD”), the European Health Data Space or the revision of the European Pharmaceutical Legislation (both not yet agreed), which could impact our business activities and processes. Many countries outside the EU have enacted cybersecurity laws, which laws may relate to Teva depending on the circumstances.

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

In July 2020, the European Court of Justice in a case known as “Schrems II”, invalidated the adequacy of the EU-US Privacy Shield Certification Programme under the EU General Data Protection Regulation (“GDPR”) and called into question the framework in which personal data can be transferred from the EU to outside the EU. As a result, companies are required to conduct and document comprehensive data transfer assessments, and if supplementary measures cannot address an adequate level of protection, then such transfers shall be restricted. In July 2023, the European Commission determined that the Data Privacy Framework (“DPF”), a replacement for the invalidated EU-US Privacy Shield, ensures an adequate level of protection for EU personal data transferred to the United States. Today, many other countries outside the EU are also implementing their own personal data transfer framework, and as such we continue to monitor global developments to address requirements regarding international data transfers. On August 1, 2024, the EU Artificial Intelligence Act Regulation (EU) 2024/1689 came into force, which regulates companies’ use of artificial intelligence systems. We have already begun to prepare for implementation once the relevant provisions come into force and are continuously monitoring further regulatory developments in the area both within the EU and in other jurisdictions. Many countries outside the EU have started working on local laws, or issued administrative measures, frameworks or guidance related to the use of artificial intelligence.

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

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”) mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA also sets forth federal rules protecting the privacy and security of protected health information (“PHI”). The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA. In 2009, the law was amended to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and significantly increased the monetary penalties for violations of HIPAA. We have established administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI to the extent we are subject to HIPAA maintained or transmitted by such entities.

Numerous states have or are in the process of enacting state level consumer privacy laws and regulations governing the collection, use and processing of personal data. Additionally, the California Consumer Privacy Act of 2018 (“CCPA”) as amended established a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Further, the California Privacy Rights Act (“CPRA”), effective January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022), creates additional obligations with respect to processing and storing personal information. While clinical trial data and information governed by HIPAA are currently exempt from the current versions of the CCPA and CPRA, other personal information may be applicable and possible changes to the CCPA and CPRA may broaden its scope.

Some states have or in the process of enacting state consumer health information privacy laws (e.g., Washington’s My Health My Data Act) requiring protection of state residents’ health information not protected by HIPAA and potentially requiring reporting to state regulators with respect to our health and patient information privacy governance and practices.

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

In November 2013, the federal Drug Supply Chain Security Act (the “DSCSA”) became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. By November 2018, all manufacturers and re-packagers were required to mark each prescription drug package with a unique serialized code. Per the enhanced drug distribution security section of DSCSA, manufacturers were required by November 2023 to have systems and processes in place to verify product at the package level and electronically provide package level serial number details to downstream trading partners. Although the FDA announced additional extensions and periods of enforcement discretion in August 2023 and October 2024, Teva’s packing sites, distribution centers and CMOs for the U.S. market comply with the requirements. Additionally, in February 2019, the EU enacted the Falsified Medicines Directive (“FMD”), traceability requirements for drug products, which Teva complies with as well. Other countries are following suit with variations of two main requirements: (i) to be able to associate the unit data with the uniquely-identified shipping package, or (ii) to report the data for tracking and tracing of products, reimbursements and other purposes. Certain countries, such as Russia, China, Korea, Turkey, Argentina, Brazil and India (for exported products), already have laws mandating serialization and aggregation and we are working to comply with these requirements. Other countries, including India (for domestic market), Indonesia, Kazakhstan, Malaysia, Taiwan, Ukraine and other Latin American countries are currently considering mandating similar requirements.

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

Our 2024 ESG Progress report, which will provide enhanced ESG disclosures, is expected to be published in April 2025. Information in our ESG Progress Report shall not be deemed incorporated by reference into this Annual Report or any other filing with the SEC.

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

Sales of our generic medicines have historically represented and are expected to continue to represent a significant portion of our business. In 2024, total revenues from sales of our generic medicines in all our business segments were $9,461 million, or 57.2% of our total revenues. As part of our Pivot to Growth strategy, we are focusing on a prioritized portfolio and pipeline of high-value generics opportunities. However, generic pharmaceuticals are generally less profitable than innovative medicines, and have faced price erosion in each of our business segments, placing even greater importance on our ability to continually introduce new products. Although we intend to invest in the development of more complex, high-value generic products such as drug device combinations and long-acting injectables, there is no assurance as to when we will be successful in achieving our expected results, if at all.

We also expect to continue to experience significant adverse challenges in the U.S. generics market deriving from limitations on our ability to influence generic medicine pricing in the long term and a decrease in value from future launches and growth. If we experience further difficulty in this market, this may continue to adversely affect our revenues and profits from our United States business segment or cause us to recognize one or more goodwill impairments relating to this reporting unit.

Sales of our generic products may be adversely affected by the concentration of our customer base and commercial alliances among our customers.

A significant portion of our sales are made to relatively few U.S. retail drug chains, wholesalers, managed care purchasing organizations, mail order distributors and hospitals. These customers have undergone significant consolidation and formed various commercial alliances, which may continue to increase the pricing pressures that we face in the United States. The presence of large buying groups, and the prevalence and influence of managed care organizations and similar institutions, have increased pressure on price, as well as terms and conditions required to do business. In the United States, several large buying groups account for the majority of generics purchases, enabling each of them with significant bargaining power. Additionally, our customers may form commercial alliances which result in heightened pricing pressure and competition in the markets in which we operate. For example, several major hospital systems in the United States formed a nonprofit company in 2018 to manufacture their own generic medicines. We expect the trend of pricing pressures from our customers and price erosion to continue.

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

Our generic drugs face intense competition. Prices of generic drugs may, and often do, decline, sometimes dramatically, especially as additional generic pharmaceutical companies receive approvals and enter the market for a given product and competition intensifies. Consequently, our ability to sustain our sales and profitability on any given product over time is affected by the number of companies selling competitive products, including new market entrants, and the timing of their approvals. For example, although in 2024, the majority of the increase in revenues in our U.S. generics business were driven by higher revenues from lenalidomide capsules (the generic version of Revlimid®), this trend may not continue due to the intense competition expected in the coming years. The goals established under the Generic Drug User Fee Act, and increased funding of the FDA’s Office of Generic Drugs, have led to more and faster generic approvals, and consequently increased competition for some of our products. The FDA has stated that it has established new steps to enhance competition, promote access and lower drug prices and is approving increasing numbers of generic applications. While these FDA initiatives are expected to benefit our generic product pipeline, they will also benefit competitors that seek to launch products in established generic markets where we currently offer products. In recent years, there has also been an increase in the number of generic manufacturers targeting significant new generic opportunities with exclusivity under the Hatch-Waxman Act, or which are complex to develop. Many of the smaller generic manufacturers have increased their capabilities, level of sophistication and development resources in recent years. The FDA has also been limiting the availability of exclusivity periods for new products, which reduces the economic benefit from being first-to-file for generic approvals. For example, the 180-day market exclusivity period under the Hatch-Waxman Act for a new product can be forfeited by failure to obtain approval or to launch a product within a specified time or if certain conditions exist, some of which may be outside our control. The failure to maintain our industry-leading performance in the United States on first-to-file opportunities and to develop and commercialize high complexity generic products could adversely affect our sales and profitability.

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

Additionally, pharmaceutical pricing reforms in the United States have also been introduced through the enactment of the Inflation Reduction Act of 2022 (the “IRA”), which could lead to greater pricing pressures on our products. For more information, see “—Risks related to compliance, regulation and litigation—Our operations are subject to complex legal and regulatory environments.” If we fail to comply with applicable laws and regulations we may suffer legal consequences that may have a material effect on our business, operations or reputation.

In the European Union, certain exclusivity provisions may prevent companies from applying for marketing approval for a generic product for a certain amount of years, and further, the generic product will be barred from market entry (marketing exclusivity) for an additional two years, which may be extended by a year in certain circumstances. See “Item 1—Business—Regulation” for more information.

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

Although we believe we have one of the most extensive pipelines of generic products in the industry, we have in the past been unable to successfully execute a number of generic launches and may face similar challenges in the future. As a result of delays in the timing of launches, we may not be able to realize the economic benefits anticipated in connection with our planned launch timing. If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products in the United States resulting from pricing pressures and accelerated generics approvals for competing products. Such unsuccessful launches can be caused by many factors, including, delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays to execute launches of new generic products could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to take advantage of the increasing number of high-value biosimilars opportunities.

We aim to be a global leader in biopharmaceuticals. As part of our Pivot to Growth strategy, we have been capitalizing on our late-stage pipeline of biosimilar products. The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex evolving regulation. Due to the complex process and significant financial and other resources required to develop biosimilars, obstacles and delays, including budget constraints, may arise, which increase the cost of development or force us to abandon a potential product in which we may have invested substantial amounts of time and resources. We have made and will continue to make significant investments and collaborations to capitalize on biosimilar opportunities. However, the market for biosimilar products, in particular for key lifecycle products, is facing increasingly intense competition, including from new market entrants, growing pricing pressures, as well as from existing innovative products that maintain a significant market share, and there is no assurance that we will be able to successfully capitalize on biosimilar opportunities. Failure to develop and commercialize biosimilars, either by us or through collaborations with third parties, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our innovative medicines face intense competition from companies that have greater resources and capabilities and we must make significant investments in our pipeline of innovative medicines to address such competition, which may not achieve expected results.

We face intense competition to our innovative medicines. As part of our Pivot to Growth strategy, we have been focused on delivering on our growth engines, mainly AUSTEDO, AJOVY and UZEDY, and stepping up the innovation of our late-stage innovative pipeline assets. However, many of our competitors are larger and/or have substantially more experience in the development, acquisition and marketing of branded, innovative and consumer-oriented products. They may be able to respond more quickly to new or emerging market preferences or to devote greater resources to the development and marketing of new products and/or technologies than we can. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, we must demonstrate the benefits of our products relative to competing products that are often more familiar or otherwise better established to physicians, patients and third-party payers. If competitors introduce new products or new variations on their existing products, our marketed products, even those protected by patents, may be replaced in the marketplace or we may be required to lower our prices. For example, the following may have a significant effect on our financial results and cash flow:

•

AUSTEDO: our future success depends on our ability to maximize the growth and commercial success of AUSTEDO and AUSTEDO XR. If our revenues derived from AUSTEDO and AUSTEDO XR do not increase as expected if we lose market share to competing therapies, it may have an adverse effect on our results of operations;

•

AJOVY faces strong competition from two products that were introduced into the market around the same time and are competing for market share in the same space, as well as from other emerging competing therapies, including oral CGRP products;

•

UZEDY is a late entrant in the atypical antipsychotic long-acting injectables (LAIs) space and faces significant competition from multiple well-established products. Although UZEDY is well differentiated in the LAI space, more branded and generic products that recently launched or will launch in the near future can further impact UZEDY’s growth;

•

COPAXONE faces competition from generic versions in the U.S. and competing glatiramer acetate products in Europe, as well as from orally-administered therapies. Since the introduction of generic and oral competition, COPAXONE’s revenues and profitability have decreased. We expect the trend of decreasing revenues and profitability for COPAXONE to continue in the future; and

•

there is a trend in the innovative medicines industry of seeking to “outsource” drug development by acquiring companies with promising drug candidates and we face substantial competition from historically innovative companies, as well as companies with greater financial resources than us, for such acquisition targets.

In order to remain competitive, we must invest significant resources to expand our pipeline for innovative medicines and biosimilars, both through our own efforts and through collaborations with, and in-licensing or acquisition of products from, third parties. We have entered into, and expect to pursue, in-licensing, acquisition, collaboration, funding and partnership opportunities to supplement and expand our existing innovative medicines and biosimilar pipeline, such as our collaborations with Alvotech, Modag, Sanofi, Royalty Pharma, Biolojic, Launch Therapeutics and mAbxience. However, there is no assurance that such collaborations will achieve the results we expect and we or our counterparties could fail to perform the obligations thereunder, including due to the failure to obtain regulatory approvals and increasing competition, pricing pressures and other financial constraints.

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

The development and commercialization process, particularly with respect to innovative medicines and biosimilar medicines, as well as complex generic medicines that we increasingly focus on, is both time-

consuming and costly, and involves a high degree of business risk. Our products currently under development, if and when fully developed and tested, may not perform as we expect. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to produce and market such products successfully and profitably. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products.

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

Efforts to defend the validity of our patents are expensive and time-consuming, and there can be no assurance that such efforts will be successful. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practices regarding the enforcement of intellectual property rights and may also be impacted by regulatory actions taken by governmental authorities that affect our ability to use and maintain our intellectual property rights. The loss of patent protection or regulatory exclusivity on innovative medicines, including potential challenges to our Orange Book patent listings in the United States, could materially impact our business, results of operations, financial condition and prospects.

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

Risks related to our significant indebtedness

We have significant debt outstanding, which requires significant interest and principal payments, requires compliance with certain covenants and restricts our ability to incur additional indebtedness or engage in other transactions.

As of December 31, 2024, we have consolidated debt of $17,783 million outstanding, compared to $19,833 million outstanding as of December 31, 2023. The cash required to finance our interest and principal payment obligations under such debt reduces the cash available to fund our capital expenditures and grow our business and reduces our flexibility to respond to changes in economic and industry conditions. If we are unable to meet our debt service and other financial obligations, we could be forced to restructure or refinance our indebtedness, seek additional debt or equity capital or sell assets. We may be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, incur significant transaction fees or include more restrictive covenants. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and note 9 to our consolidated financial statements for a detailed discussion of our outstanding indebtedness.

Our unsecured syndicated sustainability-linked revolving credit facility (“RCF”) contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum leverage ratio, which becomes more restrictive over time. Non-compliance with such covenants, under certain circumstances, may result in our inability to borrow under the RCF or an event of default in all borrowings under the RCF. Additionally, non-compliance with such covenants, when greater than a specified threshold amount as set forth in each series of senior notes and when sustainability-linked senior notes is outstanding, could lead to an event of default under our senior notes and sustainability-linked senior notes due to cross acceleration provisions.

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

We may consider issuing additional debt or equity securities in the future to refinance existing debt or for general corporate purposes, including to fund our growth strategies, and to fund potential acquisitions or investments. If we issue ordinary equity, convertible preferred equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest and potentially lowering our credit ratings. Our ability to incur debt may also be impacted by our credit ratings, which could impact the cost and availability of our future borrowings and, accordingly, our cost of capital. We have in the past been and may in the future be subject to ratings downgrades or negative outlooks by ratings agencies, which could negatively impact our ability to raise debt or borrow funds in amounts or on terms that are favorable to us, if at all. Additionally, capital and credit markets, which have been disrupted by macroeconomic pressures, have experienced volatility. As a result, access to additional financing may be challenging and is largely dependent upon market conditions, which could materially impact our business, results of operations, financial condition and prospects. If we are unable to raise additional funds in the future in amounts and on terms that are acceptable to us, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

Risks related to our general business and operations

Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

In response to rising inflation in recent years, central banks in the markets in which we operate, including the United States Federal Reserve, have tightened their monetary policies and raised interest rates, and any developments to such measures are difficult to predict in anticipation of the macroeconomic and political developments. Higher interest rates and volatility in financial markets could lead to additional economic uncertainty or recession. Increased inflation rates have increased our and our suppliers’ operating costs, including labor costs, manufacturing costs and R&D costs. If we are unable to manage rising costs as a result of inflation and its broader effects on the markets in which we operate in the future, our operations may be materially affected. In addition to rising inflation, the global economy has also been impacted by fluctuating foreign exchange rates and geopolitical tensions, which could result in supply chain disruptions. Supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. As we have substantial international operations, fluctuations in exchange rates between the currencies in which we operate and the U.S. dollar could increase our operating costs and adversely affect our results of operations, profits and cash flows. The duration and extent of rising inflation, higher interest rates, foreign exchange rate fluctuations, geopolitical tensions and other macroeconomic headwinds are uncertain and we cannot accurately predict whether we will be able to effectively mitigate their impact on our business.

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

Widespread outbreaks of disease or other public health crises and responses thereto have in the past and may in the future negatively impact the global economy, disrupt global supply chains and create significant volatility and disruption of financial markets. For example, during the COVID-19 pandemic, we experienced disruptions in countries and regions in which we manufacture our products and conduct our clinical trials, as well as changes in customer stocking and purchasing patterns. In response to the COVID-19 pandemic, we temporarily closed certain of our facilities and faced other protectionist measures and restrictions imposed by government, which caused certain delays and disruptions in our materials, supply, and which also resulted in delays in our clinical trials due to slowdowns in recruitment for studies and suspended regulatory inspections, delays in regulatory approvals of new products due to reduced capacity or re-prioritization of regulatory agencies and delays in pre-commercial launch activities. The new working environment that emerged as a result of the COVID-19 pandemic, with many employees working remotely, also increased the exposure of many companies, including us, to cyber-attacks and data security breaches. Future outbreaks of disease, including a resurgence of COVID-19, and any government response thereto, could have a material adverse impact on the global economy, our supply chain, our business operations, and our financial performance.

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

Any workforce reduction and site consolidation may result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities, the disruption of business continuity and legal claims from affected employees, all of which could negatively affect operational efficiencies and our ability to achieve growth and profitability through the development and sale of new pharmaceutical products. We cannot guarantee that, following such efficiency measures, our business will be more efficient or effective.

Significant disruptions of our information technology systems could adversely affect our business.

We rely extensively on information technology systems (including cloud services) in order to conduct business, including systems managed by third-party service providers. These systems include programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, processing payments to employees and vendors, calculating sales receivables, generating our financial results, and complying with information technology security compliance and other regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer significant interruptions in conducting our business, which may adversely impact our business, financial condition and results of operations.

Furthermore, our systems and networks, and those managed by our third-party service providers, have been, and are expected to continue to be, the target of increasingly advanced and evolving cyber-attacks which may pose a risk to the security of our systems and the confidentiality, availability and integrity of our data, as well as disrupt our operations or damage our facilities or those of third parties. Our exposure to cybersecurity risks may be heightened by the global scope of our operations. Because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, despite our attention to such threats, we may face difficulties in anticipating and implementing adequate preventative measures or mitigating harms after such an attack. Cybersecurity attacks may become increasingly complex as they are enhanced or facilitated by the emergence of new technologies such as artificial intelligence (“AI”) that are used to identify and target new vulnerabilities in our information technology systems or those of our customers, third-party vendors and other business partners. For example, AI and deepfake technologies could be used to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. There is no assurance that we, our customers, third-party vendors or other business partners will be able to promptly and effectively respond to such new increasingly sophisticated threats. Additionally, there is no assurance that we will be able to leverage the use of AI technologies within our business, which may position us in a competitive disadvantage relative to our competitors.

In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber-attacks. Any manipulation, theft, loss and/or fraudulent use of customer, employee or proprietary data as a result of a cyber-attack targeting us or one of our third-party service providers could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators. A cyber-attack on our information technology systems may lead to substantial interruptions in our business, legal claims and liability, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data security breach or disruption, unauthorized access, or failure of systems.

A data security breach could adversely affect our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, proprietary business information and personally identifiable information (including of our employees, customers, suppliers and business partners). Any data breach may subject us to civil fines and penalties, or regulatory orders, fines or sanctions such as under the EU GDPR or EU NIS2, or equivalent under relevant national laws, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended, and other relevant state and federal privacy laws in the United States, including the California Consumer Privacy Act (“CCPA”) and other laws and regulations including across our International Markets. Our failure, or the failure of our third-party vendors, to comply with applicable laws and regulations relating to data security and our involvement or the involvement of any of our third-party vendors in any data security incidents could result in legal claims and liability, obligations to report incidents to governmental agencies, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

We have procedures, tools, processes and services in place to detect and respond to cyber-attacks, data breaches, security incidents, and compromises of personal and other information. If our efforts to protect the security of data are unsuccessful, a cyber-attack, data breach, security incident, or compromise of personal information may result in costly legal claims and liability, financial penalties, government enforcement actions, for example under the EU GDPR or EU NIS2, private litigation, negative publicity or a reduction in supply of essential medicines to the public, or regulator orders requiring us to change the way our business is conducted, each of which could further result in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer.

The manufacture of our products is highly complex, and an interruption in our supply chain or problems with internal or third party manufacturing could adversely affect our results of operations.

Our products are either manufactured at our own facilities or obtained through supply agreements with third parties. Many of our products are the result of complex manufacturing processes, and some require highly specialized raw materials. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with or shortages of raw materials, natural disasters, extreme weather events such as floods, heatwaves, blizzards, hurricanes, wildfires, the rise of sea level, and water stress, and other environmental factors. Additionally, as our manufacturing plants and equipment age, they may become more prone to failure. If we are not able to make capital improvements to such plants and equipment, or if they otherwise deteriorate, we could experience disruptions to our operations, manufacturing delays, further obsolescence and increased costs associated with repairs, which could have a material adverse effect on our business and financial condition.

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

A significant portion of our costs is comprised of raw materials for our products as well as energy, transportation and labor costs for our manufacturing and operations. We have experienced increases in labor and other operational costs, partly due to macroeconomic pressures. While we seek to pass along such increased costs to our customers, there is no assurance that we will be able to successfully and promptly increase our pricing to offset such increased costs in the future. Our ability to increase our pricing may be limited or delayed by regulatory restrictions and we may only be able to increase our pricing to the extent our competitors also increase their prices, as any increase in our pricing exceeding that of our competitors could negatively impact our competitive position. Any failure to effectively and timely pass along our increased costs to our customers may adversely impact our results of operations and financial condition.

We have significant operations globally, including in countries that may be adversely affected by political or economic instability, major hostilities or acts of terrorism, which exposes us to risks and challenges associated with conducting business internationally.

We are a global pharmaceutical company with worldwide operations. While a substantial majority of our sales in 2024 were in the United States and Europe, and an increasing portion of our sales and operational network are located in other regions. Certain of the regions in which we operate may be more susceptible to political and economic instability, such as the state of war declared in Israel in October 2023 and the ongoing military activity in the region, as well as the conflict between Russia and Ukraine, that could result in a loss of sales in such regions. Our global headquarters and several manufacturing and R&D facilities are located in Israel and currently remain largely unaffected, and we have no manufacturing or R&D facilities in Russia or Ukraine. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of these and other geopolitical conflicts that may arise in the future, cannot be predicted at this time and could have an effect on our business, exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

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

Our corporate headquarters and a portion of our manufacturing activities are located in Israel. Our Israeli operations are dependent upon materials imported from outside Israel. Accordingly, our operations and information technology systems could be materially and adversely affected by acts of terrorism, including through cybersecurity threats, or if major hostilities were to escalate in the Middle East or trade between Israel and its present trading partners were materially impaired, including as a result of acts of terrorism in the United States or elsewhere. The state of war declared in Israel in October 2023, and the ongoing military activity in the region, may result in disruption to our operations and facilities, such as our manufacturing and R&D facilities located in Israel, and impact our employees, some of which are military reservists being called to active military duty, and impact the economic, social and political stability of Israel.

Our continued success depends on our ability to attract, hire, integrate and retain highly skilled key personnel.

Given the size, complexity and global reach of our business and our multiple areas of focus, we are especially reliant upon our ability to recruit and retain highly qualified management and other key employees. Our ability to attract and retain such employees may be diminished by the financial, legal and regulatory challenges we have faced in recent years, the increased importance of delivering on corporate sustainability goals and their reputational impact as well as increased competition for talent. In addition, the success of our R&D activity depends on our ability to attract and retain sufficient numbers of skilled scientific personnel. Changes in our management as a result of the appointment or departure of members of management and other key employees may also cause disruptions to our business and result in the loss of key personnel with institutional knowledge of our business, negative impacts on our relationships with existing employees and customers and increased operating costs related to integrating new personnel. Any difficulty in recruiting, hiring, integrating, retaining and motivating talented and skilled members of our organization may impair or delay our ability to execute our Pivot to Growth strategy.

We may not be able to find or successfully bid for suitable acquisition targets or licensing opportunities, or consummate and integrate future acquisitions.

In addition to pursuing organic growth opportunities, we intend to continue to evaluate and pursue potential acquisitions, strategic alliances, joint ventures and licenses, among other transactions, as part of our strategy to optimize our business and product portfolio and reallocate resources to fund growth. Relying on such transactions as sources of new innovative medicines, biosimilar and other products, or as a means of growth, involves risks that could adversely affect our future revenues and operating results. We may not be successful in seeking or consummating appropriate opportunities to enable us to execute our business strategy. We may not be able to pursue opportunities due to financial capacity constraints, we may not be able to obtain necessary regulatory approvals, and we may fail to consummate an announced transaction. We may fail to integrate acquired assets successfully into our existing business, and could incur or assume significant debt and unknown or contingent liabilities, including, among others, patent infringement, product liability or breach of diligence claims. In addition, we, or the partners with which we may enter into licensing or other collaboration agreements, may not be able to perform effectively under such agreements, impairing our ability to monetize opportunities related to them.

We may decide to sell, close or otherwise divest business units, assets or facilities, and any failure to successfully and cost-effectively consummate such divestitures could adversely affect our prospects and opportunities for growth.

We will continue to consider selling, closing or otherwise divesting certain business units, assets and facilities as the focus of our business evolves, including as part of our Pivot to Growth strategy, if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. For example, as previously announced, we intend to divest our API business, which divestiture is subject to various conditions, including reaching an agreement with a prospective purchaser on terms satisfactory to Teva, satisfying any conditions to closing the divestiture and obtaining any necessary approvals. We have also closed or divested a significant number of manufacturing plants and R&D facilities in the past and may close or divest additional plants and facilities as part of our ongoing efforts regarding optimizing our business. There can be no assurance that we will be able to complete any divestitures of our business units, assets or facilities, including our intended divestiture of our API business, on the timing or upon the terms we expect, if at all. Such divestitures may also divert management’s attention from our core business operations, increase our expenses in the short-term and disrupt our relationships with existing employees, customers or suppliers.

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

We operate around the world in complex legal and regulatory environments. For instance, we must comply with requirements of the FDA, EMA, U.S. state licensure bodies, and other healthcare regulators with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products, as further described below. We are also subject to pricing laws, including newly-enacted state laws in the United States, which impose penalties for pricing certain products above state-defined threshold, as well as competition laws, economic sanctions, export controls, import and trade laws and regulations, anti-bribery laws, privacy laws, cGMP requirements, labor laws and health and safety laws. Any failure to comply with applicable laws, rules and regulations may result in civil and/or criminal legal proceedings and lead to fines, damages, mandatory compliance programs and other sanctions and remedies that may materially affect our business and operations as well as our reputation. In addition, as rules and regulations change or as interpretations of those rules and regulations evolve, our prior conduct may be investigated.

Our business operations are subject to extensive regulation by the FDA and various other U.S. federal and state regulatory authorities, the EMA and other foreign regulatory authorities that establish requirements relating to, among other things, manufacturing practices, product labeling, and advertising and post marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs. We may continue to experience similar delays. No assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once approval or marketing authorization has been obtained for a product.

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

Additionally, the enactment of the IRA represents the most significant pharmaceutical pricing reform in the United States to date and includes legislative changes that could lead to greater pricing pressures on our products, which could be material, such as amendments to (i) eliminate the “donut hole” under the Medicare Part D program beginning in 2025; (ii) modify the “noninterference” provisions of the Medicare Part D enabling statute to require the U.S. Department of Health and Human Services to set the prices of a subset of drugs and biologics with the highest annual expenditures under Medicare Parts B and D, which as of January 2025 includes AUSTEDO and AUSTEDO XR and in the future, could include other innovative products and biologics within our portfolio of products; and (iii) impose manufacturer rebates on certain single-source Part B and Part D drugs when prices rise faster that the rate of inflation.

A number of state legislatures have been considering legislation that would implement IRA-like frameworks for state regulated insurance markets. There are uncertainties as to the extent to which the IRA and similar frameworks will be implemented under the incoming U.S. administration. We continue to monitor these legislative developments and evaluate whether any changes to our business practices and operations are necessary in order to comply with such legislative reforms and advocate for policies that support both innovation and access to high quality medicines for patients. However, we cannot accurately predict the ultimate impact of such legislative developments on our business or whether additional changes in regulatory policies will occur in the future.

Additionally, the incoming U.S. administration may propose policy changes that create additional uncertainty for Teva’s business. These may include new price restrictions on products Teva sells to Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets.

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

In the ordinary course of our business, we are exposed to lawsuits, claims, proceedings and government investigations that could preclude or delay the commercialization of our products or disrupt our business operations. We are currently subject to several governmental and civil proceedings and litigations relating to our pricing marketing, and manufacturing practices, intellectual property, product liability, competition matters, opioids, securities disclosures, financial reporting and accounting practices, corporate governance and environmental matters. These investigations and litigations are costly and involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of these proceedings may result in large monetary fines, damages, additional litigation, such as securities and derivative actions, and other non-monetary sanctions and remedies, such as mandated compliance agreements, all of which can be expensive and disruptive to our operations and business, and can impact decisions related to our product offerings and portfolio.

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

Under federal law, companies participating in the Medicaid Drug Rebate program must also participate in the Public Health Service’s 340B drug pricing program. See “Item 1—Business—Regulation” for more information.

The incoming U.S. administration may propose policy changes that create additional uncertainty for Teva’s business. These may include changes to the level of scrutiny applied by HRSA to enforce 340B program non-compliance, new price restrictions on products Teva sells to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries may result in increased pricing pressure by influencing the reimbursement policies of third-party payers. Healthcare reform legislation has increased the number of patients who have insurance coverage for our products, but provisions such as the assessment of a branded pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs may have an adverse effect on us. It is uncertain how current and future reforms, including any new legislation enacted during the incoming U.S. administration, in these areas will influence the future of our business operations and financial condition. In addition, “tender systems” for generic pharmaceuticals have been implemented (by both public and private entities) in a number of significant markets in which we operate, including in some European markets, in an effort to lower prices. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. These measures impact marketing practices and reimbursement of drugs and may further increase pressure on reimbursement margins. Certain other countries may consider the implementation of a tender system. Failing to win tenders or our withdrawal from participating in tenders, or the implementation of similar systems in other markets leading to further price declines, could have a material adverse effect on our business, financial position and results of operations.

Public concern over the abuse of opioid medications, increased legal and regulatory action and the nationwide settlement could negatively affect our business.

Certain governmental and regulatory agencies are focused on the abuse of opioid medications in the United States. U.S. federal, state and local governmental and regulatory agencies have conducted and may in the future conduct investigations of us, other pharmaceutical manufacturers and other supply chain participants with regard to the manufacture, sale, marketing and distribution of opioid medications. In June 2023, we consummated a nationwide settlement to settle claims brought by various states and political subdivisions in connection with our manufacture, marketing, sale and distribution of opioids. The payments required to be made under this settlement agreement and others may have an adverse impact on our operations and cash flows and there is no assurance that we will have the liquidity or other resources necessary to make such payments and provide supplies of naloxone hydrochloride nasal spray (our generic version of Narcan®) in the amounts and at the times required under the terms of our nationwide and other settlements. For further information, see “Opioids Litigation” in note 12b to our consolidated financial statements.

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

We are required to comply with competition laws in the territories where we do business around the world. Compliance with these laws has been the subject of increasing focus and activity by regulatory authorities, both in the United States and Europe, in recent years. Alleged actions by our employees, in violation of such laws, or evolving interpretations of competition law as applicable to certain practices, have exposed us, and may further expose us, to investigations and legal proceedings, which may result in significant liability for violations of competition laws, which may have a material adverse effect on our reputation, business, financial condition and results of operations. We have been and may in the future be subject to investigations, claims and proceedings relating to violations of these competition laws and regulations, such as the Sherman Act. In August 2023, we reached a deferred prosecution agreement with the DOJ to settle certain price-fixing and market allocation charges brought against us in 2020, and in October 2024, we reached a settlement agreement with the DOJ Civil Division to resolve potential False Claims Act claims based on similar allegations. In addition, we are a party to numerous civil claims brought by state officials and private plaintiffs alleging that Teva, together with other pharmaceutical manufacturers, engaged in conspiracies to fix prices and/or allocate market share of generic products in the United States. For further information, see “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements. If any investigations, claims or proceedings are adversely determined against us, we may face material adverse effects on our business, including monetary penalties, debarment from federally funded health care programs and reputational harm. We have been involved in numerous litigations involving challenges to the validity or enforceability of listed patents (including our own), and therefore settling patent litigations has been and will likely continue to be an important part of our business. There is continued scrutiny of our patent settlements, including from the U.S. Federal Trade

Commission (“FTC”) and the European Commission. Accordingly, we may receive formal or informal requests from competition law authorities around the world for information about a particular settlement agreement, and there is a risk that governmental authorities, customers, other downstream purchasers or others may commence actions against us alleging violations of antitrust laws based on our settlement agreements. We are currently defendants in antitrust actions brought by U.S. states, the European Commission and private plaintiffs involving numerous settlement agreements and, since 2015, we have been subject to a consent decree with the FTC, which imposes on us certain injunctive reliefs with respect to our ability to enter into patent settlements in the United States. The U.S. Congress and certain state legislatures in the United States have also passed, or have proposed passing, legislation that could adversely impact our ability to settle patent litigations. For example, the State of California has enacted legislation that creates a presumption, with certain exceptions and safe harbors, that various types of patent litigation settlements are anti-competitive, and imposes substantial monetary penalties on companies and individuals who do not comply. The enforcement of this law has been preliminarily enjoined on constitutional grounds, but such legislation still creates a risk of significant potential exposure for settling patent litigations and, in turn, makes it more difficult to settle in the first place, which could have a material adverse effect on our business.

Following calls in recent years from policy makers and other stakeholders in many countries for governmental intervention to address the high prices of certain pharmaceutical products, we are currently, and may in the future be, subject to governmental investigations, claims or other legal or regulatory actions regarding our pricing and/or other alleged exclusionary practices. These include, among others, U.S. Congressional investigations regarding both our innovative medicines and generic medicines, the European Commission’s proceedings related to COPAXONE with the recent decision by the European Commission from October 31, 2024, and litigation concerning the U.K. Competition and Markets Authority’s inquiry regarding hydrocortisone. Additionally, in June 2024, Teva received a civil investigative demand from the FTC, seeking documents and information related to patents listed in the Orange Book in connection with certain of the Company’s inhaler products, which followed letters sent by the FTC in November 2023 and April 2024, notifying Teva and other pharmaceutical companies as well as the FDA, under 21 CFR 314.53, that in the FTC’s view, certain of our and other pharmaceutical companies’ patents have been improperly listed in the Orange Book, resulting in potential delays to generic competition, and subsequently, certain members of the U.S. Congress expressed similar concerns of the FTC. Any such investigation may have a material adverse effect on our reputation, business, financial condition and results of operations. For further information, see “Competition Matters” and “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements.

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

Our business inherently exposes us to claims for injuries, including both physical injuries and/or related economic losses, allegedly resulting from the use of our products. As our portfolio of available products expands, particularly with new innovative medicines, we may experience increases in product liability claims asserted against us.

We maintain an insurance program, which may include commercial insurance, self-insurance (including direct risk retention), or a combination of both approaches, in amounts and on terms that it believes are reasonable and prudent in light of its business and related risks. We sell, and will continue to sell, pharmaceutical products that are not covered by product liability insurance. In addition, we may be subject to claims for which insurance coverage is denied, as well as claims that exceed our policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, we may not be able to obtain the type and amount of insurance we desire, or any insurance on reasonable terms, in the markets in which we operate. For further information see “Product Liability Litigation” in note 12b to our consolidated financial statements.

Any failure to comply with the complex reporting and payment obligations under the Medicare and Medicaid programs may result in further litigation or sanctions, in addition to those that we have announced in previous years.

The U.S. laws and regulations regarding Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. Some of the applicable laws may impose liability (and possible exclusion from Medicare, Medicaid and other programs), even in the absence of specific intent to defraud. The subjective decisions and complex methodologies used in making calculations under these programs are subject to review and challenge, and it is possible that such reviews could result in material changes. In August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts against Teva, alleging that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On October 10, 2024, Teva entered into a settlement agreement with the DOJ to resolve these claims, pursuant to which Teva will pay $425 million over six years. In addition, we are notified from time to time of governmental investigations regarding drug reimbursement or pricing issues. For further information, see “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements. Certain parts of Medicare benefits are under scrutiny, as the U.S. Congress looks for ways to reduce government spending on prescription medicines.

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

We are subject to laws and regulations concerning the environment, safety matters, regulation of chemicals and product safety in the countries where we manufacture and sell our products or otherwise operate our business. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the direct and indirect discharge of pollutants and pharmaceutical residues into the environment. In addition, in November 2024, the European Union adopted revisions to the Urban Wastewater Treatment Directive that requires pharmaceutical companies to pay for a majority of the costs to remove micropollutants from wastewater and its proportional share of costs to collect and verify data on their products and other costs, based on the quantities of a relevant substance in the products the company places on the market and the hazardousness of those substances. Compliance with such laws and regulations will require ongoing, potentially increasing, compliance-related costs and, if we fail to comply with these laws and regulations, we may be subject to substantial fines and penalties, enforcement actions, mandatory corrective actions and/or legal proceedings. In the normal course of our business, we are also exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could require remediation, including of contaminated soil and/or groundwater, or replacement of equipment. Under certain laws, we may be required to remediate contamination at certain properties, regardless of whether the contamination was caused by us or by previous occupants or users of the property. Further, changes in laws or regulations with respect to the use and/or presence of per- and polyfluoroalkyl substances (PFAS) in our products or the components used in the research, development, manufacture and/or packaging of our products could disrupt or restrict our ability to develop, produce or sell our products in the affected jurisdictions, potentially resulting in a material adverse effect on our business. Climate change, and evolving laws, regulations and policies regarding climate change, could also pose additional legal or regulatory requirements related to greenhouse gas (“GHG”) emissions and climate risk reporting, carbon pricing, cap-and-trade programs, carbon taxes and mandatory reduction targets. These more stringent requirements could, among other things, increase our costs of sourcing, production, and transportation, as well as have negative reputational impacts if we fail to meet such requirements. While we have validated Science-Based Targets for GHG reductions, failure to respond to risks regarding climate change may have a material adverse effect on our business, financial condition, results of operations and reputation. The consequences of climate change, such as extreme weather and water scarcity, could pose risks to our facilities and disruption of our activities.

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

In recent years, there has been an increased focus from certain investors, employees, consumers, regulators (including the SEC), and other stakeholders concerning ESG matters. These matters can contribute to the long-term sustainability of companies’ performance and an inability to successfully perform on ESG matters can result in negative impacts to our reputation, recruitment, retention, operations, financial results, the price of our shares, and our ability to attract or retain certain types of customers and investors. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, sustainable procurement, access to medicines and healthcare, compliance and integrity and I&D. We could fail, or be perceived to fail, either in identifying our ESG focus areas, or in our achievement of our initiatives or goals, whether described in our announcements, our Sustainability progress report or otherwise, or we could fail to accurately report our progress on such initiatives and goals. Such failures could be due to changes in our business or evolving regulations in the countries in which we operate, and any such failures or perceived failures could expose us to negative impacts, including government enforcement actions or private litigation. We have also issued sustainability-linked senior notes with targets that include improving access to medicines in low- and middle-income countries and reducing GHG emissions, and failure to achieve such targets could negatively impact our reputation and also result in increased payments to holders of such senior notes.

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

Moreover, our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in lack of meaningful or comparative data from period to period. Our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on our business, financial condition, reputation and stock price. Inadequate processes to collect, review, validate and assure this data and information prior to disclosure could be subject to potential liability related to such information.

Furthermore, there are an increasing number of ESG-related regulatory disclosure regulations with which Teva may have to comply. For example, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. In addition, in December 2022, the European Union adopted Directive No 2464/2022 on Corporate Sustainability Reporting (“CSRD”). The CSRD introduces detailed sustainability reporting obligations, requiring in-scope companies to make sustainability reports in accordance with the European Sustainability Reporting Standards (“ESRS”), which include certain mandatory disclosures and other voluntary disclosures on impacts, risks, and opportunities in relation to sustainability matters identified as material by the relevant entity. In addition to assessing the financial effects of a sustainability matter on a company, materiality assessments will require the relevant company to take into account non-financial considerations as to the materiality of a sustainability matter from an impact perspective when it pertains to the undertaking’s actual or potential, positive or negative impacts on people or the environment over the short-, medium-or long-term. Impacts may include those connected with the company’s own operations and upstream and downstream value chain, including through its products and services, as well as through its business relationships. Teva expects to first have to disclose pursuant to the CSRD, in accordance with the ESRS, in 2026. Furthermore, Article 8 of Regulation (EU) 2020/852 (EU Taxonomy) requires those in-scope companies to report how and to what extent their activities are associated with economic activities that qualify as environmentally sustainable defined herein. This disclosure obligation may lead to increased compliance burdens and costs. Additionally, could lead to the disclosure of information which may have a negative impact on our operations and reputation, and which may lead to additional exposure. Failure to accurately comply with any ESG obligations may result in enforcement actions, sanctions, reputational harm or private litigation.

In addition to regulatory disclosures, there are a number of ESG-related regulations requiring the implementation of certain due diligence processes and internal compliance systems in relation to a range of human rights and environmental matters with which Teva may have to comply (collectively, “Sustainability Due Diligence Laws”). For example, a number of jurisdictions have passed or proposed mandatory due diligence requirements in relation to forced labor and human rights matters across corporate groups as well as entity levels and supply chains, including the EU’s Directive (EU) 2024/1760 on corporate sustainability due diligence and Regulation (EU) 2023/1115 on the making available in the EU and the export from the EU of certain commodities and products associated with deforestation and forest degradation. Compliance with Sustainability Due Diligence Laws of this nature may require the development or update of internal compliance and enterprise risk management policies and related procedures; assigning board and/or management oversight as well as day-to-day operational responsibility for in-scope human rights and environmental matters; implementation of periodic compliance risk assessments; updates to contractual frameworks and agreements; the development of preventative and/or corrective action plans; changes to purchasing, design, and distribution practices, where relevant; and the development or update of notification mechanisms and complaints procedures. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Due Diligence Laws may lead to investigations and audits, fines, exclusion from public procurement, other enforcement action or liabilities, including civil liability or liability from third-party claims, and reputational damage.

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

In 2024, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. As a result, we are subject to significant foreign currency risks, including repatriation restrictions in certain countries, and may face heightened risks as we enter new markets. A substantial proportion of our sales, particularly in Latin America, Central and Eastern European countries and Asia, are recorded in local currencies, which exposes us to the direct risk of devaluations, hyperinflation or exchange rate fluctuations. In addition, although the majority of our operating costs are recorded in, or linked to, the U.S. dollar, in 2024, we incurred a substantial amount of operating costs in currencies other than the U.S. dollar, which only partially offset the currency risk derived from our sales in non-U.S. dollars. Moreover, the strengthening of the U.S. dollar versus other currencies in which we operate, negatively impacted our revenues, results of operations, profits and cash flows. We use derivative financial instruments and “hedging” techniques, such as issuance of debt in non-U.S. dollar currencies, to manage our balance sheet and income statement exposure to currency exchange rate fluctuations in the major foreign currencies in which we operate. However, not all of our potential exposure is covered, and some elements of our consolidated financial statements, such as our equity position, are not protected against foreign currency exposures. Therefore, our exposure to exchange rate fluctuations could have a material adverse effect on our financial results.

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

On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement the minimum taxation component of 15% (“Pillar Two”) of the OECD’s reform of international taxation, as part of the base erosion and profit shifting (“BEPS”) for large multinational corporations. Other countries have also enacted legislation effective as early as January 1, 2024 with general implementation of a global minimum tax by January 1, 2025, or are expected to enact such legislation in the future. Although, the potential impact of Pillar Two on our 2024 consolidated financial statements is not expected to have a material impact on our effective tax rate, it could have a material impact on our effective tax rate and consolidated financial statements in the future.

The termination or expiration of governmental programs or tax benefits, or a change in our business, could adversely affect our overall effective tax rate.

Our tax expenses and the resulting effective tax rate reflected in our consolidated financial statements may increase over time as a result of changes in corporate income tax rates, other changes in the tax laws of the various countries in which we operate, such as the recent enactments by both the European Union and non-European Union countries of a global minimum tax, or changes in our product mix or the mix of countries where we generate profit. We have benefited, and currently benefit, from a variety of government programs and tax benefits that generally carry conditions that we must meet in order to be eligible to obtain such benefits. If we fail to meet the conditions upon which certain favorable tax treatment is based, we would not be able to claim future tax benefits and could be required to refund tax benefits already received. Additionally, some of these programs and the related tax benefits are available to us for a limited number of years, and these benefits expire from time to time.

Any of the following could have a material effect on our overall effective tax rate: some government programs may be discontinued, or the applicable tax rates may increase; we may be unable to meet the requirements for continuing to qualify for some programs and certain restructuring activities have led and may lead to the loss of certain tax benefits we currently receive; these programs and tax benefits may be unavailable at their current levels; upon expiration of a particular benefit, we may not be eligible to participate in a new program or qualify for a new tax benefit that would offset the loss of the expiring tax benefit; or we may be required to refund previously recognized tax benefits if we are found to be in violation of the stipulated conditions.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial condition, results of operations, or cash flows accurately and on a timely basis and could harm our reputation.

As a publicly traded company, we are subject to the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. As part of its annual review of the effectiveness of Teva’s internal control over financial reporting as of December 31, 2024, management has concluded that Teva’s internal control over financial reporting was effective. A material weakness, which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2024, has been remediated after newly implemented controls had been operating effectively for a sufficient period of time.

Although this material weakness was remediated as of December 31, 2024, there is no assurance that additional material weaknesses will not arise in the future. Any failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on the market for our ordinary shares. For a discussion of our internal control over financial reporting, see “Part II, Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

Risks related to equity ownership

Shareholder rights and responsibilities as a shareholder are governed by Israeli law, which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

The rights and responsibilities of the holders of our ordinary shares are governed by our articles of association and by Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders of U.S. corporations. In particular, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising his or her rights and performing his or her obligations towards the company and other shareholders, and to refrain from abusing his or her power in the company, including, among other things, in voting at a general meeting of shareholders on matters such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and acquisitions and related party transactions requiring shareholder approval. In addition, a shareholder shall refrain from depriving other shareholders, and a shareholder who is aware that it possesses the power to determine the outcome of a shareholder vote or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company. These provisions may be interpreted to impose additional obligations and liabilities on holders of our ordinary shares that are not typically imposed on shareholders of U.S. corporations.

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
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management Program Overview
As cybersecurity threats rapidly evolve in sophistication and become more prevalent, especially with the increasing use of artificial intelligence (“AI”) technology, we have implemented a cybersecurity risk management program as part of our oversight, evaluation and mitigation of enterprise-level risks. Our cybersecurity risk management program leverages a combination of processes, technologies and personnel with expertise in cybersecurity to comply with applicable regulations and detect and respond to cyber-attacks, data breaches, security incidents, and compromises of personal information, as well as to regularly and promptly inform management and our Board of Directors of any significant cybersecurity risks and developments.
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
Our CISO and CIO are also members of our information and security governance group, led by our CIO, which is comprised of executive and senior leadership from a variety of functions, including information security, corporate security, legal, finance, human resources, internal audit and compliance, as well as members of Teva’s global situation room (“GSR”). Additionally, our CISO, CIO and other members of our information security office may, from time to time, consult and coordinate with other Teva departments and members of management to manage cybersecurity risks, promote cybersecurity awareness and implement cybersecurity incident responses.
In addition, management has worked, and expects to continue to work, with third-party service providers, as appropriate, to assess, identify and manage cybersecurity risks. Management also conducts periodic and on-demand
assessments of our cybersecurity risk management program with expert service providers to ensure it complies with and meets current ISO 27001 standards. As part of its cybersecurity program, Teva conducts periodic tabletop exercises to assess its cybersecurity incident response process.
As part of its overall risk oversight function, our Audit Committee, which is comprised entirely of independent directors, oversees cybersecurity risks in connection with overseeing our overall enterprise risk management system. Management, including our CISO and CIO, provide updates on our cybersecurity risk management program and cybersecurity matters to the Audit Committee, and also reports to the Board of Directors as necessary. These updates and reports include updates on Teva’s cybersecurity risks and threats, the status of projects intended to strengthen its information security systems, assessments of the information security program (including remediation, mitigation, and management of identified vulnerabilities), and the emerging threat landscape.
As part of our cybersecurity risk management program, we maintain industry standard procedures and policies, which are reviewed and revised periodically, and certified to comply with ISO 27001 standards, to both proactively assess, identify and manage potential cybersecurity risks and respond to any actual cybersecurity threats and incidents. Such procedures and policies include: actively monitoring our information technology systems to ensure compliance with applicable legal and regulatory requirements; engaging third-party consultants and other service providers to monitor and, as appropriate, respond to cybersecurity risks; requiring our service providers and our business partners who connect directly to our information technology systems to comply with our cybersecurity standards and due diligence processes and be subject to our non-disclosure
and other confidentiality agreements that include cybersecurity-related terms; providing and analyzing specialized industry sector intelligence on cybersecurity threats; regularly testing our cybersecurity systems and disaster preparedness, including our back-up
information technology systems; developing and updating incident response plans to address potential cybersecurity threats; and maintaining and training our personnel on cybersecurity incident reporting procedures. Teva engages with key vendors, industry participants, and intelligence and law enforcement communities as part of its continuing efforts to obtain current threat intelligence, collaborate on security enhancements, and evaluate and improve the effectiveness of its information security program.
Cyber Threats and Incident Response
In the ordinary course of our business, we collect and store confidential data, including intellectual property, proprietary business information and personally identifiable information (including of our employees, customers, suppliers and business partners). We rely extensively on information technology systems, including some systems that are managed by third-party service providers, to securely process, store and transmit such confidential data in order to conduct our business. These systems include programs and processes relating to internal and external communications, ordering and managing materials from suppliers, collecting, processing and storing data produced by our clinical trials and other research and development initiatives, converting materials to finished products, shipping products to customers, processing transactions, processing payments to employees and vendors, calculating sales receivables, generating our financial results for each reporting period, summarizing and reporting results of operations, and complying with information technology security compliance and other regulatory, legal or tax requirements. In addition, as cybersecurity attacks may become increasingly complex as they are enhanced or facilitated by the emergence of new technologies such as AI used to identify and target new vulnerabilities in our information technology systems or those of our customers, third-party vendors and other business partners, we are taking measures to manage these risks by utilizing new tools and capabilities, including AI.
We have not been materially impacted by risks from cybersecurity threats and as of the date of this Annual Report on Form
10-K,
we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, there can be no assurance that Teva will not be materially affected by such risks in the future. Our systems and networks have been, and are expected to continue to be, the target of increasingly advanced and evolving cyber-attacks and cybersecurity incidents in the future may adversely impact our business, financial condition and results of operations, and we are continuing to actively monitor such threats. For more information, see “Item 1A, Risk Factors—Risks related to our general business and operations—Significant disruptions of our information technology systems could adversely affect our business” and “Item 1A, Risk Factors—Risks related to our general business and operations—A data security breach could adversely affect our business and reputation.”
In the event that we experience a cybersecurity incident, we have a cybersecurity incident response playbook that sets forth the applicable processes, roles, engagements, escalations and notifications to be executed in order to promptly respond to such threats. Depending on its nature and scale, a cybersecurity threat may be managed within our information security office, escalated to our CISO and CIO, or escalated to our management, and Audit Committee and Board of Directors, as appropriate. In certain instances, our GSR may be initiated and will collectively manage Teva’s response to a crisis on a corporate level. The GSR is comprised of members from our various business units and regions, including senior leadership from a variety of functions, such as information security, legal, finance, human resources, communications and compliance.

We carry insurance that provides protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may result from a cybersecurity incident.
ITEM 2. PROPERTIES
We own or lease 57 manufacturing and R&D facilities, occupying approximately 17 million square feet. As of December 31, 2024, our manufacturing and R&D facilities are located in our business segments as follows:

Business Segment 1	Number of Facilities	Square Feet (in thousands)
United States	13	3,340
Europe	25	9,000
International Markets	19	4,850

Worldwide Total Manufacturing and R&D Facilities	57	17,150

1
Number of facilities was adjusted to reflect the change in our segments, with the move of Canada from our North America segment (now referred to as United States segment), to our International Markets segment. In addition to the manufacturing and R&D facilities discussed above, we maintain numerous office, distribution and warehouse facilities around the world.

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
In the United States, our principal executive offices are our U.S. headquarters in Parsippany, New Jersey. In Europe, our principal executive offices are in Haarlem, the Netherlands. Our principal executive offices in the United States and in Europe are leased by us.
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

Holders

The number of record holders of ADSs at December 31, 2024 was 1,747.

The number of record holders of ordinary shares at December 31, 2024 was 142.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. dollars, for the calendar years ended December 31, 2020, 2021, 2022, 2023 and 2024, of $100 invested on December 31, 2019 in the Company’s ADSs, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

240
220
200
180
160
140
120
100
80
60
40
20
0
2019
2020
2021
2022
2023
2024
Teva Pharmaceutical Industries Ltd.
S&P 500 (Total Return)
DJ US select Pharmaceuticals (Total Return)

*	$100 invested on December 31, 2019 in stock or index – including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a global pharmaceutical leader, harnessing our generics expertise and stepping up innovation to continue the momentum behind the discovery, delivery and expanded development of modern medicine.

We operate worldwide, with headquarters in Israel and a significant presence in the United States, Europe and many other markets around the world. Today, our global network of capabilities enables our approximately 37,000 employees across 57 markets to push the boundaries of scientific innovation and deliver quality medicines to help improve health outcomes for millions of patients every day.

Teva was incorporated in Israel on February 13, 1944 and is the successor to a number of Israeli corporations, the oldest of which was established in 1901.

Our Business Segments

We operate our business through three segments: United States (previously referred to as the North America segment, see below “—United States Segment”), Europe and International Markets. Each business segment manages our entire product portfolio in its region, including generics, which includes biosimilars and OTC products, as well as innovative medicines. This structure enables strong alignment and integration between operations, commercial regions, R&D and our global marketing and portfolio function, optimizing our product lifecycle across therapeutic areas.

In addition to these three segments, we have other activities, primarily the sale of API to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.

Pivot to Growth Strategy

In 2024, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, which we announced in May 2023.

•

On the first pillar, delivering on our growth engines, we continued to show strong performance of our key innovative products, mainly AUSTEDO, AJOVY, and UZEDY, as well as on our late-stage pipeline of biosimilars, with the launches of SIMLANDI® (adalimumab-ryvk) injection and the expected launch of SELARSDI (ustekinumab-aekn) injection, and the progress we made on our proposed biosimilars to Prolia®, Simponi® and Simponi Aria® which were submitted for regulatory review in the U.S. and the EU;

•

On the second pillar, stepping up innovation through delivering on our late-stage innovative pipeline, we have been accelerating the development of certain key pipeline assets, including the recent positive Phase 2b results for duvakitug (anti-TL1A), and expect a number of milestones and data points for olanzapine LAI and DARI (Dual-action Asthma Rescue Inhaler, ICS/SABA) in the near future;

•

On the third pillar, sustaining our generic medicines powerhouse with a global commercial footprint, focused portfolio, pipeline and manufacturing footprint, we continued to optimize our generics business and build a strong pipeline of biosimilars, with several successful launches of high-value complex generics in 2024; and

•

Lastly, on our fourth pillar, focusing our business by optimizing our portfolio and global manufacturing footprint. This will enable strategic capital deployment, to accelerate our growth engines and reorganize certain of our business units to a more optimal structure. We continued our efforts on capital allocation and disciplined cost management by focusing on debt repayment, and optimizing our working capital management.

Macroeconomic and Geopolitical Environment

In recent years, the global economy has been impacted by fluctuating foreign exchange rates. In 2024, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar and we manufacture our products largely outside of the United States. Fluctuations in the U.S. dollar versus other currencies in which we operate may materially impact our revenues, results of operations, profits and cash flows. Additionally, in recent years, in many of the markets in which we operate we experienced higher levels of inflation resulting in higher interest rates, though in certain other markets, such as the EU, we recently experienced a decrease in inflation which resulted in lower interests rates. The global economy has also been impacted by geopolitical tensions which have resulted in disruptions to global supply chains, including our internal supply chain. In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts, which as of the date of this Annual Report on Form 10-K is ongoing. Our global headquarters as well as several of our manufacturing and R&D facilities are located in Israel and, while operations there currently remain largely unaffected, the impact of this war on our operations may increase, which could be material, as a result of the continuation, escalation or expansion of this war. In light of the above, supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. We have implemented certain measures in response to such events and are continually considering various initiatives, including price adjustments where we are not restricted contractually or regulatorily, enhanced inventory management, alternative sourcing strategies for our raw material supply and backup production plans for key products, to allow us to partially mitigate and offset the impact of these macroeconomic and geopolitical factors. However, although inflationary and other macroeconomic pressures have and may continue to ease, the higher costs we have experienced during recent periods have already impacted our operations and will likely continue to have an effect on our financial results.

Highlights

Significant highlights of 2024 included:

•

Our revenues in 2024 were $16,544 million, an increase of 4% in U.S. dollars, or 6% in local currency terms, compared to 2023. This increase was mainly due to higher revenues from generic products in all our segments, including from lenalidomide capsules (the generic version of Revlimid®) in our U.S. segment, from our innovative products AUSTEDO, UZEDY and AJOVY, as well as the sale of certain product rights, partially offset by an upfront payment received in 2023 related to the collaboration on our duvakitug (anti-TL1A) asset, and lower revenues from certain innovative products, primarily COPAXONE and BENDEKA and TREANDA.

•	Our United States segment generated revenues of $8,034 million and profit of $2,296 million in 2024. Revenues increased by 4% and profit increased by 4% compared to 2023.

•

Our Europe segment generated revenues of $5,103 million and profit of $1,575 million in 2024. Revenues increased by 5% in U.S. dollars or 4% in local currency terms, compared to 2023. Profit increased by 7% compared to 2023.

•

Our International Markets segment generated revenues of $2,463 million and profit of $440 million in 2024. Revenues increased by 5% in U.S. dollars or 18% in local currency terms, compared to 2023. Profit decreased by 5% compared to 2023.

•	Our revenues from other activities in 2024 were $944 million, an increase of 2% in both U.S. dollars and local currency terms, compared to 2023.

•	R&D expenses, net in 2024 were $998 million, an increase of 5% compared to $953 million in 2023.

•	Impairments of identifiable intangible assets were $251 million and $350 million in the years ended December 31, 2024 and 2023, respectively.

•

We recorded goodwill impairment charges of $1,280 million in 2024 related to our Teva API reporting unit, compared to a goodwill impairment charge of $700 million in 2023 related to our International Markets reporting unit.

•	We recorded expenses of $1,388 million for other asset impairments, restructuring and other items in 2024, compared to expenses of $718 million in 2023.

•	We recorded expenses of $761 million in legal settlements and loss contingencies in 2024, compared to expenses of $1,043 million in 2023.

•	Operating loss was $303 million in 2024, compared to an operating income of $433 million in 2023.

•	Financial expenses, net were $981 million in 2024, compared to $1,057 million in 2023.

•	In 2024, we recognized a tax expense of $676 million, or 53%, on a pre-tax loss of $1,284 million. In 2023, we recognized a tax benefit of $7 million, or 1%, on a pre-tax loss of $624 million.

•	Our debt was $17,783 million as of December 31, 2024, compared to $19,833 million as of December 31, 2023.

•

Cash flow generated from operating activities in 2024 was $1,247 million, compared to $1,368 million in 2023. The decrease in 2024 resulted mainly due to an upfront payment received in 2023 related to the collaboration on our duvakitug (anti-TL1A) asset, a negative impact from accounts payables, the classification of payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid®) as cash flow used in operating activities, and higher tax payments, partially offset by higher profit from AUSTEDO and from the sale of certain product rights, lower inventory levels, and a positive impact from accounts receivables.

•

During 2024, we generated free cash flow of $2,068 million, which we define as comprising $1,247 million in cash flow generated from operating activities, $1,291 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $43 million proceeds from divestitures of businesses and other assets, partially offset by $498 million in cash used for capital investments and $15 million in cash used for acquisition of businesses, net of cash acquired. During 2023, we generated free cash flow of $2,387 million. The decrease in 2024 resulted mainly from lower cash flow generated from operating activities.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2024 and 2023. For a comparison of our results of operations and financial condition for fiscal years 2023 and 2022, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K, filed with the SEC on February 12, 2024.

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the past two years:

	Year ended December 31,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$8,034	100%	$7,731	100%
Cost of sales	3,646	45.4%	3,421	44.3%
Gross profit	4,388	54.6%	4,310	55.7%
R&D expenses	633	7.9%	604	7.8%
S&M expenses	1,049	13.1%	938	12.1%
G&A expenses	410	5.1%	378	4.9%
Other loss (income)	§	§	(5)	§

Segment profit*	$2,296	28.6%	$2,394	31.0%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

United States Revenues

As part of a recent shift in executive management responsibilities and in line with our Pivot to Growth strategy, commencing January 1, 2024, Canada is reported as part of our International Markets segment. Prior period amounts were recast to reflect this change. See note 19 to our consolidated financial statements.

Revenues from our United States segment in 2024 were $8,034 million, an increase of $303 million, or 4%, compared to 2023, mainly due to higher revenues from generic products, including from lenalidomide capsules (the generic version of Revlimid®) and our innovative products AUSTEDO and UZEDY, as well as revenues from the sale of certain product rights, partially offset by an upfront payment received in 2023 related to the collaboration on our duvakitug (anti-TL1A) asset, lower revenues from certain innovative products, primarily BENDEKA and TREANDA and COPAXONE, as well as from Anda, our distribution business.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2024-2023
	2024	2023
	(U.S. $ in millions)
Generic products (including biosimilars)	$3,599	$3,138	15%
AJOVY	207	211	(2%)
AUSTEDO	1,642	1,225	34%
BENDEKA and TREANDA	168	237	(29%)
COPAXONE	242	297	(18%)
UZEDY	117	23	N/A
Anda	1,536	1,577	(3%)
Other*	523	1,025	(49%)

Total	$8,034	$7,731	4%

*

Other revenues in 2024 include the sale of certain product rights. Other revenues in 2023 were mainly comprised of a $500 million upfront payment received in the fourth quarter of 2023, in connection with the collaboration on our duvakitug (anti-TL1A) asset (see note 2 to our consolidated financial statements).

Generic products (including biosimilars) revenues in our United States segment in 2024 increased by 15% to $3,599 million, compared to 2023, mainly due to higher revenues from lenalidomide capsules (the generic version of Revlimid®), the launch of liraglutide injection 1.8mg (an authorized generic of Victoza®) and the launch of SIMLANDI (adalimumab-ryvk) injection (the biosimilar to Humira®), partially offset by increased competition to other generic products.

Among the most significant generic products we sold in the United States in 2024 were lenalidomide capsules (the generic version of Revlimid®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®), Truxima® (the biosimilar to Rituxan®) and liraglutide 1.8 mg injection (an authorized generic of Victoza®).

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

On April 16, 2024, Alvotech and Teva announced that the FDA has approved SELARSDI (ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara®, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients six years and older.

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

In July 2024, Teva launched paclitaxel protein-bound particles for injectable suspension (albumin-bound) (a therapeutically equivalent product to Abraxane®) in the United States for the treatment of breast cancer after failure of combination chemotherapy for metastatic disease, the treatment of locally advanced or metastatic non-small cell lung cancer, and the treatment of patients with metastatic adenocarcinoma of the pancreas.

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

In 2024, our total prescriptions were approximately 283 million (based on trailing twelve months), representing 7.4% of total U.S. generic prescriptions according to IQVIA data.

AJOVY revenues in our United States segment in 2024 decreased by 2% to $207 million, compared to 2023, mainly due to unfavorable net pricing including an increase in sales allowance due to a non-recurring item, partially offset by growth in volume. In 2024, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 29.6%, compared to 25.7% in 2023.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AJOVY.”

AUSTEDO revenues in our United States segment in 2024 increased by 34% to $1,642 million, compared to 2023, mainly due to growth in volume including the launch of AUSTEDO XR in May 2023, as well as expanded access for patients.

For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AUSTEDO.”

UZEDY revenues in our United States segment in 2024 were $117 million.

For more information on UZEDY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—UZEDY.”

BENDEKA and TREANDA combined revenues in our United States segment in 2024 decreased by 29% to $168 million, compared to 2023, mainly due to competition from alternative therapies, as well as the entry of generic bendamustine products into the market. The orphan drug exclusivity that was attached to bendamustine products expired in December 2022.

For more information on BENDEKA and TREANDA, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—Oncology.”

COPAXONE revenues in our United States segment in 2024 decreased by 18% to $242 million, compared to 2023, mainly due to market share erosion and competition, partially offset by a reduction in sales allowance.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

Anda revenues from third parties in our United States segment in 2024 decreased by 3% to $1,536 million, compared to 2023, mainly due to lower volumes. Anda, our distribution business in the United States, distributes generic, biosimilar and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers, to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Product Launches and Pipeline

In 2024, we launched the generic version and biosimilar version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Mifepristone Tablets	Korlym®	January	$2
ALVAIZ™ (eltrombopag choline tablets) 505(b)(2)	Promacta®	February	$1,145
Fingolimod Capsules	Gilenya®	February	$483
SIMLANDI Injection**	N/A	May	No Data
Liraglutide injection	Victoza®	June	$1,759
Paclitaxel Protein-Bound Particles for Injectable Suspension (albumin-bound)	Abraxane®	July	$809
Mesalamine Delayed-Release Tablets, USP	N/A	August	$167
Sulfamethoxazole and Trimethoprim Injection, USP in the PREMIERProRx® Label	N/A	August	$1
Lisdexamfetamine Dimesylate Chewable Tablets CII - USA	Vyvanse®	September	$200
Naloxone Hydrochloride Nasal Spray (OTC)	Narcan®	September	$66	***
Metoclopramide Injection, USP	N/A	September	$12
Octreotide Acetate for Injectable Suspension	Sandostatin®	October	$802
Tiopronin Tablets, 100 mg	Thiola®	October	$0
Lisdexamfetamine Dimesylate Capsules, 20 mg, 30 mg, 40 mg, 50 mg, 60 mg and 70 mg	Vyvanse®	December	$4,108
Lapatinib Tablets, 250 mg	Tykerb®	December	$17

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

**	SIMLANDI (adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira®.
***	Represents estimated sales based on OTC sales reported through IQVIA.

As of December 31, 2024, our generic products pipeline in the United States includes 127 product applications awaiting FDA approval, including 65 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended September 30, 2024 of approximately $122 billion, according to IQVIA. Approximately 78% of pending applications include a paragraph IV patent challenge and we believe we are first to file with respect to 54 of these products, or 82 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $80 billion in U.S. brand sales for the twelve months ended September 30, 2024, according to IQVIA.

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

In 2024, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Tofacitinib ER Tabs, 11 and 22 mg	Xeljanz XR®	$1,787
Enzalutamide Tablets, 40 mg and 80 mg	Xtandi®	$1,253
Sugammadex Sodium Injection, Eq. 200 mg base/2 mL (Eq. 100 mg base/mL)	Bridion®	$1,055
Palbociclib Capsules	Ibrance®	$504
Binimetinib Tablets, 15 mg	Mektovi®	$176
Fedratinib Capsules, 100 mg	Inrebic®	$59
Glycerol Phenylbutyrate Oral Liquid, 1.1 g/mL	Ravicti®	$44
Metoclopramide Nasal Spray, 15 mg/spray**	GIMOTI®	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Marketed through Specialty Pharmacy that does not report to IQVIA.

For a description of our innovative medicines pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines” above.

United States Gross Profit

Gross profit from our United States segment in 2024 was $4,388 million, an increase of 2% compared to $4,310 million in 2023.

Gross profit margin for our United States segment in 2024 decreased to 54.6%, compared to 55.7% in 2023. This decrease was mainly due to an upfront payment received in 2023 related to the collaboration on our duvakitug (anti-TL1A) asset, partially offset by a favorable mix of products primarily driven by higher revenues from AUSTEDO and lenalidomide capsules (the generic version of Revlimid®).

United States R&D Expenses

R&D expenses relating to our United States segment in 2024 were $633 million, an increase of 5% compared to $604 million in 2023.

For a description of our R&D expenses in 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States S&M Expenses

S&M expenses relating to our United States segment in 2024 were $1,049 million, an increase of 12% compared to $938 million in 2023. This increase was mainly due to promotional activities related to AUSTEDO, primarily consisting of a direct-to-consumer advertising campaign and our patient support programs.

United States G&A Expenses

G&A expenses relating to our United States segment in 2024 were $410 million, an increase of 8% compared to $378 million in 2023.

United States Profit

Profit from our United States segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and any other loss (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our United States segment in 2024 was $2,296 million, a decrease of 4% compared to $2,394 million in 2023. This decrease was mainly due to higher operational expenses, partially offset by higher revenues, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the past two years:

	Year ended December 31,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$5,103	100.0%	$4,837	100.0%
Cost of sales	2,197	43.1%	2,111	43.6%
Gross profit	2,905	56.9%	2,726	56.4%
R&D expenses	229	4.5%	220	4.5%
S&M expenses	826	16.2%	767	15.9%
G&A expenses	272	5.3%	263	5.4%
Other loss (income)	3	§	(2)	§

Segment profit*	$1,575	30.9%	$1,478	30.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in 2024 were $5,103 million, an increase of $266 million, or 5%, compared to 2023. In local currency terms, revenues increased by 4%, mainly due to higher revenues from generic and OTC products as well as higher revenues from AJOVY, partially offset by lower revenues from COPAXONE, respiratory products and other products. Our revenues in 2024 and 2023 were also impacted by the sale of certain product rights.

In 2024, revenues were positively impacted by exchange rate fluctuations of $64 million, including hedging effects, compared to 2023. Revenues in 2024 were affected by a $21 million positive hedging impact, compared to a $12 million negative hedging impact in 2023, which are included in “Other” in the table below. See note 10d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2024-2023
	2024	2023
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$3,926	$3,664	7%
AJOVY	216	160	34%
COPAXONE	213	231	(8%)
Respiratory products	244	265	(8%)
Other*	504	516	(2%)

Total	$5,103	$4,837	5%

*	Other revenues in 2024 and 2023 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our Europe segment in 2024 increased by 7% to $3,926 million compared to 2023. In local currency terms, revenues increased by 6%, mainly due to price increases as a result of market conditions such as inflationary pressures in certain markets, as well as higher revenues from recently launched products.

AJOVY revenues in our Europe segment in 2024 were $216 million, an increase of 34%, in both U.S. dollars and local currency terms, compared to 2023. This increase was due to growth in volumes.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AJOVY.”

COPAXONE revenues in our Europe segment in 2024 decreased by 8% to $213 million, compared to 2023, in both U.S. dollars and local currency terms, compared to 2023. This decrease was mainly due to price reductions and a decline in volume resulting from the availability of alternative therapies and competing glatiramer acetate products.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

Respiratory products revenues in our Europe segment in 2024 decreased by 8% to $244 million, compared to 2023. In local currency terms, revenues decreased by 9%, mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of December 31, 2024, our generic products pipeline in Europe included 686 generic approvals relating to 71 compounds in 149 formulations and one EMA approval received during 2024. In addition, approximately 1,483 marketing authorization applications are pending approval in 37 European countries, which approvals relate to 92 compounds in 212 formulations. No applications are pending with the EMA.

For a description of our innovative medicines pipeline, see “Item 1—Business—Research and Development” above.

Europe Gross Profit

Gross profit from our Europe segment in 2024 was $2,905 million, an increase of 7% compared to $2,726 million in 2023.

Gross profit margin for our Europe segment in 2024 increased to 56.9%, compared to 56.4% in 2023, mainly due to a positive impact from hedging activities, as well as a decrease in our operational costs.

Europe R&D Expenses

R&D expenses relating to our Europe segment in 2024 were $229 million, an increase of 4% compared to $220 million in 2023.

For a description of our R&D expenses in 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in 2024 were $826 million, an increase of 8% compared to $767 million in 2023. This increase was mainly to support revenue growth.

Europe G&A Expenses

G&A expenses relating to our Europe segment in 2024 were $272 million, an increase of 3% compared to $263 million in 2023.

Europe Profit

Profit of our Europe segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and any other loss (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in 2024 was $1,575 million, an increase of 7% compared to $1,478 million in 2023, mainly due to higher revenues in 2024, partially offset by higher S&M expenses.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the past two years:

	Year ended December 31,
	2024		2023
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,463	100%	$2,351	100%
Cost of sales	1,229	49.9%	1,191	50.6%
Gross profit	1,235	50.1%	1,160	49.4%
R&D expenses	112	4.5%	104	4.4%
S&M expenses	534	21.7%	487	20.7%
G&A expenses	150	6.1%	142	6.1%
Other loss (income)	(2)	§	(39)	(1.6%	)

Segment profit*	$440	17.9%	$465	19.8%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

International Markets Revenues

Our International Markets segment includes all countries in which we operate other than the United States and the countries included in our Europe segments. The International Markets segment covers a substantial portion of the global pharmaceutical industry, including more than 35 countries. As part of a recent shift in executive management responsibilities, commencing January 1, 2024, Canada is reported under our International Markets segment and is no longer included as part of our United States segment. Prior period amounts were recast to reflect this change. See note 19 to our consolidated financial statements.

The countries in our International Markets segment include highly regulated, mainly generic markets, such as Canada and Israel, branded generics-oriented markets, such as Russia and certain Latin America markets and hybrid markets, such as Japan.

As of the date of this Annual Report on Form 10-K, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results and we have no manufacturing or R&D facilities in these markets. During the year ended December 31, 2024, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, in the year ended December 31, 2024, we partially hedged our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. As of the end of 2024, we hedge a small part of our projected net revenues in Russian ruble for 2025. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

On December 5, 2024, we announced that we entered into an agreement with JKI Co. Ltd., established by the fund managed and operated by private equity firm J-Will Partners Co. Ltd., to sell our Teva-Takeda business venture in Japan, which includes generic products and legacy products, with an expected closing date of April 1, 2025, subject to standard closing conditions. See notes 2 and 22 to our consolidated financial statements.

Revenues from our International Markets segment in 2024 were $2,463 million, an increase of $112 million, or 5%, compared to 2023. In local currency terms, revenues increased by 18% compared to 2023, mainly due to higher revenues from generic products in most markets, partially offset by regulatory price reductions and generic competition to off-patented products in Japan. The higher revenues in our International Markets segment in 2024 were impacted by the sale of certain product rights.

In 2024, revenues were negatively impacted by exchange rate fluctuations of $321 million net of hedging effects, compared to 2023. Revenues in 2024, were affected by a $13 million positive hedging impact, compared to a $9 million positive hedging impact in 2023, which are included in “Other” in the table below. See note 10d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2024-2023
	2024	2023
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,937	$1,932	§
AJOVY	84	63	33%
COPAXONE	48	63	(24%	)
AUSTEDO	46	15	199%
Other*	349	278	25%

Total	$2,463	$2,351	5%

*	Other revenues in 2024 include the sale of certain product rights.
§	Represents an amount less than 0.5%.

Generic products revenues (including OTC and biosimilar products) in our International Markets segment in 2024 were flat, compared to 2023. In local currency terms, revenues increased by 15%, mainly due to higher revenues in most markets, as well as price increases, largely as a result of higher costs due to inflationary pressure, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

AJOVY was launched in certain countries in our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. AJOVY revenues in our International Markets segment in 2024 increased by 33% to $84 million, compared to 2023. In local currency terms, revenues increased by 39%, due to growth in existing markets in which AJOVY was launched.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering— Innovative Medicines—AJOVY.”

COPAXONE revenues in our International Markets segment in 2024 decreased by 24% to $48 million, compared to 2023. In local currency terms, revenues decreased by 11%, mainly due to market share erosion and competition.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China. We continue to pursue additional submissions in various other markets.

AUSTEDO revenues in our International Markets segment in 2024 were $46 million. In local currency terms, revenues increased by 205%, substantially due to the launch of a strategic partnership in China.

For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AUSTEDO.”

International Markets Gross Profit

Gross profit from our International Markets segment in 2024 was $1,235 million, an increase of 6% compared to $1,160 million in 2023.

Gross profit margin for our International Markets segment in 2024 increased to 50.1%, compared to 49.4% in 2023. This increase was mainly due to the sale of certain product rights, price increases largely as a result of higher costs due to inflationary pressure, a favorable mix of products sold, and a positive hedging impact, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in 2024 were $112 million, an increase of 7% compared to $104 million in 2023.

For a description of our R&D expenses in 2024, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in 2024 were $534 million, an increase of 10% compared to $487 million in 2023, mainly to support revenue growth, including through our strategic partnership in China for AUSTEDO.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in 2024 were $150 million, an increase of 5% compared to $142 million in 2023.

International Markets Other Income

Other income relating to our International Markets segment in 2023 was $2 million, compared to $39 million in 2023. Other income in 2023 was mainly the result of a capital gain from the sale of assets.

International Markets Profit

Profit of our International Markets segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and any other loss (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in 2024 was $440 million a decrease of 5% compared to $465 million in 2023. This decrease was mainly due to higher S&M expenses, lower other income and higher R&D expenses.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in the United States, Europe or International Markets segments described above.

On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale. The intention to divest is in alignment with our Pivot to Growth strategy. However, there can be no assurance regarding the ultimate timing or structure of the potential divestiture or that a divestiture will be agreed or completed at all. For further information, see note 2 to our consolidated financial statements.

Our revenues from other activities in 2024 were $944 million, an increase of 2% in both U.S. dollars and local currency terms, compared to 2023.

API sales to third parties in 2024 were $553 million, reflecting an increase of 3% in both U.S. dollars and local currency terms compared to 2023, following a reallocation of an immaterial business within our other activities, in line with our intention to divest our API business.

Teva Consolidated Results

Revenues

Revenues in 2024 were $16,544 million, an increase of 4%, in U.S. dollars or 6% in local currency terms, compared to 2023. This increase was mainly due to higher revenues from generic products in all our segments, including from lenalidomide capsules (the generic version of Revlimid®) in our U.S. segment, from our innovative products AUSTEDO, UZEDY and AJOVY, as well as the sale of certain product rights, partially offset by an upfront payment received in 2023 related to the collaboration on our duvakitug (anti-TL1A) asset, and lower revenues from certain innovative products, primarily COPAXONE and BENDEKA and TREANDA. See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during 2024, net of hedging effects, negatively impacted revenues by $257 million, compared to 2023. See note 10d to our consolidated financial statements.

Gross Profit

Gross profit in 2024 was $8,064 million, an increase of 5% compared to 2023.

Gross profit margin was 48.7% in 2024, compared to 48.2% in 2023. This increase in gross profit margin was mainly due to a favorable mix of products, primarily driven by higher revenues from AUSTEDO and lenalidomide capsules (the generic version of Revlimid®), and the sale of certain product rights, partially offset by an upfront payment received in 2023 related to the collaboration on our duvakitug (anti-TL1A) asset.

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

Our R&D expenses, net in 2024 were $998 million, an increase of 5% compared to $953 million in 2023, as we continue to execute on our Pivot to Growth strategy.

Our higher R&D expenses, net in 2024, compared to 2023, were mainly due to an increase in immunology and in immuno-oncology, our late-stage innovative pipeline in neuroscience (mainly neuropsychiatry), and our biosimilars pipeline, partially offset by a decline in various generics projects.

Our R&D expenses, net in 2024 were also impacted by reimbursements from our strategic partnerships entered in 2023 and 2024. See note 2 to our consolidated financial statements.

R&D expenses as a percentage of revenues were 6.0% in 2024, flat compared to 2023.

Selling and Marketing (S&M) Expenses

S&M expenses in 2024 were $2,541 million, an increase of 9% compared to 2023. Our S&M expenses were primarily the result of the factors discussed above under “—United States Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”

S&M expenses as a percentage of revenues were 15.4% in 2024, compared to 14.7% in 2023.

General and Administrative (G&A) Expenses

G&A expenses in 2024 were $1,161 million, flat compared to 2023.

G&A expenses as a percentage of revenues were 7.0% in 2024, compared to 7.3% in 2023.

Identifiable Intangible Asset Impairments

We recorded expenses of $251 million for identifiable intangible asset impairments in 2024, compared to expenses of $350 million in 2023. See note 6 to our consolidated financial statements.

Goodwill Impairment

We recorded goodwill impairment charges of $1,280 million in the year ended December 31, 2024, related to our Teva API reporting unit. We recorded a goodwill impairment charge of $700 million in the year ended December 31, 2023 related to our International Markets reporting unit. See note 7 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $1,338 million for other asset impairments, restructuring and other items in 2024, compared to expenses of $718 million in 2023. See note 15 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

In 2024, we recorded expenses of $761 million in legal settlements and loss contingencies, compared to expenses of $1,043 million in 2023. See note 11 to our consolidated financial statements.

Other Income

Other income in 2024 was $14 million, compared to $49 million in 2023. Other income in 2023 included a capital gain from the sale of assets in our International Markets segment. See note 16 to our consolidated financial statements.

Operating Income (Loss)

Operating loss was $303 million in 2024, compared to operating income of $433 million in 2023.

Operating loss as a percentage of revenues was 0.9% in 2024, compared to operating income as a percentage of revenues of 2.7% in 2023. This decrease was mainly due to higher goodwill and other assets impairment charges as well as increased S&M expenses, partially offset by higher gross profit and lower legal settlements and loss contingencies.

Financial Expenses, Net

Financial expenses, net were $981 million in 2024, compared to $1,057 million in 2023. Financial expenses in 2024 were mainly comprised of net-interest expenses of $915 million. Financial expenses in 2023 were mainly comprised of net-interest expenses of $961 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to Teva’s consolidated operating income (loss) and to consolidated income (loss) before income taxes for the past two years:

	Year ended December 31,
	2024	2023
	(U.S. $ in millions)
United States profit	$2,296	$2,394
Europe profit	1,575	1,478
International Markets profit	440	465

Total reportable segments profit	4,311	4,338
Profit of other activities	18	24

Total segments profit	4,329	4,361
Amounts not allocated to segments:
Amortization	588	616
Other assets impairments, restructuring and other items (1)	1,388	718
Goodwill impairment	1,280	700
Intangible assets impairments	251	350
Legal settlements and loss contingencies	761	1,043
Other unallocated amounts	364	502

Consolidated operating income (loss)	(303)	433

Financial expenses, net	981	1,057

Consolidated income (loss) before income taxes	$(1,284)	$(624)

Income Taxes

In 2024, we recognized a tax expense of $676 million, or 53%, on a pre-tax loss of $1,284 million.

In 2023, we recognized a tax benefit of $7 million, or 1%, on a pre-tax loss of $624 million. See note 13 to our consolidated financial statements.

Net Income (Loss) Attributable to non-controlling interests

Net loss attributable to non-controlling interests was $320 million in 2024, compared to a net loss attributable to non-controlling interests of $56 million in 2023. The higher net loss in 2024 was mainly due to higher impairments of tangible assets largely related to the classification of our business venture in Japan as held for sale. See note 15 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net loss was $1,639 million in 2024, compared to a net loss of $559 million in 2023. This change was mainly due to higher income taxes, as well as higher operating loss in 2024, partially offset by higher net loss attributable to non-controlling interests, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) Per Share

The weighted average diluted shares outstanding used for the fully diluted share calculation for 2024 and 2023 was 1,131 million and 1,119 million shares, respectively.

Diluted loss per share was $1.45 for the year ended December 31, 2024, compared to diluted loss per share of $0.50 for the year ended December 31, 2023. See note 18 to consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs and the conversion of our convertible senior debentures, in each case, at period end.

As of December 31, 2024 and 2023, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,174 million and 1,157 million, respectively.

Impact of Currency Fluctuations on Results of Operations

In 2024, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Canadian dollar, Swiss franc, Russian ruble, Japanese yen and the new Israeli shekel) impact our results.

During 2024, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis): the Argentinian peso by 68%, the Turkish lira by 28%, the Chilean peso by 11%, the Ukraine hryvna by 8%, the Russian ruble by 8%, the Brazilian real by 7% and the Japanese yen by 7%. The following main currencies relevant to our operations increased in value against the U.S. dollar: the Polish zloty by 6%, the British pound by 3% and the Swiss franc by 2%.

As a result, exchange rate movements during 2024, net of hedging effects, negatively impacted overall revenues by $257 million and operating income by $103 million in comparison with 2023.

In 2024, a positive hedging impact of $34 million was recognized under revenues and a negative hedging impact of $5 million was recognized under cost of sales. In 2023, a negative hedging impact of $2 million was recognized under revenues and a negative hedging impact of $1 million was recognized under cost of sales.

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

Liquidity and Capital Resources

Total balance sheet assets were $39,326 million as of December 31, 2024, compared to $43,479 million as of December 31, 2023.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $2,837 million as of December 31, 2024, compared to a negative $1,374 million as of December 31, 2023. This decrease was mainly due to a classification of the working capital balance related to our API business and our business venture in Japan as held for sale (see note 2 to our consolidated financial statements), a decrease in inventory levels as well as in accounts receivables, net of SR&A, as we continue our efforts on capital allocation efficiencies and disciplined cost management to optimize our working capital management, a negative impact from several tax items, primarily the agreement with the Israeli Tax Authorities entered into in June 2024 (see note 13 to our consolidated financial statements), partially offset by a decrease in accounts payables.

Cash investment in property, plant and equipment and intangible assets in 2024 was $498 million, compared to $526 million in 2023. Depreciation was $471 million in 2024, compared to $537 million in 2023.

Cash and cash equivalents as of December 31, 2024 were $3,300 million compared to $3,226 million as of December 31, 2023.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits, as well as liquid securities that bear fixed and floating rates.

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, as amended on February 6, 2023 and on May 3, 2024 (“RCF”). See note 9 to our consolidated financial statements.

2024 Debt Balance and Movements

As of December 31, 2024, our debt was $17,783 million, compared to $19,833 million as of December 31, 2023. This decrease was mainly due to the repayment at maturity of $1,641 million of our senior notes and $429 million of exchange rate fluctuations.

In April 2024, we repaid $956 million of our 6% senior notes at maturity.

In October 2024, we repaid $685 million of our 1.13% senior notes at maturity.

Our debt as of December 31, 2024 was effectively denominated in the following currencies: 61% in U.S. dollars, 37% in euro and 2% in Swiss franc.

The portion of total debt classified as short-term as of December 31, 2024 was 10%, compared to 8% as of December 31, 2023.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 77% as of December 31, 2024, compared to 71% as of December 31, 2023.

Our average debt maturity was approximately 5.5 years as of December 31, 2024, compared to 6.0 years as of December 31, 2023.

In January 2025, we repaid $426 million of our 6% senior notes at maturity.

In January 2025, we repaid $427 million of our 7.13% senior notes at maturity.

For further information, see note 9 to our consolidated financial statements.

2023 Debt Balance and Movements

In March 2023, we repaid $646 million of our 1.25% senior notes at maturity.

In July 2023, we repaid $1,000 million of our 2.8% senior notes at maturity.

In July 2023, a total amount of $700 million was withdrawn under the RCF, of which $200 million was repaid in September 2023 and the remaining amount of $500 million was repaid in the fourth quarter of 2023.

Total Equity

Total equity was $5,380 million as of December 31, 2024, compared to $8,126 million as of December 31, 2023. This decrease was mainly due to a net loss of $1,959 million, a negative impact of $530 million from exchange rate fluctuations and the reclassification of $340 million from our non-controlling interests to redeemable non-controlling interests, related to our business venture in Japan.

Exchange rate fluctuations affected our balance sheet, as approximately 93% of our net assets (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2023, changes in currency rates had a negative impact of $530 million on our equity as of December 31, 2024. The following main currencies decreased in value against the U.S. dollar: Russian ruble by 23%, Mexican peso by 22%, Chilean peso by 13%, Japanese yen by 11%, Canadian dollar by 8%, Swiss franc by 7%, Bulgarian lev by 6%, euro by 6%, Polish zloty by 4% and British pound by 1%. All comparisons are on a year-end to year-end basis.

Cash Flow

We continually seek to improve the efficiency of our working capital management. Periodically, as part of our cash and commercial relationship management activities, we make decisions in our commercial and supply chain activities which drive an acceleration of receivable payments from customers, or deceleration of payments to vendors. This has the effect of increasing or decreasing cash from operations during any given period. Increased cash from operations has the effect of reducing our leverage ratio, which is measured net of cash and cash equivalents, as of the end of such period. In connection with strategic continual improvement, we obtained more favorable payment terms from many of our vendors which are expected to continue in future periods. In addition, in periods in which receivable payments from customers are delayed, we have and expect we may in the future extend the time to pay certain vendors, so as to balance our liquidity position. Such decisions have and may in the future have a material impact on our annual operating cash flow measurement, as well as on our quarterly results.

Cash flow generated from operating activities in 2024 was $1,247 million, compared to $1,368 million in 2023. The decrease in 2024 resulted mainly from an upfront payment received in 2023 related to the collaboration on our duvakitug (anti-TL1A) asset, a negative impact from accounts payables, the classification of payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid®) as cash flow used in operating activities, and higher tax payments, partially offset by higher profit from AUSTEDO and from the sale of certain product rights, lower inventory levels, and a positive impact from accounts receivables.

During 2024, we generated free cash flow of $2,068 million, which we define as comprising $1,247 million in cash flow generated from operating activities, $1,291 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $43 million proceeds from divestitures of businesses and other assets, partially offset by $498 million in cash used for capital investments and $15 million in cash used for acquisition of businesses, net of cash acquired. During 2023, we generated free cash flow of $2,387 million, which we define as comprising $1,368 million in cash flow generated from operating activities, $1,477 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $68 million proceeds from divestitures of businesses and other assets, partially offset by $526 million in cash used for capital investments. The decrease in 2024 resulted mainly from lower cash flow generated from operating activities.

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

Aggregated Contractual Obligations

The following table summarizes our material contractual obligations and commitments as of December 31, 2024:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(U.S. $ in millions)
Long-term debt obligations, including estimated interest*	$22,818	$2,549	$7,618	$5,373	$7,278
Purchase obligations (including purchase orders)	1,806	1,493	227	39	47

Total	$24,624	$4,042	$7,845	$5,412	$7,325

*	Long-term debt obligations mainly include senior notes, sustainability-linked senior notes and convertible senior debentures, as disclosed in note 9 to our consolidated financial statements.

The total gross amount of unrecognized tax benefits for uncertain tax positions was $449 million on December 31, 2024. Payment of these obligations would result from settlements with tax authorities. Due to the difficulty in determining the timing and magnitude of settlements, these obligations are not included in the table above. Correspondingly, it is difficult to ascertain whether we will pay any significant amount related to these obligations within the next year.

We have committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. As of December 31, 2024, if all development milestones and targets, for compounds in Phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $91 million. Additional contingent payments are owed upon achievement of product approval or launch milestones.

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

The following table presents our non-GAAP net income and non-GAAP EPS for the years ended December 31, 2024 and 2023, as well as reconciliations of each measure to their nearest GAAP equivalents:

			Year ended December 31,
($ in millions except per share amounts)			2024	2023
Net income (Loss) attributable to Teva		($)	(1,639)	(559)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets			588	616
Legal settlements and loss contingencies(1)			761	1,043
Goodwill impairment(2)			1,280	700
Impairment of long-lived assets(3)			1,275	378
Restructuring costs			74	111
Equity compensation			123	121
Contingent consideration(4)			303	548
Loss (Gain) on sale of business			(15)	(3)
Accelerated depreciation			13	80
Financial expenses			49	66
Items attributable to non-controlling interests(3)			(339)	(92)
Other non-GAAP items(5)			229	335
Corresponding tax effects and unusual tax items(6)			157	(446)
Non-GAAP net income attributable to Teva	($)	($)	2,860	2,898
Non-GAAP tax rate(7)			15.3%	13.0%
GAAP diluted earnings (loss) per share attributable to Teva	($)	($)	(1.45)	(0.50)
EPS difference(8)			3.94	3.06
Non-GAAP diluted EPS attributable to Teva(8)	($)	($)	2.49	2.56
Non-GAAP average number of shares (in millions)(8)			1,150	1,131

(1)

Adjustments for legal settlements and loss contingencies in 2024 were mainly related to legal expenses of $357 million recorded in connection with a decision by the European Commission in its antitrust investigation into COPAXONE, and an update to the estimated settlement provision of $278 million for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments and the settlement agreement with the city of Baltimore). Adjustments for legal settlements and loss contingencies in 2023 were mainly related to an update to the estimated provision of $370 million related to the DOJ patient assistance program litigation, an update to the estimated settlement provision of $269 million related to the remaining opioid cases, the provision of $207 million relating to the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products and the provision of $100 million related to the settlement of the reverse-payment antitrust litigation over certain HIV medicines.

(2)

In 2024 goodwill impairment charges of $1,280 million were recorded related to our API reporting unit. In 2023 goodwill impairment charges of $700 million were recorded related to our International Markets reporting unit

(3)

Adjustments for impairment of long-lived assets and items attributable to non-controlling interests in 2024 primarily consisted of $715 million and $342 million, respectively, related to the classification of our business venture in Japan as held for sale. In addition, in 2024 we recognized an impairment of $275 million related to the classification of our API business (including its R&D, manufacturing and commercial activities) as held for sale.

(4)

Adjustments for contingent consideration primarily related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid®) of $270 million and $422 million, in 2024 and 2023, respectively

(5)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, certain inventory write-offs, material litigation fees and other unusual events.

(6)

Adjustments for corresponding tax effects and unusual tax items in 2024 include a tax item in an amount of $495 million related to the settlement agreement with the ITA to settle certain litigation with respect to taxes payable for the Company’s taxable years 2008 through 2020.

(7)

Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above.

(8)	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

Trend Information

The following factors are expected to have a significant effect on our 2025 results:

•	continued growth of our innovative medicines AUSTEDO, AJOVY and UZEDY;

•	continued execution on the key pillars of our Pivot to Growth strategy;

•	expanding and accelerating our innovative medicines and biosimilar pipeline, including by pursuing business development and other partnership opportunities;

•	ability to successfully execute key generic launches in a timely manner including complex generic products, and to successfully develop and launch new biosimilar products;

•

continued competition for our generic products where multiple similar generic products have been launched, resulting in pricing pressure in the generics markets. We do, however, also see certain generic opportunities to grow our business, including our portfolio of new drug applications and our portfolio of approved complex products;

•	continued decline in sales of COPAXONE and certain other innovative medicines due to loss of exclusivity, generic competition and/or availability of alternative therapies;

•	our disciplined cash management and debt repayment schedule;

•

ongoing impact of macroeconomic headwinds and geopolitical tensions, including global supply chain disruptions, increases in labor and other operational costs, as well as exchange rate fluctuations. For further details, see “—Macroeconomic and Geopolitical Environment” above;

•

ongoing evaluation to further focus our business by optimizing our portfolio and global manufacturing footprint to achieve additional operational efficiencies, including potential divestitures, such as our intention to divest the Teva API business, which may affect our business and operations;

•	continued payments related to litigation and tax settlements; and

•	continued efforts towards achieving our long-term financial goals.

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

The critical accounting estimates relate to the following:

•	Revenue Recognition and SR&A in the United States

•	Income Taxes

•	Contingencies

•	Goodwill

•	Identifiable Intangible Assets

•	Contingent consideration

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

Goodwill

Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration and any non-controlling interest in the acquiree, over the assigned fair values of the identifiable net assets acquired, as part of a business combination. Goodwill is not amortized, and is assigned to reporting units and tested for impairment at least annually, in the second quarter of the fiscal year, and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform the next goodwill impairment quantitative test.

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

See note 7 and note 19 to our consolidated financial statements for further details on the goodwill impairments recognized in 2024 and 2023, and on Teva’s operating and reporting segments.

Identifiable Intangible Assets

Identifiable intangible assets are comprised of definite and indefinite life intangible assets.

Definite life intangible assets primarily include acquired product rights and other rights related to products approved by the FDA or the equivalent regulatory agencies in other countries. These assets are amortized using mainly the straight-line method over their estimated period of useful life, or based on economic benefit models when they better reflect the expected cash flow patterns. Amortization of acquired developed products is recorded under cost of sales, while amortization of marketing and distribution rights, if separable, is recorded under selling and marketing expenses.

Indefinite life intangible assets, primarily IPR&D assets, are monitored for research and development progress, clinical trial outcomes, and regulatory approvals to identify any triggering events for impairment.

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

Contingent consideration

Contingent consideration incurred in a business combination is included as part of the acquisition price, and recorded at a probability weighted assessment of its fair value, as of the acquisition date, using unobservable inputs. Assessing the fair value of contingent consideration requires the use of significant estimates and judgments, including, but not limited to, probability of technical success (achievement of the contingent event), the estimated amount and timing of projected cash flows, and the risk-adjusted discount rate. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recorded as income or expense under other asset impairments, restructuring and other items in the consolidated statements of income. Contingent consideration payments made or received soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made or received soon after the acquisition date, that are related to the acquisition date fair value, are reported as financing activities in the consolidated statements of cash flows, and amounts paid or received in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

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

Cash Flow Exposure

Our total revenues were $16,544 million in 2024. Of these revenues, approximately 47% were denominated in currencies other than the U.S. dollar, of which 22% in euros and the rest in other currencies, none of which accounted for more than 3% of total revenues in 2024. In most currencies, we recorded corresponding expenses.

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

As of December 31, 2024, we hedged part of our expected operating results for 2025 in currencies other than the U.S. dollar, primarily the British pound, Canadian dollar, Swiss franc, Swedish krona, Polish zloty, Japanese yen, Chilean peso, Indian rupee and Israeli shekel.

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

The table below presents exposures exceeding $50 million in absolute values:

Net exposure as of December 31, 2024
Liability/Asset	(U.S. $ in millions)
IL/USD	833
GBP/EUR	647
PLN/EUR	313
USD/JPY	287
CHF/EUR	269
BGN/EUR	202
EUR/RUB	167
INR/USD	149
EUR/USD	101
USD/PLN	82
EUR/CAD	81
USD/MXN	81
USD/CAD	54

Outstanding Foreign Exchange Hedging Transactions

As of December 31, 2024, we had outstanding derivatives, primarily forwards and currency option contracts, with a corresponding notional amount of approximately $3.9 billion and $21 million, respectively. As of December 31, 2023, we had outstanding derivatives, primarily forwards and currency option contracts, with a corresponding notional amount of approximately $2.5 billion and $0.2 billion, respectively.

The table below presents the net notional and fair values of the financial derivatives entered into as of December 31, 2024 in order to reduce currency exposure arising from our cash flow and balance sheet exposures. The table below presents only currency paired with hedged net notional values exceeding $50 million.

Currency (sold)	Cross Currency (bought)	Net Notional Value		Fair Value		2024 Weighted Average Cross Currency Prices or Strike Prices
		2024	2023	2024	2023
	(U.S. $ in millions)
Forward:
USD	ILS	857	79	7	2	3.69
EUR	GBP	646	246	5	(17)	0.85
JPY	USD	306	179	11	(4)	150.05
EUR	CHF	300	354	(3)	(3)	0.95
EUR	PLN	279	151	3	(1)	4.32
EUR	USD	236	252	(2)	(8)	1.09
USD	INR	179	122	(2)	(8)	83.75
GBP	USD	126	58	5	(18)	1.28
CHF	USD	118	50	5	(2)	0.87
USD	PLN	117	58	3	1	4.00
CAD	USD	116	52	3	(5)	1.36
USD	SEK	87	*	2	—	10.55
MXN	USD	69	*	1	—	18.26
EUR	CAD	61	*	—	—	1.49
Options:
EUR	USD	*	132	—	(3)	—
GBP	USD	*	86	—	(2)	—
USD	ILS	*	68	—	(2)	—
CAD	USD	*	*	—	—	—
CHF	USD	*	*	—	(1)	—

*	Represents net notional value of less than $50 million.

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

We raise capital through various debt instruments including senior notes, sustainability-linked senior notes, and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, as described below, we have swapped from a fixed to a variable interest rate (“fair value hedge”), from a variable to a fixed interest rate and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of December 31, 2024, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

In certain cases, we may hedge, in whole or in part, against exposure arising from a specific transaction, such as debt issuances related to an acquisition or debt refinancing, by entering into forward and interest rate swap contracts and/or by using options.

The table below presents the aggregate outstanding debt by currencies and maturities as of December 31, 2024:

Currency	Total Amount	Interest Rate Ranges		2025	2026	2027	2028	2029	2030 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	10,920	3.15%	8.13%	427	3,374	1,000	1,250	1,600	3,269
Euro	6,514	1.63%	7.88%	945	—	1,873	778	835	2,083
CHF	387	1.00%	1.00%	387	—	—	—	—	—
USD convertible debentures*	23	0.25%	0.25%	—	—	—	—	—	—

Variable Rate:
Total:	17,844			$1,759	$3,374	$2,873	$2,028	$2,435	$5,352

Less debt issuance costs	(61)

Total:	$17,783

*	Classified under short-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024

9
0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the
Board of Directors and Shareholders of Teva Pharmaceutical Industries Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teva Pharmaceutical Industries Limited and its subsidiaries
(the “Company”) as of
December 31, 2024 and 2023,
and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 8 (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated
financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control – Integrated Framework
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
Goodwill Impairment Assessment – Teva API reporting unit
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the Teva API (TAPI) reporting unit were $15,147 million and $0 million, respectively, as of December 31, 2024. As disclosed by management, goodwill is assigned to reporting units and tested for impairment at least annually, in the second quarter of the fiscal year, and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the second quarter of 2024, management conducted a quantitative analysis of all reporting units as part of its annual goodwill impairment test with the assistance of an independent valuation expert. In the second quarter of 2024, management recorded a goodwill impairment charge of $400 million related to its Teva API reporting unit, mainly due to Management’s Pivot to Growth strategy assumptions. Management noted a triggering event during the third and fourth quarters for its TAPI reporting unit, which resulted from updated assumptions in connection with Teva’s intention to divest its API business through a sale.
As a result, management performed a quantitative assessment in the third and fourth quarters of 2024, which resulted in the recording of a goodwill impairment charge of $600 million and $280 million respectively for its Teva API reporting unit.
Management determines the fair value of its reporting units using the income approach and its updated assumptions in connection with Teva’s intention to divest its API business through a sale. Within the income approach, the method used is the discounted cash flow method. Management begins with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. As disclosed by management, key estimates include the revenue growth rates taking into consideration industry and market conditions, terminal growth rate and the discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the TAPI reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, discount rate and terminal growth rate; and (iii) the audit effort involved using professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the TAPI reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, discount rate and terminal growth rate. Evaluating management’s assumptions related to the revenue growth rates and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow model and the discount rate assumption.
Sales Reserves and Allowances (“SR&A”) – Chargebacks and Medicaid in the United States
As described in Notes 1 and 3 to the consolidated financial statements, revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer. The amount of consideration to which the Company expects to be entitled varies as a result of rebates, chargebacks and other SR&A that the Company offers to its customers and their customers, as well as the occurrence or nonoccurrence of future events, including milestone events. A minimum amount of variable consideration is recorded by the Company concurrently with the satisfaction of performance obligations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of December 31, 2024, consolidated SR&A for chargebacks and Medicaid were $1,497 million. Provisions for chargebacks involve estimates of usage by retailers and other indirect buyers with varying contract prices for multiple wholesalers. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers. Provisions for estimating chargebacks are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for Medicaid are based on historical trends of rebates paid, as well as on changes in wholesaler inventory levels and increases or decreases in sales.
The principal considerations for our determination that performing procedures relating to SR&A for chargebacks and Medicaid in the United States is a critical audit matter are (i) the significant judgment by management due to the significant measurement uncertainty involved in developing the reserves, as the reserves are based on assumptions developed using contractual and mandated terms with customers, historical experience, and projected market conditions in the U.S.; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to wholesaler inventory levels and expected chargeback levels.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to SR&A for chargebacks and Medicaid in the United States, including controls over the assumptions used by management to estimate the reserves. These procedures also included, among others, (i) developing independent estimates of the reserves using third party information, the contractual or mandated terms of the specific rebate or chargeback programs, and the historical trends of payments and comparing the independent estimates to management’s estimates; (ii) evaluating the reasonableness of significant assumptions used by management related to open claims for Medicaid, wholesaler inventory levels and expected chargeback levels; and (iii) testing the completeness, accuracy, and relevance of underlying data used to estimate the reserves, including testing actual claims processed by the Company.
/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited
Tel Aviv, Israel
February 5, 2025
We have served as the Company’s auditor since at least 1976. We have not been able to determine the specific year we began serving as the auditor of the Company.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$3,300	$3,226
Accounts receivables, net of allowance for credit losses of $78 million and $95 million as of December 31, 2024 and December 31, 2023, respectively	3,059	3,408
Inventories	3,007	4,021
Prepaid expenses	1,006	1,255
Other current assets	409	504
Assets held for sale	1,771	70

Total current assets	12,552	12,485
Deferred income taxes	1,799	1,812
Other non-current assets	462	470
Property, plant and equipment, net	4,581	5,750
Operating lease right-of-use assets	367	397
Identifiable intangible assets, net	4,418	5,387
Goodwill	15,147	17,177

Total assets	$39,326	$43,479

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,781	$1,672
Sales reserves and allowances	3,678	3,535
Accounts payables	2,203	2,602
Employee-related obligations	624	611
Accrued expenses	2,792	2,771
Other current liabilities	1,020	1,044
Liabilities held for sale	698	13

Total current liabilities	12,796	12,247
Long-term liabilities:
Deferred income taxes	483	606
Other taxes and long-term liabilities	4,028	4,019
Senior notes and loans	16,002	18,161
Operating lease liabilities	296	320

Total long-term liabilities	20,809	23,106

Commitments and contingencies , see note 12
Total liabilities	33,606	35,353

Redeemable non-controlling interests	340	—

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; December 31, 2024 and December 31, 2023: authorized 2,495 million shares; issued 1,240 million shares and 1,227 million shares, respectively	58	57
Additional paid-in capital	27,764	27,807
Accumulated deficit	(15,173)	(13,534)
Accumulated other comprehensive loss	(3,148)	(2,697)
Treasury shares as of December 31, 2024 and December 31, 2023: 107 million and 106 million ordinary shares, respectively	(4,128)	(4,128)

	5,373	7,506

Non-controlling interests	7	620

Total equity	5,380	8,126

Total liabilities, redeemable non-controlling interests and equity	$39,326	$43,479

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Net revenues	$16,544	$15,846	$14,925
Cost of sales	8,481	8,200	7,952

Gross profit	8,064	7,645	6,973
Research and development expenses, net	998	953	838
Selling and marketing expenses	2,541	2,336	2,265
General and administrative expenses	1,161	1,162	1,180
Intangible assets impairments	251	350	355
Goodwill impairment	1,280	700	2,045
Other asset impairments, restructuring and other items	1,388	718	512
Legal settlements and loss contingencies	761	1,043	2,082
Other loss (income)	(14)	(49)	(107)

Operating income (loss)	(303)	433	(2,197)
Financial expenses – net	981	1,057	966

Income (loss) before income taxes	(1,284)	(624)	(3,163)
Income taxes (benefit)	676	(7)	(643)
Share in (profits) losses of associated companies – net	(1)	(2)	(21)

Net income (loss)	(1,959)	(615)	(2,499)
Net income (loss) attributable to non-controlling interests	(320)	(56)	(53)

Net income (loss) attributable to Teva	(1,639)	(559)	(2,446)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(1.45)	$(0.50)	$(2.20)

Diluted	$(1.45)	$(0.50)	$(2.20)

Weighted average number of shares (in millions):
Basic	1,131	1,119	1,110

Diluted	1,131	1,119	1,110

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$(1,959)	$(615)	$(2,499)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(530)	80	(356)
Unrealized gain (loss) on derivative financial instruments, net	28	29	29
Unrealized gain (loss) on defined benefit plans, net	(6)	(18)	57

Total other comprehensive income (loss)	(508)	91	(270)

Total comprehensive income (loss)	(2,467)	(524)	(2,769)
Comprehensive income (loss) attributable to non-controlling interests	(381)	(106)	(169)

Comprehensive income (loss) attributable to Teva	$(2,086)	$(418)	$(2,600)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva share- holders’ equity	Non-controlling interests	Total equity

		(U.S. dollars in millions)
Balance at January 1, 2022	1,209	57	27,561	(10,529)	(2,683)	(4,128)	10,278	966	11,244
Changes during 2022:
Net income (loss)				(2,446)			(2,446)	(53)	(2,499)
Other comprehensive income (loss)					(154)		(154)	(116)	(270)
Issuance of shares	8	*	1				1		1
Stock-based compensation expense			124				124		124
Transactions with non-controlling interests								(2)	(2)

Balance at December 31, 2022	1,217	57	27,688	(12,975)	(2,838)	(4,128)	7,804	794	8,598
Changes during 2023:
Net income (loss)				(559)			(559)	(56)	(615)
Other comprehensive income (loss)					141		141	(50)	91
Issuance of Shares	10	*	*				*		*
Stock-based compensation expense			121				121		121
Dividend to non-controlling interests **								(68)	(68)

Balance at December 31, 2023	1,227	57	27,807	(13,534)	(2,697)	(4,128)	7,506	620	8,126
Changes during 2024:
Net income (loss)				(1,639)			(1,639)	(320)	(1,959)
Other comprehensive income (loss)					(447)		(447)	(61)	(508)
Issuance of Shares	13	1	*				1		1
Stock-based compensation expense			123				123		123
Proceeds from exercise of options			19				19		19
Dividend to non-controlling interests **								(18)	(18)
Purchase of shares from non-controlling interests***			(45)		(3)		(48)	(16)	(64)
Reclassification to redeemable non-controlling interests****			(142)				(142)	(198)	(340)

Balance at December 31, 2024	1,240	$58	$27,764	$(15,173)	$(3,148)	$(4,128)	$5,373	$7	$5,380

*	Represents an amount less than $0.5 million.
**	Mainly in connection with a declaration of dividends to non-controlling interests in Teva’s business venture in Japan.
***	Purchase of shares from non-controlling interests in a Teva’s subsidiary in Switzerland.
****	In connection with the expected sale of Teva’s business venture in Japan. See note 22.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$(1,959)	$(615)	$(2,499)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment of goodwill	1,280	700	2,045
Impairment of long-lived assets and assets held for sale	1,275	378	402
Depreciation and amortization	1,059	1,153	1,308
Net change in operating assets and liabilities	(435)	(72)	1,355
Deferred income taxes — net and uncertain tax positions	(634)	(317)	(1,064)
Stock-based compensation	123	121	124
Net loss (gain) from sale of business and long-lived assets	(22)	(41)	10
Other items *	560	61	(91)

Net cash provided by (used in) operating activities	1,247	1,368	1,590

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	1,291	1,477	1,140
Purchases of property, plant and equipment and intangible assets	(498)	(526)	(548)
Proceeds from sale of business and long lived assets	43	68	68
Purchases of investments and other assets	(71)	(46)	(1)
Proceeds from sale of investments	40	—	4
Acquisitions of businesses, net of cash acquired	(15)	—	(7)
Other investing activities	2	(5)	—

Net cash provided by (used in) investing activities	792	968	656

Financing activities:
Repayment of senior notes and loans and other long term liabilities	(1,641)	(4,152)	(1,369)
Proceeds from senior notes, net of issuance costs	—	2,451	—
Proceeds from short term debt	—	700	—
Repayment of short term debt	—	(700)	—
Purchase of shares from non-controlling interests	(64)	—	—
Dividends paid to non-controlling interests	(78)	—	—
Other financing activities	(8)	(212)	(118)

Net cash provided by (used in) financing activities	(1,791)	(1,913)	(1,487)

Translation adjustment on cash and cash equivalents	(174)	(30)	(123)

Net change in cash, cash equivalents and restricted cash	74	393	636
Balance of cash, cash equivalents and restricted cash at beginning of year	3,227	2,834	2,198

Balance of cash, cash equivalents and restricted cash at end of year	$3,300	$3,227	$2,834

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	3,300	3,226	2,801
Restricted cash included in other current assets	—	1	33

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	3,300	3,227	2,834

*
Adjustment in the year ended December 31, 2024 mainly relates to an agreement with the Israeli Tax Authorities to settle certain litigation in an amount of $495 million relating to taxes payable for the years 2008 through 2020.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(U.S. dollars in millions)
Supplemental cash flow information:

	Year ended December 31,
	2024	2023	2022
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,286	$1,446	$1,189
Dividend declared to non-controlling interests	—	$67	$—
Cash paid during the year for:
Interest	$1,004	$1,078	$948
Income taxes, net of refunds	$471	$298	$543
Net change in operating assets and liabilities:

	Year ended December 31,
	2024	2023	2022
Other current assets	$(1,104)	$(1,525)	$(828)
Trade payables, accrued expenses, employee-related obligations and other liabilities	258	1,588	2,012
Trade receivables net of sales reserves and allowances	245	12	334
Inventories	166	(147)	(163)

	$(435)	$(72)	$1,355

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

10
0

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
In preparing the Company’s consolidated financial statements, management also considered the economic implications of inflation expectations on its critical and significant accounting estimates. Government actions taken to address macroeconomic developments, as well as their economic impact on Teva’s third-party manufacturers and suppliers, customers and markets, could also impact such estimates and may change in future periods. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to: determining the valuation and recoverability of IPR&D assets, marketed product rights, contingent consideration and goodwill, assessing sales reserves and allowances in the United States, uncertain tax positions, valuation allowances and contingencies. Some of these estimates could be impacted by higher costs and the ability to pass on such higher costs to customers, which is highly uncertain.
As of the date of these consolidated financial statements, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. Other than its impact on the goodwill impairment charge in its International Markets reporting unit recorded in the second quarter of 2023, the impact of the Russia-Ukraine conflict on Teva’s results of operations and financial condition continues to be immaterial.
In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts. As of the date of these consolidated financial statements, sustained conflict in the region is ongoing. Israel is included in Teva’s International Markets segment results. Teva’s global headquarters and several manufacturing and R&D facilities are located in Israel. Currently, such activities in Israel remain largely unaffected. Teva continues to maintain contingency plans with backup production locations for key products. During the years ended December 31, 2024 and 2023, the impact of this war on Teva’s results of operations and financial condition was immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.
Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
2023-07
“Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted the new accounting standard for the fiscal year 2024. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements related disclosures.
Recently issued accounting pronouncements, not yet adopted
In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.
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
re-measured
at each reporting period, with any adjustments in fair value recognized in earnings under other asset impairments, restructuring and other items.

d.	Collaborative arrangements:
The Company enters into collaborative arrangements, typically with other pharmaceutical or biotechnology companies, to develop and commercialize drug candidates or intellectual property. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. These collaborations usually involve various activities by one or more parties, including research and development, marketing and selling and distribution. Often, these collaborations require upfront, milestone and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development.

10
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The Company recognizes revenue generated and costs incurred on sales to third parties as it relates to collaborative agreements on a gross or net basis. When the Company is the principal on sales transactions with third parties, the Company recognizes sales, cost of sales and selling, general and administrative expenses on a gross basis. Profit sharing amounts it pays to its collaborative partners are recorded within cost of sales. When the collaborative partner is the principal on sales transactions with third parties, the Company records profit sharing amounts received from its collaborative partners on a net basis.
Research and development costs the Company incurs related to collaborations are recorded within Research and development expenses. Cost reimbursements to the collaborative partner or payments received from the collaborative partner to share these costs pursuant to the terms of the collaboration agreements are recorded as increases or decreases to Research and development expenses.
In addition, the terms of the collaboration agreements may require the Company to make payments based upon the achievement of certain developmental, regulatory approval or commercial milestones. Upfront and milestone payments payable by the Company to collaborative partners prior to regulatory approval are expensed as incurred and included in Research and development expenses. Payments due to collaborative partners upon or subsequent to regulatory approval are capitalized and amortized to Cost of sales over the estimated useful life of the corresponding intangible asset, provided that future cash flows support the amounts capitalized. Sales-based milestones payable by the Company to collaborative partners are accrued and capitalized, subject to cumulative amortization catch-up,
when determined to be probable of being achieved by the Company. The amortization catch-up
is calculated either from the time of the first regulatory approval for indications that were unapproved at the time the collaboration was formed, or from the time of the formation of the collaboration for approved products. The related intangible asset that is recognized is amortized to Cost of sales over its remaining useful life, subject to impairment testing.

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
The Company measures and discloses the fair value of financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

10
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

j.	Accounts Receivables:
Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.
Write-off
activity and recoveries for the periods presented were not material.

10
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

k.	Concentration of credit risks:
Most of Teva’s cash and cash equivalents, along with investment in securities, on December 31, 2024 were deposited with European, U.S. and Israeli banks and financial institutions and were comprised mainly of money market funds investments and cash deposits.
The U.S. market constituted approximately 49% of Teva’s consolidated revenues in 2024. The exposure of credit risks relating to other trade receivables outside the U.S. is limited, due to the relatively large number of group customers and their wide geographic distribution. Teva performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral and from time to time the Company may choose to purchase trade credit insurance.

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
to their estimated fair value and amortized to cost of sales as that inventory is sold or written off.

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
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration and any non-controlling
interest in the acquiree, over the assigned fair values of the identifiable net assets acquired, as part of a business combination. Goodwill is not amortized, and is assigned to reporting units and tested for impairment at least on an annual basis, in the second quarter of the fiscal year.
The goodwill impairment test is performed according to the following principles:

1.	An initial qualitative assessment may be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

2.
If the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative fair value test is performed. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized.

An interim goodwill impairment test may be required in advance or after of the annual impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit

10
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Identifiable intangible assets
Identifiable intangible assets are comprised of definite and indefinite life intangible assets.
Definite life intangible assets primarily include acquired product rights and other rights related to products approved by the FDA or the equivalent regulatory agencies in other countries. These assets are amortized using mainly the straight-line method over their estimated period of useful life or based on economic benefit models when they better reflect the expected cash flow patterns. Amortization of acquired product rights is recorded under cost of sales, while amortization of marketing and distribution rights, if separable, is recorded under selling and marketing expenses (“S&M”).
Indefinite life intangible assets, primarily IPR&D assets, are monitored for research and development progress, clinical trial outcomes, and regulatory approvals to identify any triggering events for impairment.
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

10
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

For property, plant and equipment, whenever impairment indicators are identified, Teva reconsiders the asset’s estimated life, calculates the undiscounted value of the asset’s cash flows and compares such value against the asset’s carrying amount. If the carrying amount is greater, Teva records an impairment loss for the excess of book value over fair value.
Lease
right-of-use
(ROU) assets
See note 8 and note 1ff for further discussion.
Assets and liabilities held for sale
Assets and liabilities classified as held for sale are measured at the lower of their carrying amount or fair value, less costs to sell. Non-current assets included in assets held for sale are not subject to depreciation or amortization while classified as held for sale. These assets and liabilities are presented separately within current assets and current liabilities on the Consolidated Balance Sheets.

n.	Contingent consideration:
The fair value of contingent consideration liabilities acquired as part of business combination is determined at the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period until the contingency is resolved, the contingent consideration liability is remeasured at current fair value with changes (either expense or income) recorded in earnings under other asset impairments, restructuring and other items. Significant events that increase or decrease the probability of achieving development and regulatory milestones or that increase or decrease projected cash flows will result in corresponding increases or decreases in the fair values of the related contingent consideration obligations.

0.	Contingencies:
The Company is involved in various patent, product liability, commercial, government investigations, environmental claims and other legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies, contingent consideration, other contingent liabilities incurred or acquired in a business combination, Teva records accruals for these types of contingencies to the extent that Teva concludes their occurrence is probable and that the related liabilities are reasonably estimable. When accruing these costs, the Company will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Teva records anticipated recoveries under existing insurance contracts that are probable of occurring at the gross amount that is expected to be collected, in the limit these anticipated recoveries do not exceed the loss recognized. When applicable, the Company classifies the effect that the passage of time had on the net present value of a discounted legal accrual as legal expenses. Legal costs are expensed as incurred.
The Company recognizes gain contingencies when they are realized or when all related contingencies have been resolved.

p.	Treasury shares:
Treasury shares are presented as a reduction of Teva shareholders’ equity and carried at their cost to Teva, under treasury shares.

10
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

q.	Stock-based compensation:
Teva recognizes stock-based compensation expense for equity grants under the Company’s long-term incentive plans (including stock options, restricted share units (“RSUs”) and performance share units (“PSUs”). The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period.
Teva uses the Black-Scholes model to compute the estimated fair value of stock option awards. Additionally, the Company uses a Monte Carlo simulation to compute the estimated fair value of performance share units that are subject to vesting based on the Company’s attainment of pre-established
criteria that include a market condition. The fair value of the restricted share units is based on the market value of the underlying stock at the date of grant, less the present value of expected dividends not received during the vesting period, if applicable.
For performance-based restricted stock units that contain a performance condition, the Company recognizes stock-based compensation expense if and when the Company determines that it is probable the performance condition will be achieved. If the Company subsequently determines that the performance criteria are not met or are not expected to be met, any amounts previously recognized as compensation expense are reversed in the period when such determination is made.
Teva accounts for forfeitures of share-based awards, RSUs and PSUs, at the time they occur. If an employee forfeits an award due to not completing the required service period, the Company reverses any previously recognized compensation expense in the same period the forfeiture takes place.

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

1
09

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

1
1
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Contract liabilities are mainly comprised of deferred revenues (defined as obligations to provide products or services to customers when payment has been made in advance and delivery or performance has not yet occurred), which were immaterial as of December 31, 2024 and 2023.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

11
3

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
Shipping and handling costs to end customers, which are included in S&M expenses, were $119 million, $124 million and $118 million for the years ended December 31, 2024, 2023 and 2022, respectively.

x.	Advertising costs:
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2024, 2023 and 2022 were $259 million, $162 million and $168 million, respectively.

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

11
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

z.	Segment reporting:
The Company’s business includes three reporting segments based on three geographical areas:

(a)	United States segment.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries in which Teva operates other than those in the United States and Europe segments.
Each business segment manages the entire product portfolio in its region, including generic products, innovative medicines and over-the-counter
(“OTC”) products.
In addition to these three segments, Teva has other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. See also note 19.

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

cc.	Supplier finance program
The Company has established a supplier finance program to facilitate the payment of trade payables for its operations. Under this program, participating suppliers have the option to receive early payment on their invoices

11
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

from a third-party financial institution, based on terms agreed between the supplier and the financial institution. The Company’s obligations to its suppliers under the program remain consistent with its original payment terms and are not legally modified as a result of the supplier’s participation in the program.
Amounts outstanding under the supplier finance program are recorded within trade payables on the balance sheet, as the nature of the liability has not changed. Payments made through the program are reflected in operating cash flows, consistent with the classification of other accounts payable.

dd.	Divestitures
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

ee.	Debt instruments
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
non-current
liabilities on the balance sheet when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC
470-50
“Debt”.

ff.	Leases
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

11
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Under the initial agreement, in the second quarter of 2024, Teva paid mAbxience upfront and milestone payments in a total amount of $20 million, which were recorded as R&D expenses. Pursuant to the amendment of the licensing agreement, in the fourth quarter of 2024, Teva paid mAbxience further upfront and milestone payments in a total amount of $15 million, which were recorded as R&D expenses in the third quarter of 2024. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $320 million.

11
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Launch Therapeutics and Abingworth
On March 28, 2024, Teva and Launch Therapeutics, Inc. (“Launch Therapeutics”) entered into a clinical collaboration agreement to further accelerate the clinical research program of Teva’s DARI—Dual-Action Asthma Rescue Inhaler
(ICS-SABA;
TEV-‘248).
As part of this clinical collaboration agreement Teva also entered into a development funding agreement with funds affiliated with Abingworth LLP (“Abingworth”). Under the clinical collaboration agreement, Launch Therapeutics, a clinical development company backed by Abingworth and Carlyle, the global investment firm, will have the lead role in the operational execution and management of the planned clinical trials. Teva will retain primary responsibility for manufacturing, regulatory interactions in the U.S., and commercialization. DARI
(ICS-SABA;
TEV-’248)
is currently in Phase 3 for the treatment of asthma symptoms addressing both immediate symptoms and long-term inflammation.
Under the development funding agreement, Abingworth will provide Teva up to $150 million to fund ongoing development costs for DARI
(ICS-SABA;
TEV-‘248).
In exchange and subject to regulatory approval, Teva will pay Abingworth a milestone payment in the amount actually funded by Abingworth up to $150 million, as well as success payments based on DARI
(ICS-SABA;
TEV-‘248)
sales. During 2024, Teva recorded $42 million, as reimbursement for R&D expenses incurred in connection with this agreement.
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
with an option to increase the total funding amount to $125 million, which expired in the second quarter of 2024. In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, paid over 5 years, in addition to royalties upon commercialization. Teva will continue to lead the development and commercialization of the product globally. During 2023 and 2024, Teva recorded $100 million, as reimbursement for R&D expenses incurred in connection with this agreement, which collectively amounted to the total funding Royalty Pharma was to provide Teva. Olanzapine LAI
(TEV-’749)
is currently in Phase 3 for the treatment of schizophrenia (see also MedinCell transaction below).
Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop
and
co-
commercialize Teva’s duvakitug (anti-TL1A,
TEV-’574)
 asset, a novel anti-TL1A therapy for the treatment of ulcerative colitis and Crohn’s disease, two types of inflammatory bowel disease. Under the terms of the collaboration agreement, in partial consideration of the licenses granted to Sanofi, Teva received an upfront payment of $
500
million in the fourth quarter of 2023, recognized as revenue. Additionally, Teva may receive up

11
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

to $
1 billion in development and launch milestones. Each company will equally share the remaining development costs globally and net profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi will lead the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world. On December 17, 2024, Teva and Sanofi announced that the Phase 2b study for duvakitug met its primary endpoints in patients with ulcerative colitis and Crohn’s disease. Sanofi and Teva plan to initiate Phase 3 development in inflammatory bowel disease, pending regulatory discussions.
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) providing Teva with an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin
(TEV-’286)
and a related compound
(TEV-’287).
Emrusolmin
(TEV-’286)
was developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease. Teva has initiated a Phase 2 clinical trial. In the fourth quarter of 2021, Teva made an upfront payment of $10 million to Modag, recorded as an R&D expense. Modag may be eligible for additional future development milestone payments, in an aggregate amount of up to $30 million, as well as future commercial milestones and royalties.
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
On February 24, 2024, Alvotech and Teva announced that the FDA approved SIMLANDI (adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira
®
, for the treatment of adult rheumatoid arthritis, juvenile idiopathic arthritis, adult psoriatic arthritis, adult ankylosing spondylitis, Crohn’s disease, adult ulcerative colitis, adult plaque psoriasis, adult hidradenitis suppurativa and adult uveitis. On April 17, 2024, Alvotech and Teva amended their collaboration agreement to enable the purchase by Quallent of a private label adalimumab-ryvk injection from Alvotech for the U.S. market, with Alvotech sharing profits with Teva on the private label sales. On May 20, 2024, Alvotech and Teva announced that SIMLANDI is available in the United States.

1
19

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

With respect to the proposed biosimilar to Stelara
®
, on June 12, 2023, Alvotech and Teva reached a settlement and license agreement with Johnson & Johnson, granting a licensed entry date in the U.S. no later than February 21, 2025.
On April 16, 2024, Alvotech and Teva announced that the FDA approved SELARSDI (ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara
®
, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients six years and older, and on October 22, 2024, announced that the FDA approved SELARSDI in a new presentation, 130 mg/26 mL (5 mg/mL) solution in a single-dose vial for intravenous infusion, expanding its label to include treatment of adults with Crohn’s disease and ulcerative colitis.
In January 2025, Teva and Alvotech announced that the FDA had accepted for review Biologic License Applications (“BLA”) for Alvotech’s proposed biosimilars to Simponi
®
and Simponi Aria
®
(golimumab).
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
or TEV ’573) and as a result paid Teva a milestone payment of $25 million, which was recognized as revenue in the second quarter of 2022. In April 2024, Takeda informed Teva of its intent to terminate the agreement with respect to such product candidate, which product rights will revert back to Teva in early 2025. Takeda continues to have rights under the license agreement with respect to other product candidates. In December 2024, Takeda informed Teva of its intent to terminate the license agreement in its entirety, and all rights to the ATTENUKINE
TM
technology will revert back to Teva in first half of 2025.
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
The second selected product candidate is olanzapine LAI
(TEV-’749)
for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to Phase 3 and, as a result, paid a $3 million milestone payment to MedinCell, which was recognized as R&D expenses. On May 8, 2024, Teva and MedinCell announced positive Phase 3 efficacy results from a trial evaluating olanzapine LAI as a once-monthly subcutaneous long-acting injectable in adults with schizophrenia. Additional safety and efficacy results are planned in the first half of 2025. MedinCell may become eligible for further development and commercial milestones of up to $117 million, as well as royalties on sales of olanzapine LAI
(TEV-’749).
Assets and Liabilities Held For Sale:
General
Assets and liabilities held for sale as of December 31, 2024, included Teva’s API business and its Teva’s business venture in Japan. Assets held for sale as of December 31, 2023 included businesses that were expected to be sold within 2024.

1
2
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all.
In connection with the held for sale classification of Teva’s business venture in Japan, in the first quarter of 2024, Teva recorded expenses of $577 million due to an expected loss upon sale, including $369 million of expected loss from reclassification of currency translation adjustments to the statements of income upon sale, in other assets impairments, restructuring and other items. In the second quarter of 2024, Teva recorded an additional expense of $67 million related to the expected loss from reclassification of currency translation adjustments referred to above. In the third quarter of 2024, Teva recorded a favorable adjustment of $83 million, primarily related to the change in expected loss from reclassification of currency translation adjustments referred to above. In the fourth quarter of 2024, Teva recorded expenses of $129 million due to an expected loss upon sale, including $115 million of expected loss from reclassification of currency translation adjustments to the statements of income upon sale.

49% of these expected losses were attributable to Teva’s non-controlling interests.
In connection with the held for sale classification of Teva’s API business, in the fourth quarter of 2024, Teva recorded expenses of $275 million due to an expected loss upon sale, including a favorable adjustment of $34 million related to the expected gain from reclassification of currency translation adjustments to the statements of income upon sale. See note 15.
Teva has elected the policy to include the currency translation adjustment related to the disposal group as part of the asset carrying amount.
The table below summarizes all of Teva’s assets and liabilities included as held for sale as of December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
	(U.S. $ in millions)
Accounts receivables	222	—
Inventories	$647	$12
Property, plant and equipment, net and others	913	5
Identifiable intangible assets, net	83	—
Goodwill	255	30
Other current assets	99	23
Other non-current assets	236	—
Expected loss on sale*	(684)	—

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$1,771	$70

Accounts payables	(283)	—
Other current liabilities	(49)	(13)
Other non-current liabilities	(85)	—
Expected loss on sale*	(281)	—

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(698)	$(13)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.

1
2
1

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

	Year ended December 31, 2024
	United states	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	6,327	4,891	2,280	933	14,430
Licensing arrangements	103	35	24	11	173
Distribution	1,536	1	39	—	1,576
Other*	68	176	121	§	365

	$8,034	$5,103	$2,463	$944	$16,544

*	“Other” revenues in all segments include revenues related to sales of certain product rights.
§	Represents an amount less than $0.5 million.

	Year ended December 31, 2023
	United states	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	5,554	4,631	2,229	565	12,979
Licensing arrangements *	597	51	28	5	681
Distribution	1,577	§	38	—	1,615
Other**	2	155	57	357	570

	$7,731	$4,837	$2,351	$926	$15,846

*	Revenues from licensing arrangements in United states segment were mainly comprised of $500 million upfront payment received in connection with the collaboration on Teva’s anti-TL1A asset. See note 2.
**	“Other” revenues in Europe segment mainly related to the sale of certain product rights.
§	Represents an amount less than $0.5 million.

	Year ended December 31, 2022
	United states	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	5,383	4,455	2,257	671	12,766
Licensing arrangements	136	51	22	4	212
Distribution	1,471	1	46	—	1,519
Other	13	18	27	370	428

	$7,003	$4,525	$2,352	$1,045	$14,925

1
2
2

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
SR&A to U.S. customers comprised approximately 69% of the Company’s total SR&A as of December 31, 2024, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the years ended December 31, 2024 and 2023 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2024	$61	1,603	540	859	436	97	$3,535	$3,596
Provisions related to sales made in current year period	390	4,640	787	7,952	276	149	13,804	14,194
Provisions related to sales made in prior periods	—	5	22	(11)	(22)	(3)	(9)	(9)
Credits and payments	(395)	(4,531)	(781)	(7,851)	(286)	(126)	(13,575)	(13,970)
Translation differences	—	(43)	(7)	(13)	(5)	(9)	(77)	(77)

Balance at December 31, 2024	$56	$1,674	$561	$936	$399	$108	$3,678	$3,734

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2023	$67	$1,575	$663	$991	$455	$66	$3,750	$3,817
Provisions related to sales made in current year period	354	4,015	654	7,579	264	109	12,621	12,975
Provisions related to sales made in prior periods	—	(31)	(33)	(54)	17	—	(101)	(101)
Credits and payments	(360)	(3,974)	(748)	(7,662)	(304)	(77)	(12,765)	(13,125)
Translation differences	—	18	4	5	4	(1)	30	30

Balance at December 31, 2023	$61	$1,603	$540	$859	$436	$97	$3,535	$3,596

Allowance for credit losses
Accounts receivables are recognized net of allowance for credit losses. Allowances for credit losses were $78 million and $95 million as of December 31, 2024 and December 31, 2023, respectively.

12
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 —Inventories:
Inventories, net of reserves, consisted of the following:

	December 31,
	2024	2023
	(U.S. $ in millions)
Finished products	$1,783	$2,346
Raw and packaging materials	671	993
Products in process	353	500
Materials in transit and payments on account	199	183

	$3,007	$4,021

During the year ended December 31, 2024, the Company classified inventories in the amount of $647 million as assets held for sale. See note 2.
NOTE 5 —Property, plant and equipment:
Property, plant and equipment, net, consisted of the following:

	December 31,
	2024	2023
	(U.S. $ in millions)
Machinery and equipment	$3,092	$4,807
Buildings	1,968	2,488
Computer equipment and other assets	2,388	2,419
Assets under construction and payments on account	1,330	1,427
Land	213	246

	8,991	11,387
Less- accumulated depreciation	(4,410)	(5,637)

	$4,581	$5,750

Depreciation expenses were $471 million, $537 million and $576 million in the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, Teva recorded impairments of property, plant and equipment in the amount of $61 million, $28 million and $47 million, respectively. See note 15. During the year ended December 31, 2024, the Company classified property, plant and equipment in the amount of $913 million as assets held for sale. See note 2.

12
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 6—Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	December 31,
	2024	2023	2024	2023	2024	2023
	(U.S. $ in millions)
Product rights	$15,915	$17,981	$11,998	$13,274	$3,917	$4,707
Trade names	568	583	300	269	268	314
In-process research and development (IPR&D)	233	366	—	—	233	366

Total	$16,716	$18,930	$12,298	$13,543	$4,418	$5,387

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various categories with a weighted average life of approximately 8 years. Amortization of intangible assets was $588 million, $616 million and $732 million in the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the estimated aggregate amortization of intangible assets for the years 2025 to 2029 is as follows: 2025—$491 million; 2026—$496 million; 2027—$533 million; 2028—$516 million and 2029—$448 million. These estimates do not include the impact of IPR&D that is expected to be successfully completed and reclassified to product rights.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairment
Impairments of identifiable intangible assets
were $251 million, $350 million and $355 million in the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are recorded in the statement of income (loss) under intangible assets impairments.
The fair value measurement of the impaired intangible assets in 2024 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.25% to 10%. A probability of success factor of 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.
Impairments in 2024 consisted of:

(a)	Identifiable product rights of $194 million, mainly due to updated market assumptions regarding price and volume of products mainly in the U.S.; and

(b)
IPR&D assets of $57 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

12
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Impairments in 2023 consisted of:

(a)
Identifiable product rights of $
260
million due to: (i) $
148
million related to updated market assumptions regarding price and volume of products; and (ii) $112 million in Japan, mainly related to regulatory pricing reductions; and

(b)
IPR&D assets of $90 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

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

NOTE 7 – Goodwill:
Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

					Other
	North America	United States	Europe	International Markets	Teva’s API	Medis	Total
	(U.S. $ in millions)
Balance as of December 31, 2022 (1)	$6,450	$—	8,302	$1,339	$1,293	$249	$17,633
Changes during the period:
Goodwill impairment	—		—	(700)	—	—	(700)
Goodwill reclassified as assets held for sale	—		—	(30)	—	—	(30)
Translation differences	9		164	66	20	16	275

Balance as of December 31, 2023 (1)	$6,459	$—	$8,466	$675	$1,313	$265	$17,177
Goodwill allocation related to the shift of Canada to International Markets	(6,459)	5,813	—	646	—	—	—

Balance as of January 1, 2024	$—	$5,813	$8,466	$1,321	$1,313	$265	$17,177

Other changes during the period:
Goodwill impairment	—	—	—	—	(1,280)	—	(1,280)
Goodwill reclassified as assets held for sale	—	(81)	(98)	(50)	—	(7)	(236)
Translation differences and other	—	—	(293)	(161)	(33)	(26)	(513)

Balance as of December 31, 2024 (1)	$—	$5,732	$8,075	$1,110	$—	$232	$15,147

(1)	Cumulative goodwill impairment as of December 31, 2024, December 31, 2023 and December 31, 2022 was approximately $29.58 billion, $28.3 billion and $27.6 billion, respectively.

12
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
First Quarter Developments
As further discussed in note 19, as of January 1, 2024, Canada is reported as part of Teva’s International Markets segment and not as part of Teva’s North America segment, which has been renamed as Teva’s United States segment. As a result, Teva aligned its segment reporting and its reporting units in accordance with this change, and reallocated its goodwill to the adjusted reporting units using a relative fair value allocation. In conjunction with the goodwill reallocation, Teva performed a goodwill impairment test for the balances in its adjusted United States and International Markets reporting units and concluded that the fair value of each reporting unit was in excess of its carrying value.
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
Following the goodwill impairment charges recorded in relation to Teva’s API reporting unit, the carrying values of this reporting unit equaled its fair value as of June 30, 2024. Therefore, if business conditions or expectations were to change materially, it may be necessary to record further impairment charges to Teva’s API reporting unit in the future (see ”Third Quarter Developments” and ”Fourth Quarter Developments” below).

12
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Following this goodwill impairment charge, the carrying value of Teva’s API reporting unit equaled its fair value as of September 30, 2024. Therefore, if business conditions or expectations, including related to Teva’s intention to divest its API business, were to change materially, it may be necessary to record further impairment charges to Teva’s API reporting unit in the future (see ”Fourth Quarter Developments” below).
With respect to the remaining reporting units, management concluded that it was not more likely than not that the fair value of any of the reporting units was below its carrying amounts as of September 30, 2024 and, therefore, no quantitative assessment was performed.
Fourth Quarter Developments
During the fourth quarter of 2024, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of December 31, 2024.
As part of this evaluation, management noted a triggering event related to Teva’s API reporting unit, which resulted from updated assumptions in connection with Teva’s intention to divest its API business through a sale.
Teva performed a quantitative assessment in the fourth quarter of 2024, which resulted in the recording of a goodwill impairment charge of $280 million related to Teva’s API reporting unit.
In addition, as further discussed in note 2, on December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. As a result, Teva reallocated goodwill from its reporting units to the held for sale disposal group using a relative fair value allocation. In conjunction with the goodwill reallocation, Teva performed a goodwill impairment test for the balances in its United States, Europe, International Markets and Medis reporting units and concluded that the fair value of each reporting unit was in excess of its carrying value.
Teva’s United States, Europe, International Markets and Medis reporting units have fair values in excess of 10% over their respective book values as of December 31, 2024.

12
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – Leases:
The components of operating lease cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Operating lease cost:
Fixed payments and variable payments that depend on an index or rate	123	132	142
Variable lease payments not included in the lease liability	16	5	4
Short-term lease cost	3	3	2

	$142	$139	$148

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$143	$141	$140
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$137	$121	$81
Supplemental balance sheet information related to operating leases was as follows:

	December 31,	December 31,
	2024	2023
	(U.S. $ in millions)	(U.S. $ in millions)
Operating leases:
Operating lease ROU assets	$367	$397

Other current liabilities	87	97
Operating lease liabilities	296	320

Total operating lease liabilities	$383	$417

1
29

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term
Operating leases	6.1 years	6.1 years
Weighted average discount rate
Operating leases	6.5%	6.0%
Maturities of operating lease liabilities were as follows:

December 31,
2024
(U.S. $ in millions)
2025	120
2026	102
2027	81
2028	57
2029 and thereafter	135

Total operating lease payments	$495

Less: imputed interest	112

Present value of lease liabilities	$383

As of December 31, 2024, Teva’s
total finance lease assets
and
finance lease liabilities
were $
23
million and $18 million, respectively. As of December 31, 2023, total finance lease assets
and
finance lease liabilities
were $32 million and $23 million, respectively. The difference between those amounts is mainly due to amortization and short
-
term liabilities.
NOTE 9 —Debt obligations:

a.	Short-term debt:

			December 31,
	Weighted average interest rate as of December 31, 2024	Maturity	2024	2023
			(U.S. $ in millions)
Convertible debentures	0.25%	2026	$23	$23
Current maturities of long-term liabilities			1,758	1,649

Total short term debt			$1,781	$1,672
Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of December 31, 2024 and December 31, 2023. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under short-term debt.

1
3
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

b.	Long-term debt:

	Interest rate as of December 31, 2024	Maturity	December 31, 2024	December 31, 2023
			(U.S. $ in millions)
Senior notes USD 1,250 million (4)	6.00%	2024	—	956
Senior notes EUR 1,500 million (5)	1.13%	2024	—	693
Senior notes EUR 1,000 million (6)	6.00%	2025	429	453
Senior notes USD 1,000 million (7)	7.13%	2025	427	427
Senior notes EUR 900 million	4.50%	2025	515	547
Senior notes CHF 350 million	1.00%	2025	387	416
Senior notes USD 3,500 million	3.15%	2026	3,374	3,374
Senior notes EUR 700 million	1.88%	2027	730	771
Sustainability-linked senior notes USD 1,000 million (1)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes EUR 1,100 million (1)(*)	3.75%	2027	1,144	1,215
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes EUR 750 million	1.63%	2028	778	826
Sustainability-linked senior notes USD 1,000 million (2)(*)	5.13%	2029	1,000	1,000
Sustainability-linked senior notes USD 600 million (3)(*)	7.88%	2029	600	600
Sustainability-linked senior notes EUR 800 million (3)(*)	7.38%	2029	835	884
Sustainability-linked senior notes EUR 1,500 million (2)(*)	4.38%	2030	1,562	1,656
Sustainability-linked senior notes USD 500 million (3)(*)	8.13%	2031	500	500
Sustainability-linked senior notes EUR 500 million (3)(*)	7.88%	2031	521	552
Senior notes USD 789 million	6.15%	2036	783	783
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986

Total senior notes			17,821	19,889
Other long-term debt			—	1
Less current maturities			(1,758)	(1,649)
Less debt issuance costs			(61)	(80)

Total senior notes and loans			$16,002	$18,161

(1)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(2)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(3)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.100%-0.300% per annum, from and including September 15, 2026.
(4)	In April 2024, Teva repaid $956 million of its 6% senior notes due 2024 at maturity.
(5)	In October 2024, Teva repaid $685 million of its 1.13% senior notes due 2024 at maturity.
(6)	In January 2025, Teva repaid $426 million of its 6% senior notes due 2025 at maturity.
(7)	In January 2025, Teva repaid $427 million of its 7.13% senior notes due 2025 at maturity.
*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 10c.
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.

1
3
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva’s debt as of December 31, 2024 was effectively denominated in the following currencies: 61% in U.S. dollars, 37% in euro and 2% in Swiss franc.
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
On May 3, 2024, the terms of the RCF were amended to update the Company’s maximum permitted leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed (i) 4.00x in 2024, 2025 and the first quarter of 2026, (ii) 3.75x in the second, third and fourth quarters of 2026 and (iii) 3.50x in the first quarter of 2027 and onwards. The RCF permits the Company to increase the maximum leverage ratio if it consummates or commences certain material transactions.
Under the RCF, as amended, the applicable margin used to calculate the interest rate under the RCF is linked to one sustainability performance target, the number of new regulatory submissions in low and middle-income countries.
Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of December 31, 2024, and as of the date of this Annual Report on Form
10-K,
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

1
3
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2024, the required annual principal payments of long-term debt (excluding debt issuance costs), including convertible senior debentures, starting from the year 2026, are as follows:

December 31, 2024
(U.S. $ in millions)
2026*	$3,397
2027	2,874
2028	2,028
2029	2,435
2030 and thereafter	5,352

$16,086

*	Including $23 million convertible notes. See note 9a.
NOTE 10—Derivative instruments and hedging activities:

a.	Foreign exchange risk management:
In 2024, approximately 47% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
The Company may choose to hedge against possible fluctuations in foreign subsidiaries net assets (“net investment hedge”) and has entered into cross currency swaps and forward contracts in the past in order to hedge such an exposure.
Most of the counterparties to the derivatives are major banks and the Company is monitoring the associated inherent credit risks. The Company does not enter into derivative transactions for trading purposes.

b.	Interest risk management:
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of December 31, 2024, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

c.	Bifurcated embedded derivatives:
Upon issuance of sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability

13
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

performance targets, such as access to medicines in
low-to-middle-income
countries and absolute greenhouse gas emissions reduction, which were bifurcated and are accounted for separately as derivative financial instruments. As of December 31, 2024 the fair value of these derivative instruments is negligible.

d.	Derivative instrument outstanding:
The following table summarizes the notional amounts for hedged items, when transactions are designated as hedge accounting:

	December 31, 2024	December 31, 2023
	(U.S. $ in millions)
Cross-currency swap-cash flow hedge (1)	$—	$169

The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$71	$38
Other non-current assets:
Cross-currency swaps - cash flow hedge (1)	—	8	—	—
Liability derivatives:
Other current liabilities:
Option and forward contracts	$—	$—	$(24)	$(39)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

Reported under	Financial expenses, net			Other comprehensive income (loss)
	Year ended December 31,			Year ended December 31,
	2024	2023	2022	2024	2023	2022
	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$981	$1,057	$966	$(508)	$91	$(270)
Cross-currency swaps - cash flow hedge (1)	(8)	(11)	—	1	1	—

13
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

Reported under	Financial expenses, net			Net revenues
	Year ended December 31,			Year ended December 31,
	2024	2023	2022	2024	2023	2022
	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$981	$1,057	$966	$(16,544)	$(15,846)	$(14,925)
Option and forward contracts (2)	(109)	(54)	(12)	—	—	—
Option and forward contracts economic hedge (3)	—	—	—	(34)	2	(11)

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in Swiss franc, Japanese yen, British pound, Russian ruble, Canadian dollar, Polish zloty and some other currencies to protect its projected operating results for 2024 and 2025. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In 2024, the positive impact from these derivatives recognized under revenues was $34 million. In 2023, the negative impact from these derivatives recognized under revenues
was $2 million. In 2022, the positive impact from these derivatives recognized under revenues was $11 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward starting interest rate swaps and treasury lock agreements, losses of $28 million, $31 million and $30 million were recognized under financial expenses, net for the years ended December 31, 2024, 2023 and 2022, respectively.

13
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

f.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year term. The AR Facility provided for purchases of accounts receivable by PNC in an amount of up to $1 billion through November 2023, and up to $500 million from November 2023 through November 2025. On June 30, 2023, the AR Facility agreement was amended to include an additional receivables purchaser under the agreement, in an amount of up to $250 million through November 2025. As a result, the total commitment of PNC was reduced to an amount of up to $750 million, effective June 30, 2023. Under the terms of the AR facility agreement, in November 2023, the total commitment of PNC was further reduced to an amount of up to $500 million through November 2025. On November 7, 2023, the SPV amended the agreement and increased the commitment amount to a maximum of $1 billion by including an additional receivables purchaser in an amount of up to $250 million through March 2024, which was then reduced by $125 million through November 2025. As a result, the commitment amount was reduced to a maximum of $875 million without any additional purchasers participating in the AR facility. On October 29, 2024, the SPV amended the agreement and increased the commitment amount to a maximum amount of $950 million by utilizing an existing receivables purchaser increasing its commitment by $75 million.
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
The total balance of accounts receivables sold to the receivables purchasers and derecognized by the SPV, as of December 31, 2024 and 2023, was $895 million and $864 million, respectively. In addition to the accounts receivables sold, as of December 31, 2024 and 2023, an amount of $558 million and $437 million of the SPV’s accounts receivables was pledged by the SPV as a seller guarantee, and is included under “Accounts receivables, net,” in the Consolidated Balance Sheet.
In the years ended December 31, 2024 and 2023, Teva received proceeds of $895 million and $861 million, respectively, under the AR facility, which are included in cash from operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2024 and 2023, respectively.

13
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The DPP asset as of December 31, 2024 and 2023 was $231 million and $247 million, respectively.
As of December 31, 2024 and 2023, the outstanding principal amount of receivables sold, net of DPP, was $626 million and $686 million, respectively.

13
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the change in the sold receivables outstanding balance, net of DPP, under the outstanding securitization program:

	As of and for the year ended December 31,
	2024	2023
	(U.S. $ in millions)
Sold receivables at the beginning of the year	$686	$636
Proceeds from sale of receivables	4,737	4,391
Cash collections (remitted to the owner of the receivables)	(4,768)	(4,365)
Effect of currency exchange rate changes	(29)	24

Sold receivables at the end of the year	$626	$686

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the outstanding accounts payables to suppliers
participating in these supplier finance programs were $158 million and $108 million, respectively.
The following table summarizes the change in the outstanding accounts payables under the program:

As of and for the year ended December 31, 2024
(U.S. $ in millions)
Confirmed obligations outstanding at the beginning of the year	$108
Invoices confirmed during the year	533
Confirmed invoices paid during the year	(483)

Confirmed obligations outstanding at the end of the year	$158

NOTE 11—Legal settlements and loss contingencies:
Legal settlements and loss contingencies expenses in 2024 were $761 million, compared to expenses of $1,043 million in 2023 and expenses of $2,082 million in 2022.
Legal settlements and loss contingencies in 2024 were mainly related to a decision by the European Commission in its antitrust investigation into COPAXONE, and an update to the estimated settlement provision for the opioid cases (mainly the passage of time on the net present value of the discounted payments and the settlement agreement with the city of Baltimore).

13
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Legal settlements and loss contingencies in 2023 were mainly related to an estimated provision for the DOJ patient assistance program litigation, an update to the estimated settlement provision of the opioid cases, the provision for the settlement of the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, as well as the provision for the settlement of the reverse-payment antitrust litigation over certain HIV medicines.
Legal settlements and loss contingencies in 2022 were mainly related to updates of the estimated settlement provision recorded in connection with the remaining opioid cases.
As of December 31, 2024 and 2023, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,881 million and $4,771 million, respectively.
NOTE 12—Commitments and contingencies:

a.	Commitments:
Royalty commitments:
The Company is committed to pay royalties to owners of
know-how,
partners in alliances and other certain arrangements and to parties that financed research and development, at a wide range of rates as a percentage of sales or of the gross margin of certain products, as defined in the underlying agreements.
Royalty expenses in each of the years ended December 31, 2024, 2023 and 2022 were $719 million, $543 million and $560 million, respectively.
Milestone commitments:
Teva has committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, Teva may be required to pay such amounts. As of December 31, 2024, if all development milestones and targets, for compounds in Phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $91 million. Additional contingent payments are owed upon achievement of product approval or launch milestones.

b.	Contingencies
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

1
39

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

1
4
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva is also involved in litigation regarding patents in other countries where it does business, particularly in Europe. The laws concerning generic pharmaceuticals and patents differ from country to country. Damages for patent infringement in Europe may include lost profits or a reasonable royalty, but enhanced damages for willful infringement are generally not available.
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury returned a verdict in GSK’s favor, which was initially overturned by the U.S. District Court. The Court of Appeals for the Federal Circuit reinstated the $235.5 million jury verdict, not including
pre-
or post-judgment interest, finding Teva liable for patent infringement. The U.S. Supreme Court denied Teva’s appeal for a rehearing. On December 12, 2024, the U.S. District Court for the District of Delaware set a schedule for briefing on legal issues that remain in the case. Such schedule is expected to be complete on March 12, 2025. In addition to those legal issues, there will need to be a trial regarding certain equitable issues that were never presented in the 2017 jury trial. Teva recognized a provision based on its offer to settle the matter.
In January 2021, Teva initiated a patent invalidity action against the compound patent and Supplementary Protection Certificate (“SPC”) asserted to cover Bristol-Myers Squibb Company’s (“BMS”) Eliquis
®
(apixaban). In May 2022, the U.K. High Court held that the compound patent and SPC are invalid and Teva began selling its generic version of Eliquis
®
(apixaban). In May 2023, the U.K. Court of Appeal upheld this decision and denied BMS’s request to appeal to the U.K. Supreme Court. On October 31, 2023, the U.K. Supreme Court denied BMS’s application for further review, making the decision to revoke the compound patent and SPC final. Separately, in February 2021, Teva initiated a patent invalidity action against the formulation patents, which were also under opposition at the European Patent Office (“EPO”). On July 15, 2022, the U.K. High Court held that these formulation patents were invalid but granted permission to appeal, which was subsequently stayed pending the outcome of the opposition at the EPO to one of the formulation patents. On December 21, 2023, the EPO’s Technical Board of Appeal held its hearing on the opposition, and on March 13, 2024, it issued a written decision revoking the patent. On May 13, 2024, BMS filed a submission to the Enlarged Board of Appeal (“EBA”) seeking permission to review the Technical Board of Appeal’s decision. The EBA held a hearing on December 3, 2024, at which the EBA dismissed BMS’s petition, and held that the formulation patents are invalid. BMS is now required to withdraw its appeal of the U.K. High Court’s decision to revoke the formulation patents, terminating any further litigation for Teva in the U.K. related to apixaban.
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
Teva and its subsidiaries are parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The discovery led to a global recall of single and combination valsartan medicines around the world starting in July 2018 and to subsequent recalls on other products. The nitrosamine impurities in valsartan were allegedly found in the active pharmaceutical ingredient (“API”) supplied to Teva by multiple API

1
4
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

manufacturers, including by Zhejiang Huahai Pharmaceuticals Co. Ltd. Since July 2018, Teva has been actively engaged with global regulatory authorities in reviewing its products to determine whether NDMA and/or other related nitrosamine impurities are present in specific products. Where necessary, Teva has initiated additional voluntary recalls.
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
In addition to the valsartan and ranitidine MDLs and coordinated state court proceedings, Teva has been named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s and other generic manufacturers’ metformin products. In December 2024, Teva reached a settlement of this matter with that resolves all of the plaintiffs’ claims against Teva. On January 6, 2025, the parties jointly notified the U.S. District Court for the District of New Jersey of the settlement and are in the process of preparing a formal settlement agreement, which will be presented to the court for approval. Similar lawsuits are pending in Canada and Germany.
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

1
4
2

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
In June 2013, the U.S. Supreme Court held, in Federal Trade Commission (“FTC”) v. Actavis, Inc., that a rule of reason test should be applied in analyzing whether such settlements potentially violate the federal antitrust laws. The Supreme Court held that a trial court must analyze each agreement in its entirety in order to determine whether it violates the U.S. antitrust laws. This test has resulted in increased scrutiny of Teva’s patent settlements, additional action by the FTC and state and local authorities, and an increased risk of liability in Teva’s currently pending antitrust litigations.
In December 2011, three groups of plaintiffs filed claims against Wyeth and Teva for alleged violations of the U.S. antitrust laws in connection with their November 2005 settlement of patent litigation involving extended-release venlafaxine (generic Effexor XR
®
). The cases were filed by a purported class of direct purchasers, a purported class of indirect purchasers and certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. On September 18, 2024, the district court lifted its stay of discovery and the case is now proceeding. On October 16, 2024, Teva and one group of plaintiffs (the “Indirect Purchaser Plaintiffs” or “IPPs”) announced that they have reached an agreement in principle to resolve the IPPs’ claims against Teva. The parties are in the process of documenting the proposed settlement, which will be subject to court approval. Annual sales of Effexor XR
®
were approximately
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

14
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
®
in September 2013.
In August 2019, certain direct-purchaser plaintiffs filed claims in federal court in Philadelphia against Teva and its affiliates alleging that the September 2006 patent litigation settlement relating to AndroGel
®
1% (testosterone gel) between Watson, from which Teva later acquired certain assets and liabilities, and Solvay Pharmaceuticals, Inc. (“Solvay”) violated U.S. antitrust laws. In September 2023, the plaintiffs voluntarily dismissed certain claims, and in September 2024, certain defendants, including the remaining Teva affiliates, and the plaintiffs agreed to settle the remaining claims. Pursuant to the settlement, on January 21, 2025, the court entered an order dismissing all claims against Teva and its affiliates. Annual sales of AndroGel
®
1% were approximately $
350 million at the time of the earlier Watson/Solvay settlement and approximately $140 million at the time Actavis launched its generic version of AndroGel
®
1% in November 2015. A provision for this matter was previously included in the financial statements.
Between September 1, 2020 and December 20, 2020, plaintiffs purporting to represent putative classes of direct and indirect purchasers and opt-out
retailer purchasers of Bystolic
®
(nebivolol hydrochloride) filed complaints in the U.S. District Court for the Southern District of New York against several generic manufacturers, including Teva, Actavis, and Watson, alleging, among other things, that the settlement agreements that these generic manufacturers entered into with Forest Laboratories, Inc., the innovator, to resolve patent litigation over Bystolic
®
violated the antitrust laws. The cases were coordinated, and the district court granted the defendants’ motion to dismiss all claims with prejudice. The plaintiffs appealed the district court’s grant of defendants’ motion to dismiss, and on May 13, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal with prejudice and issued a mandate on June 4, 2024, formally ending the appeal. The plaintiffs’ period to file a petition for a writ of certiorari to the U.S. Supreme Court expired. Annual sales of Bystolic
®
in the United States were approximately $700 million at the time of Watson’s 2013 settlement with Forest.
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil, and imposed fines totaling euro
60.5
million on Teva and Cephalon. Teva and Cephalon filed an appeal against the decision in February 2021, and a judgment was issued on October 18, 2023 rejecting Teva’s grounds of appeal. A provision for this matter was included in the financial statements. In lieu of posting a cash bond, Teva has provided the European Commission with a bank guarantee in the amount of the imposed fines. On January 4, 2024, Teva appealed the October 2023 judgment to the European Court of Justice.
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
®
, although plaintiffs in the California litigation abandoned any claim for damages

14
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
versions of COPAXONE.
The decision also includes a fine of euro
462.6

million. Teva filed an appeal against the decision with the General Court of the European Union in January 2025, and that appeal remains pending. In accordance with Accounting Standards Codification 450 “Accounting for Contingencies,” Teva recognized a provision in its financial statements in the third quarter of 2024, based on management’s current best estimate of the outcome within a range of outcomes for the final resolution of this case. Teva intends to provide the European Commission with surety underwritten guarantees to cover the fine amount. Certain generic competitors in Europe have also brought similar antitrust claims against Teva in Germany and the Netherlands, which have been stayed. Teva could face additional claims from generic competitors, payors, or other private plaintiffs in Europe related to this matter.
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
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK, Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as

14
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

the CMA’s subsequent investigation relating to an alleged anticompetitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva agreed to indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK (previously Actavis UK) and Auden Mckenzie appealed to the U.K. Competition Appeal Tribunal (the “Tribunal”) the CMA’s decisions that the prices of hydrocortisone were unfair and excessive and that the agreements amounted to infringements of the U.K.’s Competition Act as so-called
pay-for-delay
arrangements. The hearing for the appeal concluded in the first quarter of 2023, with partial judgments handed down by the Tribunal on September 18, 2023 (judgment on unfair pricing), March 8, 2024 (judgments on pay-for-delay
and due process) and April 29, 2024 (judgment on fines). The CMA appealed to the U.K. Court of Appeals on an expedited basis against certain elements of the pay-for-delay
and due process judgments that it had lost, and on September 6, 2024, the U.K. Court of Appeal overturned the Tribunal’s judgment on due process and, as a result, the Tribunal will now consider and issue a further judgment on fines. Accord UK and Auden Mckenzie requested permission to appeal the U.K. Court of Appeal’s ruling (overturning the Tribunal’s judgment on due process) to the U.K. Supreme Court, but that request was denied in January 2025. Accord UK and Auden Mckenzie have also submitted to the Tribunal additional applications for permission to appeal certain other issues relating to unfair pricing and fines. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.
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
Opt-Out
Action filed against BMS and Celgene. On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. On May 16, 2023, Teva and Natco, along with Celgene, moved to dismiss the complaints against them. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California, which actions were consolidated with the pending consolidated actions and transferred to the U.S. District Court for the District of New Jersey. On June 6, 2024, the court granted in full Celgene’s motion to dismiss the Insurer
Opt-Out
Action, but allowed plaintiffs leave to amend most of their claims. The Court had previously administratively terminated Teva’s, Natco’s, and Celgene’s motions to dismiss the retailer and end-payor
complaints pending the decision on the Insurer
Opt-Out
Action. The plaintiffs filed amended complaints on August 5, 2024, and the defendants subsequently filed motions to dismiss, which remain pending. On December 16, 2024, five individual Insurer Opt Out plaintiffs, each of whom had added Teva and Natco as defendants in the Insurer Amended Complaint filed on August 5, 2024, filed new standalone complaints adding no new substantive allegations and naming Teva, Natco and other defendants as defendants. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and NUVIGIL
®
(armodafinil) filed a complaint in the U.S. District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an ANDA to sell generic EpiPen
®
, which Teva launched in 2018, following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated federal antitrust laws, the RICO Act, and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief,

14
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in opposition to Teva’s motion to dismiss the amended complaint, in which plaintiffs limited their claims only to those relating to the alleged delay of generic NUVIGIL. On March 26, 2024, the court issued its decision, which granted Teva’s motion in part, dismissing plaintiffs’ RICO claims and certain state law claims, but denied Teva’s motion regarding plaintiffs’ antitrust claims. On April 26, 2024, Teva sought certification to seek an interlocutory appeal of the decision, which the court denied on November 6, 2024. On June 14, 2024, the court entered orders bifurcating discovery and limiting the first phase to the question of the timeliness of plaintiffs’ claims. Annual sales of NUVIGIL in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012.
In May 2023, certain
end-payor
plaintiffs filed putative class action complaints in the U.S. District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR
®
asthma inhalers in violation of state and federal antitrust laws and state consumer protection laws. On May 7, 2024, the court granted Teva’s motion to dismiss in part and denied its motion in part. The court dismissed plaintiffs’ claim that Teva had engaged in “sham litigation” and certain of plaintiffs’ state antitrust and consumer protection claims, but permitted the case to proceed on the remainder of plaintiffs’ allegations. On June 18, 2024, Teva answered in all cases and simultaneously moved for judgment on the pleadings pursuant to Rule 12(c). On June 28, 2024, Teva stipulated to the dismissal of the two direct purchaser plaintiffs’ claims, with prejudice. On November 6, 2024, the court granted in part Teva’s Rule 12(c) motion, dismissing plaintiffs’ reverse payment claim, while denying the remainder of Teva’s motion. Discovery in this case is ongoing.
Government Investigations and Litigation Relating to Pricing and Marketing
Teva is involved in government investigations and litigation arising from the marketing and promotion of its pharmaceutical products in the United States.
In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the U.S. Department of Justice (“DOJ”) Antitrust Division seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. On August 25, 2020, a federal grand jury in the Eastern District of Pennsylvania returned a three-count indictment charging Teva USA with criminal felony Sherman Act violations. On August 21, 2023, Teva USA entered into a
3-year
deferred prosecution agreement (“DPA”) with the DOJ. Under the terms of the DPA, Teva USA: (i) admitted to violating the antitrust laws by agreeing with competitors, in three instances between 2013 and 2015 involving three separate customers, not to bid on an opportunity to supply a customer with a particular generic product (in the first instance pravastatin, in the second clotrimazole, and in the third tobramycin); (ii) agreed to divest the pravastatin that it sells in the United States to a third-party buyer; (iii) agreed to donate $50 million worth of clotrimazole and tobramycin, valued at wholesale acquisition cost (“WAC”), to humanitarian organizations over five years; and (iv) agreed to pay a fine in the amount of $225 million over 5 years, with $22.5 million due each year from 2024 through 2027, and $135 million due in 2028. Teva recognized a provision for the resolution of this case and, in November 2024, divested pravastatin pursuant to the DPA.
In May 2018, Teva received a civil investigative demand from the DOJ Civil Division pursuant to its investigation concerning allegations that generic pharmaceutical manufacturers, including Teva, engaged in market allocation and/or price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted in violation of the False Claims Act. On October 10, 2024, Teva entered into a settlement agreement with the
Civil
Division to resolve these allegations. Teva will pay $25 million under the terms of the settlement – $10 million in the fourth quarter of 2024, and $15 million in 2025 – which includes no admission of wrongdoing. Teva has recognized a provision for the resolution of this matter.

14
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents
and
other information relating to potential state antitrust law violations. On December 15, 2016, and as subsequently amended, a civil action was brought by the attorneys general of 49 states, as well as the District of Columbia and Puerto Rico, which includes claims against both Actavis and Teva. On May 10, 2019, and as subsequently amended, most of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals alleging that Teva was at the center of a conspiracy in the generic pharmaceutical industry and asserting that Teva and others allegedly fixed prices, rigged bids, and allocated customers and market share with respect to certain products. The second complaint was amended on November 22, 2024, to add California as a plaintiff as well as to add additional defendants. On June 10, 2020, most of the same states, with the addition of the U.S. Virgin Islands, filed a separate, third complaint in the U.S. District Court for the District of Connecticut naming, among other defendants, Actavis, in a similar complaint relating to dermatological generic products, and that complaint was later amended to, among other things, add California as a plaintiff.
In the various complaints described above, which also include claims against certain former employees of Actavis and Teva USA, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. In April 2024, all three of the attorneys general’s lawsuits were transferred back to the U.S. District Court for the District of Connecticut where they were originally filed, which has adopted a schedule for summary judgment in the attorneys general’s third complaint pursuant to which multiple groups of motions will be filed during 2025. Fact discovery in the first and second complaints is ongoing.
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
Beginning on March 2, 2016, and through July 2023, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently an
opt-out
complaint filed by nine direct-action plaintiffs on April 4, 2024. All such complaints were transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. The Pennsylvania MDL court has not yet scheduled potential bellwether trials for the putative classes of direct and indirect purchasers of two drugs. From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis. The defendants have moved to place all of the cases filed in the Court of Common Pleas of Philadelphia County in deferred status. One Plaintiff, Aetna Inc., filed a complaint in

14
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Connecticut state court on December 30, 2024. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL.
There is also one similar complaint brought in Canada, which is in its early stages and alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. In August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It was alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On October 10, 2024, Teva entered into a settlement agreement with the DOJ to resolve these claims. Teva will pay $425 million over 6 years under the terms of the settlement – $19 million in the fourth quarter of 2024, $34 million in 2025, $49 million in each of 2026 and 2027, $99 million in 2028, and $175 million in 2029 – which includes no admission of wrongdoing. The case was dismissed with prejudice on November 19, 2024. Teva has recognized a provision for the resolution of this case. Additionally, on January 8, 2021, Humana, Inc. (“Humana”) filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. In June 2023, Teva filed a joint motion to dismiss the amended complaint, together with co-defendant
Advanced Care Scripts, Inc., on the grounds that Humana lacks standing to assert RICO claims and the claims are time-barred and/or insufficiently pled, and that motion remains pending. On November 17, 2022, United Healthcare also filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint, and on February 29, 2024, United Healthcare filed an amended complaint. On August 16, 2024, several MSP Recovery-related entities filed a putative class action against Teva and others in the U.S. District Court for the District of Kansas based on the alleged conduct in the DOJ PAP Complaint. On November 18, 2024, Teva filed a motion to dismiss the complaint.
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
On December 1, 2022, Teva received a civil subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting certain documents related to the sale and marketing of AUSTEDO and risperidone LAI. Teva is cooperating with the request for documents and information.
In June 2024, Teva received a civil investigative demand from the Federal Trade Commission (“FTC”) seeking documents and information regarding an investigation related to patents listed in the Food and Drug Administration’s Approved Drug Products with Therapeutic Equivalence Evaluations publication (“Orange

1
49

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In June 2023, Teva finalized and fully resolved its nationwide settlement agreement with the states and litigating subdivisions. Under the financial terms of the nationwide settlement agreement with the states and subdivisions, Teva will pay up to $4.25 billion (including the already settled cases), spread over 13 years. This total includes the supply of up to $1.2 billion of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 10 years or cash at 20% of the wholesale acquisition cost ($240 million) in lieu of product. In September 2024, Teva reached and finalized an agreement with the City of Baltimore to settle its opioid-related claims for a total of $80 million (of which $35 million was paid in December 2024), averting a trial that was scheduled to begin on September 16, 2024.
With its settlement with the City of Baltimore, Teva has settled with 100% of the U.S. states and litigating political subdivisions and the Native American tribes (the “Tribes”). Teva’s estimated cash payments between 2024 and 2028 for all opioids settlements are: $428 million paid in 2024, $423 million payable in 2025; $363 million payable in 2026; $364 million payable in 2027; and $385 million payable in 2028. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2029.
Various Teva affiliates, along with several other pharmaceutical companies, were named as defendants in opioids cases initiated by approximately 500 U.S. hospitals and other healthcare providers asserting opioid-

1
5
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

related claims, including public nuisance. Specifically, the lawsuits brought by the hospitals allege that they have incurred financial harm from increased operating costs for treating patients whose underlying illnesses are purportedly exacerbated or complicated by opioid addiction. In September 2024, Teva and the representatives for acute care hospitals finalized the terms of a proposed settlement agreement. Under the financial terms of the proposed national settlement agreement, Teva will pay up to $
126 million in cash, spread over 18 years, and supply up to $49 million of Teva’s generic version of Narcan
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
In addition, Teva, certain of its subsidiaries and other defendants, are defending claims and putative class action lawsuits in Canada related to the manufacture, sale, marketing and distribution of opioid medications. The lawsuits include a claim by the Province of British Columbia on behalf of itself and a putative class of other federal and provincial governments, and claims of municipalities, First Nations, and persons who used opioids on behalf of themselves and putative classes. In November and December 2023, the British Columbia Supreme Court held a hearing regarding preliminary motions, including plaintiffs’ certification motion, which remain pending. On January 22, 2025, the court granted plaintiffs’ motion for class certification. The deadline to appeal this decision is February 21, 2025.
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

15
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of its revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On November 3, 2023, the court granted plaintiff’s motion for class certification, to which Teva filed a petition with the Third Circuit Court of Appeals for leave to appeal, which was denied on May 16, 2024. A motion to approve a securities class action was also filed in September 2022 in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
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

1
5
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Other Matters
On February 1, 2018, former shareholders of Ception Therapeutics, Inc., a company that was acquired by and merged into Cephalon in 2010, prior to Cephalon’s acquisition by Teva, filed breach of contract and other related claims against the Company, Teva USA and Cephalon in the Delaware Court of Chancery. Among other things, the plaintiffs alleged that Cephalon had breached the terms of the 2010 Ception-Cephalon merger agreement by failing to exercise commercially reasonable efforts to develop and commercialize CINQAIR
®
(reslizumab) for the treatment of eosinophilic esophagitis (“EE”). The plaintiffs claimed damages of at least $200 million, an amount they alleged was equivalent to the milestones payable to the former shareholders of Ception in the event Cephalon were to obtain regulatory approval for EE in the United States ($150 million) and Europe ($50 million). On December 28, 2018, following defendants’ motion to dismiss the complaint, the court granted the motion in part and dismissed all of plaintiffs’ claims, except for their claim against Cephalon for breach of contract. In November 2021, plaintiffs moved to amend their complaint to, among other things, reassert claims against the Company and Teva USA. However, on July 12, 2022, plaintiffs filed a new amended complaint that included claims against Teva USA but not the Company, in exchange for Teva USA’s agreement to guarantee any judgment entered against Cephalon in the litigation. A bench trial for this matter was held in September 2022 and on April 30, 2024, the court issued a memorandum opinion in favor of Cephalon and Teva USA, finding that they did not breach the merger agreement as plaintiffs had alleged. Plaintiffs appealed that ruling, but the Delaware Supreme Court affirmed it on January 24, 2025.
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

15
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In March 2024, Teva filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that Amarin Pharma, Inc., Amarin Pharmaceuticals Ireland Limited, and Amarin Corporation plc (collectively “Amarin”) engaged in a decade-long scheme to lock up the supply of icosapent ethyl to prevent and delay generic competition to its branded Vascepa
®
drug product. Teva’s lawsuit coincides with four other lawsuits brought by generic drug manufacturers and purchasers of branded Vascepa
®
 alleging the same or similar conduct by Amarin. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic icosapent ethyl drug sales that Teva could have made absent Amarin’s alleged interference. On May 24, 2024, Amarin filed a motion in the U.S. District Court for the District of Nevada, seeking to enforce the terms of an earlier Teva-Amarin agreement to settle patent litigation regarding Vascepa
®
, which Amarin asserts precludes Teva from filing the present antitrust action. Teva opposed this motion on June 7, 2024, and on December 4, 2024, the Nevada court denied Amarin’s motion. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
In June 2024, Teva filed a lawsuit in the U.S. District Court for the Northern District of California alleging that Corcept Therapeutics, Inc. (“Corcept”), and Optime Care Inc. (“Optime”) have engaged in a multifaceted, years-long scheme to stifle generic competition to Corcept’s branded Korlym
®
(mifepristone) drug product, which is indicated to treat endogenous Cushing’s syndrome. Teva alleges that Corcept and Optime have suppressed competition by abusing the patent and judicial systems, entering a long-term, blanket exclusive-dealing agreement that has locked up a key pharmaceutical distribution channel, and making illicit payments to physicians as compensation for prescribing Korlym
®
. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic mifepristone drug sales that Teva could have made absent Corcept and Optime’s alleged interference, as well as injunctive relief to remove the unlawful barriers to generic competition created by Corcept and Optime. Teva filed an amended complaint in September 2024. Defendants filed a joint motion to dismiss in October 2024, which motion is fully briefed and awaiting decision. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
Motions to approve derivative actions seeking monetary damages against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness, as well as motions for document disclosure prior to initiating derivative actions. Motions were filed with respect to several U.S. and EU settlement agreements, allegations related to the DOJ PAP Complaint, and with respect to the European Commission’s proceedings relating to COPAXONE. In May 2024, Teva settled the derivative action related to the opioids litigation, and on September 16, 2024, the settlement received final approval from the Tel Aviv District Court.

15
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 13—Income taxes:

a.	Income (loss) before income taxes:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
Parent Company and its Israeli subsidiaries	$(456)	$(767)	$(119)
Non-Israeli subsidiaries	(828)	143	(3,044)

	$(1,284)	$(624)	$(3,163)

b. Income taxes:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
In Israel	$721	$(402)	$33
Outside Israel	(45)	395	(676)

	$676	$(7)	$(643)

Current	$1,094	$333	$430
Deferred	(418)	(340)	(1,073)

	$676	$(7)	$(643)

15
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	2024	2023	2022
	(U.S. $ in millions)
Income (loss) before income taxes	$(1,284)	$(624)	$(3,163)
Statutory tax rate in Israel	23%	23%	23%

Theoretical provision for income taxes	$(295)	$(144)	$(727)
Increase (decrease) in the provision for income taxes due to:
Tax benefits arising from net deferred taxes, resulting from intellectual property related integration plans, including carryforward losses	(87)	(272)	—
The Parent Company and its Israeli subsidiaries - Settlement with the Israeli tax authorities	514	—	—
Increase (decrease) in other uncertain tax positions - net	171	—	—
Tax benefits arising from reduced tax rates under benefit programs		14	15
Mainly nondeductible items and prior year tax	16	—	35
Non-Israeli subsidiaries
Impairments that did not have a corresponding tax effect, non-deductible interest and other items	463	372	941
Adjustments to valuation allowances on deferred tax assets (*)	(105)	—	—
Worthless stock deduction (**)		—	(909)
Increase (decrease) in other uncertain tax positions - net	(1)	23	2

Effective consolidated income taxes	$676	$(7)	$(643)

*	Mainly related to deduction of interest expenses in the United States.
**
In 2022, one of Teva’s U.S. subsidiaries was determined to be insolvent for tax purposes (i.e., its liabilities exceeded the fair market value of its assets), mainly in light of its accumulated operational losses. Consequently, Teva recognized on its 2022 tax return, a worthless stock deduction of approximately $4.2 billion, with
a
related tax benefit of approximately $909 million.

Teva’s effective tax rate is the result of a variety of factors, including the geographic mix and type of products sold during the year, different effective tax rates applicable to non-Israeli
subsidiaries that have tax rates different than Teva’s average tax rate, a settlement agreement with the Israeli Tax Authorities (“ITA”), impairment charges with no corresponding tax effects, net deferred tax benefits from intellectual property related integration plans, an adjustment to the Company’s corporate tax rate in Israel on losses related to non-qualified
tax incentive activities in Israel, adjustments to valuation allowances on deferred tax assets, adjustments to uncertain tax positions and interest expense disallowances.

15
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

c.	Deferred income taxes:

	December 31,
	2024	2023
	(U.S. $ in millions)
Deferred tax assets (liabilities), net:
Inventory related	$88	$76
Sales reserves and allowances	55	81
Provision for legal settlements	667	702
Intangible assets (*)	170	(118)
Carryforward losses and deductions and credits (**)	1,557	2,463
Property, plant and equipment	(157)	(225)
Deferred interest	789	799
Provisions for employee related obligations	95	80
Other (***)	69	357

	3,333	4,215
Valuation allowance—in respect of carryforward losses and deductions that may not be utilized	(2,017)	(3,009)

	$1,316	$1,206

(*)	The increase in deferred tax is mainly due to intellectual property related integration.
(**)	The amounts are shown after reduction for unrecognized tax benefits of $163 million and $2 million as of December 31, 2024 and 2023, respectively.
The amount as of December 31, 2024 represents the tax effect of gross carryforward losses and deductions with the following expirations:
2025
-
2026
—$38 million;
2027
-
2034
—$486 million;
2035
and thereafter—$38 million. The remaining balance—$995 million—can be utilized with no expiration date.

(***)	The amounts shown for 2023 are primarily comprised of Capitalization of R&D Expenses.
The deferred income taxes are reflected in the balance sheets among:

	December 31,
	2024	2023
	(U.S. $ in millions)
Long-term assets—deferred income taxes	1,799	1,812
Long-term liabilities—deferred income taxes	(483)	(606)

	$1,316	$1,206

15
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Uncertain tax positions:
The following table summarizes the activity of Teva’s gross unrecognized tax benefits:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
Balance at the beginning of the year	$651	$638	$672
Increase (decrease) related to prior year tax positions, net	109	(1)	(46)
Increase related to current year tax positions	53	15	42
Decrease related to settlements with tax authorities and lapse of applicable statutes of limitations	(395)	(15)	(31)
Other	29	14	1

Balance at the end of the year	$449	$651	$638

Uncertain tax positions, mainly of a long-term nature, include accrued potential penalties and interest of $69 million, $224 million and $212 million as of December 31, 2024, 2023 and 2022, respectively. The total amount of interest and penalties reflected in the consolidated statements of income was a net decrease of $155 million for the year ended December 31, 2024, and a net increase of $12 million and $2 million for the years ended December 31, 2023 and 2022, respectively. Substantially all the above uncertain tax benefits, if recognized, would reduce Teva’s annual effective tax rate. Teva does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities or court decisions, the likelihood and timing of which is difficult to estimate.

e.	Tax assessments:
Teva files income tax returns in various jurisdictions with varying statutes of limitations. Teva and its subsidiaries in Israel have received final tax assessments through tax year 2020.
On June 23, 2024, Teva entered into an agreement with the ITA to settle certain litigation with respect to taxes payable for the Company’s taxable years 2008 through 2020 (the “Agreement”). Pursuant to the terms of the Agreement, the Company will pay a total amount of approximately $750 million to the ITA spread over a six-year
period beginning in 2024. The Company has the right to prepay, and amounts paid over time are subject to interest and increase for inflation. Such total amount includes: (i) $495 million in corporate taxes with respect to the Company’s historical earnings that were previously considered by the Company to be exempt from taxes under the Encouragement for Capital Investment Law; and (ii) approximately $250 million in corporate taxes, relating to additional disputed tax issues in the aforementioned taxable years. The Agreement resulted in an increase of $506 million in the Company’s total income taxes in 2024, as certain elements had been recognized in previous periods. Additionally, under the terms of the Agreement, it was further agreed that in the future event the Company pays dividends on, or repurchases, its equity interests, the Company will pay an additional
5%-7%
of the amount of such dividends or repurchases in corporate taxes, up to a maximum tax payment amount of approximately $500 million. Any amounts due under this provision of the Agreement will be recorded in the future as incurred.
In the U.S., Teva is subject to ongoing examination of its U.S. subsidiaries by federal and state tax authorities. The years 2015 to 2019 are open years, currently under IRS examination. Additionally, Teva is currently under examination by various state tax authorities for open years from 2014 to 2023. In addition to ongoing audits, Teva and its subsidiaries have tax years 2009 to 2014 that are in administrative suspense for one open matter, pending the outcome of the court cases discussed further below.

15
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva currently has a legal proceeding in the U.S. Tax Court and one on appeal to the U.S. District Court of Appeals for the Federal Circuit. Each dispute with the IRS addresses the question of whether certain legal fees incurred related to Abbreviated New Drug Applications (“ANDAs”) were eligible to be deducted in the year incurred for tax purposes or were required to be amortized over longer periods under U.S. tax law. Additionally, the Tax Court case includes a question dealing with qualified research expenses. The U.S. Tax Court case remains in the pre-trial
phase. Oral arguments were heard by the Federal Circuit in June 2024. While Teva continues to vigorously defend itself in these cases, and believes it is more-likely-than-not
to prevail, there is uncertainty in the outcome and an adverse ruling could materially affect the Company’s financial statements.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. Trial in this case is ongoing. A final and binding decision against Teva in this case may lead to an impairment in an amount of up to $122 million.
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

1
59

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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

16
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Pillar Two Taxation
The OECD introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% for large multinational corporations. On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement the minimum taxation component of 15% of the OECD’s reform of international taxation. Other countries have also enacted legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025, or are expected to enact such legislation in the future. Teva has evaluated the potential impact on its 2024 consolidated financial statements and related disclosures and does not expect Pillar Two to have a material impact on its effective tax rate or consolidated financial statements in the foreseeable future.
NOTE 14—Equity:

a.	Ordinary shares and ADSs
As of December 31, 2024 and 2023, Teva had approximately 1.2 billion ordinary shares issued. Teva ordinary shares are traded on the
Tel-Aviv
Stock Exchange and on the New York Stock Exchange, in the form of American Depositary Shares (“ADSs”), each of which represents one ordinary share.

b.	Stock-based compensation plans
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

1
6
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
As of December 31, 202
4
, 59.1 million shares remain available for future awards under the 2020 Plan.
In the past, Teva had various employee-stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards granted under such prior plans continue in accordance with the terms of the respective plans.
The vesting period of the outstanding options and RSUs is generally between one to four years from grant date. The vesting period of PSUs is generally three years from grant date. The rights of ordinary shares obtained from the exercise of options, RSUs or PSUs are identical to those of other ordinary shares of the Company. The contractual term of these options is primarily for ten years.
Status of options
A summary of the status of the options granted by Teva as of December 31, 2024, 2023 and 2022, and changes during the years ended on those dates, is presented below (the number of options represents ordinary shares exercisable in respect thereof).

	Year ended December 31,
	2024		2023		2022
	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price
Balance outstanding at beginning of year	22,703	$36.89	24,119	$36.83	29,015	$36.96
Changes during the year:
Exercised	(1,284)	15.37	—	—	—	—
Forfeited	(1,211)	34.13	(885)	34.65	(2,378)	33.77
Expired	(2,495)	48.84	(531)	37.57	(2,518)	41.26

Balance outstanding at end of year	17,713	39.96	22,703	36.89	24,119	36.83

Balance exercisable at end of year	17,713	39.96	22,703	36.89	24,119	36.83

No options were granted during 2024, 2023 and 2022.

1
6
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information as of December 31, 2024, regarding the number of ordinary shares issuable upon vested options:

Number of ordinary shares issuable upon exercise of vested options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life
	Number of shares	$	Years
$15.01 - $25.00	6,152	18.96	3.14
$25.01 - $35.00	5,167	34.67	2.16
$35.01 - $45.00	57	37.70	1.92
$45.01 - $55.00	2,987	53.25	1.28
$55.01 - $65.00	3,350	59.01	0.34

Total	17,713	36.96	2.01

The aggregate intrinsic value represents the total
pre-tax
intrinsic value, based on the Company’s closing stock price of $22.04 on December 31, 2024, less the weighted average exercise price in each range. This represents the potential amount receivable by the option holders had all option holders exercised their options as of such date. The total number of in-the-money
options exercisable as of December 31,2024 was 6 million.
The total intrinsic value of options exercised during the year ended December 31, 2024
,
was $
3 million based on the Company’s average stock price of $15.97.
No options were exercised during 2023 and 2022.
Status of
non-vested
RSUs and PSUs
The following table summarizes information about the number of RSUs and PSUs granted and outstanding:

	Year ended December 31,
	2024		2023		2022
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Balance outstanding at beginning of year	35,664	$9.07	32,302	$9.11	24,412	$11.58
Granted	11,557	13.66	16,608	9.77	18,755	7.42
Vested	(11,464)	9.46	(10,195)	10.28	(7,571)	13.02
Forfeited	(1,947)	9.81	(3,052)	9.81	(3,293)	9.81

Balance outstanding at end of year	33,810	10.46	35,664	9.07	32,302	9.11

16
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The Company expenses compensation costs based on the grant-date fair value. For the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation costs as follows:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
Employee stock options	$—	$—	$2
RSUs and PSUs	123	121	122

Total stock-based compensation expense	123	121	124
Tax effect on stock-based compensation expense	11	11	9

Net effect	$112	$110	$115

As of December 31, 2024, the total unrecognized compensation cost before tax on RSUs/PSUs amounted to $217 million. The cost is expected to be recognized over a weighted average period of approximately 2.5 years. There were no unrecognized compensation costs related to employee stock options.

c.	Dividends
Teva has not paid dividends on Teva ordinary shares or ADSs since December 2017.

16
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Accumulated other comprehensive loss
The components of accumulated other comprehensive loss attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains(losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of January 1, 2022	$(2,274)	(324)	(85)	(2,683)
Other comprehensive income(loss) before reclassifications	(223)	—	40	(183)
Amounts reclassified to the statements of income	—	29	27	56

Net other comprehensive income(loss) before tax	(223)	29	67	(127)
Corresponding income tax	(17)	—	(10)	(27)

Net other comprehensive income(loss) after tax*	(240)	29	57	(154)

Balance as of December 31, 2022	(2,514)	(295)	(28)	(2,838)

Other comprehensive income(loss) before reclassifications	167	(1)	(17)	149
Amounts reclassified to the statements of income	—	30	(4)	26

Net other comprehensive income(loss) before tax	167	29	(21)	175
Corresponding income tax	(37)	—	3	(34)

Net other comprehensive income(loss) after tax*	130	29	(18)	141

Balance as of December 31, 2023	(2,384)	(266)	(46)	(2,697)

Other comprehensive income(loss) before reclassifications	(456)		(1)	(457)
Amounts reclassified to the statements of income	—	28	(6)	22

Net other comprehensive income(loss) before tax	(456)	28	(7)	(434)
Corresponding income tax	(17)	—	1	(16)

Net other comprehensive income(loss) after tax*	(473)	28	(6)	(450)

Balance as of December 31, 2024	$(2,857)	$(238)	$(52)	$(3,148)

*	Amounts do not include foreign currency translation adjustments attributable to non-controlling interests of $61 million loss in 2024, $50 million loss in 2023 and $116 million loss in 2022.

16
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 15—Other assets impairments, restructuring and other items:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
Impairment of long-lived tangible assets ( * )	$1,024	$28	$47
Contingent consideration (see note 20)	303	548	261
Restructuring	74	111	146
Other	(14)	30	57

Total	$1,388	$718	$512

(*)	Including impairments related to exit and disposal activities.
Impairments
Impairments of tangible assets for the years ended December 31, 2024, 2023 and 2022 were $1,024 million, $28 million and $47 million, respectively. Impairments for the year ended December 31, 2024 were mainly related to the classification of the business venture in Japan and the API business (including its R&D, manufacturing and commercial activities) as held for sale (see note 2). Impairments for the year ended December 31, 2023 were mainly related to certain assets in Europe and the United States. Impairments for the year ended December 31, 2022 were mainly related to certain assets in the United States.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities and its “Pivot to Growth Strategy”.
Contingent consideration
In 2024, Teva recorded expenses of $303 million for contingent consideration, compared to expenses of $548 million in 2023 and $261 million in 2022. Expenses in 2024 and 2023 were mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. Expenses in 2022 were mainly related to changes in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
).
Restructuring
In 2024, Teva recorded $74 million of
restructuring expenses
, compared to $111 million in 2023 and $146 million in 2022. Expenses in 2024 and 2023 and 2022 were primarily related to network consolidation activities.
The following table provides the components of restructuring costs:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
Restructuring
Employee termination	$53	$52	$117
Other	21	59	29

Total	$74	$111	$146

16
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2022	$(131)	$(7)	$(138)

Provision	(117)	(29)	(146)
Utilization and other*	136	29	165

Balance as of December 31, 2022	$(112)	$(7)	$(119)

Provision	(52)	(59)	(111)
Utilization and other*	90	59	149

Balance as of December 31, 2023	$(75)	$(7)	$(82)

Provision	(53)	(21)	(74)
Utilization and other*	73	16	88

Balance as of December 31, 2024	$(55)	$(13)	$(68)

*	Includes adjustments for foreign currency translation.
NOTE 16—Other income:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
Gain on divestitures, net of divestitures related costs	$15	$3	$46
Section 8 and similar payments	1	5	13
Gain (loss) on sale of assets	2	25	18
Other, net	(5)	16	31

Total other income	$14	$49	$107

NOTE 17—Financial expenses, net:

	Year ended December, 31
	2024	2023	2022
	(U.S. $ in millions)
Interest expenses and other bank charges	$1,002	$1,029	$930
(Income) loss from investments	(86)	(68)	(10)
Foreign exchange (gains) losses, net	17	30	(16)
Other, net (*)	48	66	61

Total finance expense, net	$981	$1,057	$966

(*)	Amortization of issuance costs and terminated derivative instruments.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 18—Earnings (loss) per share:
The net income (loss) attributable to Teva and the weighted average number of ordinary shares used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year ended December, 31
	2024	2023	2022
	(U.S. $ in millions, except share data)
Net income (loss) used for the computation of basic and diluted earnings (loss) per share	$(1,639)	$(559)	$(2,446)

Weighted average number of shares used in the computation of basic earnings (loss) per share	1,131	1,119	1,110

Weighted average number of shares used in the computation of diluted earnings (loss) per share	1,131	1,119	1,110

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding (including fully vested RSUs and PSUs during the period), net of treasury shares.
In computing diluted loss per share for the years ended December 31, 2024, 2023 and 2022, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
Basic and diluted loss per share was $1.45 for the year ended December 31, 2024, compared to basic and diluted loss per share of $0.50 and $2.20 for the years ended December 31, 2023 and 2022, respectively.
NOTE 19 – Segments:
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

16
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as operating expenses (cost of sales, R&D expenses, S&M expenses, G&A expenses, and other loss (income)). While CODM analyzes these categories, the area of focus is period over period fluxes and budget-to-actual
variances to determine the right allocation of resources is attributed to each segment in order to ensure profitability is maximized.
Segment profit is comprised of revenues for the segment less cost of sales, R&D expenses, S&M expenses, G&A expenses and other loss (income) related to the segment. Segment profit does not include amortization and certain other items.
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
On January 31, 2024, Teva announced that it intends to divest its API business (including its R&D, manufacturing and commercial activities) through a sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all. See note 2.

a.	Segment information:

	Year ended December 31,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$8,034	$5,103	$2,463
Cost of sales	3,646	2,197	1,229
R&D expenses	633	229	112
S&M expenses	1,049	826	534
G&A expenses	410	272	150
Other loss (income)	§	3	(2)

Segment profit	$2,296	$1,575	$440

1
69

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

§	Represents an amount less than $0.5 million.

	Year ended December 31,
	2023
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$7,731	$4,837	$2,351
Cost of sales	3,421	2,111	1,191
R&D expenses	604	220	104
S&M expenses	938	767	487
G&A expenses	378	263	142
Other loss (income)	(5)	(2)	(39)

Segment profit	$2,394	$1,478	$465

	Year ended December 31,
	2022
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$7,003	$4,525	$2,352
Cost of sales	3,269	1,825	1,128
R&D expenses	485	213	119
S&M expenses	879	748	467
G&A expenses	440	246	154
Other loss (income)	(3)	(3)	(54)

Segment profit	$1,934	$1,496	$538

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
United States profit	$2,296	$2,394	$1,934
Europe profit	1,575	1,478	1,496
International Markets profit	440	465	538

Total reportable segments profit	4,311	4,338	3,968
Profit of other activities	18	24	172

Amounts not allocated to segments:			—
Amortization	588	616	732
Other assets impairments, restructuring and other items	1,388	718	512
Goodwill impairment	1,280	700	2,045
Intangible assets impairments	251	350	355
Legal settlements and loss contingencies	761	1,043	2,082
Other unallocated amounts	364	502	610

Consolidated operating income (loss)	(303)	433	(2,197)

Financial expenses, net	981	1,057	966

Consolidated income (loss) before income taxes	$(1,284)	$(624)	$(3,163)

1
7
0

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

b.	Segment revenues by major products and activities:
The following tables present revenues by major products and activities for each segment for the year ended December 31, 2024, 2023 and 2022:
United States segment:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
Generic products (including biosimilars)	$3,599	$3,138	$3,155
AJOVY	207	211	210
AUSTEDO	1,642	1,225	963
BENDEKA and TREANDA	168	237	309
COPAXONE	242	297	359
UZEDY	117	23	—
Anda	1,536	1,577	1,471
Other*	523	1,025	536

Total	$8,034	$7,731	$7,003

*
Other revenues in 2024 include the sale of certain product rights. Other revenues in 2023 were mainly comprised of a $500 million upfront payment received in the fourth quarter of 2023, in connection with the collaboration on Teva’s duvakitug (anti-TL1A) asset (see note 2).

Europe segment:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$3,926	$3,664	$3,466
AJOVY	216	160	124
COPAXONE	213	231	268
Respiratory products	244	265	273
Other*	504	516	393

Total	$5,103	$4,837	$4,525

*	Other revenues in 2024 and 2023 include the sale of certain product rights.
International Markets segment:

	Year ended December 31,
	2024	2023	2022
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,937	$1,932	$1,980
AJOVY	84	63	42
COPAXONE	48	63	64
AUSTEDO	46	15	8
Other*	349	278	257

Total	$2,463	$2,351	$2,352

17
1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

*	Other revenues in 2024 include the sale of certain product rights.
Revenues are attributable to countries based on sales to third parties in such countries. Revenues within the United States constituted 49%, 49% and 47% of Teva’s consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Revenues within the Company’s country of domicile (Israel) constituted 2%, 2% and 2% of Teva’s consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

c.	Supplemental data—major customers:
The following table represents the percentage of consolidated third party net sales to Teva’s major customers during the years ended December 31, 2024, 2023 and 2022.

	Percentage of Third Party Net Sales
	2024	2023	2022
McKesson Corporation	12%	9%	10%
AmerisourceBergen Corporation	9%	9%	10%
Most of Teva’s revenues from these customers were in the United States segment.

d.	Property, plant and equipment—by geographical location were as follows:

	December 31,
	2024	2023
	(U.S. $ in millions)
Israel	$1,066	$1,312
Germany	1,262	1,318
United States	561	596
Croatia	277	447
Czech republic	206	309
Hungary	83	279
Ireland	261	266
Other	865	1,222

Total property, plant and equipment	$4,581	$5,750

17
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 20—Fair value measurement:
Financial items carried at fair value as of December 31, 2024 and 2023 are classified in the tables below in one of the three categories described in note 1f:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,005	—	—	$2,005
Cash, deposits and other	1,295	—	—	1,295
Investment in securities:
Equity securities	12	—	—	12
Other	3	—	—	3
Derivatives:
Asset derivatives :
Options and forward contracts	—	71	—	71
Liabilities derivatives :				—
Options and forward contracts	—	(24)	—	(24)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(401)	(401)

Total	$3,315	$47	$(401)	$2,961

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,704	—	—	$1,704
Cash, deposits and other	1,522	—	—	1,522
Investment in securities:
Investment in convertible bond security	—	—	40	40
Equity securities	7	—	—	7
Other	1	—	—	1
Restricted cash	1	—	—	1
Derivatives:
Asset derivatives :
Options and forward contracts		38	—	38
Cross-currency interest rate swap		8	—	8
Liabilities derivatives :
Options and forward contracts	—	(39)	—	(39)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(517)	(517)

Total	$3,235	$7	$(477)	$2,765

§	Represents an amount less than $0.5 million.
*
Contingent consideration represents liabilities recorded at fair value in connection with acquisitions. The contingent consideration liability is recorded under accrued expenses and other taxes and long term liabilities.

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

	December 31, 2024	December 31, 2023
	(U.S. $ in millions)
Fair value at the beginning of the period	$(477)	$(250)
Investment in convertible bond *	—	25
Conversion option*	—	15
Redemption of convertible bond security*	(40)	—
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Allergan transaction	(270)	(422)
Eagle transaction	(31)	(132)
Novetide transaction	(2)	2
Settlement of contingent consideration:
Allergan transaction	363	207
Eagle transaction	54	76
Novetide transaction	2	2

Fair value at the end of the period	$(401)	$(477)

§	Represents an amount less than $0.5 million.
*
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
The fair value of the financial instruments included in working capital approximates their carrying value. The fair value of long-term bank loans mostly approximates their carrying value, since they bear interest at rates close to the prevailing market rates.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value consist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 9), and are presented in the below table in terms of fair value:

	Estimated fair value*
	December 31,
	2024	2023
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$15,717	$17,214
Senior notes and convertible senior debentures included under short-term debt	1,779	1,651

Total*	$17,496	$18,865

*	The fair value was estimated based on quoted market prices.
NOTE 21—Long-term employee-related obligations:

a.	Long-term employee-related obligations consisted of the following:

	December 31,
	2024	2023
	(U.S. $ in millions)
Accrued severance obligations	$65	$74
Defined benefit plans	63	73

Total (*)	$128	$148

(*)	Teva’s long-term employee-related obligations are presented in the Consolidated Balance Sheet under other taxes and long-term liabilities.
As of December 31, 2024 and 2023, Teva had $97 million and $90 million, respectively, deposited in funds managed by financial institutions and earmarked by management to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other non-current
assets.
The Company expects to expense an approximate contribution of $118 million in 2025 to pension funds and insurance companies in connection with its severance and pension pay obligations.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The Company expects to pay the following future minimum benefits to its employees: $14 million in 2025; $13 million in 2026; $12 million in 2027; $14 million in 2028; $14 million in 2029; and $78 million in the aggregate between 2030 to 2034. These amounts do not include amounts that may be paid to employees who cease working with the Company before their normal retirement age.
NOTE 22— Redeemable
Non-Controlling
Interests:
In December 2024, Teva entered into an agreement with JKI Co., Ltd. (“JKI”) established by the fund managed and operated by private equity firm
J-Will
Partners Co., Ltd.
(“J-Will”),
through which JKI will acquire Teva-Takeda, Teva’s business venture in Japan (the “BV”), which includes generic products and legacy products.
Since the establishment of the BV and as of December 31, 2024, Teva holds
51
% of the outstanding common stock of the BV, therefore consolidating the BV in its financial statements.
Pursuant to existing agreements with the minority investors of the BV, a redemption feature exists whereby the interest held by the minority investors is redeemable as a result of a sale of the BV, subject to certain terms listed therein. The redemption value would be determined based on a prescribed formula derived from the consideration received from the sale of the BV.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The balance of the redeemable
non-controlling
interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling
interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital.
Since the share redemption feature does not include a share cap, these interests are presented on the consolidated balance sheets outside of permanent equity under the caption “Redeemable non-controlling
interest”.
As of December 31, 2024, the total balance of the redeemable non-controlling
interests is $340 million.

17
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December
31
,
2024
(U.S. $ in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts including credit losses:
Year ended December 31, 2024	$164	$35	$(8)	$(46)	146

Year ended December 31, 2023	$162	$10	$(6)	$(2)	164

Year ended December 31, 2022	$164	$8	$(2)	$(8)	$162

Allowance in respect of carryforward tax losses and deductions that may not be utilized:
Year ended December 31, 2024	$3,009	$100	$—	$(1,093)	$2,017

Year ended December 31, 2023	$3,072	$161	$—	$(224)	$3,009

Year ended December 31, 2022	$2,723	$443	$—	$(93)	$3,072

17
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
After evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of Teva’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in
Internal Control— Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2024, Teva’s internal control over financial reporting was effective.
Our internal control over financial reporting as of December 31, 2024, has been audited by Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”
Remediation of Previously Reported Material Weakness
As previously disclosed, in our Annual Report on Form
10-K
for the year ended December 31, 2023, and in our Quarterly Reports on Form
10-Q
for the periods ended March 31, June 30 and September 30, 2024, during the preparation of our consolidated financial statements for the year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting. We did not design and maintain

1
79

effective control over the contingent consideration liability and related expenses in connection with estimated future royalty payments.
Since identifying the material weakness, management has designed and implemented the following specific controls to address the material weakness and enhance our disclosure controls and procedures over the contingent consideration liability: (i) defined responsibilities over the end-to-end
process; (ii) enhanced the formality and rigor of reconciliation procedures; and (iii) implemented additional monitoring controls through management reviews. In addition, management has conducted trainings for the related control owners.
During the quarter ended December 31, 2024, our management completed testing of the remediation activities and determined that the newly implemented controls had been operating effectively for a sufficient period to conclude that the previously identified material weakness was remediated.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Director and Officer Rule
10b5-1
Trading Arrangements
During the three months ended December 31, 2024, each of the following officers adopted a Rule
10b5-1
trading arrangement (as such term is defined in Item 408 of Regulation
S-K).
All trading plans are intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act.

Name and Title	Date	Action	Expiration Date	Maximum Shares Subject to Plan (1)
Richard D. Francis, President and CEO	November 15, 2024	Adopted	March 6, 2025	279,109
Richard Daniell, EVP, Head of European Commercial	November 19, 2024	Adopted	March 7, 2025	287,741
Dr. Eric Hughes, EVP, Global R&D and Chief Medical Officer	November 15, 2024	Adopted	August 4, 2025	100,893
Eli Kalif, EVP, Chief Financial Officer	November 29, 2024	Adopted	June 13, 2025	111,525
David R. McAvoy, EVP, Chief Legal Officer	November 15, 2024	Adopted	March 6, 2025	16,741

(1)	Certain plans include shares to be sold solely to cover tax withholding obligations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to Teva’s 2025 Proxy Statement, which will be filed no later than 120 days after the close of the registrant’s fiscal year
ended
December 31, 2024, with respect to Teva’s directors, executive officers and corporate
governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.

18
0

ITEM 11. EXECUTIVE COMPENSATION
Reference is made to Teva’s 2025 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2024, with respect to Teva’s executive compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to Teva’s 2025 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2024, with respect to the security ownership of certain beneficial owners and management and related stockholder matters of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to Teva’s 2025 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2024, with respect to certain relationships and related transactions, and director independence of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is made to Teva’s 2025 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2024, with respect to principal accountant fees and services provided to Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

18
1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Annual Report on Form 10-K:

Exhibits

(b) The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to Registration Statement on Form F-1 (Reg. No. 33-15736)) (1)

3.2	Amendment to Memorandum of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on December 14, 2018) (1)

3.3	Articles of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on June 23, 2022)

4.1	Second Amended and Restated Deposit Agreement, dated as of December 4, 2018, among Teva Pharmaceutical Industries Limited, Citibank, N.A., as depositary, and the holders from time to time of shares (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on December 4, 2018)

4.2	Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on January 31, 2006)

4.3	First Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 0.25% Convertible Senior Debentures due 2026 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on January 31, 2006)

4.4	Second Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 6.150% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on January 31, 2006)

4.5	Third Supplemental Senior Indenture, dated as of March 16, 2010, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, relating to Teva’s 0.25% Convertible Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on May 4, 2010)

4.6	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on November 10, 2011)

4.7	Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on March 31, 2015)

4.8	Supplemental Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.250% Senior Notes due 2023 and the form of 1.875% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on March 31, 2015)

4.9	Second Supplemental Senior Indenture, dated as of July 25, 2016, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.125% Senior Notes due 2024 and the form of 1.625% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on July 25, 2016)

4.10	Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on July 21, 2016)

4.11	First Supplemental Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 3.150% Senior Notes due 2026 and the form of 4.100% Senior Notes due 2046 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on July 21, 2016)

4.12	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 1.000 per cent Notes due 2025 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on July 28, 2016)

4.13	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2025 Notes) (incorporated by reference to Exhibit 4.6 to Form 6-K filed with the SEC on July 28, 2016)

4.14	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.15	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 6.000% Senior Notes due 2024 and the form of 6.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.16	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.17	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.18	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 6.000% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 25, 2019)

4.19	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on November 25, 2019)

4.20	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of 3.750% Sustainability-Linked Senior Notes due 2027 and the form of 4.375% Sustainability-Linked Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 10, 2021)

4.21	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 4.750% Sustainability-Linked Senior Notes due 2027 and the form of 5.125% Sustainability-Linked Senior Notes due 2029 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on November 10, 2021)

4.22	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.33 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

4.23	Fourth Supplemental Senior Indenture, dated as of March 9, 2023, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 7.375% Sustainability-Linked Senior Notes due 2029 and the form of the 7.875% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.24	Fourth Supplemental Senior Indenture, dated as of March 9, 2023, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.875% Sustainability-Linked Senior Notes due 2029 and the form of the 8.125% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.25	Other long-term debt instruments: The registrant hereby undertakes to provide the Securities and Exchange Commission with copies upon request.

10.1	Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of April 29, 2022, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V. and Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Bank of America, N.A., as administrative agent, Bank of America Europe Designated Activity Company, as sustainability coordinator and documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.2	Amendment to Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of February 6, 2023, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V. and Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Bank of America, N.A. and the certain other lenders party thereto (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the SEC on February 10, 2023)

10.3	Second Amendment to Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated May 3, 2024, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Finance Netherlands III B.V., and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024)

10.4	Global Opioids Settlement Agreement, effective on August 7, 2023, between Teva Pharmaceutical Industries Ltd. and the states, subdivisions and special districts named therein (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.5	English summary of Tax Settlement Agreement, dated June 23, 2024, between Teva Pharmaceutical Industries Limited and the Israeli Tax Authorities (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024)

10.6	Deferred Prosecution Agreement with the U.S. Department of Justice, dated August 21, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 24, 2023)

10.7	Employment Agreement, dated November 21, 2022, between Teva Pharmaceutical Industries Limited and Richard D. Francis (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed with the SEC on February 10, 2023)

10.8	Employment Agreement, dated as of June 14, 2022, between Teva Pharmaceutical Industries Limited and Eric A. Hughes *

10.9	Employment Agreement, dated as of November 6, 2019, between Teva Pharmaceutical Industries Limited and Eli Kalif (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.10	Amendment to Employment Agreement between Teva Pharmaceutical Industries Limited and Eli Kalif, dated as of February 6, 2020 (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.11	Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement filed with the SEC on June 8, 2017)

10.12	Teva Pharmaceuticals USA, Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.13	Form of Indemnification and Release Agreement (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.14	Form of Director Award Agreement (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.15	Teva Pharmaceutical Industries Limited 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit Appendix A to our Definitive Proxy Statement filed with the SEC on April 22, 2020)

10.16	Form Bonus Letter Agreement (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.17	Form Award Agreement under Teva’s 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.18	Form Award Agreement (RSUs and PSUs) under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.19	Teva Pharmaceutical Industries Limited Israeli Subplan of Teva’s 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.20	Employment Agreement, dated as of September 19, 2023, between Teva Pharmaceutical Industries Limited and Christine Fox *

10.21	Employment Agreement, dated as of September 25, 2018, between Teva UK Limited and Richard Daniell (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed with the SEC on February 12, 2024)

10.22	Letter Agreement, dated as of February 11, 2022, between Teva Pharmaceuticals Europe and Richard Daniell (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed with the SEC on February 12, 2024)

10.23	Form Award Agreement (RSUs and PSUs) under the Teva Pharmaceutical Industries Limited 2020 Long-Term Equity-Based Incentive *

18	Kesselman & Kesselman Preferability Letter dated August 5, 2020 (incorporated by reference to Exhibit 18 to Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020)

19	Teva Insider Trading Policy and Procedure and Teva Addendum to Insider Trading Policy *

21	Subsidiaries of the Registrant *

23	Consent of Kesselman & Kesselman, independent registered public accountants *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K filed with the SEC on February 12, 2024)

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
(1)	English translation or summary from Hebrew original, which is the official version

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

By:	/s/ Richard D. Francis
Name:	Richard D. Francis
Title:	President and Chief Executive Officer
Dated:	February 5, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each of the undersigned directors and/or officers of Teva Pharmaceutical Industries Limited, a corporation organized under the laws of Israel, hereby constitutes and appoints Richard D. Francis, Eli Kalif, David R. McAvoy and Amir Weiss, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign, execute and deliver with the U.S. Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ Dr. Sol J. Barer Dr. Sol J. Barer	Chairman of the Board of Directors	February 5, 2025

By:	/s/ Richard D. Francis Richard D. Francis	President and Chief Executive Officer and Director	February 5, 2025

By:	/s/ Eli Kalif Eli Kalif	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 5, 2025

By:	/s/ Amir Weiss Amir Weiss	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 5, 2025

By:	/s/ Rosemary A. Crane Rosemary A. Crane	Director	February 5, 2025

By:	/s/ Amir Elstein Amir Elstein	Director	February 5, 2025

	Name	Title	Date
By:	/s/ Chen Lichtenstein Chen Lichtenstein	Director	February 5, 2025

By:	/s/ Gerald M. Lieberman Gerald M. Lieberman	Director	February 5, 2025

By:	/s/ Roberto A. Mignone Roberto A. Mignone	Director	February 5, 2025

By:	/s/ Dr. Perry D. Nisen Dr. Perry D. Nisen	Director	February 5, 2025

By:	/s/ Prof. Ronit Satchi-Fainaro Prof. Ronit Satchi-Fainaro	Director	February 5, 2025

By:	/s/ Prof. Varda Shalev Prof. Varda Shalev	Director	February 5, 2025

By:	/s/ Janet S. Vergis Janet S. Vergis	Director	February 5, 2025

By:	/s/ Dr. Tal Zaks Dr. Tal Zaks	Director	February 5, 2025

188