Form 10-Q
period 2025-03-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2025-05-07
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
of the Act). Yes ☐ No ☒
As of March 31, 2025, the registrant had 1,146,959,855 ordinary shares outstanding.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form
10-Q,
and the reports and documents incorporated by reference in this Quarterly Report on Form
10-Q,
may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. These forward-looking statements include statements concerning our plans, strategies, objectives, future performance and financial and operating targets, and any other information that is not historical information. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Important factors that could cause or contribute to such differences include risks relating to:

•
our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; competition faced by our generic medicines from other pharmaceutical companies and changes in regulatory policy that may result in additional costs and delays; delays in launches of new generic products; our ability to develop and commercialize additional pharmaceutical products; competition for our innovative medicines; our ability to achieve expected results from investments in our product pipeline; our ability to successfully execute our Pivot to Growth strategy, including to expand our innovative and biosimilar medicines pipeline and profitably commercialize the innovative medicines and biosimilar portfolio, whether organically or through business development, to sustain and focus our portfolio of generic medicines, and to execute on our organizational transformation and to achieve expected cost savings; and the effectiveness of our patents and other measures to protect our intellectual property rights, including any potential challenges to our Orange Book patent listings in the U.S.;

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

•
other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our long-lived assets; the impact of geopolitical conflicts including the state of war declared in Israel and the conflict between Russia and Ukraine; potential significant increases in tax liabilities; the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business; our exposure to changes in international trade policies, including the imposition of tariffs in the jurisdictions in which we operate, and the effects of such developments on sales of our products and the pricing and availability of our raw materials; and the impact of any future failure to establish and maintain effective internal control over our financial reporting;

and other factors discussed in this Quarterly Report on Form
10-Q
and in our Annual Report on Form
10-K
for the year ended December 31, 2024, including in the sections captioned “Risk Factors” and “Forward-Looking Statements.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,697	$3,300
Accounts receivables, net of allowance for credit losses of $80 million and $78 million as of March 31, 2025 and December 31, 2024, respectively	3,384	3,059
Inventories	3,247	3,007
Prepaid expenses	1,018	1,006
Other current assets	368	409
Assets held for sale	1,814	1,771

Total current assets	11,528	12,552
Deferred income taxes	1,762	1,799
Other non-current assets	464	462
Property, plant and equipment, net	4,631	4,581
Operating lease right-of-use assets, net	363	367
Identifiable intangible assets, net	4,189	4,418
Goodwill	15,477	15,147

Total assets	$38,415	$39,326

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$421	$1,781
Sales reserves and allowances	3,696	3,678
Accounts payables	2,290	2,203
Employee-related obligations	474	624
Accrued expenses	2,952	2,792
Other current liabilities	964	1,020
Liabilities held for sale	358	698

Total current liabilities	11,157	12,796
Long-term liabilities:
Deferred income taxes	461	483
Other taxes and long-term liabilities	4,011	4,028
Senior notes and loans	16,230	16,002
Operating lease liabilities	288	296

Total long-term liabilities	20,990	20,809

Commitments and contingencies , see note 10
Total liabilities	32,146	33,606

Redeemable non-controlling interests	—	340

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; March 31, 2025 and December 31, 2024: authorized 2,495 million shares; issued 1,253 million shares and 1,240 million shares, respectively	58	58
Additional paid-in capital	27,965	27,764
Accumulated deficit	(14,958)	(15,173)
Accumulated other comprehensive loss	(2,675)	(3,148)
Treasury shares as of March 31, 2025 and December 31, 2024: 106 million ordinary shares	(4,128)	(4,128)

	6,262	5,373

Non-controlling interests	7	7

Total equity	6,269	5,380

Total liabilities, redeemable non-controlling interests and equity	$38,415	$39,326

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net revenues	$3,891	$3,819
Cost of sales	2,014	2,048

Gross profit	1,877	1,771
Research and development expenses	247	242
Selling and marketing expenses	622	608
General and administrative expenses	297	278
Intangible assets impairments	121	80
Other assets impairments, restructuring and other items	(22)	673
Legal settlements and loss contingencies	86	106
Other loss (income)	5	1

Operating income (loss)	519	(218)
Financial expenses, net	225	250

Income (loss) before income taxes	294	(467)
Income taxes (benefit)	74	(52)
Share in (profits) losses of associated companies, net	*	4

Net income (loss)	220	(419)
Net income (loss) attributable to redeemable and non-redeemable non-controlling interests	6	(280)

Net income (loss) attributable to Teva	214	(139)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.19	$(0.12)

Diluted	$0.18	$(0.12)

Weighted average number of shares (in millions):
Basic	1,138	1,123

Diluted	1,159	1,123

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net income (loss)	$220	$(419)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	494	(123)
Unrealized gain (loss) from derivative financial instruments, net	7	7
Unrealized loss on defined benefit plans	(1)	(1)

Total other comprehensive income (loss)	500	(117)

Total comprehensive income (loss)	720	(536)
Comprehensive income (loss) attributable to redeemable and non-redeemable non-controlling interests	33	(322)

Comprehensive income (loss) attributable to Teva	$687	$(214)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2024	1,240	58	27,764	(15,173)	(3,148)	(4,128)	5,373	7	5,380
Net Income (loss)				214			214	*	214
Other comprehensive income (loss)					473		473	*	473
Issuance of Shares	13	*					*		*
Proceeds from exercise of options			3				3		3
Stock-based compensation expense			34				34		34
Purchase of shares from redeemable non-controlling interests**			165				165		165

Balance at March 31, 2025	1,253	$58	$27,965	$(14,958)	$(2,675)	$(4,128)	$6,262	$7	$6,269

*	Represents an amount less than $0.5 million.
**	In connection with the sale of Teva’s business venture in Japan. See note 17.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2023	1,227	57	27,807	(13,534)	(2,697)	(4,128)	7,506	620	8,126
Net Income (loss)				(139)			(139)	(280)	(419)
Other comprehensive income (loss)					(75)		(75)	(42)	(117)
Issuance of shares	11	1	*				1		1
Stock-based compensation expense			28				28		28
Proceeds from exercise of options			6				6		6
Dividend to non-controlling interests**								(18)	(18)
Purchase of shares from non-controlling interests***			(45)		(3)		(48)	(16)	(64)

Balance at March 31, 2024	1,238	$58	$27,796	$(13,673)	$(2,775)	$(4,128)	$7,279	$265	$7,543

*	Represents an amount less than $0.5 million.
**	In connection with the dividend to non-controlling interest in Teva’s business venture in Japan.
***	Purchase of shares from non-controlling interests in Teva’s subsidiary in Switzerland.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Operating activities:
Net income (loss)	$220	(419)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	244	272
Impairment of long-lived assets and assets held for sale	77	679
Net change in operating assets and liabilities	(700)	(497)
Deferred income taxes – net and uncertain tax positions	28	(189)
Stock-based compensation	34	28
Other items	(8)	2

Net cash provided by (used in) operating activities	(105)	(124)

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	322	295
Purchases of property, plant and equipment and intangible assets	(127)	(124)
Proceeds from sale of business and long-lived assets, net	17	—
Acquisition of businesses, net of cash acquired	—	(15)
Purchases of investments and other assets	(11)	(12)

Net cash provided by (used in) investing activities	201	144

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(1,368)	—
Purchase of shares from redeemable and non-redeemable non-controlling interests	(38)	(64)
Dividends paid to redeemable and non-redeemable non-controlling interests	(340)	(78)
Other financing activities	3	(9)

Net cash provided by (used in) financing activities	(1,744)	(151)

Translation adjustment on cash and cash equivalents	45	(104)

Net change in cash, cash equivalents and restricted cash	(1,603)	(236)
Balance of cash, cash equivalents at beginning of period	3,300	3,227

Balance of cash, cash equivalents at end of period	$1,697	2,991

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$311	312
Amounts may not add up due to rounding
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation:
a. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary for a fair statement of the financial position and results of operations of Teva. The information included in this Quarterly Report on Form
10-Q
should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”). The year-end
balance sheet data was derived from the audited consolidated financial statements as of December 31, 2024, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included.
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
In preparing the Company’s consolidated financial statements, management also considered the economic implications of inflation expectations on its critical and significant accounting estimates. Government actions taken to address macroeconomic developments, as well as their economic impact on Teva’s third-party manufacturers and suppliers, customers and markets, could also impact such estimates and may change in future periods. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to determining the valuation and recoverability of IPR&D assets, marketed product rights, contingent consideration and goodwill, assessing sales reserves and allowances in the United States, uncertain tax positions, valuation allowances and contingencies. Some of these estimates could be impacted by higher costs and the ability to pass on such higher costs to customers, which is highly uncertain.
As of the date of these consolidated financial statements, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. The Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. During the three months ended March 31, 2025, the impact of this conflict on Teva’s results of operation and financial condition continues to be immaterial.
In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts. As of the date of these consolidated financial statements, sustained conflict in the region is ongoing. Israel is included in Teva’s International Markets segment results. Teva’s global headquarters and several manufacturing and R&D facilities are located in Israel. Currently, such activities in Israel remain largely unaffected. Teva continues to maintain contingency plans with backup production locations for key products. During the three months ended March 31, 2025, the impact of this war on Teva’s results of operations and financial condition is immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war.
Teva’s results of operations for the three months ended March 31, 2025, are not necessarily indicative of results that could be expected for the entire fiscal year.
Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.
b. Significant accounting policies
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements, not yet adopted
In November 2024, the FASB issued ASU
2024-03
“Income Statement: Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU
2024-03
is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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
Under the initial agreement, Teva paid mAbxience an aggregate of $20 million in upfront and milestone payments in 2024, which were recorded as R&D expenses. Pursuant to the amendment of the licensing agreement, in the fourth quarter of 2024, Teva paid mAbxience further upfront and milestone payments in a total amount of $15 million, which were recorded as R&D expenses. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $320 million.
Launch Therapeutics and Abingworth
On March 28, 2024, Teva and Launch Therapeutics, Inc. (“Launch Therapeutics”) entered into a clinical collaboration agreement to further accelerate the clinical research program of Teva’s Dual-Action Asthma Rescue Inhaler (“DARI”)
(ICS-SABA;
TEV-‘248).
As part of this clinical collaboration agreement Teva also entered into a development funding agreement with funds affiliated with Abingworth LLP (“Abingworth”). Under the clinical collaboration agreement, Launch Therapeutics, a clinical development company backed by Abingworth and Carlyle, the global investment firm, will have the lead role in the operational execution and management of the planned clinical trials. Teva will retain primary responsibility for manufacturing, regulatory interactions in the U.S., and commercialization. DARI
(ICS-SABA
)
is currently in Phase 3 for the treatment of asthma symptoms addressing both immediate symptoms and long-term inflammation.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Under the development funding agreement, Abingworth will provide Teva up to $150 million to fund ongoing development costs for DARI
(ICS-SABA
).
In exchange and subject to regulatory approval, Teva will pay Abingworth a milestone payment in the amount actually funded by Abingworth up to $150 million, as well as success payments based on DARI
(ICS-SABA
)
sales. During the first quarter of 2025 and during 2024, Teva recorded $30 million and $42 million, respectively, as reimbursement for R&D expenses incurred in connection with this agreement.
Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and globally commercialize a BD9 multibody for the potential treatment of atopic dermatitis and asthma. In exchange, Teva paid an upfront payment in an amount of $10 million in January 2024, which was recorded as an R&D expense in the fourth quarter of 2023. In the first quarter of 2025, Teva recognized a milestone payment in an amount of $5 million as R&D expenses, which will be paid during the second quarter of 2025. Biolojic may be eligible to receive additional development and commercial milestone payments of up to approximately $500 million, over the next several years, based on the achievement of certain pre-clinical,
clinical and regulatory milestones, with the majority of the payments based on future sales achievements.
Royalty Pharma
On November 9, 2023, Teva entered into a funding agreement with Royalty Pharma plc. (“Royalty Pharma”) to further accelerate the clinical research program for Teva’s olanzapine LAI
(TEV-’749).
Under the terms of the funding agreement, Royalty Pharma will provide Teva up to $100 million to fund ongoing development costs for olanzapine LAI
(TEV-‘749).
In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, paid over 5 years, in addition to royalties upon commercialization. Teva will continue to lead the development and commercialization of the product globally. During 2023 and 2024, Teva recorded $100 million as reimbursement for R&D expenses incurred in connection with this agreement, which collectively amounted to the total funding Royalty Pharma was to provide Teva. Olanzapine LAI
(TEV-’749)
is currently in Phase 3 for the treatment of schizophrenia (see also MedinCell transaction below).
Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop
and
co-commercialize
Teva’s duvakitug (anti-TL1A,
TEV-’574)
asset, a novel anti-TL1A therapy for the treatment of ulcerative colitis and Crohn’s disease, two types of inflammatory bowel disease. Under the terms of the collaboration agreement, in partial consideration of the licenses granted to Sanofi, Teva received an upfront payment of $500 million in the fourth quarter of 2023, which was recognized as revenue. Additionally, Teva may receive up to $1 billion in development and launch milestones. Each company will equally share the remaining development costs globally and net profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi will lead the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world. On December 17, 2024, Teva and Sanofi announced that the Phase 2b study for duvakitug met its primary endpoints in patients with ulcerative colitis and Crohn’s disease. Sanofi and Teva plan to initiate Phase 3 development in inflammatory bowel disease in the second half of 2025, pending regulatory discussions.
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) providing Teva with an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin
(TEV-’286)
and a related compound
(TEV-’287).
Teva made an upfront payment of $10 million to Modag in the fourth quarter of 2021, recorded as an R&D expense. Emrusolmin
(TEV-’286)
was developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease. In the third quarter of 2024, Teva initiated a Phase 2 clinical trial for Emrusolmin
(TEV-’286).
TEV-‘287
is being developed for Parkinson’s disease. In the second quarter of 2025 Teva initiated a Phase 1 clinical trial for
TEV-‘287,
and in connection with that trial, recorded a $10 million milestone payment to Modag as an R&D expense, which is expected to be paid in the third quarter of 2025. Modag may be eligible for additional future development milestone payments, in an aggregate amount of up to $20 million, as well as future commercial milestones and royalties.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Teva made upfront and milestone payments in an aggregate amount of $124 million between the years 2020 and 2024. Teva made an additional milestone payment of $5 million in the first quarter of 2025, which was recognized as R&D expenses in the fourth quarter of 2024. Additional development and commercial milestone payments of up to approximately $375 million, in addition to royalty and milestone payments related to the amendment of the collaboration agreement entered into in July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share revenue from the commercialization of these biosimilars.
The amendment of the collaboration agreement entered into in July 2023 includes increased involvement by Teva regarding manufacturing and quality at Alvotech’s manufacturing facility. Additionally, pursuant to another amendment to the collaboration agreement entered into on September 29, 2023, Teva purchased $40 million of subordinated convertible bonds of Alvotech. Alvotech redeemed the convertible bonds for $44 million, including accrued interest, which was paid to Teva in July 2024.
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
On April 16, 2024, Alvotech and Teva announced that the FDA approved SELARSDI
TM
(ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara
®
, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients six years and older, and on October 22, 2024, announced that the FDA approved SELARSDI in a new presentation, 130 mg/26 mL (5 mg/mL) solution in a single-dose vial for intravenous infusion, expanding its label to include treatment of adults with Crohn’s disease and ulcerative colitis. On February 21, 2025, Alvotech and Teva announced that SELARSDI is available in the United States. On May 5, 2025, Teva and Alvotech announced that the FDA has approved SELARSDI (ustekinumab-aekn) injection as interchangeable with the reference biologic Stelara
®
(ustekinumab) in all presentations matching the reference product, effective as of April 30, 2025.
In January 2025, Teva and Alvotech announced that the FDA had accepted for review Biologic License Applications (“BLA”) for Alvotech’s proposed biosimilars to Simponi
®
and Simponi Aria
®
(golimumab). In February 2025, Teva and Alvotech announced that the FDA had accepted for review a BLA for Alvotech’s proposed biosimilar to Eylea
®
(aflibercept).
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
In April 2024, Takeda informed Teva of its intent to terminate the agreement with respect to such product candidate, and its product rights were reverted back to Teva in the first quarter of 2025.
In December 2024, Takeda informed Teva of its intent to terminate the license agreement in its entirety, and all rights to the ATTENUKINE
TM
technology
will revert
back to Teva in the first
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
On April 28, 2023, the FDA approved UZEDY
®
(risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults, which was launched in the U.S. in May 2023. On February 25, 2025, Teva and MedinCell announced that the supplemental New Drug Application (sNDA) for UZEDY extended-release injectable suspension for the maintenance treatment of the Bipolar I disorder in adults has been accepted for filing by the FDA. MedinCell may be eligible for future sales-based milestones of up to $105 million with respect to UZEDY. Teva also pays MedinCell royalties on net sales.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The second selected product candidate is olanzapine LAI
(TEV-’749)
for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to Phase 3 and, as a result, paid a $3 million milestone payment to MedinCell, which was recognized as R&D expenses. On May 8, 2024, Teva and MedinCell announced positive Phase 3 efficacy results from a trial evaluating olanzapine LAI as a once-monthly subcutaneous long-acting injectable in adults with schizophrenia and on March 31, 2025, Teva announced survey results demonstrating patient and healthcare satisfaction with olanzapine LAI. Additional safety and efficacy results are planned in the first half of 2025. Teva paid a further $5 million milestone payment to MedinCell in the first quarter of 2025, which was recognized as R&D expenses. MedinCell may become eligible for further development and commercial milestones of up to $112 million, as well as royalties on sales of olanzapine LAI
(TEV-’749).
Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of March 31, 2025, mainly included Teva’s API business. Assets held for sale as of December 31, 2024 included mainly
Teva’s API business and Teva’s business venture in Japan.
On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or whether a divestiture will be agreed or completed at all.
In connection with the held for sale classification of Teva’s API business, in the first quarter of 2025, Teva recorded a favorable adjustment of $46 million in other assets impairments, restructuring and other items. See note 12.
On March 31, 2025, Teva divested its business venture in Japan, pursuant to which, in the first quarter of 2025, Teva recorded a marginal gain.
Teva has elected the policy to include the currency translation adjustment related to the disposal group as part of the asset carrying amount.
The table below summarizes all of Teva’s assets and liabilities included as held for sale as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(U.S. $ in millions)
Accounts receivables	$73	$222
Inventories	502	647
Property, plant and equipment, net and others	930	913
Identifiable intangible assets, net	22	83
Goodwill	207	255
Other current assets	107	99
Other non-current assets	201	236
Expected loss on sale*	(228)	(684)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$1,814	$1,771

Accounts payables	(243)	(283)
Other current liabilities	(40)	(49)
Other non-current liabilities	(75)	(85)
Expected loss on sale*	—	(281)

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(358)	$(698)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended March 31, 2025
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,514	1,198	553	129	3,395
Licensing arrangements	22	7	6	1	36
Distribution	373	§	11	—	384
Other	1	(12)	12	76	76

	$1,910	$1,194	$582	$206	$3,891

§	Represents an amount less than $0.5 million.

	Three months ended March 31, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,321	1,252	566	128	3,267
Licensing arrangements	23	11	5	§	40
Distribution	381	§	9	—	391
Other	§	9	16	97	121

	$1,725	$1,272	$597	$225	$3,819

§	Represents an amount less than $0.5 million.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

SR&A to U.S. customers comprised approximately 68% of the Company’s total SR&A as of March 31, 2025, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the three months ended March 31, 2025 and 2024 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2025	$56	$1,674	$561	$936	$399	$108	$3,678	$3,734
Provisions related to sales made in current year period	99	1,250	219	1,988	69	30	3,556	3,655
Provisions related to sales made in prior periods	—	(37)	9	(20)	(3)	(4)	(55)	(55)
Credits and payments	(83)	(1,224)	(193)	(2,035)	(55)	(16)	(3,523)	(3,606)
Translation differences	—	19	5	6	2	8	40	40

Balance at March 31, 2025	$72	$1,682	$601	$875	$412	$126	$3,696	$3,768

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2024	$61	$1,603	$540	$859	$436	$97	$3,535	$3,596
Provisions related to sales made in current year period	93	1,118	181	1,942	73	40	3,354	3,447
Provisions related to sales made in prior periods	—	10	20	(11)	(6)	(1)	12	12
Credits and payments	(87)	(1,086)	(171)	(1,935)	(67)	(18)	(3,277)	(3,364)
Translation differences	—	(17)	(3)	(5)	(3)	(2)	(30)	(30)

Balance at March 31, 2024	$67	$1,628	$567	$850	$433	$116	$3,594	$3,661

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
	2025	2024
	(U.S. $ in millions)
Finished products	$1,895	$1,783
Raw and packaging materials	716	671
Products in process	377	353
Materials in transit and payments on account	259	199

	$3,247	$3,007

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024	2025	2024
	(U.S. $ in millions)
Product rights	$15,973	$15,915	$12,265	$11,998	$3,708	$3,917
Trade names	579	568	310	300	269	268
In process research and development	212	233	—	—	212	233

Total	$16,764	$16,716	$12,575	$12,298	$4,189	$4,418

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 8 years.
Amortization of intangible assets was $145 million and $152 million in the three months ended March 31, 2025 and 2024, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended March 31, 2025 and 2024 were $121 million and $80 million, respectively.
The fair value measurement of the impaired intangible assets in the three months ended March 31, 2025 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.25% to 9.25%. A probability of success factor of 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Impairments in the first quarter of 2025 consisted of:

(a)
Identifiable product rights of $112 million due to: (i) $72 million mainly related to a change in Teva’s commercial plan regarding certain products as part of its optimization efforts, mainly in the U.S., and (ii) $40 million mainly related to updated market assumptions regarding price and volume of products in Europe; and

(b)
IPR&D assets of $9 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

Impairments in the first quarter of 2024 consisted of:

(a)	Identifiable product rights of $57 million, mainly due to updated market assumptions regarding price and volume of products mainly in the U.S.; and

(b)
IPR&D assets of $23 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended March 31, 2025, were as follows:

	United States	Europe	International Markets	Other		Total
				Teva’s API	Medis
	(U.S. $ in millions)
Balance as of December 31, 2024 (1)	$5,732	$8,075	$1,110	$—	$232	$15,147

Other changes during the period:
Translation differences and other	—	241	64	—	24	330

Balance as of March 31, 2025 (1)	$5,732	$8,316	$1,174	$—	$256	$15,477

(1)	Cumulative goodwill impairment as of March 31, 2025 and December 31, 2024, was each approximately $29.6 billion.
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
First Quarter Developments
During the first quarter of 2025, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of March 31, 2025. Management concluded that no triggering event had occurred and, therefore, no quantitative assessment was performed.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – Debt obligations:

a.	Short-term debt:

			March 31,	December 31,
	Interest rate as of March 31, 2025	Maturity	2025	2024
			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities			398	1,758

Total short-term debt			$421	$1,781

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due in 2026 was $23 million as of March 31, 2025 and as of December 31, 2024. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. Due to the “net share settlement” feature, exercisable at any time, these convertible senior debentures are classified in the Balance Sheet under ‘short-term debt’.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b.	Long-term debt:

	Interest rate as of March 31, 2025	Maturity	March 31, 2025	December 31, 2024
			(U.S. $ in millions)
Senior notes EUR 1,000 million (4)	6.00%	2025	—	429
Senior notes USD 1,000 million (5)	7.13%	2025	—	427
Senior notes EUR 900 million (6)	4.50%	2025	—	515
Senior notes CHF 350 million	1.00%	2025	398	387
Senior notes USD 3,500 million	3.15%	2026	3,374	3,374
Senior notes EUR 700 million	1.88%	2027	757	730
Sustainability-linked senior notes USD 1,000 million (1)(*)	4.75%	2027	1,000	1,000
Sustainability-linked senior notes EUR 1,100 million (1)(*)	3.75%	2027	1,193	1,144
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes EUR 750 million	1.63%	2028	812	778
Sustainability-linked senior notes USD 1,000 million (2)(*)	5.13%	2029	1,000	1,000
Sustainability-linked senior notes USD 600 million (3)(*)	7.88%	2029	600	600
Sustainability-linked senior notes EUR 800 million (3)(*)	7.38%	2029	866	835
Sustainability-linked senior notes EUR 1,500 million (2)(*)	4.38%	2030	1,626	1,562
Sustainability-linked senior notes USD 500 million (3)(*)	8.13%	2031	500	500
Sustainability-linked senior notes EUR 500 million (3)(*)	7.88%	2031	542	521
Senior notes USD 789 million	6.15%	2036	783	783
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986

Total senior notes			16,687	17,821
Less current maturities			(398)	(1,758)
Less debt issuance costs			(59)	(61)

Total senior notes and loans			$16,230	$16,002

(1)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(2)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(3)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.100%-0.300% per annum, from and including September 15, 2026.
(4)	In January 2025, Teva repaid $426 million of its 6.00% senior notes due 2025 at maturity.
(5)	In January 2025, Teva repaid $427 million of its 7.13% senior notes due 2025 at maturity.
(6)	In March 2025, Teva repaid $515 million of its 4.50% senior notes due 2025 at maturity.
*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8c.
Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
Teva’s debt as of March 31, 2025 was effectively denominated in the following currencies: 63% in U.S. dollars, 35% in euro and 2% in Swiss franc.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, as amended in February 2023 and in May 2024 (“RCF”).
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
On May 3, 2024, the terms of the RCF were amended to update the Company’s maximum permitted leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed (i) 4.00x in 2025 and in the first quarter of 2026, (ii) 3.75x in the second, third and fourth quarters of 2026 and (iii) 3.50x in the first quarter of 2027 and onwards. The RCF permits the Company to increase the maximum leverage ratio if it consummates or commences certain material transactions.
Under the RCF, as amended, the applicable margin used to calculate the interest rate under the RCF is linked to one sustainability performance target, the number of new regulatory submissions in low and middle-income countries.
Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2025, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
In the first three months of 2025, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
The Company enters into forward exchange contracts and purchases and writes options in order to hedge the currency exposure on balance sheet items, revenues and expenses. In addition, the Company takes measures to reduce its exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the subsidiaries within Teva. The currency hedged items are usually denominated in the following main currencies: euro, Swiss franc, British pound, Russian ruble, Canadian dollar, Polish zloty, Japanese yen, new Israeli shekel, Indian rupee and other currencies. Depending on market conditions, foreign currency risk is also managed through the use of foreign currency debt.
The Company may choose to hedge against possible fluctuations in foreign subsidiaries net assets (“net investment hedge”) and has entered into cross-currency swaps and forward-contracts in the past in order to hedge such an exposure.
Most of the counterparties to the derivatives are major banks and the Company is monitoring the associated inherent credit risks. The Company enters into derivative transactions for hedging purposes only.

b.	Interest risk management:
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of March 31, 2025, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

c.	Bifurcated embedded derivatives:
Upon the issuance of its sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and reduction of absolute greenhouse gas emissions, which were bifurcated and are accounted for separately as derivative financial instruments. As of March 31, 2025, the fair value of these derivative instruments is negligible.

d.	Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Not designated as hedging instruments
	March 31, 2025	December 31, 2024
Reported under	(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$27	$71
Liability derivatives:
Other current liabilities:
Option and forward contracts	(72)	(24)
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$225	$250	$500	$(117)
Cross-currency swaps - cash flow hedge (1)	—	(8)	—	1

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$225	$250	$(3,891)	$(3,819)
Option and forward contracts (2)	62	(10)	—	—
Option and forward contracts economic hedge (3)	—	—	27	(13)

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, British pound, Russian ruble, Canadian dollar, Polish zloty, Japanese yen, new Israeli shekel, Indian rupee and some other currencies to protect its projected operating results for 2025. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In the three months ended March 31, 2025, the negative impact from these derivatives recognized under revenues
was $27 million. In the three months ended March 31, 2024, the positive impact from these derivatives recognized under revenues was $13 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $7 million were recognized under financial expenses, net, for each of the three months ended March 31, 2025 and 2024.

f.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year term. The AR Facility provided for purchases of accounts receivable by PNC in an amount of up to $1 billion through November 2023, and up to $500 million from November 2023 through November 2025. On June 30, 2023, the AR Facility agreement was amended to include an additional receivables purchaser under the agreement, in an amount of up to $250 million through November 2025. As a result, the total commitment of PNC was reduced to an amount of up to $750 million, effective June 30, 2023. Under the terms of the AR facility agreement, in November 2023, the total commitment of PNC was further reduced to an amount of up to $500 million through November 2025. On November 7, 2023, the SPV amended the agreement and increased the commitment amount to a maximum of $1 billion by including an additional receivables purchaser in an amount of up to $250 million through March 2024, which was then reduced by $125 million through November 2025. As a result, the commitment amount was reduced to a maximum of $875 million without any additional purchasers participating in the AR facility. On October 29, 2024, the SPV amended the agreement and increased the commitment amount to a maximum amount of $950 million by an existing receivables purchaser increasing its commitment by $75 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Pledged accounts receivables
In connection with the U.S. securitization program, accounts receivables, net of allowance for credit losses, include $370 million and $558 million as of March 31, 2025 and December 31, 2024, respectively, which are pledged by the SPV to PNC.

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the outstanding accounts payables to suppliers
participating in these supplier finance programs were $189 million and $158 million, respectively.
NOTE 9 – Legal settlements and loss contingencies:
In the first quarter of 2025, Teva recorded expenses of $86 million in legal settlements and loss contingencies, compared to expenses of $106 million in the first quarter of 2024. Expenses in the first quarter of 2025 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). Expenses in the first quarter of 2024 were mainly related to an update to the estimated settlement provision of the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), as well as an update to the estimated provision for the U.S. DOJ patient assistance program litigation. See note 10.
As of March 31, 2025 and December 31, 2024, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,877 million and $4,881 million, respectively.
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
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury returned a verdict in GSK’s favor, which was initially overturned by the U.S. District Court. The Court of Appeals for the Federal Circuit reinstated the $235.5 million jury verdict, not including pre-
or post-judgment interest, finding Teva liable for patent infringement. The U.S. Supreme Court denied Teva’s appeal for a rehearing. On December 12, 2024, the U.S. District Court for the District of Delaware set a schedule for briefing on legal issues that remain in the case, and the briefings were completed on March 26, 2025. In addition to those legal issues, there will need to be a trial regarding certain equitable issues that were never presented in the 2017 jury trial. Teva recognized a provision based on its offer to settle the matter.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Since July 2018, Teva and its subsidiaries have been parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The nitrosamine impurities were allegedly found in the active pharmaceutical ingredient (“API”) supplied to Teva by multiple API manufacturers. Subsequently, Teva initiated recalls of losartan (April 2019) and metformin (June 2020), due to the presence of nitrosamine impurities.
Various nitrosamine litigations remain pending in the United States related to Teva’s valsartan, losartan, metformin and ranitidine products. There are currently two Multi-District Litigations (“MDL”) pending against Teva and other manufacturers, including one MDL in the U.S. District Court for the District of New Jersey with respect to Teva’s valsartan and losartan products, and another MDL in the U.S. District Court for the Southern District of Florida related to ranitidine.
The claims against Teva and other generic manufacturers in the ranitidine MDL have been dismissed on preemption and other grounds, and are currently on appeal in the Eleventh Circuit Court of Appeals. Teva was dismissed from all ranitidine claims pending in Illinois based on preemption grounds, which plaintiffs have appealed. State court ranitidine cases naming Teva are also pending in coordinated proceedings in California and Pennsylvania.
The district court in the valsartan MDL originally scheduled the first trial to commence in the fourth quarter of 2024, but that trial has been postponed indefinitely. Bellwether trial workup based on personal injury claims involving Teva’s valsartan product is underway, and Teva’s first trial may occur no earlier than in the fourth quarter of 2025. Discovery is ongoing in the MDL with respect to the losartan claims against Teva.
Certain generic manufacturers, including Teva, have also been named in a small number of state court actions asserting allegations similar to those in the aforementioned valsartan MDL brought by single plaintiffs. All of these state court matters are stayed, aside from a single case pending in New Jersey. Similar lawsuits are pending in Canada.
Teva was also named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s and other generic manufacturers’ metformin products. In December 2024, Teva reached a settlement of this matter that resolved all of the plaintiffs’ claims against Teva and the settlement agreement will be presented to the court for approval.
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
In December 2011, three groups of plaintiffs filed claims against Wyeth and Teva for alleged violations of the U.S. antitrust laws in connection with their November 2005 settlement of patent litigation involving extended-release venlafaxine (generic Effexor XR
®
). The cases were filed by a purported class of direct purchasers, a purported class of indirect purchasers and certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. On September 18, 2024, the district court lifted its stay of discovery and the case is now proceeding. Teva and one group of plaintiffs (the “Indirect Purchaser Plaintiffs” or “IPPs”) reached an agreement to resolve the IPPs’ claims against Teva, and on March 19, 2025, that settlement was granted preliminary approval by the court. Annual sales of Effexor XR
®
were approximately $2.6 billion at the time of settlement and at the time Teva launched its generic version of Effexor XR
®
in July 2010.
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
®
in September 2013.
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil, and imposed fines totaling euro 60.5 million on Teva and Cephalon. Teva and Cephalon filed an appeal against the decision in February 2021, and a judgment was issued on October 18, 2023 rejecting Teva’s grounds of appeal. A provision for this matter was included in the financial statements. In lieu of posting a cash bond, Teva has provided the European Commission with a bank guarantee in the amount of the imposed fines. On January 4, 2024, Teva appealed the October 2023 judgment to the European Court of Justice. On March 27, 2025, the advocate general to the European Court of Justice issued a non-binding
opinion, recommending that Teva’s appeal be dismissed. The appeal otherwise remains pending.
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
®
and/or Truvada
®
and Atripla
®
, although plaintiffs in the California litigation abandoned any claim for damages relating to the Viread
®
settlement. In May 2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs in the California litigation and Teva recognized a provision for this matter based on such settlement. On June 30, 2023, the jury in the trial against the

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

remaining plaintiffs in the California litigation issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims. On February 12, 2024, the court entered a judgment as to all claims against Teva in the California litigation. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, and the appeal is fully briefed. In the New Mexico litigation, on June 27, 2024, Teva and the State of New Mexico finalized their settlement agreement, and the New Mexico court entered a consent judgment resolving the New Mexico litigation. Teva recognized a provision for the settlement with New Mexico. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
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
 million, potentially subject to post-decision interest. Teva filed an appeal against the decision with the General Court of the European Union in January 2025, and that appeal remains pending. In accordance with Accounting Standards Codification 450 “Accounting for Contingencies,” Teva recognized a provision in its financial statements in the third quarter of 2024, based on management’s current best estimate of the outcome within a range of outcomes for the final resolution of this case. Teva has provided the European Commission surety underwritten guarantees in an amount of euro
462.6
million, together with specified post-decision interest, to cover the fine amount. Certain generic competitors in Europe have also brought similar antitrust claims against Teva in Germany and the Netherlands, which have been stayed. Teva could face additional claims from generic competitors, payors, or other private plaintiffs in Europe related to this matter.
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the U.S. District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, purported purchasers of COPAXONE filed claims against Teva in the U.S. District Court for the District of New Jersey on behalf of themselves and similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, additional purported purchasers of COPAXONE sued Teva in the U.S. District Court for the District of Vermont on behalf of themselves and similarly situated indirect purchasers of COPAXONE. The complaints variously assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”). Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva moved to dismiss all of the complaints, and on January 22, 2024, Teva’s motion to dismiss the complaint in the District of Vermont was granted as to certain state law claims but was otherwise denied. On February 27, 2025, the Special Master in the District of New Jersey issued reports and recommendations on Teva’s motions to dismiss the direct purchaser plaintiffs’ (“DPP”) complaint and the Mylan complaint, recommending dismissal of several aspects of the plaintiffs’ respective claims and allowing others to proceed. Mylan filed an objection with the District Court to certain of the Special Master’s recommendations for dismissal but not others. The objection remains pending. The DPPs have sought clarification from the Special Master on one aspect of her recommendation but have waived any other objection. On April 30, 2025, the Special Master granted DPPs leave to replead one aspect of their claim but also granted Teva leave to file a renewed motion to dismiss the amended complaint. A decision on Teva’s remaining motions to dismiss the third party payor’s complaint in the District of New Jersey remains pending. On April 3, 2025, Walgreen Co., The Kroger Co., Albertsons Companies, Inc., and
H-E-B,
L.P. (“Retailers”), as
opt-outs
of the purported DPP class in the District of New Jersey, filed a complaint against Teva in the District of Vermont alleging claims similar to those filed by other plaintiffs and asserting a claim under the Sherman Act. On April 21, 2025, Teva filed a motion for partial judgment on the pleadings in the Vermont purchaser action, based on the reasoning of the recommendations by the Special Master in the New Jersey actions. On April 23, 2025, Teva filed a motion for a partial stay of discovery in the Vermont purchaser action in light of its pending motion for partial judgment on the pleadings, and also filed a motion to dismiss or transfer the Retailers action from the District of Vermont to the District of New Jersey. All three of those motions are still being briefed.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK, Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an alleged anticompetitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva agreed to indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK (previously Actavis UK) and Auden Mckenzie appealed to the U.K. Competition Appeal Tribunal (the “Tribunal”) the CMA’s decisions that the prices of hydrocortisone were unfair and excessive and that the agreements amounted to infringements of the U.K.’s Competition Act as so-called
pay-for-delay
arrangements. The hearing for the appeal concluded in the first quarter of 2023, with partial judgments handed down by the Tribunal on September 18, 2023 (judgment on unfair pricing), March 8, 2024 (judgments on pay-for-delay
and due process) and April 29, 2024 (judgment on fines). The CMA appealed to the U.K. Court of Appeals on an expedited basis against certain elements of the pay-for-delay
and due process judgments that it had lost, and on September 6, 2024, the U.K. Court of Appeal overturned the Tribunal’s judgment on due process and, as a result, the Tribunal will now consider and issue a further judgment on fines. Accord UK and Auden Mckenzie requested permission to appeal the U.K. Court of Appeal’s ruling (overturning the Tribunal’s judgment on due process) to the U.K. Supreme Court, but that request was denied in January 2025. In March 2025, the Tribunal gave Accord UK and Auden Mckenzie permission to appeal to the Court of Appeal certain other issues relating to unfair pricing and fines. Those appeals have been filed and remain pending. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the U.S. Department of Justice (“DOJ”) Antitrust Division seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. On August 25, 2020, a federal grand jury in the Eastern District of Pennsylvania returned a three-count indictment charging Teva USA with criminal felony Sherman Act violations. On August 21, 2023, Teva USA entered into a
3-year
deferred prosecution agreement (“DPA”) with the DOJ. Under the terms of the DPA, Teva USA: (i) admitted to violating the antitrust laws by agreeing with competitors, in three instances between 2013 and 2015 involving three separate customers, not to bid on an opportunity to supply a customer with a particular generic product (in the first instance pravastatin, in the second clotrimazole, and in the third tobramycin); (ii) agreed to divest the pravastatin that it sells in the United States to a third-party buyer; (iii) agreed to donate $50 million worth of clotrimazole and tobramycin, valued at wholesale acquisition cost (“WAC”), to humanitarian organizations over five years; and (iv) agreed to pay a fine in the amount of $225 million over 5 years, with $22.5 million due each year from 2024 through 2027, and $135 million due in 2028. Teva recognized a provision for the resolution of this case and divested pravastatin in November 2024 pursuant to the DPA.
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
Beginning on March 2, 2016, and through July 2023, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently an
opt-out
complaint filed by nine direct-action plaintiffs on April 4, 2024. All such complaints were transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). These complaints, which allege that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic products have been brought against various manufacturer defendants, including Teva USA and Actavis. The plaintiffs generally seek injunctive relief and damages under federal antitrust law, and damages under various state laws. The Pennsylvania MDL court has proposed holding a bellwether trial on two drugs, potentially to start in August 2025, although the court has yet to decide which drug and which class or classes will be included. On March 7, 2025, the Pennsylvania MDL court granted the direct and indirect purchasers’ respective motions for class certification for the same two bellwether drugs. Defendants have filed petitions in the United States Court of Appeals for the Third Circuit, seeking to reverse the grants of class certification, and those petitions remain pending.
From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis. Following defendants’ request, the cases filed in the Court of Common Pleas of Philadelphia County have all been placed in deferred status. One plaintiff, Aetna Inc., filed a complaint in Connecticut state court on December 30, 2024. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. On March 14, 2025, Walmart Inc. filed a lawsuit against various manufacturers, including Teva and Actavis, in the Eastern District of Pennsylvania which will likely be transferred to the Pennsylvania MDL.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Advanced Care Scripts, Inc., and on April 29, 2025 the court granted the motion to dismiss. On November 17, 2022, United Healthcare also filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint, and on February 29, 2024, United Healthcare filed an amended complaint. On March 28, 2025, Teva moved for summary judgment limited to the statute of limitations defense as per the court’s order, and that motion is pending. On August 16, 2024, several MSP Recovery-related entities filed a putative class action against Teva and others in the U.S. District Court for the District of Kansas based on the alleged conduct in the DOJ PAP Complaint. On November 18, 2024, Teva filed a motion to dismiss the complaint, and on April 30, 2025, the Court granted the motion, dismissing all claims against Teva and its co-defendants.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In June 2023, Teva finalized and fully resolved its nationwide settlement agreement with the states and litigating subdivisions. Under the financial terms of the nationwide settlement agreement with the states and subdivisions, Teva will pay up to $4.25 billion (including the already settled cases), spread over 13 years. This total includes the supply of up to $1.2 billion of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 10 years or cash at 20% of the wholesale acquisition cost ($240 million) in lieu of product. In September 2024, Teva reached and finalized an agreement with the City of Baltimore to settle its opioid-related claims for a total of $80 million (of which $35 million was paid in December 2024 and the remainder will be paid by July 1, 2025), averting a trial that was scheduled to begin on September 16, 2024.
With its settlement with the City of Baltimore, Teva has settled with 100% of the U.S. states and litigating political subdivisions and the Native American tribes (the “Tribes”). Teva’s estimated cash payments between 2025 and 2029 for all opioids settlements are: $423 million paid in 2025 (of which $30 million was paid as of March 31, 2025), $363 million payable in 2026; $364 million payable in 2027; $385 million payable in 2028; and $339 million payable in 2029. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2030.
Various Teva affiliates, along with several other pharmaceutical companies, were named as defendants in opioids cases initiated by approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Specifically, the lawsuits brought by the hospitals allege that they have incurred financial harm from increased operating costs for treating patients whose underlying illnesses are purportedly exacerbated or complicated by opioid addiction. In September 2024, Teva and the representatives for acute care hospitals finalized the terms of a proposed class settlement agreement. No eligible hospitals or healthcare providers opted out. On March 4, 2025, the court overseeing the hospital cases granted final approval for the settlement. Under the financial terms of the proposed national settlement agreement, Teva will pay up to $126 million in cash, spread over 18 years, and supply up to $49 million of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 7 years.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Environmental Matters
Teva or its subsidiaries are party to a number of environmental proceedings, or have received claims, including under the federal Superfund law or other federal, provincial or state and local laws, imposing liability for alleged noncompliance, or for the investigation and remediation of releases of hazardous substances and for natural resource damages. Many of these proceedings and claims seek to require the generators of hazardous wastes disposed of at a third party-owned site, or the party responsible for a release of hazardous substances, including per-and polyfluoroalkyl substances (PFAS), that impacted a site, to investigate and clean the site or to pay or reimburse others for such activities, including for oversight by governmental authorities and any related damages to natural resources. Teva or its subsidiaries have received claims, or been made a party to these proceedings, along with others, as an alleged generator of wastes that were disposed of or treated at third-party waste disposal sites, or as a result of an alleged release from one of Teva’s facilities or former facilities.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Item 103 of Regulation
S-K
promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions, unless the Company reasonably believes that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $300,000. The following matter is disclosed in accordance with that requirement. On July 8, 2021, the National Green Tribunal Principal Bench, New Delhi, issued an order against Teva’s subsidiary in India, Teva API India Private Limited, finding non-compliance
with environmental laws and assessed a penalty of $1.4
million. Teva filed appeal before the Hon’ble Supreme Court of India. On August 5, 2021, the Supreme Court issued notice and granted a stay of operation of the judgment passed by the National Green Tribunal Principal Bench. On April 8, 2025, the Supreme Court has accepted the appeal filed by Teva’s subsidiary, and it will be scheduled for hearings in due course. The Company disputed certain of the findings and the amount of the penalty and filed an appeal before the Supreme Court of India. On August 5, 2021, the Supreme Court of India admitted the appeal for hearing and granted an interim unconditional stay on the National Green Tribunal’s order. The Company does not believe that the eventual outcome of such matter will have a material effect on its business.
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
NOTE 11 – Income taxes:
In the first quarter of 2025, Teva recognized a tax expense of $74 million, on a pre-tax
income of $294 million. In the first quarter of 2024, Teva recognized a tax benefit of $52 million, on a pre-tax
loss of $467 million.
Teva’s tax rate for the first quarter of 2025 was mainly affected by the generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate
,
as well as infrequent or
non-recurring
items. Teva’s tax rate for the first quarter of 2024 was mainly affected by deferred tax benefits resulting from intellectual property related integration plans. Such integration plans have been adopted, among others, in an effort of addressing the global adoption of the Organization for Economic
Co-operation
and Development (OECD) Pillar Two minimum effective corporate tax, commencing in 2024.
The statutory Israeli corporate tax rate is 23% in 2025. Teva’s global tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits, as well as infrequent or non-recurring
items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. A trial for this case is currently ongoing. A final and binding decision against Teva in this case may lead to a charge of $122 million.
On June 23, 2024, Teva entered into an agreement with the Israeli Tax Authorities (“ITA”) to settle certain litigation with respect to taxes payable for the Company’s taxable years 2008 through 2020 (the “Agreement”). Pursuant to the terms of the Agreement, the Company will pay a total amount of approximately $750 million
(based on exchange rates at the date of the Agreement)
to the ITA spread over a
six-year
period beginning in 2024. Additionally, under the terms of the Agreement, it was further agreed that in the future event the Company pays dividends on, or repurchases, its equity interests, the Company will pay an additional
5%-7%
of the amount of such dividends or repurchases in corporate taxes, up to a maximum tax payment amount of approximately $500 million. Any amounts due under this provision of the Agreement will be recorded in the future as incurred.
Teva believes it has adequately provided for all of its uncertain tax positions, including items currently under dispute, however, adverse results could be material.
The OECD introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% for large multinational corporations. On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement the minimum taxation component of 15% of the OECD’s reform of international taxation. Teva has evaluated the potential impact on its 2025 consolidated financial statements and related disclosures and does not expect Pillar Two to have a material impact on its effective tax rate or consolidated financial statements in the foreseeable future.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended March 31,
	2025	2024
	(U.S. $ in millions)
Impairments of long-lived tangible assets (*)	$(44)	$599
Contingent consideration	11	79
Restructuring	14	13
Other	(2)	(18)

Total	$(22)	$673

(*)	Including impairments related to exit and disposal activities.
Impairments
In the three months ended March 31, 2025, Teva recorded income of $44 million under impairments of tangible assets, compared to an expense of $599 million in the three months ended March 31, 2024. The income for the three months ended March 31, 2025, was mainly related to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes a favorable impact related to the expected gain from the reclassification of currency translation adjustments. The expense for the three months ended March 31, 2024, was mainly related to the classification of a business venture in Japan as held for sale.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities and its “Pivot to Growth Strategy”.
Contingent consideration
In the three months ended March 31, 2025, Teva recorded an expense of $11 million for contingent consideration, compared to an expense of $79 million in the three months ended March 31, 2024. The expenses in the three months ended March 31, 2025, were mainly related to lenalidomide capsules (the generic version of Revlimid
®
) (mainly the effect of the passage of time on the net present value of the discounted payments). The expenses in the three months ended March 31, 2024, were mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales.
Restructuring
In the three months ended March 31, 2025, Teva recorded $14 million of restructuring expenses, compared to $13 million in the three months ended March 31, 2024. Expenses for the three months ended March 31, 2025 and 2024 were primarily related to network consolidation activities.
The following tables provide the components of the Company’s restructuring costs:

	Three months ended March 31,
	2025	2024
	(U.S. $ in millions)
Restructuring
Employee termination	$12	$7
Other	2	6

Total	$14	$13

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2025	$(55)	$(13)	$(68)
Provision	(12)	(2)	(14)
Utilization and other*	23	2	25

Balance as of March 31, 2025	$(44)	$(13)	$(57)

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2024	$(75)	$(7)	$(82)
Provision	(7)	(6)	(13)
Utilization and other*	32	7	39

Balance as of March 31, 2024	$(50)	$(6)	$(57)

*	Includes adjustments for foreign currency translation.
NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, including fully vested restricted share units (“RSUs”) and performance share units (“PSUs”) during the period, net of treasury shares.
In computing diluted earnings per share for the three months ended March 31, 2025, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution by the convertible senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the three months ended March 31, 2024, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended March 31, 2025 and 2024 were 1,159 million shares and 1,123 million shares, respectively.
Basic earnings per share was $0.19 for the three months ended March 31, 2025, compared to basic loss per share of $0.12 for the three months ended March 31, 2024.
Diluted earnings per share was $0.18 for the three months ended March 31, 2025, compared to diluted loss per share of $0.12 for the three months ended March 31, 2024.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2024, net of taxes	$(2,857)	$(238)	$(52)	$(3,148)

Other comprehensive income (loss) before reclassifications	307	—	—	307
Amounts reclassified to the statements of income	—	7	(1)	6
Release of cumulative translation adjustments**	181	—	—	181

Net other comprehensive income (loss) before tax	488	7	(1)	494

Corresponding income tax	(21)	—	—	(21)

Net other comprehensive income (loss) after tax*	467	7	(1)	473

Balance as of March 31, 2025, net of taxes	$(2,390)	$(231)	$(53)	$(2,675)

*	Amounts do not include a $27 million gain from foreign currency translation adjustments attributable to redeemable and non-redeemable non-controlling interests.
**	In connection with the sale of Teva’s business venture in Japan.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2023, net of taxes	$(2,384)	$(266)	$(46)	$(2,697)

Other comprehensive income (loss) before reclassifications	(89)	—	—	(89)
Amounts reclassified to the statements of income	—	7	(1)	6

Net other comprehensive income (loss) before tax	(89)	7	(1)	(83)

Corresponding income tax	5	—	—	5

Net other comprehensive income (loss) after tax*	(84)	7	(1)	(78)

Balance as of March 31, 2024, net of taxes	$(2,468)	$(259)	$(47)	$(2,775)

*	Amounts do not include a $42 million loss from foreign currency translation adjustments attributable to non-controlling interests.

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
The key areas of focus by CODM for allocation of resources are revenues from each reportable segment, as well as operating expenses (cost of sales, R&D expenses, S&M expenses, G&A expenses, and other). While the CODM analyzes each of these categories, the CODM focuses particularly on period over period fluctuations and budget-to-actual
variances to determine the right allocation of resources to be attributed to each segment to ensure profitability is maximized.
Segment profit is comprised of revenues for the segment less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to the segment. Segment profit does not include amortization and certain other items.
Teva manages its assets on a company basis, not by segments, as many of its assets are shared or commingled. Teva’s CODM does not regularly review asset information by reportable segment and, therefore, Teva does not report asset information by reportable segment.
Teva’s CEO may review its strategy and organizational structure from time to time. Based on such review, in May 2023 Teva launched its new Pivot to Growth strategy. Any additional changes in strategy may lead to a reevaluation of the Company’s segments and goodwill allocation to reporting units, as well as fair value attributable to its reporting units. See note 6.
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
a. Segment information:

	Three months ended March 31,
	2025
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,910	$1,194	$582
Cost of sales	851	536	304
R&D expenses	154	60	25
S&M expenses	273	199	118
G&A expenses	96	69	39
Other	3	§	(1)

Segment profit	$532	$329	$97

§	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,725	$1,272	$597
Cost of sales	867	534	300
R&D expenses	154	56	28
S&M expenses	261	194	118
G&A expenses	93	65	35
Other	1	1	§

Segment profit	$350	$423	$117

§	Represents an amount less than $0.5 million.
The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
	(U.S. $ in millions)
United States profit	$532	$350
Europe profit	329	423
International Markets profit	97	117

Total reportable segments profit	958	890
Profit (loss) of other activities	(13)	2

Amounts not allocated to segments:
Amortization	145	152
Other assets impairments, restructuring and other items	(22)	673
Intangible assets impairments	121	80
Legal settlements and loss contingencies	83	106
Other unallocated amounts	99	99

Consolidated operating income (loss)	519	(218)

Financial expenses, net	225	250

Consolidated income (loss) before income taxes	$294	$(467)

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three months ended March 31, 2025 and 2024:

United States	Three months ended March 31,
	2025	2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$849	$808
AJOVY ®	53	45
AUSTEDO	396	282
BENDEKA ® and TREANDA ®	36	46
COPAXONE	54	30
UZEDY	39	15
Anda	373	381
Other	109	117

Total	$1,910	$1,725

Europe	Three months ended March 31,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$989	$1,004
AJOVY	58	51
COPAXONE	42	57
Respiratory products	55	66
Other	50	94

Total	$1,194	$1,272

International markets	Three months ended March 31,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$468	$477
AJOVY	28	17
AUSTEDO	15	14
COPAXONE	10	12
Other*	61	77

Total	$582	$597

*	Other revenues in the first quarter of 2025 include the sale of certain product rights.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are classified in the tables below in one of the three categories of fair value levels:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,168	$—	$—	$1,168
Cash, deposits and other	529	—	—	529
Investment in securities:
Equity securities	10	—	—	10
Other	6	—	—	6
Derivatives:
Asset derivatives:
Options and forward contracts	—	27	—	27
Liability derivatives:
Options and forward contracts	—	(72)	—	(72)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(394)	(394)

Total	$1,713	$(46)	$(394)	$1,274

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,005	$—	$—	$2,005
Cash, deposits and other	1,295	—	—	1,295
Investment in securities:
Equity securities	12	—	—	12
Other	3	—	—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	71	—	71
Liability derivatives:
Options and forward contracts	—	(24)	—	(24)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	$—	—	(401)	(401)

Total	3,315	$47	$(401)	$2,961

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Three months ended March 31, 2025	Three months ended March 31, 2024
	(U.S. $ in millions)
Fair value at the beginning of the period	$(401)	(477)
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Allergan transaction	(9)	(64)
Eagle transaction	(1)	(14)
Novetide transaction	(1)	(1)
Settlement of contingent consideration:
Allergan transaction	4	13
Eagle transaction	12	15
Novetide transaction	2	1

Fair value at the end of the period	$(394)	$(527)

§	Represents an amount less than $0.5 million.
Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	March 31, 2025	December 31, 2024
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$15,938	$15,717
Senior notes and convertible senior debentures included under short-term debt	419	1,779

Total	$16,357	$17,496

*	The fair value was estimated based on quoted market prices.
NOTE 17 – Redeemable
Non-Controlling
Interests:
In December 2024, Teva entered into an agreement with JKI Co., Ltd. (“JKI”) established by the fund managed and operated by private equity firm
J-Will
Partners Co., Ltd.
(“J-Will”),
through which JKI will acquire Teva-Takeda, Teva’s business venture in Japan (the “BV”), which includes generic products and legacy products. This transaction was completed on March 31, 2025.
Since the establishment of the BV and until the completion of the BV’s sale on March 31, 2025, Teva held 51% of the outstanding common stock of the BV, and as a result, Teva consolidated the BV in its financial statements during that period. On March 31, 2025, after the sale of the BV was completed, Teva deconsolidated the BV from its financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
non-controlling
interest”.
Commensurate with the sale of the BV, Teva redeemed the remaining balance of the redeemable non-controlling interest with consideration of $
38
million, following which, such balance was zero, as of March 31, 2025.
Changes in the carrying amount of the redeemable
non-controlling
interests for the period ended March 31, 2025 were as follows:

Redeemable non-controlling interests
(U.S. $ in millions)
Balance as of December 31, 2024	$340

Changes during the period:
Share in comprehensive income (loss)	33
Dividend payment	(340)
Purchase of shares from redeemable non-controlling interests	(38)
Other adjustments related to redeemable non-controlling interests	6

Balance as of March 31, 2025	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a different kind of global biopharmaceutical leader, one that operates across the full spectrum of innovation to reliably deliver medicines to patients worldwide. For over 120 years, Teva’s commitment to bettering health has never wavered.

Today, the company’s global network of capabilities enables its approximately 37,000 employees across 57 markets to advance health by developing medicines for the future while championing the production of generics and biologics. We are dedicated to addressing patients’ needs, now and in the future. Moving forward together with science that treats, inspired by the people we serve.

Teva was incorporated in Israel on February 13, 1944 and is the successor to a number of Israeli corporations, the oldest of which was established in 1901.

Our Business Segments

We operate our business through three segments: United States, Europe and International Markets. Each business segment manages our entire product portfolio in its region, including generics, which includes biosimilars and OTC products, as well as innovative medicines. This structure enables strong alignment and integration between operations, commercial regions, R&D and our global marketing and portfolio function, optimizing our product lifecycle across therapeutic areas.

In addition to these three segments, we have other activities, primarily the sale of API to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.

Pivot to Growth Strategy

In the first quarter of 2025, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, which we announced in May 2023. Teva is moving into the second phase of our Pivot to Growth strategy – Acceleration. During this next phase of our Pivot to Growth Strategy, we expect to focus on growing our innovative portfolio, aligning capital allocation to invest in the highest value activities, and optimizing our organization and operations for cost savings. We expect to achieve cost savings through reduction in headcount and optimizing our external spend during this next phase.

Macroeconomic and Geopolitical Environment

In recent years, the global economy has been impacted by fluctuating foreign exchange rates. In the first quarter of 2025, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar and we manufacture our products largely outside of the United States. Fluctuations in the U.S. dollar versus other currencies in which we operate may materially impact our revenues, results of operations, profits and cash flows. Additionally, in recent years, in many of the markets in which we operate we experienced higher levels of inflation resulting in higher interest rates, though in certain other markets, such as the EU, we recently experienced a decrease in inflation which resulted in lower interests rates. However, although inflationary and other macroeconomic pressures have and may continue to ease, the higher costs we have experienced during recent periods have already impacted our operations and may continue to have an effect on our financial results. The global economy has also been impacted by geopolitical tensions which have resulted in disruptions to global supply chains, including our internal supply chain, as well as ongoing developments regarding international trade policies. The U.S. government recently announced tariffs on products imported from several jurisdictions in which we operate and source our raw materials from, and has made announcements regarding the potential imposition of tariffs on other jurisdictions. Certain of the announced tariffs have been delayed and we are currently assessing the potential impact on our supply chain and our global operations. However, the U.S. government may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response. Any of these actions could impact our costs and our global operations. In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts, which as of the date of this Quarterly Report on Form 10-Q is ongoing. Our global headquarters as well as several of our manufacturing and R&D facilities are located in Israel and operations there currently remain largely unaffected.

Highlights

Significant highlights in the first quarter of 2025 included:

•

Revenues in the first quarter of 2025 were $3,891 million, an increase of 2% in U.S. dollars or 5% in local currency terms, compared to the first quarter of 2024. This increase was mainly due to higher revenues from AUSTEDO in our United States segment, from generic products in all our segments, from AJOVY in all our segments, as well as from UZEDY in our U.S. segment, partially offset by lower revenues from the sale of mature innovative product rights in 2024.

•

Our United States segment generated revenues of $1,910 million and segment profit of $532 million in the first quarter of 2025. Revenues increased by 11% and segment profit increased by 52%, compared to the first quarter of 2024.

•

Our Europe segment generated revenues of $1,194 million and segment profit of $329 million in the first quarter of 2025. Revenues decreased by 6% in U.S. dollars, or 2% in local currency terms, compared to the first quarter of 2024. Segment profit decreased by 22% compared to the first quarter of 2024.

•

Our International Markets segment generated revenues of $582 million and segment profit of $97 million in the first quarter of 2025. Revenues decreased by 2% in U.S. dollars, compared to the first quarter of 2024. In local currency terms revenues increased by 5%, compared to the first quarter of 2024. Segment profit decreased by 17% compared to the first quarter of 2024.

•	Our revenues from other activities in the first quarter of 2025 were $206 million, a decrease of 9% in U.S. dollars or 8% local currency terms, compared to the first quarter of 2024.

•

Exchange rate movements during the first quarter of 2025, including hedging effects, negatively impacted revenues by $101 million and operating income by $50 million, compared to the first quarter of 2024.

•	Gross profit margin was 48.2% in the first quarter of 2025, compared to 46.4% in the first quarter of 2024.

•	R&D expenses, net in the first quarter of 2025 were $247 million, an increase of 2% compared to $242 million in the first quarter of 2024.

•	Impairments of identifiable intangible assets were $121 million in the first quarter of 2025, compared to $80 million in the first quarter of 2024. See note 5 to our consolidated financial statements.

•

We recorded legal settlements and loss contingencies of $86 million in the first quarter of 2025, compared to $106 million in the first quarter of 2024. See note 9 to our consolidated financial statements.

•	Operating Income was $519 million in the first quarter of 2025, compared to an operating loss of $218 million in the first quarter of 2024.

•

In the first quarter of 2025, we recognized a tax expense of $74 million, on a pre-tax income of $294 million. In the first quarter of 2024, we recognized a tax benefit of $52 million, on a pre-tax loss of $467 million. See note 11 to our consolidated financial statements.

•	As of March 31, 2025, our debt was $16,651 million, compared to $17,783 million as of December 31, 2024. See note 7 to our consolidated financial statements.

•

Cash flow used in operating activities during the first quarter of 2025 was $105 million, compared to $124 million of cash flow used in operating activities in the first quarter of 2024. The lower cash flow used in operating activities in the first quarter of 2025, resulted mainly from higher profit in our U.S. segment, partially offset by higher tax payments. Net changes in working capital items were neutral.

•

During the first quarter of 2025, we generated free cash flow of $107 million, which we define as comprising $105 million in cash flow used in operating activities, $322 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $17 million proceeds from divestitures of businesses and other assets, partially offset by $127 million in cash used for capital investment. During the first quarter of 2024, we generated free cash flow of $32 million. The increase in the first quarter of 2025, resulted mainly from higher proceeds from divestitures of businesses and other assets and lower cash used for acquisition of businesses, net of cash acquired, as well as from lower cash flow used in operating activities.

Results of Operations

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,910	100%	$1,725	100%
Cost of sales	851	44.6%	867	50.2%
Gross profit	1,058	55.4%	858	49.8%
R&D expenses	154	8.1%	154	8.9%
S&M expenses	273	14.3%	261	15.1%
G&A expenses	96	5.0%	93	5.4%
Other	3	§	1	§

Segment profit*	$532	27.9%	$350	20.3%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

United States Revenues

Revenues from our United States segment in the first quarter of 2025 were $1,910 million, an increase of $184 million, or 11%, compared to the first quarter of 2024. This increase was mainly due to higher revenues from our innovative products, mainly AUSTEDO and UZEDY, as well as higher revenues from generic products.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$849	$808	5%
AJOVY	53	45	18%
AUSTEDO	396	282	40%
BENDEKA and TREANDA	36	46	(20%)
COPAXONE	54	30	79%
UZEDY	39	15	156%
Anda	373	381	(2%)
Other	109	117	(7%)

Total	$1,910	$1,725	11%

Generic products (including biosimilars) revenues in our United States segment in the first quarter of 2025 were $849 million, an increase of 5% compared to the first quarter of 2024. This increase was mainly driven by higher revenues from lenalidomide capsules (the generic version of Revlimid®) and the launch of SIMLANDI (adalimumab-ryvk) injection (the biosimilar to Humira®).

Among the most significant generic products we sold in the United States in the first quarter of 2025 were lenalidomide capsules (the generic version of Revlimid®), Truxima® (the biosimilar to Rituxan®) and epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®). In the first quarter of 2025, our total prescriptions were approximately 273 million (based on trailing twelve months), representing 7.1% of total U.S. generic prescriptions, compared to approximately 314 million (based on trailing twelve months), representing 8.2% of total U.S. generic prescriptions in the first quarter of 2024, all according to IQVIA data.

On February 21, 2025, Teva launched SELARSDI (ustekinumab-aekn) injection for subcutaneous use in the U.S., as a biosimilar to Stelara®, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients six years and older. On May 5, 2025, Teva and Alvotech announced that the FDA has approved SELARSDI (ustekinumab-aekn) injection as interchangeable with the reference biologic Stelara® (ustekinumab) in all presentations matching the reference product, effective as of April 30, 2025.

AJOVY revenues in our United States segment in the first quarter of 2025 were $53 million, an increase of 18% compared to the first quarter of 2024, mainly due to growth in volume. In the first quarter of 2025, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 30.2% compared to 27.4% in the first quarter of 2024.

AJOVY is indicated for the preventive treatment of migraine in adults, and was launched in the U.S. in 2018. AJOVY is the only anti-CGRP subcutaneous product indicated for quarterly treatment.

AJOVY is protected worldwide by patents expiring in 2026 at the earliest; extensions have been granted in several countries, including the United States and in Europe, until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and Europe and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States (obtained in September 2018) and 10 years from marketing approval in Europe (obtained in April 2019).

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

AUSTEDO revenues in our United States segment in the first quarter of 2025 were $396 million, an increase of 40%, compared to $282 million in the first quarter of 2024. This increase was mainly due to growth in volume, including the approval of AUSTEDO XR one pill, once-daily treatment in May 2024.

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

On January 17, 2025, the Centers for Medicare and Medicaid Services (“CMS”) released a list of prescription medicines selected for price-setting discussions, which included AUSTEDO and AUSTEDO XR. The price-setting process has commenced, and the revised prices set by the government, which will apply to eligible Medicare patients, are expected to become effective on January 1, 2027. As the price-setting process is still in its early stages, the extent to which prices for AUSTEDO and AUSTEDO XR will change as a result of such discussions remains uncertain.

UZEDY (risperidone) extended-release injectable suspension revenues in our United States segment in the first quarter of 2025 were $39 million, an increase of 156% compared to the first quarter of 2024, mainly due to growth in volume.

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

BENDEKA and TREANDA combined revenues in our United States segment in the first quarter of 2025 were $36 million, a decrease of 20% compared to the first quarter of 2024, mainly due to competition from alternative therapies, as well as the entry of generic bendamustine products into the market. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022.

In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increased the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses.

There are 19 patents listed in the U.S. Orange Book for BENDEKA with expiration dates in 2026 and 2031. In August 2021, the Court of Appeals for the Federal Circuit affirmed the district court’s decision upholding the validity of all of the asserted patents and finding infringement by two remaining ANDA filers. Another ANDA filer did not join the appeal, and Teva also settled with two ANDA filers.

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

COPAXONE revenues in our United States segment in the first quarter of 2025 were $54 million, an increase of 79% compared to the first quarter of 2024, mainly due to reduction in sales allowance, partially offset by market share erosion and competition.

The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral branded and generic treatments for MS, such as Tecfidera® (generic: Dimethyl fumarate) and Gilenya® (generic: Fingolimod) continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus®, Kesimpta® and Tysabri®.

Anda revenues from third-party products in our United States segment in the first quarter of 2025 were $373 million, a decrease of 2%, compared to $381 million in the first quarter of 2024. This decrease was mainly due to lower volumes. Anda, our distribution business in the United States, distributes generic and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Product Launches and Pipeline

In the first quarter of 2025, we launched the generic and biosimilar version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Octreotide Acetate for Injectable Suspension, 10mg/Vial	Sandostatin® LAR Depot	March	$21
SELARSDI (ustekinumab-aekn) injection**	N/A	February	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	SELARSDI (ustekinumab-aekn) injection as an interchangeable biosimilar to Stelara®.

As of March 31, 2025, our generic products pipeline in the United States includes 130 product applications awaiting FDA approval, including 68 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended December 31, 2024 of approximately $124 billion, according to IQVIA. Approximately 75% of pending applications include a paragraph IV patent challenge, and we believe we are first-to-file with respect to 56 of these products, or 84 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $81 billion in U.S. brand sales for the twelve months ended December 31, 2024, according to IQVIA.

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

In the first quarter of 2025, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Rimegepant Orally Disintegrating Tablets, 75 mg	Nurtec ODT®	$4,100
Prucalopride Tablets, 1 mg and 2 mg	Motegrity®	$173
Elagolix Tablets, 150 mg and 200 mg	Orilissa®	$150

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States Gross Profit

Gross profit from our United States segment in the first quarter of 2025 was $1,058 million, an increase of 23%, compared to $858 million in the first quarter of 2024.

Gross profit margin for our United States segment in the first quarter of 2025 increased to 55.4%, compared to 49.8% in the first quarter of 2024. This increase was mainly due to a favorable mix of products primarily driven by higher revenues from AUSTEDO.

United States R&D Expenses

R&D expenses relating to our United States segment in the first quarter of 2025 were $154 million, flat compared to the first quarter of 2024.

For a description of our R&D expenses in the first quarter of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the first quarter of 2025 were $273 million, an increase of 5%, compared to $261 million in the first quarter of 2024. This increase was mainly due to promotional activities related to AUSTEDO, primarily the direct-to-consumer advertising campaign.

United States G&A Expenses

G&A expenses relating to our United States segment in the first quarter of 2025 were $96 million, an increase of 3% compared to $93 million in the first quarter of 2024.

United States Profit

Profit from our United States segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our United States segment in the first quarter of 2025 was $532 million, an increase of 52% compared to $350 million in the first quarter of 2024. This increase was mainly due to higher gross profit, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,194	100%	$1,272	100%
Cost of sales	536	44.9%	534	42.0%
Gross profit	658	55.1%	738	58.0%
R&D expenses	60	5.1%	56	4.4%
S&M expenses	199	16.7%	194	15.2%
G&A expenses	69	5.8%	65	5.1%
Other	§	§	1	§

Segment profit*	$329	27.6%	$423	33.2%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the first quarter of 2025 were $1,194 million, a decrease of 6%, or $78 million, compared to the first quarter of 2024. In local currency terms, revenues decreased by 2% compared to the first quarter of 2024, mainly due to lower revenues from COPAXONE and from the sale of mature innovative product rights in 2024, partially offset by higher revenues from AJOVY.

In the first quarter of 2025, revenues were negatively impacted by exchange rate fluctuations of $55 million, including hedging effects, compared to the first quarter of 2024. Revenues in the first quarter of 2025, included $12 million from a negative hedging impact, which is included in “Other” in the table below. Revenues in the first quarter of 2024 included $8 million from a positive hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$989	$1,004	(1%)
AJOVY	58	51	14%
COPAXONE	42	57	(27%)
Respiratory products	55	66	(18%)
Other	50	94	(46%)

Total	$1,194	$1,272	(6%)

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the first quarter of 2025, were $989 million, a decrease of 1% compared to the first quarter of 2024. In local currency terms, revenues increased by 1%, mainly due to higher volumes and price increases as a result of market conditions such as inflationary pressures in certain markets, as well as revenues from recently launched products.

AJOVY revenues in our Europe segment in the first quarter of 2025 increased by 14% to $58 million, compared to $51 million in the first quarter of 2024. In local currency terms revenues increased by 18% due to growth in volume.

For information about AJOVY patent protection, see “—United States Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the first quarter of 2025 were $42 million, a decrease of 27% compared to the first quarter of 2024. In local currency terms, revenues decreased by 24%, due to price reductions and a decline in volume resulting from the availability of alternative therapies and competing glatiramer acetate products.

In certain countries, Teva remains in litigation against generic companies regarding COPAXONE.

Respiratory products revenues in our Europe segment in the first quarter of 2025 were $55 million, a decrease of 18% compared to the first quarter of 2024. In local currency terms, revenues decreased by 16%, mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of March 31, 2025, our generic products pipeline in Europe included 128 generic approvals relating to 16 compounds in 35 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,508 marketing authorization applications are pending approval in 37 European countries, relating to 93 compounds in 219 formulations. No applications are pending with the EMA.

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe Gross Profit

Gross profit from our Europe segment in the first quarter of 2025 was $658 million, a decrease of 11% compared to $738 million in the first quarter of 2024.

Gross profit margin for our Europe segment in the first quarter of 2025 decreased to 55.1%, compared to 58.0% in the first quarter of 2024. This decrease was mainly due to a negative impact from hedging activities and an unfavorable mix of products.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first quarter of 2025 were $60 million, an increase of 9% compared to $56 million in the first quarter of 2024.

For a description of our R&D expenses in the first quarter of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first quarter of 2025 were $199 million, an increase of 3% compared to $194 million in the first quarter of 2024. This increase was mainly to support revenue growth in generic products and AJOVY.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first quarter of 2025 were $69 million, an increase of 5% compared to $65 million in the first quarter of 2024.

Europe Profit

Profit from our Europe segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the first quarter of 2025 was $329 million, a decrease of 22%, compared to $423 million in the first quarter of 2024. This decrease was mainly due to lower gross profit, as discussed above.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$582	100%	$597	100%
Cost of sales	304	52.3%	300	50.3%
Gross profit	278	47.7%	297	49.7%
R&D expenses	25	4.3%	28	4.6%
S&M expenses	118	20.2%	118	19.8%
G&A expenses	39	6.7%	35	5.8%
Other	(1)	§	§	§

Segment profit*	$97	16.7%	$117	19.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

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

On March 31, 2025, we closed the agreement with JKI Co. Ltd., established by the fund managed and operated by private equity firm J-Will Partners Co. Ltd., to sell our Teva-Takeda business venture in Japan, which includes generic products and legacy products. See note 2 and note 17 to our consolidated financial statements.

As of the date of this Quarterly Report on Form 10-Q, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results and we have no manufacturing or R&D facilities in these markets. During the three months ended March 31, 2025, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, in the three months ended March 31, 2025 we partially hedged our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of the first quarter of 2025, we hedge a small part of our projected net revenues in Russian ruble for 2025. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in the first quarter of 2025 were $582 million, a decrease of 2% compared to the first quarter of 2024. In local currency terms, revenues increased by 5% compared to the first quarter of 2024. This decrease was mainly due to higher revenues from AJOVY as well as generic products in most markets, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

In the first quarter of 2025, revenues were negatively impacted by exchange rate fluctuations of $44 million, including hedging effects, compared to the first quarter of 2024. Revenues in the first quarter of 2025 included $15 million from a negative hedging impact, compared to a positive hedging impact of $4 million in the first quarter of 2024, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$468	$477	(2%)
AJOVY	28	17	65%
AUSTEDO	15	14	4%
COPAXONE	10	12	(11%)
Other*	61	77	(21%)

Total	$582	$597	(2%)

*	Other revenues in the first quarter of 2025 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our International Markets segment were $468 million in the first quarter of 2025, a decrease of 2% compared to the first quarter of 2024. In local currency terms, revenues increased by 2% compared to the first quarter of 2024, mainly due to higher revenues in most markets, largely driven by price increases as a result of higher costs due to inflationary pressure in certain markets and higher volumes, partially offset by regulatory price reductions and generic competition to off-patented products in Japan.

AJOVY was launched in certain markets in our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. AJOVY revenues in our International Markets segment in the first quarter of 2025 were $28 million, compared to $17 million in the first quarter of 2024, due to growth in existing markets in which AJOVY was launched.

AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China. We continue to pursue additional submissions in various other markets.

AUSTEDO revenues in our International Markets segment in the first quarter of 2025 were $15 million compared to $14 million in the first quarter of 2024. In local currency terms, revenues increased by 6%, substantially due to the launch of a strategic partnership in China.

COPAXONE revenues in our International Markets segment in the first quarter of 2025 were $10 million compared to $12 million in the first quarter of 2024.

International Markets Gross Profit

Gross profit from our International Markets segment in the first quarter of 2025 was $278 million, a decrease of 6% compared to $297 million in the first quarter of 2024.

Gross profit margin for our International Markets segment in the first quarter of 2025 decreased to 47.7%, compared to 49.7% in the first quarter of 2024. This decrease was mainly due to a negative hedging impact, as well as regulatory price reductions and generic competition to off-patented products in Japan.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first quarter of 2025 were $25 million, a decrease of 10% compared to the first quarter of 2024.

For a description of our R&D expenses in the first quarter of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first quarter of 2025 were $118 million, flat compared to the first quarter of 2024.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first quarter of 2025 were $39 million, an increase of 13% compared to the first quarter of 2024.

International Markets Profit

Profit of our International Markets segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the first quarter of 2025 was $97 million, a decrease of 17%, compared to $117 million in the first quarter of 2024. This decrease was mainly due to lower gross profit, as discussed above.

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

Our revenues from other activities in the first quarter of 2025 were $206 million, a decrease of 9% in U.S. dollars or 8% in local currency terms, compared to the first quarter of 2024, mainly due to a decrease in revenues from contract manufacturing services in the first quarter of 2025.

API sales to third parties in the first quarter of 2025 were $130 million, reflecting an increase of 2% in both U.S. dollars and local currency terms, compared to the first quarter of 2024.

Teva Consolidated Results

Revenues

Revenues in the first quarter of 2025, were $3,891 million, an increase of 2% in U.S. dollars or 5% in local currency terms, compared to the first quarter of 2024. This increase was mainly due to higher revenues from AUSTEDO in our United States segment, from generic products in all our segments, from AJOVY in all our segments, as well as from UZEDY in our U.S. segment, partially offset by lower revenues from the sale of mature innovative product rights in 2024. See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the first quarter of 2025, including hedging effects, negatively impacted revenues by $101 million, compared to the first quarter of 2024. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the first quarter of 2025, was $1,877 million, an increase of 6% compared to $1,771 million in the first quarter of 2024.

Gross profit margin was 48.2% in the first quarter of 2025, compared to 46.4% in the first quarter of 2024. This increase was mainly due to a favorable mix of products, primarily driven by higher revenues from AUSTEDO, partially offset by a negative impact from foreign exchange rate movements including hedging effects.

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

In the first quarter of 2025, our R&D expenses related primarily to innovative product candidates and marketed products in immunology and immuno-oncology, neuroscience (such as neuropsychiatry, including post-approval commitments) and selected other areas, as well as generic products and biosimilars.

R&D expenses, net in the first quarter of 2025, were $247 million, an increase of 2% compared to $242 million in the first quarter of 2024.

Our higher R&D expenses, net in the first quarter of 2025 compared to the first quarter of 2024, were mainly due to an increase in immunology and in immuno-oncology projects, as well as in our late-stage innovative pipeline in neuroscience (mainly neuropsychiatry), partially offset by the non-recurrence of milestone payments related to certain biosimilar projects in the first quarter of 2025.

Our R&D expenses, net in the first quarter of 2025, were also impacted by reimbursements from our strategic partnerships entered in 2023 and 2024. See note 2 to our consolidated financial statements.

R&D expenses as a percentage of revenues were 6.3% in the first quarter of 2025, flat compared to the first quarter of 2024.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of May 7, 2025:

	Phase 2	Phase 3
Neuroscience		Olanzapine LAI (TEV-‘749) Schizophrenia (September 2022)
Immunology	Duvakitug (anti-TL1A) (1) (TEV-’574) Inflammatory Bowel Disease	Dual-Action Asthma Rescue Inhaler (DARI) (ICS/SABA; TEV-’248) (3) Asthma (February 2023)

Anti-IL-15 (TEV-’408) Celiac
Emrusolmin(2) (TEV-‘286) Multiple System Atropy

(1)	In collaboration with Sanofi.
(2)	In collaboration with Modag.
(3)	In collaboration with Launch Therapeutics.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including confirmatory clinical trials for biosimilars to Xolair® (omalizumab), to Xgeva® (denosumab), which was submitted for regulatory review in Europe, to Entyvio® (vedolizymab), which is in collaboration with Alvotech for the U.S. market, and TEV-‘333 a biosimilar in collaboration with mAbxience. Our proposed biosimilar to Prolia® (denosumab) was submitted for regulatory review in the U.S. and Europe. Our proposed biosimilars to Simponi®, Simponi Aria® (golimumab), and Eyla (aflibercept), which are in collaboration with Alvotech, were submitted for regulatory review in the U.S.

Selling and Marketing (S&M) Expenses

S&M expenses in the first quarter of 2025, were $622 million, an increase of 2% compared to the first quarter of 2024. This increase was mainly a result of the factors discussed above under “—United States segment—S&M Expenses,” and “—Europe segment— S&M Expenses”.

S&M expenses as a percentage of revenues were 16.0% in the first quarter of 2025, compared to 15.9% in the first quarter of 2024.

General and Administrative (G&A) Expenses

G&A expenses in the first quarter of 2025, were $297 million, an increase of 7% compared to the first quarter of 2024.

G&A expenses as a percentage of revenues were 7.6% in the first quarter of 2025 compared to 7.3% in the first quarter of 2024.

Intangible Asset Impairments

We recorded expenses of $121 million for identifiable intangible asset impairments in the first quarter of 2025, compared to expenses of $80 million in the first quarter of 2024. See note 5 to our consolidated financial statements.

Goodwill Impairment

No goodwill impairments were recorded in the first quarters of 2025 and 2024. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded income of $22 million for other asset impairments, restructuring and other items in the first quarter of 2025, compared to expenses of $673 million in the first quarter of 2024. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $86 million in legal settlements and loss contingencies in the first quarter of 2025, compared to expenses of $106 million in the first quarter of 2024. See note 9 to our consolidated financial statements.

Other Loss (Income)

Other loss in the first quarter of 2025 was $5 million, compared to $1 million in the first quarter of 2024.

Operating Income (Loss)

Operating Income was $519 million in the first quarter of 2025, compared to an operating loss of $218 million in the first quarter of 2024. This increase was mainly due to other asset impairments, restructuring and other items in the first quarter of 2024, as well as higher gross profit in the first quarter of 2025.

Operating income as a percentage of revenues was 13.3% in the first quarter of 2025, compared to an operating loss as a percentage of revenues of 5.7% in the first quarter of 2024.

Financial Expenses, Net

In the first quarter of 2025, financial expenses, net were $225 million, mainly comprised of net-interest expenses of $212 million. In the first quarter of 2024, financial expenses, net were $250 million, mainly comprised of net-interest expenses of $233 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
	(U.S. $ in millions)
United States profit	$532	$350
Europe profit	329	423
International Markets profit	97	117

Total reportable segments profit	958	890
Profit (loss) of other activities	(13)	2

Total segments profit	946	892
Amounts not allocated to segments:
Amortization	145	152
Other assets impairments, restructuring and other items	(22)	673
Intangible assets impairments	121	80
Legal settlements and loss contingencies	83	106
Other unallocated amounts	99	99

Consolidated operating income (loss)	519	(218)

Financial expenses, net	225	250

Consolidated income (loss) before income taxes	$294	$(467)

Income Taxes

In the first quarter of 2025, we recognized a tax expense of $74 million, on a pre-tax income of $294 million. In the first quarter of 2024, we recognized a tax benefit of $52 million, on a pre-tax loss of $467 million. See note 11 to our consolidated financial statements.

Share in (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net in the first quarter of 2025 was negligible. Share in losses of associated companies, net in the first quarter of 2024, was $4 million.

Net Income (Loss) Attributable to Non-Controlling Interests Net Loss Attributable to Non-Controlling Interests

Net income attributable to redeemable and non-redeemable non-controlling interests was $6 million in the first quarter of 2025, compared to a net loss attributable to redeemable and non-redeemable non-controlling interests of $280 million in the first quarter of 2024. The net loss in first quarter of 2024, was mainly due to higher impairments of tangible assets largely related to the classification of our business venture in Japan as held for sale. See note 12 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net income attributable to Teva was $214 million in the first quarter of 2025, compared to a net loss of $139 million in the first quarter of 2024. This change was mainly due to higher operating income in the first quarter of 2025, partially offset by higher net loss attributable to redeemable and non-redeemable non-controlling interests in the first quarter of 2024 as well as higher income taxes in the first quarter of 2025, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended March 31, 2025 and 2024 was 1,159 million shares and 1,123 million shares, respectively.

Diluted earnings per share was $0.18 in the first quarter of 2025, compared to diluted loss per share of $0.12 in the first quarter of 2024. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of March 31, 2025 and 2024, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,178 million shares and 1,167 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the first quarter of 2025, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Swiss franc, Russian ruble, Canadian dollar, New Israeli shekel, Japanese yen and Polish zloty impact our results.

During the first quarter of 2025, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Argentinian peso by 21%, Mexican peso by 17%, Brazilian real by 16%, Turkish lira by 15%, Ukraine hryvna by 9%, Hungary forint by 7%, Canadian dollar by 6%, Russian ruble by 3% and euro by 3%. The following currency relevant to our operations increased in value against the U.S. dollar: New Israeli shekel by 1%.

As a result, exchange rate movements during the first quarter of 2025, including hedging effects, negatively impacted revenues by $101 million and operating income by $50 million, compared to the first quarter of 2024.

In the first quarter of 2025, a negative hedging impact of $27 million was recognized under revenues, and a negative hedging impact of $1 million was recognized under cost of sales. In the first quarter of 2024, a positive hedging impact of $13 million was recognized under revenues and a negative hedging impact of $3 million was recognized under cost of sales.

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

Liquidity and Capital Resources

Total balance sheet assets were $38,415 million as of March 31, 2025, compared to $39,326 million as of December 31, 2024.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $2,360 million as of March 31, 2025, compared to negative $2,837 million as of December 31, 2024. This increase was mainly due to an increase in accounts receivables, net of SR&A as well as in inventory levels and a decrease in employee related obligations, mainly due to performance incentive payments to employees for 2024, partially offset by an increase in accounts payables and accrued expenses.

Employee-related obligations, as of March 31, 2025 were $474 million, compared to $624 million as of December 31, 2024. The decrease in the first quarter of 2025 was mainly due to performance incentive payments to employees for 2024, partially offset by an accrual for performance incentive payments to employees for 2025.

Cash investment in property, plant and equipment and intangible assets in the first quarter of 2025 was $127 million compared to $124 million in the first quarter of 2024. Depreciation in the first quarter of 2025 was $99 million, compared to $120 million in the first quarter of 2024.

Cash and cash equivalents as of March 31, 2025, were $1,697 million compared to $3,300 million as of December 31, 2024. See also the statement of cash flow to our consolidated financial statements.

In the first quarter of 2025, we paid a dividend of $340 million to redeemable non-controlling interests in our business venture in Japan.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily our $1.8 billion unsecured syndicated sustainability-linked revolving credit facility, entered into in April 2022, as amended in February 2023 and in May 2024 (“RCF”). See note 7 to our consolidated financial statements.

Debt Balance and Movements

As of March 31, 2025, our debt was $16,651 million, compared to $17,783 million as of December 31, 2024. This decrease was mainly due to repayment at maturity of $1,368 million of our senior notes (as detailed below), partially offset by $233 million of exchange rate fluctuations.

In January 2025, we repaid $426 million of our 6% senior notes at maturity.

In January 2025, we repaid $427 million of our 7.13% senior notes at maturity.

In March 2025, we repaid $515 million of our 4.50% senior notes at maturity.

As of March 31, 2025, our debt was effectively denominated in the following currencies: 63% in U.S. dollars, 35% in euros and 2% in Swiss francs.

The portion of total debt classified as short-term as of March 31, 2025 was 3% compared to 10% as of December 31, 2024.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 73% as of March 31, 2025, compared to 77% as of December 31, 2024. Our average debt maturity was approximately 5.7 years as of March 31, 2025, compared to 5.5 years as of December 31, 2024.

Total Equity

Total equity was $6,269 million as of March 31, 2025, compared to $5,380 as of December 31, 2024. This increase was mainly due to a positive impact from exchange rate fluctuations of $467 million and a net income attributable to Teva of $214 million.

Exchange rate fluctuations affected our balance sheet, as approximately 95% of our net assets as of March 31, 2025 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2024, changes in currency rates as of March 31, 2025 had a positive impact of $467 million on our equity. The following main currencies increased in value against the U.S. dollar: Russian ruble by 23%, Polish zloty by 6%, Japanese yen by 4%, Chilean peso by 4%, Bulgarian lev by 4%, euro by 4%, British pound by 3% and Mexican peso by 1%. All comparisons are on a year-to-date basis.

Cash Flow

We continually seek to improve the efficiency of our working capital management. Periodically, as part of our cash and commercial relationship management activities, we make decisions in our commercial and supply chain activities which drive an acceleration of receivable payments from customers, or deceleration of payments to vendors. This has the effect of increasing or decreasing cash from operations during any given period. Increased cash from operations has the effect of reducing our leverage ratio, which is measured net of cash and cash equivalents, as of the end of such period. In connection with strategic continual improvement, we obtained more favorable payment terms from many of our vendors which are expected to continue in future periods. In addition, in periods in which receivable payments from customers are delayed, we have and expect we may in the future extend the time to pay certain vendors, so as to balance our liquidity position. Such decisions have had and may in the future have a material impact on our annual operating cash flow measurement, as well as on our quarterly results.

Cash flow used in operating activities during the first quarter of 2025 was $105 million, compared to $124 million of cash flow used in operating activities in the first quarter of 2024. The lower cash flow used in operating activities in the first quarter of 2025 resulted mainly from higher profit in our U.S. segment, partially offset by higher tax payments. Net changes in working capital items were neutral.

During the first quarter of 2025, we generated free cash flow of $107 million, which we define as comprising $105 million in cash flow used in operating activities, $322 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $17 million proceeds from divestitures of businesses and other assets, partially offset by $127 million in cash used for capital investment. During the first quarter of 2024, we generated free cash flow of $32 million, which we define as comprising $124 million in cash flow used in operating activities, $295 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program), partially offset by $124 million in cash used for capital investment and $15 million in cash used for acquisition of businesses, net of cash acquired. The increase in 2025 resulted mainly from higher proceeds from divestitures of businesses and other assets and lower cash used for acquisition of businesses, net of cash acquired, as well as from lower cash flow used in operating activities.

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

In preparing our non-GAAP net income and non-GAAP EPS data, we exclude items that either have a non-recurring impact on our financial performance or which, in the judgment of our management, are items that, either as a result of their nature or size, could, were they not excluded, potentially cause investors to extrapolate future performance from an improper base that is not reflective of our underlying business performance. Certain of these items are also excluded because of the difficulty in predicting their timing and scope. The items excluded from our non-GAAP net income and non-GAAP EPS include:

•	amortization of purchased intangible assets;

•	certain legal settlements and material litigation fees and/or loss contingencies, due to the difficulty in predicting their timing and scope;

•	impairments of long-lived assets, including intangibles, property, plant and equipment and goodwill;

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

The following tables present our non-GAAP net income and non-GAAP EPS for the three months ended March 31, 2025 and 2024, as well as reconciliations of each measure to their nearest GAAP equivalents:

		Three months ended March 31,
($ in millions except per share amounts)		2025	2024
Net income (Loss) attributable to Teva	($)	214	(139)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets		145	152
Legal settlements and loss contingencies(1)		83	106
Impairment of long-lived assets(2)		77	679
Restructuring costs		14	13
Equity compensation		34	28
Contingent consideration(3)		11	79
Financial expenses		14	12
Redeemable and non-redeemable non-controlling interests(4)		2	(284)
Other non-GAAP items(5)		63	53
Corresponding tax effects and unusual tax items(6)		(55)	(150)
Non-GAAP net income attributable to Teva	($)	602	548
Non-GAAP tax rate(7)		17.5%	15.0%
GAAP diluted earnings (loss) per share attributable to Teva	($)	0.18	(0.12)
EPS difference(8)		0.33	0.60
Non-GAAP diluted EPS attributable to Teva(8)	($)	0.52	0.48
Non-GAAP average number of shares (in millions)(8)		1,159	1,143

(1)

For the three months ended March 31, 2025 and March 31, 2024, adjustments for legal settlements and loss contingencies primarily consisted of $50 million and $64 million, respectively, attributable to an update to the estimated settlement provision for the Company’s opioid litigation (mainly the effect of the passage of time on the net present value of the discounted payments).

(2)

For the three months ended March 31, 2025, adjustments for impairment of long-lived assets consisted of (a) $121 million impairments of long-lived intangible assets mainly related to products in the U.S. and Europe, (b) a favorable adjustment of $46 million related to the classification of the API business (including its R&D, manufacturing and commercial activities) as held for sale. For the three months ended March 31, 2024, adjustments for impairment of long-lived assets primarily consisted of $577 million related to the classification of our business venture in Japan as held for sale.

(3)

For the three months ended March 31, 2024, adjustments for contingent consideration primarily related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid®) of $64 million.

(4)

For the three months ended March 31, 2024, related to non-controlling interests portion of long-lived assets impairment of $577 million related to the classification of our business venture in Japan as held for sale.

(5)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, accelerated depreciation, certain inventory write-offs, material litigation fees and other unusual events.

(6)

For the three months ended March 31, 2025 and March 31, 2024, adjustments for corresponding tax effects and unusual tax items exclusively consisted of the tax impact directly attributable to the pre-tax items that are excluded from non-GAAP net income included in the other adjustments to this table.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements, except for: (i) surety underwritten guarantees Teva has provided the European Commission in an amount of euro 462.6 million, together with specified post-decision interest, which remain in force for three years, and which includes substantially similar covenants as our RCF, as disclosed in note 10 to our consolidated financial statements; and (ii) securitization transactions, which are disclosed in note 10f to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies

For a summary of our significant accounting policies, see note 1 to our consolidated financial statements and “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

See note 1 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in our assessment of market risk as set forth in Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

After evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various litigation and other legal proceedings. For a discussion on our commitments and contingencies see note 10 to our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form
10-Q.
In addition, on January 15, 2025, Teva filed a complaint against CMS and HHS in the U.S. District Court for the District of Columbia, challenging the processes and guidance that the U.S. Government is using to implement the Inflation Reduction Act (the IRA), seeking injunctive relief against implementation of the Drug Price Negotiation Program. The lawsuit alleges that CMS’s implementation of the Drug Price Negotiation Program portion of the IRA is arbitrary and contrary to the plain meaning of the statute, in violation of the Administrative Procedure Act (“APA”), and is therefore unconstitutional.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2025.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended March 31, 2025 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Director and Officer Rule
10b5-1
Trading Arrangements
During the three months ended March 31, 2025, the following officer adopted a
“non-Rule
10b5-1
trading arrangement” (as such term is defined in Item 408 of Regulation
S-K).

Name and Title	Date	Action	Expiration Date	Maximum Shares Subject to Plan (1)
Matthew Shields, Executive Vice President, Teva Global Operations	March 13, 2025	Adopted	June 5, 2025	16,195

(1)	The plan includes shares to be sold solely to cover tax withholding obligations.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: May 7, 2025	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)