Form 10-Q
period 2025-06-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2025-07-30
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
of the Act). Yes ☐ No ☒
As of June 30, 2025, the registrant had 1,147,150,917 ordinary shares outstanding.

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

•
compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory environments; the effects of governmental and civil proceedings and litigation which we are, or in the future become, party to; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage, including as a result of the One Big Beautiful Bill signed into law in the U.S. in July 2025 (“OBBBA”), which is expected to result in stricter Medicaid eligibility requirements and work requirements, which may result in reduced Medicaid enrollment and a resulting decline in coverage for purchases of our medicines, and U.S. Executive Orders issued in April and May 2025 intended to reduce the prices paid by Americans for prescription medicines, including most-favored-nation pricing; increased legal and regulatory action in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan
®
(naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; product liability claims; failure to comply with complex Medicare, Medicaid and other governmental programs reporting and payment obligations; compliance with sanctions and trade control laws; environmental risks; and the impact of Environmental, Social and Governance (“ESG”) issues;

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

•
the impact of the state of war declared in Israel and the military activity in the Middle East, including the risk of disruptions to our operations and facilities, such as our manufacturing and R&D facilities, located in Israel, the impact of our employees who are military reservists being called to active military duty, and the impact of the war on the economic, social and political stability of Israel;

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
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,161	$3,300
Accounts receivables, net of allowance for credit losses of $84 million and $78 million as of June 30, 2025 and December 31, 2024, respectively.	3,564	3,059
Inventories	3,497	3,007
Prepaid expenses	1,084	1,006
Other current assets	472	409
Assets held for sale	1,842	1,771

Total current assets	12,620	12,552
Deferred income taxes	1,781	1,799
Other non-current assets	470	462
Property, plant and equipment, net	4,810	4,581
Operating lease right-of-use assets, net	358	367
Identifiable intangible assets, net	4,142	4,418
Goodwill	15,949	15,147

Total assets	$40,131	$39,326

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$464	$1,781
Sales reserves and allowances	4,050	3,678
Accounts payables	2,498	2,203
Employee-related obligations	481	624
Accrued expenses	3,095	2,792
Other current liabilities	940	1,020
Liabilities held for sale	334	698

Total current liabilities	11,861	12,796
Long-term liabilities:
Deferred income taxes	440	483
Other taxes and long-term liabilities	3,938	4,028
Senior notes and loans	16,763	16,002
Operating lease liabilities	296	296

Total long-term liabilities	21,436	20,809

Commitments and contingencies , see note 10
Total liabilities	33,297	33,606

Redeemable non-controlling interests	—	340

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; June 30, 2025 and December 31, 2024: authorized 2,495 million shares; issued 1,253 million shares and 1,240 million shares, respectively.	58	58
Additional paid-in capital	28,003	27,764
Accumulated deficit	(14,676)	(15,173)
Accumulated other comprehensive loss	(2,431)	(3,148)
Treasury shares as of June 30, 2025 and December 31, 2024: 106 million and 107 million ordinary shares, respectively.	(4,128)	(4,128)

	6,827	5,373

Non-controlling interests	7	7

Total equity	6,834	5,380

Total liabilities, redeemable non-controlling interests and equity	$40,131	$39,326

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenues	$4,176	$4,164	$8,067	$7,983
Cost of sales	2,074	2,140	4,088	4,188

Gross profit	2,102	2,024	3,979	3,795
Research and development expenses	244	269	490	511
Selling and marketing expenses	654	656	1,276	1,265
General and administrative expenses	305	283	603	561
Intangible assets impairments	42	61	163	141
Goodwill impairment	—	400	—	400
Other assets impairments, restructuring and other items	232	280	210	954
Legal settlements and loss contingencies	166	83	252	188
Other loss (income)	4	(2)	9	(1)

Operating income (loss)	455	(5)	975	(223)
Financial expenses, net	252	241	477	491

Income (loss) before income taxes	203	(246)	497	(713)
Income taxes (benefit)	(78)	630	(4)	578
Share in (profits) losses of associated companies, net	(1)	(2)	(1)	2

Net income (loss)	283	(874)	503	(1,294)
Net income (loss) attributable to redeemable and non-redeemable non-controlling interests	*	(29)	6	(309)

Net income (loss) attributable to Teva	282	(846)	497	(985)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.25	$(0.75)	$0.43	$(0.87)

Diluted	$0.24	$(0.75)	$0.43	$(0.87)

Weighted average number of shares (in millions):
Basic	1,147	1,133	1,142	1,128

Diluted	1,161	1,133	1,159	1,128

*	Represents an amount less than $0.5 million.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$283	$(874)	$503	$(1,294)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	227	(145)	721	(268)
Unrealized gain (loss) from derivative financial instruments, net	17	7	24	14
Unrealized loss on defined benefit plans	—	—	(1)	(1)

Total other comprehensive income (loss)	244	(138)	744	(255)

Total comprehensive income (loss)	527	(1,012)	1,247	(1,549)
Comprehensive income (loss) attributable to redeemable and non-redeemable non-controlling interests	*	(61)	33	(383)

Comprehensive income (loss) attributable to Teva	$527	$(951)	$1,214	$(1,166)

*	Represents an amount less than $0.5 million .
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2025	1,253	58	27,965	(14,958)	(2,675)	(4,128)	6,262	7	6,269
Net Income (loss)				282			282	*	283
Other comprehensive income (loss)					244		244		244
Stock-based compensation expense			38				38		38

Balance at June 30, 2025	1,253	$58	$28,003	$(14,676)	$(2,431)	$(4,128)	$6,827	$7	$6,834

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2024	1,240	58	27,764	(15,173)	(3,148)	(4,128)	5,373	7	5,380
Net Income (loss)				497			497	*	497
Other comprehensive income (loss)					717		717		717
Issuance of Shares	13	*					*		*
Proceeds from exercise of options			3				3		3
Stock-based compensation expense			72				72		72
Purchase of shares from redeemable non-controlling interests**			165				165		165

Balance at June 30, 2025	1,253	$58	$28,003	$(14,676)	$(2,431)	$(4,128)	$6,827	$7	$6,834

*	Represents an amount less than $0.5 million.
**	In connection with the sale of Teva’s business venture in Japan. See note 17.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2024	1,238	58	27,796	(13,673)	(2,775)	(4,128)	7,278	265	7,543
Net Income (loss)				(846)			(846)	(29)	(874)
Other comprehensive income (loss)					(106)		(106)	(32)	(138)
Issuance of shares	*	*					*		*
Stock-based compensation expense			32				32		32

Balance at June 30, 2024	1,239	$58	$27,829	$(14,519)	$(2,881)	$(4,128)	$6,359	$204	$6,563

*	Represents an amount less than 0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2023	1,227	57	27,807	(13,534)	(2,697)	(4,128)	7,506	620	8,126
Net Income (loss)				(985)			(985)	(309)	(1,294)
Other comprehensive income (loss)					(181)		(181)	(74)	(255)
Issuance of Shares	12	1	*				1		1
Stock-based compensation expense			60				60		60
Proceeds from exercise of options			6				6		6
Dividend to non-controlling interest **								(18)	(18)
Purchase of shares from non-controlling interests***			(45)		(3)		(48)	(16)	(64)

Balance at June 30, 2024	1,239	$58	$27,829	$(14,519)	$(2,881)	$(4,128)	$6,359	$204	$6,563

*	Represents an amount less than $0.5 million.
**	In connection with dividends to non-controlling interests in Teva’s business venture in Japan.
***	Purchase of shares from non-controlling interests in a Teva’s subsidiary in Switzerland.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating activities:
Net income (loss)	$283	(874)	$503	(1,294)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	251	259	494	531
Impairment of goodwill	—	400	—	400
Impairment of long-lived assets and assets held for sale	99	130	177	809
Net change in operating assets and liabilities	(336)	(10)	(1,035)	(507)
Deferred income taxes – net and uncertain tax positions	(211)	(424)	(183)	(613)
Stock-based compensation	38	32	72	60
Other items*	105	592	94	594
Net loss (gain) from sale of business and long-lived assets	(2)	(1)	—	(1)

Net cash provided by (used in) operating activities	227	103	122	(21)

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	336	317	658	612
Purchases of property, plant and equipment and intangible assets	(96)	(97)	(223)	(221)
Proceeds from sale of business and long-lived assets, net	9	1	26	1
Acquisition of businesses, net of cash acquired	—	—	—	(15)
Purchases of investments and other assets	(16)	(43)	(27)	(55)
Other investing activities	3	—	3	—

Net cash provided by (used in) investing activities	236	178	437	322

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(2,300)	(956)	(3,668)	(956)
Proceeds from senior notes, net of issuance costs	2,305	—	2,305	—
Purchase of shares from redeemable and non-redeemable non-controlling interests	—	—	(38)	(64)
Dividends paid to redeemable and non-redeemable non-controlling interests	—	—	(340)	(78)
Other financing activities	1	(10)	3	(19)

Net cash provided by (used in) financing activities	6	(966)	(1,738)	(1,117)

Translation adjustment on cash and cash equivalents	(5)	(49)	40	(153)

Net change in cash and cash equivalents	464	(733)	(1,139)	(969)
Balance of cash, cash equivalents at beginning of period	1,697	2,991	3,300	3,227

Balance of cash, cash equivalents at end of period	$2,161	2,258	$2,161	2,258

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$329	320	$641	632

*	Adjustment in the three months period ended June 30, 2024 was mainly related to an agreement with the Israeli Tax Authorities. See note 11.
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
In preparing the Company’s consolidated financial statements, management also considered the economic implications of inflation expectations on its critical and significant accounting estimates. Government actions taken to address macroeconomic developments, as well as their economic impact on Teva’s third-party manufacturers and suppliers, customers and markets, could also impact such estimates and may change in future periods. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to determining the valuation and recoverability of IPR&D and long-lived assets, marketed product rights, contingent consideration and goodwill, assessing sales reserves and allowances in the United States, uncertain tax positions, valuation allowances and contingencies. Some of these estimates could be impacted by higher costs and the ability to pass on such higher costs to customers, which is highly uncertain.
As of the date of these consolidated financial statements, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. The Russia and Ukraine markets are included in Teva’s International Markets segment results. Teva has no manufacturing or R&D facilities in these markets. During the three and six months ended June 30, 2025, the impact of this conflict on Teva’s results of operation and financial condition continues to be immaterial.
Since October 2023, Israel has been in a state of war on multiple fronts involving the Gaza Strip and other countries and regions in the Middle East, including most recently the Islamic Republic of Iran. As of the date of these consolidated financial statements, the situation remains ongoing. Israel is included in Teva’s International Markets segment results. Teva’s global headquarters and several manufacturing and R&D facilities are located in Israel. Currently, such activities in Israel remain largely unaffected. Teva continues to maintain contingency plans with backup production locations for key products. During the three and six months ended June 30, 2025, the impact of this war on Teva’s results of operations and financial condition is immaterial, but such impact may increase, which could be material, as a result of the continuation, escalation or expansion of such war. Teva’s results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of results that could be expected for the entire fiscal year.

Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

b.	Significant accounting policies
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements, not yet adopted
In May 2025, the FASB issued ASU
2025-03
“Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” which amends the guidance for determining the accounting acquirer in certain transactions. The guidance should be applied prospectively. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance will affect acquisition transactions of variable interest entities that occur after the initial application date.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In December 2023, the FASB issued ASU
2023-09
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU
2023-09
address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. The Company expects the adoption of this standard to result in expanded disclosures in its consolidated financial statements.
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
or Regulation
S-K
becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. For all entities within the scope of the affected Codification subtopics, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation
S-X
or Regulation
S-K,
the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company does not expect ASU
2023-06
will have a material impact to its consolidated financial statements.
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
Under the initial agreement, Teva paid mAbxience an aggregate of $20 million in upfront and milestone payments in 2024, which were recorded as R&D expenses. Pursuant to the amendment of the licensing agreement, in the fourth quarter of 2024, Teva paid mAbxience further upfront and milestone payments in a total amount of $15 million, which were recorded as R&D expenses. In the second quarter of 2025, Teva recognized a milestone payment of $12 million as R&D expenses, which is expected to be paid in the third quarter of 2025. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $308 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Launch Therapeutics and Abingworth
On March 28, 2024, Teva and Launch Therapeutics, Inc. (“Launch Therapeutics”) entered into a clinical collaboration agreement to further accelerate the clinical research program of Teva’s Dual-Action Asthma Rescue Inhaler (“DARI”)
(ICS-SABA;
TEV-‘248).
As part of this clinical collaboration agreement Teva also entered into a development funding agreement with funds affiliated with Abingworth LLP (“Abingworth”). Under the clinical collaboration agreement, Launch Therapeutics, a clinical development company backed by Abingworth and Carlyle, the global investment firm, will have the lead role in the operational execution and management of the planned clinical trials. Teva will retain primary responsibility for manufacturing, regulatory interactions in the U.S., and commercialization. DARI
(ICS-SABA)
is currently in Phase 3 for the treatment of asthma symptoms addressing both immediate symptoms and long-term inflammation.
Under the development funding agreement, Abingworth will provide Teva up to $150 million to fund ongoing development costs for DARI
(ICS-SABA).
In exchange and subject to regulatory approval, Teva will pay Abingworth a milestone payment in the amount actually funded by Abingworth up to $150 million, as well as success payments based on DARI
(ICS-SABA)
sales. During the first six months of 2025 and during 2024, Teva recorded $58 million and $42 million, respectively, as reimbursement for R&D expenses incurred in connection with this agreement.
Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and globally commercialize a BD9 multibody for the potential treatment of atopic dermatitis and asthma. In exchange, Teva paid an upfront payment of $10 million in January 2024, which was recorded as R&D expenses in the fourth quarter of 2023. In the second quarter of 2025, Teva paid a milestone payment of $5 million, which was recorded as R&D expenses. Biolojic may be eligible to receive additional development and commercial milestone payments of approximately $500 million, over the next several years, based on the achievement of certain pre-clinical,
clinical and regulatory milestones, with the majority of payments based on future sales achievements. On May 27, 2025, Teva and Biolojic initiated
IND-enabling
studies of BD9.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) providing Teva with an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin
(TEV-’286)
and a related compound
(TEV-’287).
Teva paid an upfront payment of $10
million to Modag in the fourth quarter of 2021, recorded as R&D expenses. Emrusolmin
(TEV-’286)
was developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease. In the third quarter of 2024, Teva initiated a Phase 2 clinical trial for emrusolmin
(TEV-’286).
In the second quarter of 2025, Teva initiated a Phase 1 clinical trial for
TEV-‘287,
which is being developed for Parkinson’s disease, and consequently paid a milestone payment of $
10
million, which was recorded as R&D expenses. Modag may be eligible for additional future development milestone payments in an aggregate amount of up to $
20 million, as well as future commercial milestones and royalties.
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
Teva made upfront and milestone payments in an aggregate amount of $124 million between the years 2020 and 2024. In the first quarter of 2025, Teva made an additional milestone payment of $5 million, which was recognized as R&D expense in the fourth quarter of 2024. Additional development and commercial milestone payments of up to approximately $375 million, in addition to royalty and milestone payments related to the amendment of the collaboration agreement entered into in July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share revenue from the commercialization of these biosimilars.
The amendment of the collaboration agreement entered into in July 2023 includes increased involvement by Teva regarding manufacturing and quality at Alvotech’s manufacturing facility. Additionally, pursuant to another amendment to the collaboration agreement entered into on September 29, 2023, Teva purchased $40 million of subordinated convertible bonds of Alvotech, which were redeemed and paid by Alvotech to Teva for $44 million, including accrued interest, in July 2024.
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
On April 16, 2024, the FDA approved SELARSDI
TM
(ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara
®
, for the treatment of moderate to severe plaque psoriasis and for active psoriatic arthritis in adults and pediatric patients six years and older. On October 22, 2024, the FDA approved SELARSDI in a new presentation, 130 mg/26 mL (5 mg/mL) solution in a single-dose vial for intravenous infusion, expanding its label to include the treatment of adults with Crohn’s disease and ulcerative colitis. On February 21, 2025, Alvotech and Teva announced that SELARSDI was available in the United States, and on May 5, 2025, the FDA approved SELARSDI (ustekinumab-aekn) injection as interchangeable with the reference biologic Stelara
®
(ustekinumab) in all presentations matching the reference product, effective as of April 30, 2025.
In January 2025, the FDA accepted for review Biologic License Applications (“BLA”) for Alvotech’s proposed biosimilars to Simponi
®
and Simponi Aria
®
(golimumab) and in February 2025, the FDA accepted for review a BLA for Alvotech’s proposed biosimilar to Eylea
®
(aflibercept).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Takeda
In December 2016, Teva entered into a license agreement with a subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), for the research, development, manufacture and commercialization of ATTENUKINE
TM
technology. In 2017, Teva received an upfront payment of $30 million and a milestone payment of $20 million. During the second quarter of 2022, Takeda initiated its Phase 2 study of modakafusp alfa (formerly
TAK-573
or TEV ’573) and as a result paid Teva a milestone payment of $25 million, which was recognized as revenue in the second quarter of 2022. In April 2024, Takeda informed Teva of its intent to terminate the agreement with respect to such product candidate, and its product rights were reverted back to Teva in the first quarter of 2025. In December 2024, Takeda informed Teva of its intent to terminate the license agreement in its entirety, which termination became effective on May 31, 2025, with all remaining rights to the ATTENUKINE
TM
technology reverting back to Teva.
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
On April 28, 2023, the FDA approved UZEDY
®
(risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults, which was launched in the U.S. in May 2023. On February 25, 2025, Teva and MedinCell announced that the supplemental New Drug Application (sNDA) for UZEDY extended-release injectable suspension for the maintenance treatment of Bipolar I disorder in adults ha
d
been accepted for filing by the FDA. MedinCell may be eligible for future sales-based milestone payments of up to $105 million with respect to UZEDY. Teva also pays MedinCell royalties on net sales.
The second selected product candidate is olanzapine LAI
(TEV-’749)
for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product to Phase 3 and, as a result, paid a milestone payment of $3 million to MedinCell, which was recognized as R&D expenses. On May 8, 2024, Teva and MedinCell announced positive Phase 3 efficacy results from a trial evaluating olanzapine LAI as a once-monthly subcutaneous long-acting injectable in adults with schizophrenia, and on March 31, 2025,
Teva announced survey results demonstrating patient and healthcare satisfaction with olanzapine LAI. Additional safety and efficacy results are planned to be presented in the second half of 2025. Teva paid a further $
5 million milestone payment to MedinCell in the first quarter of 2025, which was recognized as R&D expenses. MedinCell may become eligible for further development and commercial milestones of up to $112 million, as well as royalties on sales of olanzapine LAI
(TEV-’749).
Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of June 30, 2025 included Teva’s API business. Assets held for sale as of December 31, 2024 included mainly Teva’s API business and Teva’s business venture in Japan.
On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or whether a divestiture will be agreed or completed at all.
In connection with the held for sale classification of Teva’s API business, in the first six months of 2025, Teva recorded expenses of $9 million in other assets impairments, restructuring and other items. See note 12.
On March 31, 2025, Teva divested its business venture in Japan, for which Teva recorded a marginal gain in the first quarter of 2025.
Teva has elected the policy to include the currency translation adjustment related to the disposal group as part of the asset carrying amount.
The Company has determined that the divestiture of its businesses does not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore the divestitures did not meet the criteria for discontinued operations classification.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below summarizes all of Teva’s assets and liabilities included as held for sale as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(U.S. $ in millions)
Accounts receivables	$118	222
Inventories	520	$647
Property, plant and equipment, net and others	955	913
Identifiable intangible assets, net	21	83
Goodwill	207	255
Other current assets	107	99
Other non-current assets	198	236
Expected loss on sale*	(284)	(684)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$1,842	$1,771

Accounts payables	(235)	(283)
Other current liabilities	(21)	(49)
Other non-current liabilities	(78)	(85)
Expected loss on sale*	—	(281)

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(334)	$(698)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.
NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended June 30, 2025
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,755	1,275	469	136	3,636
Licensing arrangements	29	9	9	(1)	46
Distribution	365	§	12	—	377
Other	2	13	5	98	117

	$2,151	$1,298	$495	$232	$4,176

§	Represents an amount less than $ 0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,714	1,203	574	150	3,640
Licensing arrangements	23	6	6	1	36
Distribution	373	§	9	—	382
Other	§	3	4	99	106

	$2,110	$1,213	$593	$249	$4,164

§	Represents an amount less than $ 0.5 million.

	Six months ended June 30, 2025
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	3,270	2,473	1,023	265	7,031
Licensing arrangements	50	16	16	§	82
Distribution	738	§	22	—	760
Other	2	2	17	173	194

	$4,060	$2,492	$1,077	$438	$8,067

§	Represents an amount less than $ 0.5 million.

	Six months ended June 30, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	3,034	2,455	1,140	277	6,907
Licensing arrangements	45	18	11	1	75
Distribution	754	1	18	—	773
Other	1	12	20	195	228

	$3,835	$2,485	$1,190	$474	$7,983

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

SR&A to U.S. customers comprised approximately 69% of the Company’s total SR&A as of June 30, 2025, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the six months ended June 30, 2025 and 2024 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2025	$56	$1,674	$561	$936	$399	$108	$3,678	$3,734
Provisions related to sales made in current year period	203	2,520	486	4,034	143	73	7,256	7,459
Provisions related to sales made in prior periods	—	(46)	30	(28)	(1)	(7)	(52)	(52)
Credits and payments	(194)	(2,363)	(468)	(3,962)	(112)	(48)	(6,953)	(7,147)
Translation differences	—	64	17	18	5	17	121	121

Balance at June 30, 2025	$65	$1,849	$626	$998	$434	$143	$4,050	$4,115

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2024	$61	$1,603	$540	$859	$436	$97	$3,535	$3,596
Provisions related to sales made in current year period	194	2,325	382	3,950	146	81	6,896	7,084
Provisions related to sales made in prior periods	—	12	26	(11)	(17)	(1)	9	9
Credits and payments	(184)	(2,183)	(376)	(3,923)	(129)	(82)	(6,705)	(6,884)
Translation differences	—	(19)	(4)	(6)	(4)	(2)	(35)	(35)

Balance at June 30, 2024	$70	$1,738	$568	$869	$432	$93	$3,700	$3,770

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Conso
lid
ated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	June 30,	December 31,
	2025	2024
	(U.S. $ in millions)
Finished products	$2,106	$1,783
Raw and packaging materials	724	671
Products in process	392	353
Materials in transit and payments on account	276	199

	$3,497	$3,007

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(U.S. $ in millions)
Product rights	$16,399	$15,915	$12,743	$11,998	$3,656	$3,917
Trade names	595	568	322	300	273	268
In process research and development	213	233	—	—	213	233

Total	$17,207	$16,716	$13,065	$12,298	$4,142	$4,418

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 8 years.
Amortization of intangible assets was $148 million and $146 million in the three months ended June 30, 2025 and 2024, respectively.
Amortization of intangible assets was $292 million and $298 million in the six months ended June 30, 2025 and 2024, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended June 30, 2025 and 2024 were $42 million and $61 million, respectively.
Impairments in the second quarter of 2025 consisted of:

(a)
Identifiable product rights of $40 million due to: (i) $25 million mainly related to updated market assumptions regarding price and volume of products mainly in Europe
,
and (ii) $15 million mainly related to a change in Teva’s commercial plan regarding certain products as part of its optimization efforts, mainly in the U.S.; and

(b)
IPR&D assets of $2 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in Europe and the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

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

Impairments of long-lived intangible assets for the six months ended June 30, 2025 and 2024 were $163 million and $141 million, respectively.
Impairments in the first six months of 2025 consisted of:

(a)
Identifiable product rights of $153 million due to: (i) $87 million mainly related to a change in Teva’s commercial plan regarding certain products as part of its optimization efforts, mainly in the U.S., and (ii) $66 million mainly related to updated market assumptions regarding price and volume of products in Europe; and

(b)
IPR&D assets of $10 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

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

The fair value measurement of the impaired intangible assets in the first six months ended June 30, 2025 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.25% to 9.25%. A probability of success factor of 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.
NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended June 30, 2025, were as follows:

	United States	Europe	International Markets	Other		Total
				Teva’s API	Medis
	(U.S. $ in millions)
Balance as of December 31, 2024 (1)	$5,732	$8,075	$1,110	$—	$232	$15,147

Other changes during the period:
Translation differences and other	—	731	12	—	59	802

Balance as of June 30, 2025 (1)	$5,732	$8,806	$1,122	$—	$291	$15,949

(1)	Cumulative goodwill impairment as of June 30, 2025 and December 31, 2024, was each approximately $29.6 billion.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Second Quarter Developments
Pursuant to Company policy, Teva conducted its annual goodwill impairment test for all reporting units during the second quarter of 2025. Management considered all information available, including information gathered from its latest long-range planning (“LRP”) process and annual operating plan (“AOP”), which are parts of Teva’s internal financial planning and budgeting processes, as well as the recently announced “Accelerate Growth” phase under Teva’s Pivot to Growth strategy (“Teva’s Strategy”). The LRP, the AOP and Teva’s Strategy were discussed and reviewed by Teva’s management and its Board of Directors.
Additionally, Teva conducted a quantitative analysis of all of its reporting units as part of its annual goodwill impairment test with the assistance of an independent valuation expert.
Based on this quantitative analysis,
no
goodwill impairment charge was recorded in the second quarter of 2025.
As of June 30, 2025, Teva’s United States, Europe, International Markets and Medis reporting units each had fair values in excess of 10% over their book values.
In the second
quar
ter of 2024, Teva recorded a goodwill impairment charge of $400 million related to Teva’s API reporting unit.
NOTE 7 – Debt obligations:

a.	Short-term debt:

	Interest rate as of June 30, 2025	Maturity	June 30, 2025	December 31, 2024
	(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities and other			441	1,758

Total short-term debt			$464	$1,781

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due in 2026 was $23 million as of June 30, 2025 and as of December 31, 2024. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b.	Long-term debt:

	Interest rate as of June 30, 2025	Maturity	June 30, 2025	December 31, 2024
	(U.S. $ in millions)
Senior notes EUR 1,000 million (4)	6.00%	2025	—	429
Senior notes USD 1,000 million (5)	7.13%	2025	—	427
Senior notes EUR 900 million (6)	4.50%	2025	—	515
Senior notes CHF 350 million	1.00%	2025	438	387
Senior notes USD 3,500 million (10)	3.15%	2026	1,798	3,374
Senior notes EUR 700 million	1.88%	2027	820	730
Sustainability-linked senior notes USD 1,000 million (1)(*)(10)	4.75%	2027	649	1,000
Sustainability-linked senior notes EUR 1,100 million (1)(*)	3.75%	2027	1,289	1,144
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes EUR 750 million	1.63%	2028	876	778
Sustainability-linked senior notes USD 1,000 million (2)(*)	5.13%	2029	1,000	1,000
Sustainability-linked senior notes USD 600 million (3)(*)(10)	7.88%	2029	398	600
Sustainability-linked senior notes EUR 800 million (3)(*)(10)	7.38%	2029	775	835
Sustainability-linked senior notes EUR 1,500 million (2)(*)	4.38%	2030	1,756	1,562
Senior notes USD 700 million (7)	5.75%	2030	696	—
Sustainability-linked senior notes USD 500 million (3)(*)	8.13%	2031	500	500
Sustainability-linked senior notes EUR 500 million (3)(*)	7.88%	2031	585	521
Senior notes EUR 1,000 million (8)	4.13%	2031	1,164	—
Senior notes USD 500 million (9)	6.00%	2032	496	—
Senior notes USD 789 million	6.15%	2036	783	783
Senior notes USD 2,000 million	4.10%	2046	1,986	1,986

Total senior notes			17,259	17,821
Less current maturities			(438)	(1,758)
Less debt issuance costs (11)			(58)	(61)

Total senior notes and loans			$16,763	$16,002

(1)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(2)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(3)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.100%-0.300% per annum, from and including September 15, 2026.
(4)	In January 2025, Teva repaid $426 million of its 6.00% senior notes due 2025 at maturity.
(5)	In January 2025, Teva repaid $427 million of its 7.13% senior notes due 2025 at maturity.
(6)	In March 2025, Teva repaid $515 million of its 4.50% senior notes due 2025 at maturity.
(7)	In May 2025, Teva issued senior notes in an aggregate principal amount of $700 million bearing 5.75% annual interest and due December 2030.
(8)	In May 2025, Teva issued senior notes in an aggregate principal amount of € 1,000 million bearing 4.125% annual interest and due June 2031.
(9)	In May 2025, Teva issued senior notes in an aggregate principal amount of $500 million bearing 6.00% annual interest and due December 2032.
(10)
In June 2025, Teva consummated a cash tender offer and extinguished $1,579 million aggregate principal amount of its
 3.15
% senior notes due 2026; $
351
million aggregate principal amount of its
 4.75
% senior notes due 2027; $
202
million aggregate principal amount of its
7.88
% senior notes due in 2029; and $
157
million aggregate principal amount of its
7.38
% senior notes due in 2029. The extinguishment resulted in a loss of $
10

million which was recorded under financial expenses, net.

(11)
Debt issuance costs as of June 30, 2025 include $13 million in connection with the issuance of the senior notes in May 2025, partially offset by $6 million acceleration of issuance costs related to the cash tender offer
.

(12)	In July 2025, Teva repaid $444 million of its 1% senior notes due 2025 at maturity.
*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8c.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Long-term
 debt was issued by severa
l indire
ct wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
Teva’s debt as of June 30, 2025 was effectively denominated in the following currencies: 55% in U.S. dollars, 42% in euro and 3% in Swiss franc.
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
Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of June 30, 2025, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
In the first six months of 2025, approximately 46% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
The Company enters into forward exchange contracts and purchases and writes options in order to hedge the currency exposure on balance sheet items, revenues and expenses. In addition, the Company takes measures to reduce its exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the subsidiaries within Teva. The currency hedged items are usually denominated in the following main currencies: euro, Swiss franc, British pound, Russian ruble, Canadian dollar, Polish złoty, Japanese yen, new Israeli shekel, Indian rupee and other currencies. Depending on market conditions, foreign currency risk is also managed through the use of foreign currency debt.
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
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of June 30, 2025, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

c.	Bifurcated embedded derivatives:
Upon the issuance of its sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and reduction of absolute greenhouse gas emissions, which were bifurcated and are accounted for separately as derivative financial instruments. As of June 30, 2025, the fair value of these derivative instruments is negligible.
d. Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value		Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$71	$71
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(50)	(24)
Other non-current liabilities:
Cross-currency interest rate swap-cash flow hedge (1)	(19)	—	—	—

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$252	$241	$244	$(138)
Cross-currency interest rate swap - cash flow hedge (1)	17	—	1	—

	Financial expenses, net		Other comprehensive income (loss)
	Six months ended,		Six months ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$477	$491	$744	$(255)
Cross-currency interest rate swap - cash flow hedge (1)	17	(8)	1	1
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$252	$241	$(4,176)	$(4,164)
Option and forward contracts (2)	(58)	(27)	—	—
Option and forward contracts economic hedge (3)	—	—	32	2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Financial expenses, net		Net revenues
	Six months ended,		Six months ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$477	$491	$(8,067)	$(7,983)
Option and forward contracts (2)	4	(37)	—	—
Option and forward contracts economic hedge (3)	—	—	60	(10)

(1)
In May 2025, Teva entered into a $
500

million notional amount of fixed to fixed cross-currency interest rate swaps relating to its
5.75
% senior notes due 2030 to hedge the foreign currency exchange risk of future principal and interest payments associated with the USD denominated notes. The cross-currency swaps synthetically convert part of the USD debt into CHF, aligning debt servicing costs with Teva’s inflows and reducing economic volatility. These swaps have been designated as cash flow hedges and the gain or loss on these swaps will be reported as a component of other comprehensive income and reclassified into earnings in each period during which the swaps affect earnings in the same line item associated with the USD denominated bonds.

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, British pound, Russian ruble, Canadian dollar, Polish
złoty
, Japanese yen, new Israeli shekel, Indian rupee and some other currencies to protect its projected operating results for 2025. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions against future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In the three months ended June 30, 2025, the negative impact from these derivatives recognized under revenues was $32 million. In the three months ended June 30, 2024, the negative impact from these derivatives recognized under revenues
was $2 million. In the six months ended June 30, 2025, the negative impact from these derivatives recognized under revenues was $60 million. In the six months ended June 30, 2024, the positive impact from these derivatives recognized under revenues was $10 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $17 million and $7 million were recognized under financial expenses, net, for each of the three months ended June 30, 2025 and 2024, and losses of $24 million and $14 million were recognized under financial expenses, net for each of the six months ended June 30, 2025 and 2024, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Pledged accounts receivables
In connection with the U.S. securitization program, accounts receivables, net of allowance for credit losses, include $673 million and $558 million as of June 30, 2025 and December 31, 2024, respectively, which are pledged by the SPV to PNC.

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the outstanding accounts payables
to suppliers
participating in these supplier finance programs were $196 million and $158 million, respectively.
NOTE 9 – Legal settlements and loss contingencies:
In the second quarter of 2025, Teva recorded expenses of $166 million in legal settlements and loss contingencies, compared to expenses of $83 million in the second quarter of 2024. Expenses in the second quarter of 2025 were mainly related to an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation, an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), and a provision recorded in connection with the antitrust litigation related to QVAR®. Expenses in the second quarter of 2024 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), as well as an update in the estimated provision related to the settlement of several opt-out
claims in connection with the Ontario Teachers Securities litigation, partially offset by an update to the estimated provision for the U.S. DOJ patient assistance program litigation. See note 10.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In the first six months of 2025, Teva recorded expenses of $252 million in legal settlements and loss contingencies, compared to $188 million in the first six months of 2024. Expenses in the first six months of 2025 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation, as well a provision recorded in connection with the antitrust litigation related to QVAR. Expenses in the first six months of 2024 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), as well as an update in the estimated provision related to the settlement of several opt-out
claims in connection with the Ontario Teachers Securities litigation.
As of June 30, 2025 and December 31, 2024, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $5,002 million and $4,881 million, respectively.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
Since July 2018, Teva and its subsidiaries have been parties to litigation relating to previously unknown nitrosamine impurities discovered in certain products. The nitrosamine impurities were allegedly found in the active pharmaceutical ingredient (“API”) supplied to Teva by multiple API manufacturers. Subsequently, Teva initiated recalls of losartan in April 2019 and metformin in June 2020, due to the presence of nitrosamine impurities.
Various nitrosamine litigations remain pending in the United States related to Teva’s valsartan, losartan, metformin and ranitidine products. There are currently two Multi-District Litigations (“MDL”) pending against Teva and other manufacturers, including one MDL in the U.S. District Court for the District of New Jersey with respect to Teva’s valsartan and losartan products, and another MDL in the U.S. District Court for the Southern District of Florida related to Teva’s ranitidine products.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The district court in the valsartan MDL originally scheduled the first trial to commence in the fourth quarter of 2024, but that trial has been postponed indefinitely. Bellwether trial workup based on personal injury claims involving Teva’s valsartan product is underway, and Teva’s first trial may occur no earlier than in the first quarter of 2026. Discovery is paused indefinitely in the MDL with respect to the losartan claims against Teva.
Certain generic manufacturers, including Teva, have also been named in a small number of state court actions brought by single plaintiffs asserting allegations similar to those in the aforementioned valsartan MDL. All of these state court matters are stayed, aside from a single case pending in New Jersey. Similar lawsuits are pending in Canada.
Teva was also named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s and other generic manufacturers’ metformin products. In December 2024, Teva reached a settlement on this matter that resolved all of the plaintiffs’ claims against Teva and the settlement agreement will be presented to the court for approval.
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
The litigation remains ongoing. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, alleging violations of state law and seeking restitution and civil penalties. The California state court case remains stayed. Annual sales of Niaspan
®
were approximately $416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties had the object and effect of hindering the entry of generic modafinil, and imposed fines totaling euro 60.5 million on Teva and Cephalon, potentially subject to post-decision interest. Teva and Cephalon filed an appeal against the decision in February 2021, and a judgment was issued on October 18, 2023 rejecting Teva’s grounds of appeal. A provision for this matter was included in the financial statements. In lieu of posting a cash bond, Teva has provided the European Commission with a bank guarantee in the amount of the imposed fines, plus post-decision interest. On January 4, 2024, Teva appealed the October 2023 judgment to the European Court of Justice. On March 27, 2025, the advocate general to the European Court of Justice issued a non-binding
opinion, recommending that Teva’s appeal be dismissed. The appeal otherwise remains pending.
Between September 2021 and April 2022, several private plaintiffs including retailers and health insurance providers filed claims in various courts against Teva and certain other defendants related to various medicines used to treat HIV, which were all removed and/or consolidated into the U.S. District Court for the Northern District of California. As they relate to Teva, the lawsuits challenged settlement agreements Teva entered into with Gilead in 2013 and/or 2014 to resolve patent litigation relating to Teva’s generic versions of Viread
®
and/or Truvada
®
and Atripla
®
, although plaintiffs abandoned any claim for damages relating to the Viread
®
settlement. In May 2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs and Teva recognized a provision for this matter based on such settlement. On June 30, 2023, the jury in the trial against the remaining plaintiffs issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims. On February 12, 2024, the court entered a judgment as to all claims against Teva. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, and the appeal is fully briefed. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In March 2021, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE
®
. On October 10, 2022, the European Commission issued a Statement of Objections, which sets forth its preliminary allegations that Teva had engaged in anti-competitive practices. On October 31, 2024, the European Commission announced its final decision, alleging that Teva had abused a dominant position in certain European member states by (i) filing and withdrawing certain divisional patents, and (ii) raising concerns about competitors’
follow-on
versions of COPAXONE. The decision also includes a fine of euro 462.6 million, potentially subject to post-decision interest. Teva filed an appeal against the decision with the General Court of the European Union in January 2025, and that appeal remains pending. In accordance with Accounting Standards Codification 450 “Accounting for Contingencies,” Teva recognized a provision in its financial statements in the third quarter of 2024, based on management’s current best estimate of the outcome within a range of outcomes for the final resolution of this case. Teva has provided the European Commission with surety underwritten guarantees in an amount of euro 462.6 million, together with specified post-decision interest, to cover the fine amount. Certain generic competitors in Europe have also brought similar antitrust claims against Teva in Germany and the Netherlands, which have been stayed. Teva could face additional claims from generic competitors, payors, or other private plaintiffs in Europe related to this matter.
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the U.S. District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, purported purchasers of COPAXONE filed claims against Teva in the U.S. District Court for the District of New Jersey on behalf of themselves and similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, additional purported purchasers of COPAXONE sued Teva in the U.S. District Court for the District of Vermont on behalf of themselves and similarly situated indirect purchasers of COPAXONE. The complaints variously assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”). Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva moved to dismiss all of the complaints, and on January 22, 2024, Teva’s motion to dismiss the complaint in the District of Vermont was granted as to certain state law claims but was otherwise denied. On February 27, 2025, the Special Master in the District of New Jersey issued reports and recommendations on Teva’s motions to dismiss the direct purchaser plaintiffs’ (“DPP”) complaint and the Mylan complaint, recommending dismissal of several aspects of the plaintiffs’ respective claims and allowing others to proceed. Mylan filed an objection with the District Court to certain of the Special Master’s recommendations for dismissal but not others. The objection remains pending. A decision on Teva’s remaining motions to dismiss the indirect purchasers’ complaint in the District of New Jersey remains pending. On April 30, 2025, the Special Master granted DPPs leave to replead one aspect of their claim but also granted Teva leave to file a renewed motion to dismiss the amended complaint; the DPPs waived any other objection. On May 30, 2025, the DPPs filed an amended complaint, which drops its class allegations and adds several new direct purchaser plaintiffs. Teva submitted its renewed motion to dismiss certain of DPPs’ allegations to the Special Master for resolution. In April 2025, in the Vermont purchaser action, Teva filed motions for partial judgment on the pleadings and a partial stay of discovery, but both motions were denied. On April 3, 2025, Walgreen Co., The Kroger Co., Albertsons Companies, Inc., and
H-E-B,
L.P. (“Retailers”), as
opt-outs
of the purported DPP class in the District of New Jersey, filed a complaint against Teva in the District of Vermont alleging claims similar to those filed by other plaintiffs and asserting a claim under the Sherman Act. On April 23, 2025, Teva filed a motion to dismiss or transfer the Retailers’ action from the District of Vermont to the District of New Jersey. Decisions on all three of those motions remain pending.

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
Opt-Out
Action. On August 5, 2024, plaintiffs filed amended complaints to which the defendants subsequently filed motions to dismiss, which remain pending. On December 16, 2024, five individual Insurer Opt Out plaintiffs, each of whom had added Teva and Natco as defendants in the Insurer Amended Complaint filed on August 5, 2024, filed new standalone complaints adding no new substantive allegations and naming Teva, Natco and other defendants as defendants. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and NUVIGIL
®
(armodafinil) filed a complaint in the U.S. District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an ANDA to sell generic EpiPen
®
, which Teva launched in 2018, following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated federal antitrust laws, the RICO Act, and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in opposition to Teva’s motion to dismiss the amended complaint, in which plaintiffs limited their claims only to those relating to the alleged delay of generic NUVIGIL. On March 26, 2024, the court issued its decision, which granted Teva’s motion in part, dismissing plaintiffs’ RICO claims and certain state law claims, but denied Teva’s motion regarding plaintiffs’ antitrust claims. On April 26, 2024, Teva sought certification to seek an interlocutory appeal of the decision, which the court denied on November 6, 2024. On June 14, 2024, the court entered orders bifurcating discovery and limiting the first phase to the question of the timeliness of plaintiffs’ claims. Substantially similar complaints were filed in the U.S. District Courts for the Central District of California and the Eastern District of New York on June 19, and June 23, 2025, respectively. By agreement, those complaints will be transferred to the District of Kansas. Annual sales of NUVIGIL in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012.
In May 2023, certain
end-payor
plaintiffs filed putative class action complaints in the U.S. District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR asthma inhalers in violation of state and federal antitrust laws and state consumer protection laws. On May 7, 2024, the court granted Teva’s motion to dismiss in part and denied its motion in part. The court dismissed plaintiffs’ claim that Teva had engaged in “sham litigation” and certain of plaintiffs’ state antitrust and consumer protection claims, but permitted the case to proceed on the remainder of plaintiffs’ allegations. On June 18, 2024, Teva answered in all cases and simultaneously moved for judgment on the pleadings pursuant to Rule 12(c). On June 28, 2024, Teva stipulated to the dismissal of the two direct purchaser plaintiffs’ claims, with prejudice. On November 6, 2024, the court granted in part Teva’s Rule 12(c) motion, dismissing plaintiffs’ reverse payment claim, while denying the remainder of Teva’s motion. Discovery in this case is ongoing. In the second quarter of 2025, Teva recognized a provision for this matter.
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
In May 2018, Teva received a civil investigative demand from the DOJ Civil Division pursuant to its investigation concerning allegations that generic pharmaceutical manufacturers, including Teva, engaged in market allocation and/or price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted in violation of the False Claims Act. On October 10, 2024, Teva entered into a settlement agreement with the Civil Division to resolve these allegations. Under the terms of the settlement, which includes no admission of wrongdoing, Teva is required to pay $25 million, consisting of $10 million that was paid in the fourth quarter of 2024 and $15 million that will be paid in 2025. Teva has recognized a provision for the resolution of this matter.

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
In the various complaints described above, which also include claims against certain former employees of Actavis and Teva USA, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. In April 2024, all three of the attorneys general’s lawsuits were transferred back to the U.S. District Court for the District of Connecticut where they were originally filed. The court has adopted a schedule for summary judgment in the attorneys general’s third complaint pursuant to which multiple groups of motions will be filed during 2025. Fact discovery in the first and second complaints was completed in July 2025.
Teva has settled with the states of Mississippi (in June 2021), Louisiana (in March 2022), Georgia (in September 2022), Arkansas (in October 2022), Florida (in February 2023), Kentucky (in June 2023), South Dakota (in June 2024), and New Mexico (in June 2024). Teva paid each state an amount proportional to its share of the national population (approximately $1,000,000 for each 1% share of the national population), and the states have dismissed their claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA, pursuant to these settlements. These settlements, in addition to the status of negotiations with several other U.S. state attorneys general to settle on comparable terms, caused management to consider settlement of the claims filed by the remaining attorneys general to be probable, and management recorded an estimated provision in the third quarter of 2022. In the second quarter of 2025, Teva updated the provision based on recent developments in its ongoing negotiations with certain remaining U.S. state attorneys general. The States of Alabama (in March 2022) and Hawaii (in August 2023) and the territories of American Samoa (in July 2020) and Guam (in February 2023) have all voluntarily dismissed all of their claims in the litigation against Actavis and Teva USA. The dismissals by Alabama, Hawaii and Guam were with prejudice and the dismissal by American Samoa was without prejudice.
Beginning on March 2, 2016, and through June 2025, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently a complaint filed by an indirect opt out plaintiff on June 9, 2025. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). These complaints have been brought against various manufacturer defendants, including Teva USA and Actavis, alleging that these defendants engaged in conspiracies to fix prices and/or allocate market share of generic products, and generally seeking injunctive relief and damages under federal antitrust law, as well as damages under various state laws. With limited exceptions, all fact discovery in the Pennsylvania MDL is scheduled to be completed in December 2025. The Pennsylvania MDL court had proposed holding a bellwether trial on a single drug, starting in August 2025, in a case in which Actavis (but not Teva) is a defendant. On March 7, 2025, the Pennsylvania MDL court granted the direct and indirect purchasers’ respective motions for class certification as to that bellwether drug, but on June 17, 2025, the United States Court of Appeals for the Third Circuit gave defendants permission to immediately appeal those grants of class certification, and the Pennsylvania MDL court has stayed the trial in the bellwether case against Actavis, in light of the Third Circuit’s ruling.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis. Following defendants’ request, the cases filed in the Court of Common Pleas of Philadelphia County have all been placed in deferred status. One plaintiff, Aetna Inc., filed a complaint in Connecticut state court on December 30, 2024. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. On March 14, 2025 and June 9, 2025, respectively, Walmart Inc. and Southwest Airlines, Inc. filed lawsuits against various manufacturers, including Teva and Actavis, in the Eastern District of Pennsylvania which will likely be transferred to the Pennsylvania MDL. On May 19, 2025, New York Quality Healthcare Corporation filed a lawsuit against various manufacturers, including Teva and Actavis, in New York Supreme Court, County of New York.
There is also one similar complaint brought in Canada, which is in its early stages and alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. In August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It was alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On October 10, 2024, Teva entered into a settlement agreement with the DOJ to resolve these claims. Under the terms of the settlement, which includes no admission of wrongdoing, Teva is required to pay $425 million over 6 years – $19 million was paid in the fourth quarter of 2024, $34 million will be paid in 2025, $49 million will be paid in each of 2026 and 2027, $99 million will be paid in 2028, and $175 million will be paid in 2029. The case was dismissed with prejudice on November 19, 2024. Teva has recognized a provision for the resolution of this case. Additionally, on January 8, 2021, Humana, Inc. (“Humana”) filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. In June 2023, Teva filed a joint motion to dismiss the amended complaint, together with co-defendant
Advanced Care Scripts, Inc., and on April 29, 2025 the court granted the motion to dismiss. On May 28, 2025, Humana re-filed
the case in Kentucky circuit court, alleging the same facts alleged in the Florida district court action. On November 17, 2022, United Healthcare also filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint, and on February 29, 2024, United Healthcare filed an amended complaint. On March 28, 2025, Teva moved for summary judgment limited to the statute of limitations defense as per the court’s order, and that motion is pending. On August 16, 2024, several MSP Recovery-related entities filed a putative class action against Teva and others in the U.S. District Court for the District of Kansas based on the alleged conduct in the DOJ PAP Complaint. On November 18, 2024, Teva filed a motion to dismiss the complaint, and on April 30, 2025, the Court granted the motion, dismissing all claims against Teva and its co-defendants.
The MSP Recovery-related plaintiffs did not appeal the decision and the deadline to appeal has passed.
In April 2021, a city and county in Washington filed claims against Teva in the U.S. District Court for the Western District of Washington for alleged violations of the RICO Act, Washington’s Consumer Protection Act, and unjust enrichment concerning Teva’s sale of COPAXONE. Plaintiffs purport to represent a nationwide class of health plans and a subclass of Washington-based health plans that purchased and/or reimbursed health plan members for COPAXONE. Plaintiffs allege that Teva engaged in several fraudulent schemes that resulted in plaintiffs and the putative class members purchasing and/or reimbursing plan members for additional prescriptions of COPAXONE and/or at inflated COPAXONE prices. Plaintiffs seek treble damages for the excess reimbursements and inflated costs, as well as injunctive relief. On November 17, 2021, Teva moved to dismiss the suit, on the grounds that plaintiffs’ claims are barred by the applicable statutes of limitations and the direct purchaser rule, suffer from jurisdictional defects, and fail to plausibly allege fraud or other elements of their claims. On March 9, 2023, the court held a hearing on the motion to dismiss, and a decision remains pending. On June 27, 2025, Teva filed a motion to lift the stay of discovery. That motion is not yet fully briefed.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
In June 2023, Teva finalized and fully resolved its nationwide settlement agreement with the states and litigating subdivisions. Under the financial terms of the nationwide settlement agreement with the states and subdivisions, Teva will pay up to $4.25 billion (including the already settled cases), spread over 13 years. This total includes the supply of up to $1.2 billion of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 10 years or cash at 20% of the wholesale acquisition cost ($240 million) in lieu of product. In September 2024, Teva reached and finalized an agreement with the City of Baltimore to settle its opioid-related claims for a total of $80 million (of which $35 million was paid in December 2024 and the remainder was paid in July 2025), averting a trial that was scheduled to begin on September 16, 2024.
With its settlement with the City of Baltimore, Teva has settled with 100% of the U.S. states and litigating political subdivisions and the Native American tribes (the “Tribes”). Teva’s estimated cash payments between 2025 and 2029 for all opioids settlements are: $419 million to be paid in 2025 (of which $47 million was paid as of June 30, 2025), $363 million payable in 2026; $364 million payable in 2027; $385 million payable in 2028; and $339 million payable in 2029. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2030.
Various Teva affiliates, along with several other pharmaceutical companies, were named as defendants in opioids cases initiated by approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Specifically, the lawsuits brought by the hospitals allege that they have incurred financial harm from increased operating costs for treating patients whose underlying illnesses are purportedly exacerbated or complicated by opioid addiction. In September 2024, Teva and the representatives for acute care hospitals finalized the terms of a proposed class settlement agreement. No eligible hospitals or healthcare providers opted out. On March 4, 2025, the court overseeing the hospital cases granted final approval for the settlement. Under the financial terms of the national settlement agreement, Teva will pay up to $126 million in cash, spread over 18 years, and supply up to $49 million of Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 7 years.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In light of the nationwide settlement agreement between Teva and the States’ Attorneys General and their subdivisions, Teva’s indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements reached with Louisiana, Texas, Rhode Island, Florida, San Francisco, West Virginia, New York, the Tribes, Nevada and the City of Baltimore, the agreement with the hospitals discussed above, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has recorded a provision. The provision is a reasonable estimate of the ultimate costs for Teva’s opioids settlements, after discounting payments to their net present value. Opioid-related lawsuits brought against Teva by dozens of third-party payers, such as unions and welfare funds, remain pending. A reasonable upper end of a range of loss cannot be determined for the entirety of the remaining opioid-related cases. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
In addition, Teva, certain of its subsidiaries and other defendants, are defending claims and putative class action lawsuits in Canada related to the manufacture, sale, marketing and distribution of opioid medications. The lawsuits include a claim by the Province of British Columbia on behalf of itself and a putative class of other federal and provincial governments, and claims of municipalities, First Nations, and persons who used opioids on behalf of themselves and putative classes. In November and December 2023, the British Columbia Supreme Court held a hearing regarding preliminary motions, including plaintiffs’ certification motion, which remain pending. On January 22, 2025, the court granted plaintiffs’ motion for class certification. Defendants appealed this decision, and a hearing on this appeal currently is scheduled for December 2025.
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
Item 103 of Regulation
S-K
promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions, unless the Company reasonably believes that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $300,000. The following matter is disclosed in accordance with that requirement. On July 8, 2021, the National Green Tribunal Principal Bench, New Delhi, issued an order against Teva’s subsidiary in India, Teva API India Private Limited, finding non-compliance
with environmental laws and assessing a penalty of $1.4 million. Teva filed an appeal before the Hon’ble Supreme Court of India, disputing certain of the findings and the amount of the penalty. On August 5, 2021, the Supreme Court issued notice and granted a stay of operation of the judgment passed by the National Green Tribunal Principal Bench. On April 8, 2025, the Supreme Court accepted the appeal filed by Teva’s subsidiary and it will be scheduled for hearing(s) in due course. The Company does not believe that the eventual outcome of such matter will have a material effect on its business.

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
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022, in which the three method of treatment patents were determined to be valid and infringed by Lilly and Teva was awarded $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva filed its opening appeal brief on February 2, 2024 and Lilly filed its responsive brief on April 19, 2024. Teva filed its responsive brief on May 29, 2024, and Lilly’s final brief was filed on July 19, 2024. The appeal hearing has been set for September 5, 2025.
In March 2024, Teva filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that Amarin Pharma, Inc., Amarin Pharmaceuticals Ireland Limited, and Amarin Corporation plc (collectively “Amarin”) engaged in a decade-long scheme to lock up the supply of icosapent ethyl to prevent and delay generic competition to its branded Vascepa
®
drug product. Teva’s lawsuit coincides with four other lawsuits brought by generic drug manufacturers and purchasers of branded Vascepa
®
 alleging the same or similar conduct by Amarin. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic icosapent ethyl drug sales that Teva could have made absent Amarin’s alleged interference. On May 24, 2024, Amarin filed a motion in the U.S. District Court for the District of Nevada, seeking to enforce the terms of an earlier Teva-Amarin agreement to settle patent litigation regarding Vascepa
®
, which Amarin asserts precludes Teva from filing the present antitrust action. Teva opposed this motion on June 7, 2024, and on December 4, 2024, the Nevada court denied Amarin’s motion. On March 25, 2025, Amarin filed a
“pre-motion
letter” with the District of New Jersey, where the case is pending, asking for permission to file a motion to dismiss on the same grounds as its motion in Nevada. Teva opposed Amarin’s request on April 14, 2025, and the issue remains pending. The Court has not yet acted on Amarin’s pre-motion
letter or granted it permission to file a motion to dismiss. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
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
NOTE 11 – Income taxes:
In the second quarter of 2025, Teva recognized a tax benefit of $78 million, on a pre-tax
income of $203 million. In the second quarter of 2024, Teva recognized a tax expense of $630 million, on a pre-tax
loss of $246 million.
Teva’s tax rate for the second quarter of 2025 was mainly affected by releases of uncertain tax positions, foreign exchange impact on deferred tax positions and interest and inflation adjustments related to the agreement with the Israeli Tax Authorities (“ITA”) mentioned below.
Teva’s tax rate for the second quarter of 2024 was mainly affected by the agreement with the ITA mentioned below, and impairments.
In the first six months of 2025, Teva recognized a tax benefit of $4 million, on a pre-tax
income of $497 million. In the first six months of 2024, Teva recognized a tax expense of $578 million, on a pre-tax
loss of $713 million.
Teva’s tax rate for the first six months of 2025 was mainly affected by releases of uncertain tax positions, foreign exchange impact on deferred tax positions and interest and inflation adjustments related to the agreement with the ITA mentioned below.
Teva’s tax rate for the first six months of 2024 was mainly affected by the agreement with the ITA, deferred tax benefits resulting from intellectual property related integration plans, impairments and interest expense disallowances.
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
Teva periodically assesses its valuation allowances against certain deferred tax assets. Depending on Teva’s operating results, changes in tax laws and other factors, Teva may need to adjust its valuation allowance. The timing and amount of such adjustments could vary based on the Company’s assessment and could result in the recognition or de-recognition
of certain deferred tax assets and a corresponding income tax effect in the period in which the change is recorded, which could be material.
Subsequent to the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. As of the date of this Quarterly Report on Form
10-Q,
the legislation contains certain provisions related to the extent of deductibility of interest expense for U.S. federal tax purposes, R&D costs and other depreciable property, as well as changes to U.S. taxation of foreign subsidiaries’ earnings, and other U.S. corporate tax law changes. Teva is evaluating the impact of this legislation on its annual income taxes, deferred tax assets and valuation allowances, and cash flow forecasts. The Company does not currently anticipate that the legislation will have a material impact on its consolidated financial statements. As the legislation was signed into law after June 30, 2025, the impacts were not included in the operating results for the second quarter of 2025.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva believes it has adequately provided for all of its uncertain tax positions, including items currently under dispute, however, adverse outcomes to any of these positions or disputes could be material.
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
NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets (*)	$58	$69	$14	$668
Contingent consideration	19	192	30	271
Restructuring	154	18	168	31
Other	1	1	(1)	(17)

Total	$232	$280	$210	$954

(*)	Including impairments related to exit and disposal activities.
Impairments
In the three months ended June 30, 2025, Teva recorded an expense of $58 million under impairments of tangible assets, compared to an expense of $69 million in the three months ended June 30, 2024. The expense for the three months ended June 30, 2025, was mainly related to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes a favorable impact related to the expected gain from reclassification of currency translation adjustments. The expense for the three months ended June 30, 2024, was mainly related to the expected loss from reclassification of currency translation adjustments in connection with the classification of the business venture in Japan as held for sale.
Impairments of tangible assets for the six months ended June 30, 2025 and 2024 were $14 million and $668 million, respectively. The impairment for the six months ended June 30, 2025 was mainly related to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes a favorable impact related to the expected gain from reclassification of currency translation adjustments. The impairments for the six months ended June 30, 2024 were mainly related to the classification of the business venture in Japan as held for sale (see note 2).
In addition, as part of the Company’s efforts to further focus its business by optimizing its portfolio and global manufacturing footprint to achieve additional operational efficiencies, the Company, from time to time, evaluates strategic alternatives for certain individual assets or asset groups. These strategic alternatives may include partnerships, joint ventures, redeployment of assets or divestitures. These actions may involve substantial impairment charges in the future depending on the ultimate course of action for these long-lived assets. Any such impairment charges are recorded in the period in which there is a triggering event or commitment to a probable transaction.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities and its Pivot to Growth strategy.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Contingent consideration
In the three months ended June 30, 2025, Teva recorded an expense of $19 million for contingent consideration, compared to an expense of $192 million in the three months ended June 30, 2024. The expenses in the three months ended June 30, 2025, were mainly related to lenalidomide capsules (the generic version of Revlimid
®
) and bendamustine (mainly the effect of the passage of time on the net present value of the discounted payments). The expenses in the three months ended June 30, 2024, were mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales.
In the six months ended June 30, 2025, Teva recorded an expense of $30 million for contingent consideration, compared to an expense of $271 million in the six months ended June 30, 2024. The expense in the first six months of 2025 was mainly related to lenalidomide capsules (the generic version of Revlimid
®
) (mainly the effect of the passage of time on the net present value of the discounted payments). The expense in the first six months of 2024 was mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales.
Restructuring
In the three months ended June 30, 2025, Teva recorded $154 million of restructuring expenses, compared to $18 million in the three months ended June 30, 2024. Expenses in the three months ended June 30, 2025 were primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations, mainly through headcount reductions. Expenses for the three months ended June 30, 2024 were primarily related to network consolidation activities.
In the six months ended June 30, 2025, Teva recorded $168 million of restructuring expenses, compared to $31 million in the six months ended June 30, 2024. Expenses for the six months ended June 30, 2025 were primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations, mainly through headcount reduction. Expenses for the six months ended June 30, 2024 were primarily related to network consolidation activities.
Under Teva’s Transformation programs announced on May 7, 2025, Teva expects to achieve such cost savings through a variety of initiatives including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend in the following years. These Transformation programs are expected to result in the reduction of approximately 8% of Teva’s total work force as of December 31, 2024, by the end of 2027.
The following tables provide the components of the Company’s restructuring costs:

	Three months ended June 30,
	2025	2024
	(U.S. $ in millions)
Restructuring
Employee termination	$151	$13
Other	3	5

Total	$154	$18

	Six months ended June 30,
	2025	2024
	(U.S. $ in millions)
Restructuring
Employee termination	$163	$20
Other	5	11

Total	$168	$31

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2025	$(55)	$(13)	$(68)
Provision	(163)	(5)	(168)
Utilization and other*	50	4	54

Balance as of June 30, 2025	$(168)	$(14)	$(182)

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2024	$(75)	$(7)	$(82)
Provision	(20)	(11)	(31)
Utilization and other*	46	12	58

Balance as of June 30, 2024	$(49)	$(6)	$(55)

*	Includes adjustments for foreign currency translation.
NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, including fully vested restricted share units (“RSUs”) and performance share units (“PSUs”) during the period, net of treasury shares.
In computing diluted earnings per share for the three and six months ended June 30, 2025, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution that could occur upon
the
exercise of convertible
senior debentures, since they had an anti-dilutive effect on earnings per share.
In computing diluted loss per share for the three and six months ended June 30, 2024, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended June 30, 2025 and 2024 were 1,161 million shares and 1,133 million shares, respectively.
The weighted average diluted shares outstanding used for the fully diluted share calculations for the six months ended June 30, 2025 and 2024 were 1,159 million shares and 1,128 million shares, respectively.
Basic earnings per share was $0.25 for the three months ended June 30, 2025, compared to basic loss per share of $0.75 for the three months ended June 30, 2024.
Diluted earnings per share was $0.24 for the three months ended June 30, 2025, compared to diluted loss per share of $0.75 for the three months ended June 30, 2024.
Basic
and diluted
earnings per share was $0.43 for the six months ended June 30, 2025, compared to basic and diluted loss
per share of $0.87 for the six months ended June 30, 2024.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2024, net of taxes	$(2,857)	$(238)	$(52)	$(3,148)

Other comprehensive income (loss) before reclassifications	558	—	—	558
Amounts reclassified to the statements of income	—	24	(1)	23
Release of cumulative translation adjustments**	181	—	—	181

Net other comprehensive income (loss) before tax	739	24	(1)	762

Corresponding income tax	45	—	—	45

Net other comprehensive income (loss) after tax*	694	24	(1)	717

Balance as of June 30, 2025, net of taxes	$(2,163)	$(214)	$(53)	$(2,431)

*	Amounts do not include a $27 million gain from foreign currency translation adjustments attributable to redeemable and non-redeemable non-controlling interests.
**	In connection with the sale of Teva’s business venture in Japan.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2023, net of taxes	$(2,384)	$(266)	$(46)	$(2,697)

Other comprehensive income (loss) before reclassifications	(205)	—	1	(204)
Amounts reclassified to the statements of income	—	14	(2)	12

Net other comprehensive income (loss) before tax	(205)	14	(1)	(192)

Corresponding income tax	8	—	—	8

Net other comprehensive income (loss) after tax*	(197)	14	(1)	(184)

Balance as of June 30, 2024, net of taxes	$(2,581)	$(252)	$(47)	$(2,881)

*	Amounts do not include a $74 million loss from foreign currency translation adjustments attributable to non-controlling interests.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15 – Segments:
Teva operates its business and reports its financial results in the following
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
Teva’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the three identified reportable segments, namely the United States, Europe and International Markets, to make decisions about resources to be allocated to the segments and assess their performance.
The key areas of focus by the CODM for allocation of resources are revenues from each reportable segment, as well as operating expenses (cost of sales, R&D expenses, S&M expenses, G&A expenses, and other). While the CODM analyzes each of these categories, the CODM focuses particularly on period-over-period fluctuations and budget-to-actual
variances to determine the right allocation of resources to be attributed to each segment to ensure profitability is maximized.
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

a.	Segment information:

	Three months ended June 30,
	2025
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,151	$1,298	$495
Cost of sales	901	581	251
R&D expenses	152	59	24
S&M expenses	279	228	114
G&A expenses	113	66	32
Other	§	§	(1)

Segment profit	$706	$364	$74

§	Represents an amount less than $0.5 million .

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,110	$1,213	$593
Cost of sales	943	536	307
R&D expenses	170	62	30
S&M expenses	270	209	145
G&A expenses	100	64	38
Other	(1)	§	§

Segment profit	$629	$342	$73

§	Represents an amount less than $0.5 million.

	Six months ended June 30,
	2025
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$4,060	$2,492	$1,077
Cost of sales	1,752	1,117	556
R&D expenses	306	120	49
S&M expenses	552	427	232
G&A expenses	208	135	72
Other	3	§	(2)

Segment profit	$1,239	$693	$171

§	Represents an amount less than $0.5 million.

	Six months ended June 30,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$3,835	$2,485	$1,190
Cost of sales	1,809	1,070	607
R&D expenses	324	118	58
S&M expenses	530	403	263
G&A expenses	193	130	73
Other	(1)	§	(1)

Segment profit	$979	$764	$190

§	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended
June 30
, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(U.S. $ in millions)		(U.S. $ in millions)
United States profit	$706	$629	$1,239	$979
Europe profit	364	342	693	764
International Markets profit	74	73	171	190

Total reportable segments profit	1,144	1,043	2,102	1,933
Profit (loss) of other activities	(11)	12	(23)	15

Amounts not allocated to segments:
Amortization	148	146	292	298
Other assets impairments, restructuring and other items	232	280	210	954
Goodwill impairment	—	400	—	400
Intangible assets impairments	42	61	163	141
Legal settlements and loss contingencies	166	83	249	188
Other unallocated amounts	91	91	190	190

Consolidated operating income (loss)	455	(5)	975	(223)

Financial expenses, net	252	241	477	491

Consolidated income (loss) before income taxes	$203	$(246)	$497	$(713)

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three months ended June 30, 2025 and 2024:

United States	Three months ended June 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$961	$1,023
AJOVY ®	63	42
AUSTEDO	495	407
BENDEKA ® and TREANDA ®	40	41
COPAXONE	62	81
UZEDY	54	24
Anda	365	373
Other	111	119

Total	$2,151	$2,110

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

United States	Six months ended June 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$1,809	$1,831
AJOVY	117	87
AUSTEDO	891	689
BENDEKA and TREANDA	76	87
COPAXONE	116	111
UZEDY	93	40
Anda	738	754
Other	220	237

Total	$4,060	$3,835

Europe	Three months ended June 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,040	$970
AJOVY	71	52
COPAXONE	50	53
Respiratory products	55	57
Other*	81	81

Total	$1,298	$1,213

*	Other revenues in the second quarter of 2025 include the sale of certain product rights.

Europe	Six months ended June 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$2,029	$1,974
AJOVY	129	102
COPAXONE	92	110
Respiratory products	110	123
Other*	132	175

Total	$2,492	$2,485

*	Other revenues in the first six months of 2025 include the sale of certain product rights.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

International markets	Three months ended June 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$410	$486
AJOVY	20	22
AUSTEDO	3	12
COPAXONE	7	14
Other	55	59

Total	$495	$593

International markets	Six months ended June 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$878	$963
AJOVY	48	39
AUSTEDO	18	26
COPAXONE	17	25
Other*	116	136

Total	$1,077	$1,190

*	Other revenues in the first six months of 2025 include the sale of certain product rights.

4
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are classified in the tables below in one of the three categories of fair value levels:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,360	$—	$—	$1,360
Cash, deposits and other	801	—	—	801
Investment in securities:
Equity securities	13	—	—	13
Other	1	—	—	1
Derivatives:
Asset derivatives:
Options and forward contracts	—	71	—	71
Liability derivatives:
Options and forward contracts	—	(50)	—	(50)
Cross currency interest rate swap	—	(19)	—	(19)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	—	—	(303)	(303)

Total	$2,175	$2	$(303)	$1,874

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,005	$—	$—	$2,005
Cash, deposits and other	1,295	—	—	1,295
Investment in securities:
Equity securities	12	—	—	12
Other	3	—	—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	71	—	71
Liability derivatives:
Options and forward contracts	—	(24)	—	(24)
Bifurcated embedded derivatives	—	—	§	—
Contingent consideration*	$—	—	(401)	(401)

Total	3,315	$47	$(401)	$2,961

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

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
8.25
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
The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Six months ended June 30, 2025	Six months ended June 30, 2024
	(U.S. $ in millions)
Fair value at the beginning of the period	$(401)	(477)
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Allergan transaction	(21)	(239)
Eagle transaction	(8)	(31)
Novetide transaction	(1)	(1)
Settlement of contingent consideration:
Allergan transaction	103	102
Eagle transaction	23	28
Novetide transaction	2	2

Fair value at the end of the period	$(303)	$(616)

§	Represents an amount less than $0.5 million.
Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	June 30, 2025	December 31, 2024
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$16,673	$15,717
Senior notes and convertible senior debentures included under short-term debt	460	1,779

Total	$17,133	$17,496

*	The fair value was estimated based on quoted market prices.

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
non-controlling
interest”.
Commensurate with the sale of the BV, Teva redeemed the remaining balance of the redeemable non-controlling
interest with consideration of $38 million, following which, such balance was zero, as of March 31, 2025.
Changes in the carrying amount of the redeemable
non-controlling
interests for the period ended June 30, 2025 were as follows:

Redeemable non-controlling interests
(U.S. $ in millions)
Balance as of December 31, 2024	$340

Changes during the period:
Share in comprehensive income (loss)	33
Dividend payment	(340)
Purchase of shares from redeemable non-controlling interests	(38)
Other adjustments related to redeemable non-controlling interests	6

Balance as of June 30, 2025	$—

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements

(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leading innovative biopharmaceutical company, enabled by a world-class generics business. For over 120 years, our commitment has never wavered. From innovating in the fields of neuroscience and immunology to providing complex generic medicines, biosimilars and pharmacy brands worldwide.

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

Pivot to Growth Strategy

In the second quarter of 2025, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, announced in May 2023, and entered into its second phase. During this second phase of “Accelerate Growth,” we expect to focus on growing our innovative portfolio, aligning capital allocation to invest in the highest value activities, and optimizing our organization and operations for cost savings. Under Teva’s Transformation programs announced on May 7, 2025, we expect to achieve such cost savings through a variety of initiatives including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend in the following years.

Macroeconomic and Geopolitical Environment

In recent years, the global economy has been impacted by fluctuating foreign exchange rates. In the second quarter of 2025, approximately 45% of our revenues were denominated in currencies other than the U.S. dollar and we manufacture our products largely outside of the United States. Fluctuations in the U.S. dollar versus other currencies in which we operate may materially impact our revenues, results of operations, profits and cash flows. Additionally, in recent years, in many of the markets in which we operate, we experienced higher levels of inflation resulting in higher interest rates, though in certain other markets, such as the EU, we recently experienced a decrease in inflation which resulted in lower interests rates. Although inflationary and other macroeconomic pressures have and may continue to ease, the higher costs we have experienced during recent periods have already impacted our operations and may continue to have an effect on our financial results. The global economy has also been impacted by geopolitical tensions which have resulted in disruptions to global supply chains, including our internal supply chain, as well as ongoing developments regarding international trade policies. The U.S. Government recently announced tariffs on products imported from several jurisdictions in which we operate and source our raw materials from, and has made announcements regarding the potential imposition of tariffs on other jurisdictions. Certain of the announced tariffs have been delayed and we are currently assessing the potential impact on our supply chain and our global operations. However, the U.S. Government may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response. Any of these actions could impact our costs and our global operations. Since October 2023, Israel has been in a state of war on multiple fronts involving the Gaza Strip and other countries and regions in the Middle East, including most recently the Islamic Republic of Iran. As of the date of this Quarterly Report on Form 10-Q, this situation remains ongoing. Despite these conditions, our global headquarters as well as several of our manufacturing and R&D facilities are located in Israel and operations there currently remain largely unaffected.

Highlights

Significant highlights in the second quarter of 2025 included:

•

Revenues in the second quarter of 2025 were $4,176 million, flat in U.S. dollars, or a decrease of 1% in local currency terms compared to the second quarter of 2024. This decrease was mainly due to lower revenues from generic products in our International Markets segment associated with the divestment of our business venture in Japan, as well as in our U.S. segment, and a decrease in revenues from COPAXONE, partially offset by an increase in revenues from our key innovative products AUSTEDO, AJOVY and UZEDY.

•

Our U.S. segment generated revenues of $2,151 million and segment profit of $706 million in the second quarter of 2025. Revenues increased by 2% and segment profit increased by 12% compared to the second quarter of 2024.

•

Our Europe segment generated revenues of $1,298 million and segment profit of $364 million in the second quarter of 2025. Revenues increased by 7% in U.S. dollars, or 3% in local currency terms, compared to the second quarter of 2024. Segment profit increased by 6% compared to the second quarter of 2024.

•

Our International Markets segment generated revenues of $495 million and segment profit of $74 million in the second quarter of 2025. Revenues decreased by 17% in U.S. dollars, compared to the second quarter of 2024. In local currency terms revenues decreased by 16%, compared to the second quarter of 2024. Segment profit increased by 1% compared to the second quarter of 2024.

•	Our revenues from other activities in the second quarter of 2025 were $232 million. Revenues decreased by 7% in U.S. dollars, or 9% in local currency terms, compared to the second quarter of 2024.

•

Exchange rate movements during the second quarter of 2025, net of hedging effects, positively impacted our revenues by $49 million and had a negligible impact on operating income, compared to the second quarter of 2024.

•	Gross profit margin was 50.3% in the second quarter of 2025, compared to 48.6% in the second quarter of 2024.

•	R&D expenses, net in the second quarter of 2025 were $244 million, a decrease of 9% compared to $269 million in the second quarter of 2024.

•

Impairments of identifiable intangible assets were $42 million in the second quarter of 2025, compared to $61 million in the second quarter of 2024. See note 5 to our consolidated financial statements.

•

We recorded legal settlements and loss contingencies of $166 million in the second quarter of 2025, compared to $83 million in the second quarter of 2024. See note 9 to our consolidated financial statements.

•	Operating income was $455 million in the second quarter of 2025, compared to an operating loss of $5 million in the second quarter of 2024.

•

In the second quarter of 2025, we recognized a tax benefit of $78 million, on a pre-tax income of $203 million. In the second quarter of 2024, we recognized a tax expense of $630 million, on a pre-tax loss of $246 million. See note 11 to our consolidated financial statements.

•	As of June 30, 2025, our debt was $17,227 million, compared to $17,783 million as of December 31, 2024. See note 7 to our consolidated financial statements.

•

Cash flow generated from operating activities during the second quarter of 2025 was $227 million, compared to $103 million of cash flow generated from operating activities in the second quarter of 2024. The higher cash flow generated from operating activities in the second quarter of 2025 resulted mainly from higher profit in our U.S. segment, and a positive impact from accounts receivables, net of SR&A mainly due to collection timing, partially offset by higher sequential inventory levels, as well as higher tax payments.

•

During the second quarter of 2025, we generated free cash flow of $476 million, which we define as comprising $227 million in cash flow generated from operating activities, $336 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $9 million of proceeds from divestitures of businesses and other assets, partially offset by $96 million in cash used for capital investment. During the second quarter of 2024, we generated free cash flow of $324 million. The increase in the second quarter of 2025, resulted mainly from higher cash flow generated from operating activities.

Results of Operations

Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,151	100%	$2,110	100%
Cost of sales	901	41.9%	943	44.7%
Gross profit	1,250	58.1%	1,167	55.3%
R&D expenses	152	7.0%	170	8.1%
S&M expenses	279	13.0%	270	12.8%
G&A expenses	113	5.2%	100	4.7%
Other	§	§	(1)	§

Segment profit*	$706	32.8%	$629	29.8%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

United States Revenues

Revenues from our United States segment in the second quarter of 2025 were $2,151 million, an increase of $41 million, or 2%, compared to the second quarter of 2024. This increase was mainly due to higher revenues from our innovative products, mainly AUSTEDO, UZEDY and AJOVY, partially offset by lower revenues from generic products and COPAXONE.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$961	$1,023	(6%)
AJOVY	63	42	53%
AUSTEDO	495	407	22%
BENDEKA and TREANDA	40	41	(3%)
COPAXONE	62	81	(23%)
UZEDY	54	24	120%
Anda	365	373	(2%)
Other	111	119	(7%)

Total	$2,151	$2,110	2%

Generic products (including biosimilars) revenues in our United States segment in the second quarter of 2025 were $961 million, a decrease of 6% compared to the second quarter of 2024. This decrease was mainly driven by lower revenues from lenalidomide capsules (the generic version of Revlimid®) and liraglutide injection 1.8mg (an authorized generic of Victoza®), driven primarily by increased competition, partially offset by higher revenues from our portfolio of biosimilar products.

Among the most significant generic products we sold in the United States in the second quarter of 2025 were lenalidomide capsules (the generic version of Revlimid®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®) and Truxima® (the biosimilar to Rituxan®). In the second quarter of 2025, our total prescriptions were approximately 266 million (based on trailing twelve months), representing 6.9% of total U.S. generic prescriptions, compared to approximately 303 million (based on trailing twelve months), representing 7.9% of total U.S. generic prescriptions in the second quarter of 2024, all according to IQVIA data.

On April 7, 2025, Teva and Samsung Bioepis Co., Ltd. announced the availability of, and subsequently launched, EPYSQLI® (eculizumab-aagh), a biosimilar to Soliris® (eculizumab), in the U.S., for the treatment of paroxysmal nocturnal hemoglobinuria (PNH), atypical hemolytic uremic syndrome (aHUS) and generalized myasthenia gravis (gMG) in adult patients who are anti-acetylcholine receptor (AchR) antibody positive.

AJOVY revenues in our United States segment in the second quarter of 2025 were $63 million, an increase of 53% compared to the second quarter of 2024, mainly due to an increase in sales allowance due to a non-recurring item in the second quarter of 2024, and growth in volume in the second quarter of 2025. In the second quarter of 2025, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 31.0% out of subcutaneous injectable anti- CGRP class, compared to 28.6% in the second quarter of 2024.

AJOVY is indicated for the preventive treatment of migraine in adults and was launched in the U.S. in 2018. AJOVY is the only anti-CGRP subcutaneous product indicated for both quarterly and monthly dosing options. In April 2025, the FDA accepted Teva’s supplemental Biologics License Application (sBLA) for AJOVY to expand the indication to include children and adolescents.

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

In October 2017, we filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted IPR petitions to the PTAB, challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022, in which the three method of treatment patents were determined to be valid and infringed by Lilly, and Teva was awarded $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva appealed this ruling on October 24, 2023, and the matter is fully briefed. The appeal hearing has been set for September 5, 2025.

In addition, in 2018, we entered into separate agreements with Alder Biopharmaceuticals, Inc. and Lilly resolving the European Patent Office oppositions that they filed against our AJOVY patents. The settlement agreement with Lilly also resolved Lilly’s action to revoke the patent protecting AJOVY in the United Kingdom.

AUSTEDO revenues in our United States segment in the second quarter of 2025 were $495 million, an increase of 22%, compared to $407 million in the second quarter of 2024. This increase was mainly due to growth in volumes, including the approval of AUSTEDO XR as a one pill, once-daily treatment in 2024.

AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia in adults.

AUSTEDO is protected in the United States by 14 Orange Book patents expiring between 2031 and 2038. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. On April 29, 2022 and June 8, 2022, we reached agreements with Lupin and Aurobindo, respectively, to sell their generic products beginning in April 2033, or earlier under certain circumstances. In addition, Apotex filed a petition for IPR by the Patent and Trial Appeal Board (“PTAB”) of the patent covering the deutetrabenazine compound that expires in 2031. On March 9, 2022, the U.S. Patent and Trademark Office denied Apotex’s petition and declined to institute a review of the deutetrabenazine patent. In China, invalidity proceedings were initiated against the deutetrabenazine compound patent by a local Chinese pharmaceutical company, and were discontinued following a settlement between the parties. There are no further patent litigations pending regarding AUSTEDO at this time.

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

On January 17, 2025, the Centers for Medicare and Medicaid Services (“CMS”) released a list of prescription medicines selected for price-setting discussions, which included AUSTEDO and AUSTEDO XR. The price-setting process has commenced, and the revised prices set by the U.S. Government, which will apply to eligible Medicare patients, are expected to become effective on January 1, 2027. As the price-setting process is still in its early stages, the extent to which prices for AUSTEDO and AUSTEDO XR will change as a result of such discussions remains uncertain.

UZEDY (risperidone) extended-release injectable suspension revenues in our United States segment in the second quarter of 2025 were $54 million, an increase of 120% compared to the second quarter of 2024, mainly due to growth in volume.

UZEDY was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is a subcutaneous, long-acting formulation of risperidone that controls the steady release of risperidone. UZEDY is protected by four Orange Book patents expiring between 2027 and 2040. UZEDY is protected by regulatory exclusivity until April 28, 2026. We are moving forward with plans to launch UZEDY in other countries around the world. UZEDY faces competition from multiple products.

BENDEKA and TREANDA combined revenues in our United States segment in the second quarter of 2025 were $40 million, a decrease of 3% compared to the second quarter of 2024, mainly due to competition from alternative therapies, as well as from generic bendamustine products.

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

COPAXONE revenues in our United States segment in the second quarter of 2025 were $62 million, a decrease of 23% compared to the second quarter of 2024, mainly due to market share erosion and competition.

The market for MS treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral branded and generic treatments for MS, such as Tecfidera® (dimethyl fumarate) and Gilenya® (fingolimod) continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies, such as Ocrevus®, Kesimpta® and Tysabri®.

Anda revenues from third-party products in our United States segment in the second quarter of 2025 were $365 million, a decrease of 2%, compared to $373 million in the second quarter of 2024. This decrease was mainly due to lower volumes. Anda, our distribution business in the United States, distributes generic and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States.

Anda competes in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Product Launches and Pipeline

In the second quarter of 2025, we launched the generic and biosimilar version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Ticagrelor Tablets	Brilinta® tablets	May	$1,305
EPYSQLI (eculizumab-aagh)	Soliris®	April	$367
Perampanel Tablets CIII	Fycoma® CIII	May	$217
Phentermine and Topiramate Extended-release Capsules	Qsymia®	May	$63
Hydroxyzine Hydrochloride Tablets, USP**	N/A	June	$17

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Product was re-launched.

As of June 30, 2025, our generic products pipeline in the United States includes 128 product applications awaiting FDA approval, including 69 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended March 31, 2025 of approximately $128 billion, according to IQVIA. Approximately 74% of pending applications include a paragraph IV patent challenge, and we believe we are first-to-file with respect to 55 of these products, or 81 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $80 billion in U.S. brand sales for the twelve months ended March 31, 2025, according to IQVIA.

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

In the second quarter of 2025, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name		Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Azacitidine Tablets, 200 mg and 300 mg	Onureg	®	$141
Octreotide Delayed-release Capsules, 20** mg	Mycapssa	®	No Data

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Mycapssa® ships directly to patients, no IQVIA data is available.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States Gross Profit

Gross profit from our United States segment in the second quarter of 2025 was $1,250 million, an increase of 7%, compared to $1,167 million in the second quarter of 2024.

Gross profit margin for our United States segment in the second quarter of 2025 increased to 58.1%, compared to 55.3% in the second quarter of 2024. This increase was mainly due to a favorable mix of products primarily driven by higher revenues from AUSTEDO.

United States R&D Expenses

R&D expenses relating to our United States segment in the second quarter of 2025 were $152 million, a decrease of 11%, compared to $170 million in the second quarter of 2024.

For a description of our R&D expenses in the second quarter of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the second quarter of 2025 were $279 million, an increase of 3%, compared to $270 million in the second quarter of 2024. This increase was mainly due to promotional activities related to our key innovative products.

United States G&A Expenses

G&A expenses relating to our United States segment in the second quarter of 2025 were $113 million, an increase of 13% compared to $100 million in the second quarter of 2024.

For a description of our G&A expenses in the second quarter of 2025, see “—Teva Consolidated Results—General and Administrative (G&A) Expenses” below.

United States Profit

Profit from our United States segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our United States segment in the second quarter of 2025 was $706 million, an increase of 12% compared to $629 million in the second quarter of 2024. This increase was mainly due to higher gross profit, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,298	100%	$1,213	100%
Cost of sales	581	44.8%	536	44.2%
Gross profit	717	55.2%	677	55.8%
R&D expenses	59	4.6%	62	5.1%
S&M expenses	228	17.5%	209	17.2%
G&A expenses	66	5.1%	64	5.3%
Other	§	§	§	§

Segment profit*	$364	28.0%	$342	28.2%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the second quarter of 2025 were $1,298 million, an increase of 7%, or $85 million, compared to the second quarter of 2024. In local currency terms, revenues increased by 3% compared to the second quarter of 2024, mainly due to proceeds from the sale of certain product rights, higher revenues from AJOVY and higher revenues from generic products.

In the second quarter of 2025, revenues were positively impacted by exchange rate fluctuations of $46 million, net of hedging effects, compared to the second quarter of 2024. Revenues in the second quarter of 2025, included $25 million from a negative hedging impact, which is included in “Other” in the table below. Revenues in the second quarter of 2024 included $3 million from a positive hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,040	$970	7%
AJOVY	71	52	38%
COPAXONE	50	53	(6%)
Respiratory products	55	57	(3%)
Other*	81	81	1%

Total	$1,298	$1,213	7%

*	Other revenues in the second quarter of 2025 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the second quarter of 2025, were $1,040 million, an increase of 7% compared to the second quarter of 2024. In local currency terms, revenues increased by 1%, mainly due to OTC price increases, as well as revenues from recently launched products, partially offset by lower volumes.

AJOVY revenues in our Europe segment in the second quarter of 2025 increased by 38% to $71 million, compared to $52 million in the second quarter of 2024. In local currency terms revenues increased by 30% due to growth in volume.

For information about AJOVY patent protection, see “—United States Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the second quarter of 2025 were $50 million, a decrease of 6% compared to the second quarter of 2024. In local currency terms revenues decreased by 11%, due to price reductions and a decline in volume resulting from the availability of alternative therapies and competing glatiramer acetate products.

In certain countries, Teva remains in litigation against generic companies regarding COPAXONE.

Respiratory products revenues in our Europe segment in the second quarter of 2025 were $55 million, a decrease of 3% compared to the second quarter of 2024. In local currency terms, revenues decreased by 8%, mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of June 30, 2025, our generic products pipeline in Europe included 273 generic approvals relating to 30 compounds in 67 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,490 marketing authorization applications are pending approval in 37 European countries, relating to 97 compounds in 215 formulations. No applications are pending with the EMA.

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

Europe Gross Profit

Gross profit from our Europe segment in the second quarter of 2025 was $717 million, an increase of 6% compared to $677 million in the second quarter of 2024.

Gross profit margin for our Europe segment in the second quarter of 2025 decreased to 55.2%, compared to 55.8% in the second quarter of 2024. This decrease was mainly due to a negative impact from hedging activities and an unfavorable mix of products, partially offset by proceeds from the sale of certain product rights.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the second quarter of 2025 were $59 million, a decrease of 5% compared to $62 million in the second quarter of 2024.

For a description of our R&D expenses in the second quarter of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the second quarter of 2025 were $228 million, an increase of 9% compared to $209 million in the second quarter of 2024. This increase was mainly due to exchange rate fluctuations as well as to support revenue growth of our generic and key innovative products, including new launches.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the second quarter of 2025 were $66 million, an increase of 3% compared to $64 million in the second quarter of 2024.

For a description of our G&A expenses in the second quarter of 2025, see “—Teva Consolidated Results—General and Administrative (G&A) Expenses” below.

Europe Profit

Profit from our Europe segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the second quarter of 2025 was $364 million, an increase of 6%, compared to $342 million in the second quarter of 2024. This increase was mainly due to higher gross profit, partially offset by higher S&M expenses, as discussed above.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$495	100%	$593	100%
Cost of sales	251	50.8%	307	51.7%
Gross profit	243	49.2%	286	48.3%
R&D expenses	24	4.9%	30	5.1%
S&M expenses	114	23.0%	145	24.5%
G&A expenses	32	6.6%	38	6.4%
Other	(1)	§	§	§

Segment profit*	$74	14.9%	$73	12.3%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

International Markets Revenues

Our International Markets segment includes all countries in which we operate other than the United States and the countries included in our Europe segment. The International Markets segment covers a substantial portion of the global pharmaceutical industry, including more than 35 countries.

The countries in our International Markets segment include highly regulated, mainly generic markets, such as Canada and Israel, and branded generics-oriented markets, such as Russia and certain Latin America markets.

On March 31, 2025, we closed the agreement with JKI Co. Ltd., established by the fund managed and operated by private equity firm J-Will Partners Co. Ltd., to sell our Teva-Takeda business venture in Japan, which includes generic products and legacy products. See note 2 and note 17 to our consolidated financial statements.

As of the date of this Quarterly Report on Form 10-Q, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results and we have no manufacturing or R&D facilities in these markets. During the three months ended June 30, 2025, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, in the three months ended June 30, 2025 we partially hedged our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. However, as of the end of the second quarter of 2025, we hedge a small part of our projected net revenues in Russian ruble for 2025. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in the second quarter of 2025 were $495 million, a decrease of 17% compared to the second quarter of 2024. In local currency terms, revenues decreased by 16% compared to the second quarter of 2024. This decrease was mainly due to the divestment of our business venture in Japan.

In the second quarter of 2025, revenues were negatively impacted by exchange rate fluctuations of $2 million, including hedging effects, compared to the second quarter of 2024. Revenues in the second quarter of 2025 included $8 million from a negative hedging impact, compared to a negative hedging impact of $5 million in the second quarter of 2024, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$410	$486	(16%)
AJOVY	20	22	(7%)
AUSTEDO	3	12	(76%)
COPAXONE	7	14	(50%)
Other	55	59	(6%)

Total	$495	$593	(17%)

Generic products revenues (including OTC and biosimilar products) in our International Markets segment were $410 million in the second quarter of 2025, a decrease of 16% in both U.S. dollars and local currency terms, compared to the second quarter of 2024, mainly due to the divestment of our business venture in Japan.

AJOVY was launched in certain markets in our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. AJOVY revenues in our International Markets segment in the second quarter of 2025 were $20 million, compared to $22 million in the second quarter of 2024, mainly due to timing of shipments.

AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China. In April 2025, AUSTEDO received marketing authorization in South Korea. We continue to pursue additional submissions in various other markets.

AUSTEDO revenues in our International Markets segment in the second quarter of 2025 were $3 million compared to $12 million in the second quarter of 2024. In local currency terms, revenues decreased by 75%, mainly due to timing of shipments.

COPAXONE revenues in our International Markets segment in the second quarter of 2025 were $7 million compared to $14 million in the second quarter of 2024.

International Markets Gross Profit

Gross profit from our International Markets segment in the second quarter of 2025 was $243 million, a decrease of 15% compared to $286 million in the second quarter of 2024.

Gross profit margin for our International Markets segment in the second quarter of 2025 increased to 49.2%, compared to 48.3% in the second quarter of 2024. This increase was mainly due to a favorable mix of products, mainly in connection with the divestment of our business venture in Japan.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the second quarter of 2025 were $24 million, a decrease of 19% compared to the second quarter of 2024.

For a description of our R&D expenses in the second quarter of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the second quarter of 2025 were $114 million, a decrease of 22% compared to the second quarter of 2024, mainly due to the divestment of our business venture in Japan.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the second quarter of 2025 were $32 million, a decrease of 15% compared to the second quarter of 2024.

International Markets Profit

Profit from our International Markets segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the second quarter of 2025 was $74 million, an increase of 1%, compared to $73 million in the second quarter of 2024. This increase was mainly due to lower operating expenses, partially offset by a decrease in gross profit, mainly as a result of the divestment of our business venture in Japan.

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

Our revenues from other activities in the second quarter of 2025 were $232 million, a decrease of 7% in U.S. dollars, or 9% in local currency terms, compared to the second quarter of 2024.

API sales to third parties in the second quarter of 2025 were $135 million, a decrease of 11% in both U.S. dollars and local currency terms, compared to the second quarter of 2024, mainly due to lower demand and timing of shipments.

Teva Consolidated Results

Revenues

Revenues in the second quarter of 2025 were $4,176 million, flat in U.S. dollars, or a decrease of 1% in local currency terms compared to the second quarter of 2024. This decrease was mainly due to lower revenues from generic products in our International Markets segment associated with the divestment of our business venture in Japan, as well as in our U.S. segment, and a decrease in revenues from COPAXONE, partially offset by an increase in revenues from our key innovative products AUSTEDO, AJOVY and UZEDY.

See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the second quarter of 2025, net of hedging effects, positively impacted revenues by $49 million, compared to the second quarter of 2024. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the second quarter of 2025, was $2,102 million, an increase of 4% compared to $2,024 million in the second quarter of 2024.

Gross profit margin was 50.3% in the second quarter of 2025, compared to 48.6% in the second quarter of 2024. This increase was mainly due to a favorable mix of products, primarily driven by higher revenues from AUSTEDO, the sale of certain product rights in our Europe Segment and the divestment of our business venture in Japan, partially offset by lower revenues from COPAXONE.

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

In the second quarter of 2025, our R&D expenses, net related primarily to innovative product candidates and marketed products in neuroscience, immunology and immuno-oncology, and selected other areas, as well as generic products and biosimilars.

R&D expenses, net in the second quarter of 2025, were $244 million, a decrease of 9% compared to $269 million in the second quarter of 2024.

Our lower R&D expenses, net in the second quarter of 2025 compared to the second quarter of 2024, were mainly due to a decrease in non-recurring milestone payments related to certain biosimilar projects, and a decrease in our generics projects.

Our R&D expenses, net in the second quarter of 2025, were also impacted by reimbursements from the strategic partnerships we entered into in 2023 and 2024. See note 2 to our consolidated financial statements.

R&D expenses, net as a percentage of revenues were 5.8% in the second quarter of 2025, compared to 6.5% in the second quarter of 2024.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of July 30, 2025:

	Phase 2	Phase 3
Neuroscience		Olanzapine LAI (TEV-‘749) Schizophrenia (September 2022)

Immunology	Duvakitug (anti-TL1A) (1) (TEV-’574) Inflammatory Bowel Disease	Dual Action Rescue Inhaler (DARI) (ICS/SABA; TEV-’248) (3) Asthma (February 2023)
Anti-IL-15 (TEV-’408) Celiac
Emrusolmin(2) (TEV-‘286) Multiple System Atropy

(1)	In collaboration with Sanofi.
(2)	In collaboration with Modag.
(3)	In collaboration with Launch Therapeutics.

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

Selling and Marketing (S&M) Expenses

S&M expenses in the second quarter of 2025, were $654 million, flat compared to the second quarter of 2024. This was mainly the result of the factors discussed above under “—United States segment—S&M Expenses,” “—Europe segment— S&M Expenses” and “—International Markets segment— S&M Expenses”.

S&M expenses as a percentage of revenues were 15.7% in the second quarter of 2025, compared to 15.8% in the second quarter of 2024.

General and Administrative (G&A) Expenses

G&A expenses in the second quarter of 2025, were $305 million, an increase of 8% compared to the second quarter of 2024. This increase was mainly due to costs related to optimization activities of Teva’s global organization and operations in connection with Teva’s Transformation programs.

G&A expenses as a percentage of revenues were 7.3% in the second quarter of 2025 compared to 6.8% in the second quarter of 2024.

Intangible Asset Impairments

We recorded expenses of $42 million for identifiable intangible asset impairments in the second quarter of 2025, compared to expenses of $61 million in the second quarter of 2024. See note 5 to our consolidated financial statements.

Goodwill Impairment

No goodwill impairments were recorded in the second quarter of 2025, compared to a goodwill impairment charge of $400 million in the second quarter of 2024 related to Teva’s API reporting unit. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $232 million for other asset impairments, restructuring and other items in the second quarter of 2025, compared to expenses of $280 million in the second quarter of 2024. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $166 million in legal settlements and loss contingencies in the second quarter of 2025, compared to expenses of $83 million in the second quarter of 2024. See note 9 to our consolidated financial statements.

Operating Income (Loss)

Operating Income was $455 million in the second quarter of 2025, compared to an operating loss of $5 million in the second quarter of 2024. This increase was mainly due to the goodwill impairment charge recorded in the second quarter of 2024, as well as higher gross profit in the second quarter of 2025, partially offset by higher legal settlements and loss contingencies in the second quarter of 2025.

Operating income as a percentage of revenues was 10.9% in the second quarter of 2025, compared to an operating loss as a percentage of revenues of 0.1% in the second quarter of 2024.

Financial Expenses, Net

In the second quarter of 2025, financial expenses, net were $252 million, mainly comprised of net-interest expenses of $203 million. In the second quarter of 2024, financial expenses, net were $241 million, mainly comprised of net-interest expenses of $233 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended June 30, 2025 and 2024:

	Three months ended
	2025	2024
	(U.S. $ in millions)
United States profit	$706	$629
Europe profit	364	342
International Markets profit	74	73

Total reportable segments profit	1,144	1,043
Profit of other activities	(11)	12

Total segments profit	1,133	1,056
Amounts not allocated to segments:
Amortization	148	146
Other assets impairments, restructuring and other items	232	280
Goodwill impairment	—	400
Intangible assets impairments	42	61
Legal settlements and loss contingencies	166	83
Other unallocated amounts	91	91

Consolidated operating income (loss)	455	(5)

Financial expenses, net	252	241

Consolidated income (loss) before income taxes	$203	$(246)

Income Taxes

In the second quarter of 2025, we recognized a tax benefit of $78 million, on a pre-tax income of $203 million. In the second quarter of 2024, we recognized a tax expense of $630 million, on a pre-tax loss of $246 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net income attributable to Teva was $282 million in the second quarter of 2025, compared to a net loss of $846 million in the second quarter of 2024. This change was mainly due to higher income taxes in the second quarter of 2024, as well as higher operating income in the second quarter of 2025, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended June 30, 2025 and 2024 was 1,161 million shares and 1,133 million shares, respectively.

Diluted earnings per share was $0.24 in the second quarter of 2025, compared to diluted loss per share of $0.75 in the second quarter of 2024. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of June 30, 2025 and 2024, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,179 million shares and 1,167 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the second quarter of 2025, approximately 45% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Russian ruble, Swiss franc, Canadian dollar, new Israeli shekel, Polish złoty and Swedish krona) impacted our results.

During the second quarter of 2025, the following main currencies relevant to our operations increased in value against the U.S. dollar (each compared on a quarterly average basis): Russian ruble by 12%, Swedish krona by 11%, Swiss franc by 9%, Polish złoty by 6%, British pound by 6%, euro by 5% and new Israeli shekel by 4%. The following currencies relevant to our operations decreased in value against the U.S. dollar: Argentine peso by 23%, Mexican peso by 12% and Brazilian real by 8%.

As a result, exchange rate movements during the second quarter of 2025, net of hedging effects, positively impacted revenues by $49 million and had a negligible impact on operating income, compared to the second quarter of 2024.

In the second quarter of 2025, a negative hedging impact of $32 million was recognized under revenues, and a positive hedging impact of $4 million was recognized under cost of sales. In the second quarter of 2024, a negative hedging impact of $2 million was recognized under revenues and a negative hedging impact of $3 million was recognized under cost of sales.

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

Comparison of six Months Ended June 30, 2025 to six Months Ended June 30, 2024

Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the six months ended June 30, 2025 and 2024. Where there are different factors affecting the six months comparison, we have described them below.

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$4,060	100%	$3,835	100%
Cost of sales	1,752	43.1%	1,809	47.2%
Gross profit	2,308	56.9%	2,025	52.8%
R&D expenses	306	7.5%	324	8.4%
S&M expenses	552	13.6%	530	13.8%
G&A expenses	208	5.1%	193	5.0%
Other loss (income)	3	§	(1)	§

Segment profit*	$1,239	30.5%	$979	25.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

United States Revenues

Revenues from our United States segment in the first six months of 2025 were $4,060 million, an increase of 6% compared to $3,835 million in the first six months of 2024.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$1,809	$1,831	(1%)
AJOVY	117	87	34%
AUSTEDO	891	689	29%
BENDEKA and TREANDA	76	87	(12%)
COPAXONE	116	111	5%
UZEDY	93	40	134%
Anda	738	754	(2%)
Other	220	237	(7%)

Total	$4,060	$3,835	6%

COPAXONE revenues in our United States segment in the first six months of 2025 were $116 million, an increase of 5% compared to $111 million in the first six months of 2024, mainly due to an increase in sales allowance due to a non-recurring item in the first six months of 2024, partially offset by market share erosion and competition.

United States Gross Profit

Gross profit from our United States segment in the first six months of 2025 was $2,308 million, an increase of 14%, compared to $2,025 million in the first six months of 2024.

Gross profit margin for our United States segment in the first six months of 2025 increased to 56.9% compared to 52.8% in the first six months of 2024.

United States R&D Expenses

R&D expenses relating to our United States segment in the first six months of 2025 were $306 million, a decrease of 5%, compared to $324 million in the first six months of 2024.

For a description of our R&D expenses in the first six months of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the first six months of 2025 were $552 million, an increase of 4%, compared to $530 million in the first six months of 2024.

United States G&A Expenses

G&A expenses relating to our United States segment in the first six months of 2025 were $208 million, an increase of 8%, compared to $193 million in the first six months of 2024.

United States Profit

Profit from our United States segment in the first six months of 2025 was $1,239 million, an increase of 27%, compared to $979 million in the first six months of 2024.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,492	100.0%	$2,485	100.0%
Cost of sales	1,117	44.8%	1,070	43.1%
Gross profit	1,374	55.2%	1,415	56.9%
R&D expenses	120	4.8%	118	4.7%
S&M expenses	427	17.1%	403	16.2%
G&A expenses	135	5.4%	130	5.2%
Other loss (income)	§	§	§	§

Segment profit*	$693	27.8%	$764	30.8%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom, and certain other European countries.

Revenues from our Europe segment in the first six months of 2025 were $2,492 million, an increase of $7 million, compared to the first six months of 2024. In local currency terms, revenues increased by 1% compared to the first six months of 2024.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$2,029	$1,974	3%
AJOVY	129	102	26%
COPAXONE	92	110	(17%)
Respiratory products	110	123	(11%)
Other*	132	175	(25%)

Total	$2,492	$2,485	§

*	Other revenues in the first six months of 2025 include the sale of certain product rights.
§	Represents an amount less than 0.5%.

Europe Gross Profit

Gross profit from our Europe segment in the first six months of 2025 was $1,374 million, a decrease of 3% compared to $1,415 million in the first six months of 2024.

Gross profit margin for our Europe segment in the first six months of 2025 decreased to 55.2% compared to 56.9% in the first six months of 2024.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first six months of 2025 were $120 million, an increase of 2% compared to $118 million in the first six months of 2024.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first six months of 2025 were $427 million, an increase of 6% compared to $403 million in the first six months of 2024.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first six months of 2025 were $135 million, an increase of 4% compared to the first six months of 2024.

Europe Profit

Profit from our Europe segment in the first six months of 2025 was $693 million, a decrease of 9% compared to $764 million in the first six months of 2024.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,077	100%	$1,190	100%
Cost of sales	556	51.6%	607	51.0%
Gross profit	521	48.4%	583	49.0%
R&D expenses	49	4.6%	58	4.9%
S&M expenses	232	21.5%	263	22.1%
G&A expenses	72	6.7%	73	6.1%
Other loss (income)	(2)	§	(1)	§

Segment profit*	$171	15.9%	$190	15.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

International Markets Revenues

Our International Markets segment includes all countries in which we operate other than the United States and the countries included in our Europe segment.

Revenues from our International Markets segment in the first six months of 2025 were $1,077 million, a decrease of $113 million, or 9%, compared to the first six months of 2024. In local currency terms, revenues decreased by 6% compared to the first six months of 2024.

In the first six months of 2025, revenues were negatively impacted by exchange rate fluctuations of $47 million including hedging effects, compared to the first six months of 2024. Revenues in the first six months of 2025 included a negative hedging impact of $23 million compared to a negative hedging impact of $1 million in the first six months of 2024, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$878	$963	(9%)
AJOVY	48	39	25%
AUSTEDO	18	26	(33%)
COPAXONE	17	25	(32%)
Other*	116	136	(15%)

Total	$1,077	$1,190	(9%)

*	Other revenues in the first six months of 2025 include the sale of certain product rights.

AJOVY revenues in our International Markets segment in the first six months of 2025 were $48 million, compared to $39 million in the first six months of 2024. This increase was mainly due to growth in existing markets in which AJOVY was launched.

International Markets Gross Profit

Gross profit from our International Markets segment in the first six months of 2025 was $521 million, compared to $583 million in the first six months of 2024. This decrease was mainly due to a negative hedging impact, as well as regulatory price reductions and generic competition to off-patented products in Japan.

Gross profit margin for our International Markets segment in the first six months of 2025 was 48.4%, compared to 49.0% in the first six months of 2024.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first six months of 2025 were $49 million, a decrease of 15% compared to $58 million in the first six months of 2024.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first six months of 2025 were $232 million, a decrease of 12% compared to $263 million in the first six months of 2024.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first six months of 2025 were $72 million, a decrease of 1% compared to $73 million in the first six months of 2024.

International Markets Profit

Profit from our International Markets segment in the first six months of 2025 was $171 million, a decrease of 10%, compared to $190 million in the first six months of 2024.

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

Our revenues from other activities in the first six months of 2025 were $438 million, a decrease of 8% in both U.S. dollars and local currency terms, compared to the first six months of 2024.

API sales to third parties in the first six months of 2025 were $265 million, a decrease of 5% in both U.S. dollars and local currency terms compared to the first six months of 2024.

Teva Consolidated Results

Revenues

Revenues in the first six months of 2025 were $8,067 million, an increase of 1% compared to the first six months of 2024. In local currency terms, revenues increased by 2%, compared to the first six months of 2024. This increase was mainly due to an increase in revenues from our key innovative products AUSTEDO, AJOVY and UZEDY, partially offset by a decrease in revenues from certain other innovative products and lower revenues from generic products in our International Markets segment associated with the divestment of our business venture in Japan, as well as in our U.S. segment.

See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the first six months of 2025, net of hedging effects, negatively impacted revenues by $53 million, compared to the first six months of 2024. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the first six months of 2025 was $3,979 million, an increase of 5% compared to the first six months of 2024.

Gross profit margin was 49.3% in the first six months of 2025, compared to 47.5% in the first six months of 2024.

Research and Development (R&D) Expenses, net

R&D expenses, net in the first six months of 2025 were $490 million, a decrease of 4% compared to the first six months of 2024.

R&D expenses, net as a percentage of revenues were 6.1% in the first six months of 2025, compared to 6.4% in the first six months of 2024.

Selling and Marketing (S&M) Expenses

S&M expenses in the first six months of 2025 were $1,276 million, an increase of 1% compared to the first six months of 2024.

S&M expenses as a percentage of revenues were 15.8% in the first six months of 2025 and 2024.

General and Administrative (G&A) Expenses

G&A expenses in the first six months of 2025 were $603 million, an increase of 7% compared to the first six months of 2024.

G&A expenses as a percentage of revenues were 7.5% in the first six months of 2025, compared to 7.0% in the first six months of 2024.

Intangible Asset Impairments

We recorded expenses of $163 million for identifiable intangible asset impairments in the first six months of 2025, compared to expenses of $141 million in the first six months of 2024. See note 5 to our consolidated financial statements.

Goodwill Impairment

No goodwill impairment charges were recorded in the first six months of 2025, compared to a goodwill impairment charge of $400 million related to Teva’s API reporting unit recorded in the first six months of 2024. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $210 million for other asset impairments, restructuring and other items in the first six months of 2025, compared to expenses of $954 million in the first six months of 2024. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $252 million in legal settlements and loss contingencies in the first six months of 2025, compared to expenses of $188 million in the first six months of 2024. See note 9 to our consolidated financial statements.

Other Income (Loss)

Other loss in the first six months of 2025 was $9 million, compared to other income of $1 million in the first six months of 2024.

Operating Income (Loss)

Operating income was $975 million in the first six months of 2025, compared to an operating loss of $223 million in the first six months of 2024.

Operating income as a percentage of revenues was 12.1% in the first six months of 2025, compared to an operating loss as a percentage of revenues of 2.8% in the first six months of 2024.

Financial Expenses, Net

In the first six months of 2025, financial expenses, net were $477 million, mainly comprised of net-interest expenses of $415 million. In the first six months of 2024, financial expenses, net were $491 million, mainly comprised of net-interest expenses of $466 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
	(U.S. $ in millions)
United States profit	$1,239	$979
Europe profit	693	764
International Markets profit	171	190

Total reportable segments profit	2,102	1,933
Profit (loss) of other activities	(23)	15

Total segments profit	2,079	1,948
Amounts not allocated to segments:
Amortization	292	298
Other assets impairments, restructuring and other items	210	954
Goodwill impairment	—	400
Intangible assets impairments	163	141
Legal settlements and loss contingencies	249	188
Other unallocated amounts	190	190

Consolidated operating income (loss)	975	(223)

Financial expenses, net	477	491

Consolidated income (loss) before income taxes	$497	$(713)

Income Taxes

In the first six months of 2025, we recognized a tax benefit of $4 million, on pre-tax income of $497 million. In the first six months of 2024, we recognized a tax expense of $578 million, on pre-tax loss of $713 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to non-controlling interests

Net income attributable to redeemable and non-redeemable non-controlling interests was $6 million in the first six months of 2025, compared to a net loss attributable to redeemable and non-redeemable non-controlling interests of $309 million in the first six months of 2024. The net loss in the first six months of 2024 was mainly due to higher impairments of tangible assets, largely related to the classification of our business venture in Japan as held for sale. See note 12 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net income attributable to Teva was $497 million in the first six months of 2025, compared to a net loss of $985 million in the first six months of 2024.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the six months ended June 30, 2025 and 2024 was 1,159 million shares and 1,128 million shares, respectively.

Diluted earnings per share was $0.43 for the six months ended June 30, 2025, compared to diluted loss per share of $0.87 for the six months ended June 30, 2024. See note 13 to our consolidated financial statements.

Impact of Currency Fluctuations on Results of Operations

In the first six months of 2025, approximately 46% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks and, accordingly, changes in the exchange rate between the U.S. dollar and local currencies in markets in which we operate (primarily the euro, British pound, Swiss franc, Russian ruble, Canadian dollar, new Israeli shekel, Polish złoty, Japanese yen and Swedish krona) impacted our results.

During the first six months of 2025, the following main currencies relevant to our operations increased in value against the U.S. dollar: Russian ruble by 4%, Swedish krona by 3%, Swiss franc by 3%, Polish złoty by 3%, new Israeli shekel by 3%, British pound by 2% and Japanese Yen by 2% (all compared on a six-month average basis). The following main currencies relevant to our operations decreased in value against the U.S. dollar: Argentine peso by 22%, Turkish lira by 16%, Mexican peso by 14%, Brazilian real by 12%, Ukraine hryvna by 6%, Canadian dollar by 4% and Indian rupee by 3%.

As a result, exchange rate movements during the first six months of 2025, net of hedging effects, negatively impacted overall revenues by $53 million and our operating income by $51 million, compared to the first six months of 2024.

In the first six months of 2025, a negative hedging impact of $60 million was recognized under revenues, and a positive hedging impact of $3 million was recognized under cost of sales. In the first six months of 2024, a positive hedging impact of $10 million was recognized under revenues and a negative hedging impact of $6 was recognized under cost of sales.

Hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.

2025 Aggregated Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Total balance sheet assets were $40,131 million as of June 30, 2025, compared to $39,326 million as of December 31, 2024.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $2,446 million as of June 30, 2025, compared to negative $2,837 million as of December 31, 2024. This increase was mainly due to higher inventory levels primarily due to exchange rate fluctuations, and an increase in accounts receivables, net of SR&A, as well as a decrease in employee related obligations mainly due to performance incentive payments to employees for 2024, partially offset by an increase in accounts payables and accrued expenses primarily due to exchange rate fluctuations.

Employee-related obligations, as of June 30, 2025 were $481 million, compared to $624 million as of December 31, 2024. The decrease in the first six months of 2025 was mainly due to performance incentive payments to employees for 2024, partially offset by an accrual for performance incentive payments to employees for 2025.

Cash investment in property, plant and equipment and intangible assets in the second quarter of 2025 was $96 million, compared to $97 million in the second quarter of 2024. Depreciation in the second quarter of 2025 was $103 million, compared to $113 million in the second quarter of 2024.

Cash and cash equivalents as of June 30, 2025, were $2,161 million, compared to $3,300 million as of December 31, 2024. See also the statement of cash flow to our consolidated financial statements.

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

Debt Balance and Movements

As of June 30, 2025, our debt was $17,227 million, compared to $17,783 million as of December 31, 2024. This decrease was mainly due to repayment at maturity of $1,368 million of our senior notes (as detailed below), partially offset by $780 million of exchange rate fluctuations. Additionally, during the second quarter of 2025, we repurchased $2,290 million aggregate principal amount of notes upon consummation of a cash tender offer, and issued $2,305 million of senior notes, net of discount and issuance costs. For further information, see note 7 to our consolidated financial statements.

In January 2025, we repaid $426 million of our 6% senior notes at maturity.

In January 2025, we repaid $427 million of our 7.13% senior notes at maturity.

In March 2025, we repaid $515 million of our 4.50% senior notes at maturity.

In July 2025, we repaid $444 million of our 1% senior notes at maturity.

As of June 30, 2025, our debt was effectively denominated in the following currencies: 55% in U.S. dollars, 42% in euros and 3% in Swiss francs.

The portion of total debt classified as short-term as of June 30, 2025 was 3% compared to 10% as of December 31, 2024.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 72% as of June 30, 2025, compared to 77% as of December 31, 2024. Our average debt maturity was approximately 5.95 years as of June 30, 2025, compared to 5.5 years as of December 31, 2024.

Total Equity

Total equity was $6,834 million as of June 30, 2025, compared to $5,380 as of December 31, 2024. This increase was mainly due to a positive impact from exchange rate fluctuations of $694 million and a net income attributable to Teva of $497 million.

Exchange rate fluctuations affected our balance sheet, as approximately 80% of our net assets as of June 30, 2025 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2024, changes in currency rates as of June 30, 2025 had a positive impact of $694 million on our equity. The following main currencies increased in value against the U.S. dollar: Russian ruble by 29%, Polish złoty by 12%, Swiss franc by 12%, Bulgarian lev by 11%, euro by 11%, Mexican peso by 9%, British pound by 9% and Japanese yen by 8%. All comparisons are on a year-to-date basis.

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

Cash flow generated from operating activities during the second quarter of 2025 was $227 million, compared to $103 million of cash flow generated from operating activities in the second quarter of 2024. The higher cash flow generated from operating activities in the second quarter of 2025 resulted mainly from higher profit in our U.S. segment, and a positive impact from accounts receivables, net of SR&A mainly due to collection timing, partially offset by higher sequential inventory levels, as well as higher tax payments.

During the second quarter of 2025, we generated free cash flow of $476 million, which we define as comprising $227 million in cash flow generated from operating activities, $336 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $9 million of proceeds from divestitures of businesses and other assets, partially offset by $96 million in cash used for capital investment. During the second quarter of 2024, we generated free cash flow of $324 million, which we define as comprising $103 million in cash flow generated from operating activities, $317 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $1 million in divestitures of businesses and other assets, partially offset by $97 million in cash used for capital investment. The increase in the second quarter of 2025 resulted mainly from higher cash flow generated from operating activities.

Dividends

We have not paid dividends on our ordinary shares or American Depositary Shares (ADSs) since December 2017.

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

The following tables present our non-GAAP net income and non-GAAP EPS for the three and six months ended June 30, 2025 and 2024, as well as reconciliations of each measure to their nearest GAAP equivalents:

			Three months ended June 30,				Six months ended June 30,
($ in millions except per share amounts)			2025	2024			2025	2024
Net income (Loss) attributable to Teva	($	)	282	(846)	($	)	497	(985)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets			148	146			292	298
Legal settlements and loss contingencies(1)			166	83			249	188
Goodwill impairment(2)			—	400			—	400
Impairment of long-lived assets(3)			99	130			177	809
Restructuring costs(4)			154	18			168	31
Equity compensation			38	32			72	60
Contingent consideration(5)			19	192			30	271
Accelerated depreciation			—	—			—	7
Financial expenses			37	12			51	24
Redeemable and non-redeemable non-controlling interests(6)			—	(33)			2	(317)
Other non-GAAP items(7)			53	59			116	106
Corresponding tax effects and unusual tax items(8)			(228)	503	($	)	(283)	353
Non-GAAP net income attributable to Teva	($	)	769	697			1,371	1,245
Non-GAAP tax rate(9)			16.4%	15.4%	($	)	16.9%	15.2%
GAAP diluted earnings (loss) per share attributable to Teva	($	)	0.24	(0.75)			0.43	(0.87)
EPS difference(10)			0.42	1.35	($	)	0.75	1.96
Non-GAAP diluted EPS attributable to Teva(10)	($	)	0.66	0.61			1.18	1.09
Non-GAAP average number of shares (in millions)(10)			1,161	1,151			1,159	1,146

(1)

For the three and six months ended June 30, 2025, adjustments of legal settlements and loss contingencies mainly consisted of (a) an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments) in the amount of $47 million and $97 million, respectively, and (b) an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation in the amount of $55 million.

(2)	A goodwill impairment charge of $400 million related to our Teva’s API reporting unit was recognized in the three and six months ended June 30, 2024.
(3)

For the three months ended June 30, 2025, the adjustment for impairment of long-lived assets consisted of (a) impairment of long-lived assets of $42 million mainly related to products in the U.S. and Europe, and (b) $55 million related to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes a favorable impact related to the expected gain from the reclassification of currency translation adjustments. For the six months ended June 30, 2025, the adjustment for impairment of long-lived assets was mainly related to products in the U.S. and Europe. For the six months ended June 30, 2024, adjustments for impairment of long-lived assets primarily consisted of $644 million related to the classification of our business venture in Japan as held for sale.

(4)

In the three and six months ended June 30, 2025, Teva recorded $154 million and $168 million, respectively, of restructuring expenses primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations mainly through headcount reduction.

(5)

In the three and six months ended June 30, 2024, adjustments for contingent consideration primarily related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid®), of $174 million and $238 million, respectively.

(6)

For the six months ended June 30, 2024, the adjustment is related to non-controlling interests portion of long-lived assets impairment of $644 million related to the classification of our business venture in Japan as held for sale.

(7)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, accelerated depreciation, certain inventory write-offs, material litigation fees and other unusual events.

(8)

Adjustments for corresponding tax effects and unusual tax items exclusively consisted of the tax impact directly attributable to the pre-tax items that are excluded from non-GAAP net income included in the other adjustments to this table. For the three months ended June 30, 2024, adjustments of $503 million mainly related to the settlement agreement with the ITA to settle certain litigation with respect to taxes payable for the Company’s taxable years 2008 through 2020, in an amount of $495 million.

(9)

Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above.

(10)	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements, except for: (i) surety underwritten guarantees Teva has provided the European Commission in an amount of euro 462.2 million, together with specified post-decision interest, which remain in force for three years, and which includes substantially similar covenants as our RCF, as disclosed in note 10 to our consolidated financial statements, and (ii) securitization transactions, which are disclosed in note 10f to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

After evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various litigation and other legal proceedings. For a discussion on our Commitments and Contingencies see note 10 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form
10-Q.
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
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2025.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended June 30, 2025 and currently cannot conduct share repurchases or pay dividends due to our accumulated deficit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Director and Officer Rule
10b5-1
Trading Arrangements
During the three months ended June 30, 2025, the following officer adopted a
“non-Rule
10b5-1
trading arrangement” (as such term is defined in Item 408 of Regulation
S-K).

Name and Title	Date	Action	Expiration Date	Maximum Shares Subject to Plan (1)
Placid Jover, Executive Vice President, Chief Human Resources Officer	June 9, 2025	Adopted	August 5, 2025	12,827

(1)	The plan includes shares to be sold solely to cover tax withholding obligations.

ITEM 6.	EXHIBITS

4.1	Fifth Supplemental Senior Indenture, dated as of May 28, 2025, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 28, 2025).

4.2	Form of 2031 Euro Notes (included in Exhibit 4.1)

4.3	Fifth Supplemental Senior Indenture, dated as of May 28, 2025, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed with the SEC on May 28, 2025).

4.4	Form of 2032 USD Notes (included in Exhibit 4.3)

4.5	Senior Indenture, dated as of May 28, 2025, among Teva Pharmaceutical Finance Netherlands IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed with the SEC on May 28, 2025).

10.1	Amendment No. 1, dated as of June 5, 2025, to the Employment Agreement between Teva Pharmaceutical Industries Limited and Richard D. Francis *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: July 30, 2025	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)