Form 10-Q
period 2025-09-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2025-11-05
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Act). Yes ☐ No ☒
As of September 30, 2025, the registrant had 1,147,282,512 ordinary shares outstanding.

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

•
our business and operations in general, including: the impact of global economic conditions and other macroeconomic developments and the governmental and societal responses thereto; the widespread outbreak of an illness or any other communicable disease, or any other public health crisis; effectiveness of our optimization efforts; significant disruptions of information technology systems, including cybersecurity attacks and breaches of our data security; interruptions in our supply chain or problems with internal or third party manufacturing; any impact of a prolonged government shutdown; challenges associated with conducting business globally, including political or economic instability, major hostilities or terrorism, such as the ongoing conflict between Russia and Ukraine and in the Middle East; our ability to attract, hire, integrate and retain highly skilled personnel; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets or business units and close or divest plants and facilities, as well as our ability to successfully and cost-effectively consummate such sales and divestitures, including our planned divestiture of our API business;

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

•
compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory requirements and changes; the effects of governmental, regulatory and civil proceedings and litigation which we are, or in the future become, party to; the effects of reforms in healthcare regulation and reductions in pharmaceutical pricing, reimbursement and coverage, including as a result of the One Big Beautiful Bill signed into law in the U.S. in July 2025 (“OBBBA”), which is expected to result in stricter Medicaid eligibility requirements and work requirements, which may result in reduced Medicaid enrollment and a resulting decline in coverage for purchases of our medicines, and U.S. Executive Orders issued in April and May 2025 intended to reduce the prices paid by Americans for prescription medicines, including most-favored-nation pricing; increased legal and regulatory action in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan
®
(naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; product liability claims; claims brought by regulatory agencies; failure to comply with complex Medicare, Medicaid and other governmental programs reporting and payment obligations; compliance with sanctions and trade control laws; environmental risks; and the impact of sustainability issues;

•
other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; potential impairments of our long-lived assets; the impact of geopolitical conflicts and developments, including in the Middle East and in Russia and Ukraine; potential significant increases in tax liabilities; the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business; our exposure to changes in international trade policies, including the imposition of tariffs in the jurisdictions in which we operate, and the effects of such developments on sales of our products and the pricing and availability of our raw materials; and the impact of any future failure to establish and maintain effective internal control over our financial reporting;

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
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,203	$3,300
Accounts receivables, net of allowance for credit losses of $82 million and $78 million as of September 30, 2025 and December 31, 2024, respectively	3,810	3,059
Inventories	3,323	3,007
Prepaid expenses	1,115	1,006
Other current assets	477	409
Assets held for sale	1,809	1,771

Total current assets	12,736	12,552
Deferred income taxes	1,634	1,799
Other non-current assets	444	462
Property, plant and equipment, net	4,820	4,581
Operating lease right-of-use assets, net	342	367
Identifiable intangible assets, net	3,936	4,418
Goodwill	15,945	15,147

Total assets	$39,856	$39,326

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$24	$1,781
Sales reserves and allowances	4,134	3,678
Accounts payables	2,355	2,203
Employee-related obligations	561	624
Accrued expenses	2,989	2,792
Other current liabilities	1,103	1,020
Liabilities held for sale	324	698

Total current liabilities	11,491	12,796
Long-term liabilities:
Deferred income taxes	399	483
Other taxes and long-term liabilities	3,664	4,028
Senior notes and loans	16,766	16,002
Operating lease liabilities	283	296

Total long-term liabilities	21,111	20,809

Commitments and contingencies , see note 10
Total liabilities	32,602	33,606

Redeemable non-controlling interests	—	340

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; September 30, 2025 and December 31, 2024: authorized 2,495 million shares; issued 1,253 million shares and 1,240 million shares, respectively	58	58
Additional paid-in capital	28,038	27,764
Accumulated deficit	(14,243)	(15,173)
Accumulated other comprehensive loss	(2,475)	(3,148)
Treasury shares as of September 30, 2025 and December 31, 2024: 106 million and 107 million ordinary shares, respectively	(4,128)	(4,128)

	7,250	5,373

Non-controlling interests	4	7

Total equity	7,254	5,380

Total liabilities, redeemable non-controlling interests and equity	$39,856	$39,326

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	$4,480	$4,332	$12,547	$12,315
Cost of sales	2,176	2,183	6,264	6,372

Gross profit	2,304	2,148	6,282	5,943
Research and development expenses	256	240	746	751
Selling and marketing expenses	656	626	1,933	1,891
General and administrative expenses	317	298	920	859
Intangible assets impairments	64	28	227	169
Goodwill impairment	—	600	—	1,000
Other assets impairments, restructuring and other items	62	(23)	272	931
Legal settlements and loss contingencies	60	450	312	638
Other loss (income)	7	(21)	15	(22)

Operating income (loss)	882	(51)	1,857	(274)
Financial expenses, net	237	272	714	763

Income (loss) before income taxes	646	(324)	1,143	(1,037)
Income taxes (benefit)	214	69	210	648
Share in (profits) losses of associated companies, net	(2)	(3)	(4)	(1)

Net income (loss)	434	(390)	937	(1,684)
Net income (loss) attributable to redeemable and non-redeemable non-controlling interests	1	47	7	(262)

Net income (loss) attributable to Teva	433	(437)	930	(1,422)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.38	$(0.39)	$0.81	$(1.26)

Diluted	$0.37	$(0.39)	$0.80	$(1.26)

Weighted average number of shares (in millions):
Basic	1,147	1,133	1,144	1,130

Diluted	1,164	1,133	1,160	1,130

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$434	$(390)	$937	$(1,684)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(50)	174	672	(94)
Unrealized gain (loss) from derivative financial instruments, net	6	7	30	21
Unrealized loss on defined benefit plans	*	(1)	(2)	(2)

Total other comprehensive income (loss)	(44)	180	700	(75)

Total comprehensive income (loss)	390	(210)	1,637	(1,759)
Comprehensive income (loss) attributable to redeemable and non-redeemable non-controlling interests	1	114	34	(268)

Comprehensive income (loss) attributable to Teva	$389	$(324)	$1,603	$(1,491)

*	Represents an amount less than $0.5 million.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at June 30, 2025	1,253	58	28,003	(14,676)	(2,431)	(4,128)	6,827	7	6,834
Net Income (loss)				433			433	1	434
Other comprehensive income (loss)					(44)		(44)		(44)
Stock-based compensation expense			34				34		34
Dividend to non-controlling interests*								(4)	(4)

Balance at September 30, 2025	1,253	$58	$28,038	$(14,243)	$(2,475)	$(4,128)	$7,250	$4	$7,254

*	In connection with a declaration of dividends to non-controlling interests in Teva’s subsidiary in Bulgaria.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2024	1,240	58	27,764	(15,173)	(3,148)	(4,128)	5,373	7	5,380
Net Income (loss)				930			930	1	931
Other comprehensive income (loss)					673		673		673
Issuance of Shares	13	*					*		*
Proceeds from exercise of options			3				3		3
Stock-based compensation expense			106				106		106
Purchase of shares from redeemable non-controlling interests**			165				165		165
Dividend to non-controlling interests***								(4)	(4)

Balance at September 30, 2025	1,253	$58	$28,038	$(14,243)	$(2,475)	$(4,128)	$7,250	$4	$7,254

*	Represents an amount less than $0.5 million.
**	In connection with the sale of Teva’s business venture in Japan. See note 17.
***	In connection with a declaration of dividends to non-controlling interests in Teva’s subsidiary in Bulgaria.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at June 30, 2024	1,239	58	27,829	(14,519)	(2,881)	(4,128)	6,359	204	6,563
Net Income (loss)				(437)			(437)	47	(390)
Other comprehensive income (loss)					113		113	67	180
Issuance of shares	1	*	*				*		*
Stock-based compensation expense			29				29		29

Balance at September 30, 2024	1,240	$58	$27,860	$(14,956)	$(2,769)	$(4,128)	$6,065	$319	$6,383

*	Represents an amount less than 0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2023	1,227	57	27,807	(13,534)	(2,697)	(4,128)	7,506	620	8,126
Net Income (loss)				(1,422)			(1,422)	(262)	(1,684)
Other comprehensive income (loss)					(69)		(69)	(6)	(75)
Issuance of Shares	13	1	*				1		1
Stock-based compensation expense			89				89		89
Proceeds from exercise of options			7				7		7
Dividend to non-controlling interest **								(18)	(18)
Purchase of shares from non-controlling interests***			(45)		(3)		(48)	(16)	(64)

Balance at September 30, 2024	1,240	$58	$27,860	$(14,956)	$(2,769)	$(4,128)	$6,065	$319	$6,383

*	Represents an amount less than $0.5 million.
**	In connection with dividends to non-controlling interests in Teva’s business venture in Japan.
***	Purchase of shares from non-controlling interests in a Teva’s subsidiary in Switzerland.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating activities:
Net income (loss)	$434	(390)	$937	(1,684)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	249	259	742	790
Impairment of goodwill	—	600	—	1,000
Impairment of long-lived assets and assets held for sale	79	(51)	255	758
Net change in operating assets and liabilities	(561)	317	(1,595)	(190)
Deferred income taxes – net and uncertain tax positions	107	(53)	(76)	(666)
Stock-based compensation	34	29	106	89
Other items*	27	2	122	597
Net loss (gain) from sale of business and long-lived assets	—	(21)	—	(22)

Net cash provided by (used in) operating activities	369	693	491	672

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	274	339	932	951
Purchases of property, plant and equipment and intangible assets	(136)	(148)	(359)	(369)
Proceeds from sale of business and long-lived assets, net	8	38	34	39
Acquisition of businesses, net of cash acquired	—	—	—	(15)
Purchases of investments and other assets	(13)	(1)	(40)	(56)
Proceeds from sale of investments	—	40	—	40
Other investing activities	2	—	5	—

Net cash provided by (used in) investing activities	135	268	572	590

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(444)	—	(4,112)	(956)
Proceeds from senior notes, net of issuance costs	(7)	—	2,298	—
Purchase of shares from redeemable and non-redeemable non-controlling interests	—	—	(38)	(64)
Dividends paid to redeemable and non-redeemable non-controlling interests	—	—	(340)	(78)
Other financing activities	(2)	—	1	(19)

Net cash provided by (used in) financing activities	(453)	—	(2,191)	(1,117)

Translation adjustment on cash and cash equivalents	(9)	100	31	(53)

Net change in cash and cash equivalents	42	1,061	(1,097)	92
Balance of cash, cash equivalents at beginning of period	2,161	2,258	3,300	3,227

Balance of cash, cash equivalents at end of period	$2,203	3,319	$2,203	3,319

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$296	332	$937	964

*	Adjustment in the nine-month period ended September 30, 2024 was mainly related to an agreement with the Israeli Tax Authorities. See note 11.

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
In preparing the Company’s consolidated financial statements, management also considered the impact of geopolitical conflicts and developments, including in the Middle East and in Russia and Ukraine. During the three and nine months ended September 30, 2025, the impact of these conflicts on Teva’s results of operation and financial condition continued to be immaterial.
Teva’s results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of results that could be expected for the entire fiscal year.
Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.
b. Significant accounting policies
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements, not yet adopted
In September 2025, the FASB issued ASU
No. 2025-07
(“ASU
2025-07”),
Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance refines the scope of Topic 815 by clarifying which contracts are subject to derivative accounting and expand the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU
2025-07
are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be applied prospectively or on a modified retrospective basis. The Company does not expect ASU 2025-07 will have a material impact on its consolidated financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In July 2025, the FASB issued ASU
2025-05,
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company does not expect ASU
2025-05
to have a material impact on its consolidated financial statements.
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
or Regulation
S-K,
the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company does not expect ASU
2023-06
to have a material impact on its consolidated financial statements.

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
mAbxience
In April 2024, Teva announced it entered into a strategic licensing agreement with mAbxience for TEV-‘316, a biosimilar candidate currently in development for the treatment of multiple oncology indications. Under the terms of the licensing agreement, mAbxience will develop and produce the biosimilar product and Teva will lead the regulatory processes and commercialization in multiple global markets, including Europe and the U.S. In September 2024, Teva and mAbxience entered into an amendment to the licensing agreement whereby, similar to the initial licensing agreement, mAbxience will lead the development and production of TEV-‘333, an anti-PD-1
oncology biosimilar candidate, and Teva will manage regulatory approvals and oversee commercialization in the designated markets.
In 2024, Teva paid mAbxience upfront and milestone payments of $20 million under the initial agreement, and $15 million under the amendment to the licensing agreement, which were recorded as R&D expenses. In the second quarter of 2025, Teva recognized a milestone payment of $12 million as R&D expenses, which was paid in the third quarter of 2025. In the third quarter of 2025, Teva recognized milestone payments in the amount of $17 million as R&D expenses, which are expected to be paid in the fourth quarter of 2025. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $291 million.
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
sales. During the first nine months of 2025 and during 2024, Teva recorded $88 million and $42 million, respectively, as reimbursement for R&D expenses incurred in connection with this agreement.
Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and globally commercialize a BD9 multibody with potential indications including atopic dermatitis and asthma. In exchange, Teva paid an upfront payment of $10 million in January 2024, which was recorded as R&D expenses in the fourth quarter of 2023. In the second quarter of 2025, Teva paid a milestone payment of $5 million, which was recorded as R&D expenses in the first quarter of 2025. Biolojic may be eligible to receive additional development and commercial milestone payments of approximately $500 million, over the next several years, based on the achievement of certain pre-clinical,
clinical and regulatory milestones, with the majority of payments based on future sales achievements. On May 27, 2025, investigational new drug (IND)-enabling studies of BD9 were initiated for this program.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Royalty Pharma
On November 9, 2023, Teva entered into a funding agreement with Royalty Pharma plc. (“Royalty Pharma”) to further accelerate the clinical research program for Teva’s olanzapine LAI
(TEV-’749).
Under the terms of the funding agreement, Royalty Pharma will provide Teva up to $100 million to fund ongoing development costs for olanzapine LAI
(TEV-‘749).
In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, paid over 5 years, in addition to royalties upon commercialization. Teva will continue to lead the development and commercialization of the product globally. During 2023 and 2024, Teva recorded $100 million as reimbursement for R&D expenses incurred in connection with this agreement, which collectively amounted to the total funding by Royalty Pharma. Olanzapine LAI
(TEV-’749)
is currently in Phase 3 for the treatment of schizophrenia (see also MedinCell transaction below).
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
$
500
 million in the fourth quarter of
2023
, which was recognized as revenue. Additionally, Teva may receive up to $
1
 billion in development and launch milestones. Each company will equally share the remaining development costs globally and net profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi will lead the development of the Phase
3
program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world. On December
17
,
2024
, Teva and Sanofi announced that the Phase
2
b study for duvakitug met its primary endpoints in patients with ulcerative colitis and Crohn’s disease. In
October 2025
, Sanofi and Teva initiated Phase
3
studies for Teva’s duvakitug (anti-TL
1
A) for inflammatory bowel disease.
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) providing Teva with an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin
(TEV-’286)
and a related compound
(TEV-’287).
Teva paid an upfront payment of $10
million to Modag in the fourth quarter of 2021, recorded as R&D expenses. emrusolmin
(TEV-’286)
was developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease. In the third quarter of 2024, Teva initiated a Phase 2 clinical trial for emrusolmin
(TEV-’286).
On September 9, 2025, Teva received Fast Track designation from the FDA for emrusolmin
(TEV-’286).
In the second quarter of 2025, Teva initiated a Phase 1 clinical trial for
TEV-‘287,
which is being developed for the treatment of Parkinson’s disease, and consequently paid a milestone payment of
$
10
 million, which was recorded as R&D expenses. Modag may be eligible for additional future development milestone payments in an aggregate amount of up to $
20
 million, as well as future commercial milestones and royalties.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration included biosimilar candidates addressing multiple therapeutic areas, including the then proposed biosimilars to Humira
®
(adalimumab) and Stelara
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

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
®
(golimumab) and in February 2025, the FDA accepted for review a BLA for Alvotech’s proposed biosimilar to Eylea
®
(aflibercept
). On November 2, 2025, Alvotech announced that the FDA issued a complete response letter (CRL) for the BLA of Alvotech’s proposed biosimilar to Simponi
®
(golimumab), in a prefilled syringe and autoinjector presentations.
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
or TEV ’573) and as a result paid Teva a milestone payment of $25 million, which was recognized as revenue in the second quarter of 2022. In April 2024, Takeda informed Teva of its intent to terminate the agreement with respect to such product candidate, and its product rights were reverted back to Teva in the first quarter of 2025. In December 2024, Takeda informed Teva of its intent to terminate the license agreement in its entirety, which termination became effective on May 31, 2025, with all remaining rights to the ATTENUKINE technology reverting back to Teva.
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
On April 28, 2023, the FDA approved UZEDY
®
(risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults, which was launched in the U.S. in May 2023. On October 10, 2025, Teva and MedinCell announced that the FDA approved UZEDY as a once-monthly extended-release injectable suspension as monotherapy or as adjunctive therapy to lithium or valproate for the maintenance treatment of bipolar 1 disorder
(BD-1)
in adults. MedinCell may be eligible for future sales-based milestone payments of up to $105 million with respect to UZEDY. Teva also pays MedinCell royalties on net sales.
The second selected product candidate is olanzapine LAI
(TEV-’749)
for the treatment of schizophrenia. In the third quarter of 2022, Teva decided to progress development of the product candidate to Phase 3 and, as a result, paid a milestone payment of $3 million to MedinCell, which was recognized as R&D expenses. On May 8, 2024, Teva and MedinCell announced positive Phase 3 efficacy results from a trial evaluating olanzapine LAI as a once-monthly subcutaneous long-acting injectable in adults with schizophrenia, and on March 31, 2025, Teva announced survey results demonstrating patient and healthcare satisfaction with olanzapine LAI. Additional safety and efficacy results were presented during the third quarter of 2025, showing no incidence of post-injection delirium/sedation syndrome (PDSS) in study participants taking olanzapine LAI
(TEV-‘749).
Teva paid a $5 million milestone payment to MedinCell in the first quarter of 2025, which was recognized as R&D expenses. MedinCell may become eligible for further development and commercial milestones of up to $112 million, as well as royalties on sales of olanzapine LAI
(TEV-’749).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of September 30, 2025 included Teva’s API business. Assets held for sale as of December 31, 2024, included mainly Teva’s API business and Teva’s business venture in Japan.
On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy. As of the date of this Quarterly Report on Form 10-Q, exclusive discussions with a selected buyer on the sale have
terminated. Teva is initiating a renewed sales process, maintaining its strategic intention to divest its API business. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or whether a divestiture will be agreed or completed at all.
In connection with the held for sale classification of Teva’s API business, in the first nine months of 2025, Teva recorded expenses of $6 million in other assets impairments, restructuring and other items. See note 12.
On March 31, 2025, Teva divested its business venture in Japan, for which Teva recorded a marginal gain in the first quarter of 2025.
Teva has elected the policy to include the currency translation adjustment related to the disposal group as part of the asset carrying amount.
The Company has determined that the intended divestiture of its businesses does not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore it did not meet the criteria for discontinued operations classification.
The table below summarizes all of Teva’s assets and liabilities included as held for sale as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(U.S. $ in millions)
Accounts receivables	$91	222
Inventories	512	$647
Property, plant and equipment, net and others	975	913
Identifiable intangible assets, net	21	83
Goodwill	207	255
Other current assets	93	99
Other non-current assets	190	236
Expected loss on sale*	(280)	(684)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$1,809	$1,771

Accounts payables	(227)	(283)
Other current liabilities	(24)	(49)
Other non-current liabilities	(73)	(85)
Expected loss on sale*	—	(281)

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(324)	$(698)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.

	Three months ended September 30, 2025
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	2,063	1,207	512	125	3,907
Licensing arrangements	27	11	5	3	46
Distribution	392	§	14	—	406
Other	§	16	26	78	121

	$2,483	$1,235	$557	$205	$4,480

§	Represents an amount less than $0.5 million.

	Three months ended September 30, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	1,822	1,214	568	121	3,725
Licensing arrangements	23	9	6	8	45
Distribution	380	§	10	—	390
Other	§	42	29	100	172

	$2,225	$1,265	$613	$229	$4,332

§	Represents an amount less than $0.5 million.

	Nine months ended September 30, 2025
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	5,332	3,681	1,535	389	10,937
Licensing arrangements	78	27	20	3	128
Distribution	1,130	1	36	—	1,167
Other	3	18	43	251	314

	$6,543	$3,726	$1,634	$644	$12,547

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30, 2024
	United States	Europe	International Markets	Other activities	Total
	(U.S.$ in millions)
Sale of goods	4,857	3,668	1,708	399	10,632
Licensing arrangements	68	26	17	10	121
Distribution	1,134	§	28	—	1,163
Other	§	54	49	295	399

	$6,060	$3,749	$1,802	$703	$12,315

§	Represents an amount less than $0.5 million.
Variable consideration
Variable consideration mainly includes sales reserves and allowances (“SR&A”), comprised of rebates (including Medicaid and other governmental program discounts), chargebacks, returns and other promotional (
including
shelf stock adjustments) items. Provisions for prompt payment discounts are netted against accounts receivables.
The Company recognizes these provisions at the time of sale and adjusts them if the actual amounts differ from the estimated provisions.
SR&A to U.S. customers comprised approximately 70% of the Company’s total SR&A as of September 30, 2025, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the nine months ended September 30, 2025 and 2024 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2025	$56	$1,674	$561	$936	$399	$108	$3,678	$3,734
Provisions related to sales made in current year period	310	3,746	753	6,012	213	120	10,844	11,154
Provisions related to sales made in prior periods	—	(38)	33	(29)	(3)	(11)	(48)	(48)
Credits and payments	(295)	(3,432)	(701)	(6,062)	(168)	(93)	(10,456)	(10,751)
Translation differences		61	16	18	5	16	116	116

Balance at September 30, 2025	$71	$2,011	$662	$875	$446	$140	$4,134	$4,205

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2024	$61	$1,603	$540	$859	$436	$97	$3,535	$3,596
Provisions related to sales made in current year period	294	3,436	579	5,925	191	146	10,277	10,571
Provisions related to sales made in prior periods	—	16	26	(11)	(28)	(2)	1	1
Credits and payments	(292)	(3,269)	(556)	(5,877)	(209)	(121)	(10,032)	(10,324)
Translation differences	—	1	3	1	(1)	—	4	4

Balance at September 30, 2024	$63	$1,787	$592	$897	$389	$120	$3,785	$3,848

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	September 30,	December 31,
	2025	2024
	(U.S. $ in millions)
Finished products	$2,027	$1,783
Raw and packaging materials	799	671
Products in process	330	353
Materials in transit and payments on account	168	199

	$3,323	$3,007

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(U.S. $ in millions)
Product rights	$16,338	$15,915	$12,872	$11,998	$3,466	$3,917
Trade names	595	568	331	300	264	268
In process research and development	206	233	—	—	206	233

Total	$17,139	$16,716	$13,203	$12,298	$3,936	$4,418

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 8 years.
Amortization of intangible assets was $144 million and $146 million in the three months ended September 30, 2025 and 2024, respectively.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Amortization of intangible assets was $436 million and $444 million in the nine months ended September 30, 2025 and 2024, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended September 30, 2025 and 2024 were $64 million and $28 million, respectively.
Impairments in the third quarter of 2025 consisted of:

(a)	Identifiable product rights of $57 million, mainly related to updated market assumptions regarding price and volume of products mainly in the U.S.; and

(b)
IPR&D assets of $7 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

Impairments in the third quarter of 2024 consisted of identifiable product rights of $28 million, mainly due to updated market assumptions regarding price and volume of products mainly in the U.S.
Impairments of long-lived intangible assets for the nine months ended September 30, 2025 and 2024 were $227 million and $169 million, respectively.
Impairments in the first nine months of 2025 consisted of:

(a)
Identifiable product rights of $210 million due to: (i) $123 million mainly related to updated market assumptions regarding price and volume of products in Europe and in the U.S., and (ii) $87 million mainly related to a change in Teva’s commercial plan regarding certain products as part of its optimization efforts mainly in the U.S.; and

(b)
IPR&D assets of $17 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

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

The fair value measurement of the impaired intangible assets in the first nine months ended September 30, 2025, is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged between
8.25
% to 9.25%. A probability of success factor of
90
%
was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended September 30, 2025, were as follows:

	United States	Europe	International Markets	Other		Total
				Teva’s API	Medis
	(U.S. $ in millions)
Balance as of December 31, 2024 (1)	$5,732	$8,075	$1,110	—	$232	$15,147

Other changes during the period:
Translation differences and other	—	720	18	—	59	797

Balance as of September 30, 2025 (1)	$5,732	$8,795	$1,128	—	$291	$15,945

(1)	Cumulative goodwill impairment as of September 30, 2025 and December 31, 2024, was each approximately $29.6 billion.
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
In the second quarter of 2024, Teva recorded a goodwill impairment charge of $400 million related to Teva’s API reporting unit.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Third Quarter Developments
During the third quarter of 2025, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of September 30, 2025. Management concluded that no triggering event had occurred and, therefore, no quantitative assessment was performed.
In the third quarter of 2024, Teva recorded a goodwill impairment charge of $600 million related to Teva’s API reporting unit.
NOTE 7 – Debt obligations:

a.	Short-term debt:

			September 30,	December 31,
	Interest rate as of September 30, 2025	Maturity	2025	2024
			(U.S. $ in millions)
Convertible senior debentures	0.25%	2026	23	23
Current maturities of long-term liabilities and other			1	1,758

Total short-term debt			$24	$1,781

Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due in 2026 was $23 million as of September 30, 2025 and as of December 31, 2024. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b.	Long-term debt:

	Interest rate as of September 30, 2025	Maturity	September 30, 2025	December 31, 2024
			(U.S. $ in millions)
Senior notes EUR 1,000 million (4)	6.00%	2025	—	429
Senior notes USD 1,000 million (5)	7.13%	2025	—	427
Senior notes EUR 900 million (6)	4.50%	2025	—	515
Senior notes CHF 350 million (12)	1.00%	2025	—	387
Senior notes USD 3,500 million (10)	3.15%	2026	1,798	3,374
Senior notes EUR 700 million	1.88%	2027	820	730
Sustainability-linked senior notes USD 1,000 million (1)(*)(10)	4.75%	2027	649	1,000
Sustainability-linked senior notes EUR 1,100 million (1)(*)	3.75%	2027	1,290	1,144
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes EUR 750 million	1.63%	2028	877	778
Sustainability-linked senior notes USD 1,000 million (2)(*)	5.13%	2029	1,000	1,000
Sustainability-linked senior notes USD 600 million (3)(*)(10)	7.88%	2029	398	600
Sustainability-linked senior notes EUR 800 million (3)(*)(10)	7.38%	2029	778	835
Sustainability-linked senior notes EUR 1,500 million (2)(*)	4.38%	2030	1,760	1,562
Senior notes USD 700 million (7)	5.75%	2030	696	—
Sustainability-linked senior notes USD 500 million (3)(*)	8.13%	2031	500	500
Sustainability-linked senior notes EUR 500 million (3)(*)	7.88%	2031	587	521
Senior notes EUR 1,000 million (8)	4.13%	2031	1,165	—
Senior notes USD 500 million (9)	6.00%	2032	496	—
Senior notes USD 789 million	6.15%	2036	784	783
Senior notes USD 2,000 million	4.10%	2046	1,988	1,986

Total senior notes			16,836	17,821
Less current maturities			—	(1,758)
Less debt issuance costs (11)			(70)	(61)

Total senior notes and loans			$16,766	$16,002

(1)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%-0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after May 9, 2026.

(2)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125%-0.375% per annum, from and including May 9, 2026.
(3)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.100%-0.300% per annum, from and including September 15, 2026.
(4)	In January 2025, Teva repaid $426 million of its 6.00% senior notes due 2025 at maturity.
(5)	In January 2025, Teva repaid $427 million of its 7.13% senior notes due 2025 at maturity.
(6)	In March 2025, Teva repaid $515 million of its 4.50% senior notes due 2025 at maturity.
(7)	In May 2025, Teva issued senior notes in an aggregate principal amount of $700 million bearing 5.75% annual interest and due December 2030.
(8)	In May 2025, Teva issued senior notes in an aggregate principal amount of €1,000 million bearing 4.125% annual interest and due June 2031.
(9)	In May 2025, Teva issued senior notes in an aggregate principal amount of $500 million bearing 6.00% annual interest and due December 2032.
(10)
In June 2025, Teva consummated a cash tender offer and extinguished $1,579 million aggregate principal amount of its 3.15% senior notes due 2026; $351 million aggregate principal amount of its 4.75% senior notes due 2027; $202 million aggregate principal amount of its 7.88% senior notes due in 2029; and $157 million aggregate principal amount of its 7.38% senior notes due in 2029. The extinguishment resulted in a loss of $10 million which was recorded under financial expenses, net.

(11)
Debt issuance costs as of September 30, 2025 include $20 million in connection with the issuance of the senior notes in May 2025, partially offset by $6 million acceleration of issuance costs related to the cash tender offer.

(12)	In July 2025, Teva repaid $444 million of its 1% senior notes due 2025 at maturity.
*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 8c.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Long-term debt was issued by several indirect wholly owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
Teva’s debt as of September 30, 2025 was effectively denominated in the following currencies: 57% in U.S. dollars and 43% in euro.
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
Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of September 30, 2025, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
In the first nine months of 2025, approximately 45% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of September 30, 2025, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

c.	Bifurcated embedded derivatives:
Upon the issuance of its sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and reduction of absolute greenhouse gas emissions, which were bifurcated and are accounted for separately as derivative financial instruments. As of September 30, 2025, the fair value of these derivative instruments is negligible.

d.	Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value		Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$64	$71
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(35)	(24)
Other non-current liabilities:
Cross-currency interest rate swap-cash flow hedge (1)	(18)	—	—	—

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$237	$272	$(44)	$180
Cross-currency interest rate swap—cash flow hedge (1)	(4)	—	(1)	—

	Financial expenses, net		Other comprehensive income (loss)
	Nine months ended,		Nine months ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(U.S. $ in millions)
Reported under
Line items in which effects of hedges are recorded	$714	$763	$700	$(75)
Cross-currency interest rate swap—cash flow hedge (1)	12	(8)	—	1
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$237	$272	$(4,480)	$(4,332)
Option and forward contracts (2)	4	4	—	—
Option and forward contracts economic hedge (3)	—	—	(9)	9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Financial expenses, net		Net revenues
	Nine months ended,		Nine months ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$714	$763	$(12,547)	$(12,315)
Option and forward contracts (2)	8	(33)	—	—
Option and forward contracts economic hedge (3)	—	—	51	(1)

(1)
In May 2025, Teva entered into a $500 million notional amount of fixed to fixed cross-currency interest rate swaps relating to its 5.75% senior notes due 2030 to hedge the foreign currency exchange risk of future principal and interest payments associated with the USD denominated notes. The cross-currency swaps synthetically convert part of the USD debt into CHF, aligning debt servicing costs with Teva’s inflows and reducing economic volatility. These swaps have been designated as cash flow hedges and the gain or loss on these swaps will be reported as a component of other comprehensive income and reclassified into earnings in each period during which the swaps affect earnings in the same line item associated with the USD denominated bonds.

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, British pound, Russian ruble, Canadian dollar, Polish złoty, new Israeli shekel, Indian rupee and some other currencies to protect its projected operating results for 2025 and 2026. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions of future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. In the three months ended September 30, 2025, the positive impact from these derivatives recognized under revenues was $9 million. In the three months ended September 30, 2024, the negative impact from these derivatives recognized under revenues was $9 million. In the nine months ended September 30, 2025, the negative impact from these derivatives recognized under revenues was $51 million. In the nine months ended September 30, 2024, the positive impact from these derivatives recognized under revenues was $1 million. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $5 million and $7 million were recognized under financial expenses, net, for each of the three months ended September 30, 2025 and 2024, and losses of $30 million and $21 million were recognized under financial expenses, net, for each of the nine months ended September 30, 2025 and 2024, respectively.

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
It is anticipated that the AR Facility will be extended during November 2025 for an additional three-year term. The commitment amount will remain $950 million.
Pledged accounts receivables
In connection with the U.S. securitization program, accounts receivables, net of allowance for credit losses, include $782 million and $558 million as of September 30, 2025 and December 31, 2024, respectively, which are pledged by the SPV to PNC.

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the outstanding accounts payables
to suppliers
participating in these supplier finance programs were $171 million and $158 million, respectively.
NOTE 9 – Legal settlements and loss contingencies:
In the third quarter of 2025, Teva recorded expenses of $60 million in legal settlements and loss contingencies, compared to expenses of $450 million in the third quarter of 2024. Expenses in the third quarter of 2025 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). Expenses in the third quarter of 2024 were mainly related to a decision by the European Commission in its antitrust investigation into COPAXONE
®
, and an update to the estimated settlement provision for the opioid cases (mainly related to the settlement agreement with the city of Baltimore and the effect of the passage of time on the net present value of the discounted payments). See note 10.
In the first nine months of 2025, Teva recorded expenses of $312 million in legal settlements and loss contingencies, compared to $638 million in the first nine months of 2024. Expenses in the first nine months of 2025 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation, as well as a provision recorded in connection with the antitrust litigation related to QVAR. Expenses in the first nine months of 2024 were mainly related to a decision by the European Commission in its antitrust investigation into COPAXONE, and an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments and the settlement agreement with the city of Baltimore).
As of September 30, 2025 and December 31, 2024, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,668 million and $4,881 million, respectively.

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
Teva records a provision in its consolidated financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is reasonably estimable. Based upon the status of the cases described below, management’s assessments of the likelihood of damages, and the advice of legal counsel, no material provision has been made regarding any matter disclosed in this note, except as noted below. Litigation outcomes and contingencies are unpredictable, and substantial damages or other relief may be awarded. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions. Teva continuously reviews the matters described below and may, from time to time, remove previously disclosed matters where the exposures were fully resolved in the prior year, or determined to no longer meet the materiality threshold for disclosure, or were substantially resolved.
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
In connection with third-party agreements, Teva may under certain circumstances be required to indemnify, and may be indemnified by, in unspecified amounts, the parties to such agreements against third-party claims. Among other things, Teva’s agreements with third parties may require Teva to indemnify them, or require them to indemnify Teva, for the costs and damages incurred in connection with product liability claims.
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
Teva could also be sued for patent infringement outside the context of the Hatch-Waxman Act or BPCIA. For example, Teva could be sued for patent infringement after commencing sales of a product. This type of litigation can involve any of Teva’s pharmaceutical products, not just its generic and biosimilar products.
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
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury returned a verdict in GSK’s favor, which was initially overturned by the U.S. District Court for the District of Delaware. The Court of Appeals for the Federal Circuit reinstated the $235.5 million jury verdict, not including pre- or post-judgment interest, finding Teva liable for patent infringement. The U.S. Supreme Court denied Teva’s appeal for a rehearing. On December 12, 2024, the U.S. District Court for the District of Delaware set a schedule for briefing on legal issues that remain in the case, and the briefings were completed on March 26, 2025. In addition to those legal issues, there will need to be a trial regarding certain equitable issues that were never presented in the 2017 jury trial. Teva recognized a provision based on its offer to settle the matter.
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
The trial in the valsartan MDL has been postponed indefinitely, and discovery is paused indefinitely in the MDL with respect to the losartan claims against Teva.
Certain generic manufacturers, including Teva, have also been named in a small number of state court actions brought by single plaintiffs asserting allegations similar to those in the aforementioned valsartan MDL. All of these state court matters have been stayed, aside from a single case pending in New Jersey. Similar lawsuits are pending in Canada.
Teva was also named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s and other generic manufacturers’ metformin products. In December 2024, Teva reached a settlement on this matter that resolved all of the plaintiffs’ claims against Teva and the settlement agreement is awaiting court approval.

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
In December 2011, three groups of plaintiffs filed claims against Wyeth and Teva for alleged violations of the U.S. antitrust laws in connection with their November 2005 settlement of patent litigation involving extended-release venlafaxine (generic Effexor XR
®
). The cases were filed by a purported class of direct purchasers, a purported class of indirect purchasers and certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. On August 19, 2025, the district court approved a settlement agreement between Teva and one group of plaintiffs (the indirect purchaser plaintiffs), while the case is proceeding with respect to the other plaintiffs. Annual sales of Effexor XR
®
were approximately $2.6 billion at the time of settlement and at the time Teva launched its generic version of Effexor XR
®
in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs filed claims against GSK and Teva in the U.S. District Court for the District of New Jersey for alleged violations of the antitrust laws in connection with their February 2005 settlement of patent litigation involving lamotrigine (generic Lamictal
®
). The plaintiffs claimed that the settlement agreement unlawfully delayed generic entry and sought unspecified damages. In February 2023, a number of direct purchasers who were denied class certification filed suit as individual plaintiffs, which action was transferred to the U.S. District Court for the District of New Jersey. Discovery of the newly added individual plaintiffs is ongoing. Annual sales of Lamictal
®
were approximately $950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal
®
in July 2008.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In April 2013, purported classes of direct purchasers of, and end payers for, Niaspan
®
(extended-release niacin) filed claims against Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005 to resolve patent litigation over the product. A multidistrict litigation has been established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. On April 24, 2023, the U.S. District Court’s denial of the indirect purchasers’ motion for class certification was affirmed by the Court of Appeals for the Third Circuit, and on June 5, 2023, the Court of Appeals denied the indirect purchasers’ petition for re-hearing.
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
®
in September 2013.
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties hindered the entry of generic modafinil and imposed fines totaling euro 60.5 million on Teva and Cephalon, potentially subject to post-decision interest. Teva and Cephalon filed an appeal against the decision in February 2021, and a judgment was issued on October 18, 2023 rejecting Teva’s appeal. A provision for this matter was included in the financial statements. In lieu of posting a cash bond, Teva provided the European Commission with a bank guarantee in the amount of the imposed fines, plus post-decision interest. On January 4, 2024, Teva appealed the October 2023 judgment to the European Court of Justice, and on October 23, 2025, the European Court of Justice issued its judgment, dismissing Teva’s appeal.
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
®
and/or Truvada
®
and Atripla
®
, although plaintiffs abandoned any claim for damages relating to the Viread
®
settlement. In May 2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs and Teva recognized a provision for this matter based on such settlement. On June 30, 2023, the jury in the trial against the remaining plaintiffs issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims. On February 12, 2024, the court entered a judgment consistent with the jury verdict as to all claims against Teva. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, and oral argument on the appeal occurred on October 9, 2025. A decision remains pending. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.
In March 2021, the European Commission opened a formal antitrust investigation to assess whether Teva may have abused a dominant position by delaying the market entry and uptake of medicines that compete with COPAXONE, and in October 2022, the European Commission issued its preliminary allegations that Teva had engaged in anti-competitive practices. On October 31, 2024, the European Commission announced its final decision, alleging that Teva had abused a dominant position in certain European member states by (i) filing and withdrawing certain divisional patents, and (ii) raising concerns about competitors’
follow-on
versions of COPAXONE. The decision also includes a fine of euro 462.6 million, potentially subject to post-decision interest. Teva filed an appeal against the decision with the General Court of the European Union in January 2025, and that appeal remains pending. In accordance with Accounting Standards Codification 450 “Accounting for Contingencies,” Teva recognized a provision in its financial statements in the third quarter of 2024, based on management’s current best estimate of the outcome within a range of outcomes for the final resolution of this case. Teva has provided the European Commission with surety underwritten guarantees in an amount of euro 462.6 million, together with specified post-decision interest, to cover the fine amount. Certain generic competitors in Europe have also brought similar antitrust claims against Teva in Germany and the Netherlands, which have been stayed. Teva could face additional claims from generic competitors, payors, or other private plaintiffs in Europe related to this matter.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the U.S. District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, purported purchasers of COPAXONE filed claims against Teva in the U.S. District Court for the District of New Jersey on behalf of themselves and similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, additional purported purchasers of COPAXONE sued Teva in the U.S. District Court for the District of Vermont on behalf of themselves and similarly situated indirect purchasers of COPAXONE. The complaints variously assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”). Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva moved to dismiss all of the complaints, and on January 22, 2024, Teva’s motion to dismiss the complaint in the District of Vermont was granted as to certain state law claims but was otherwise denied. On February 27, 2025, the Special Master in the District of New Jersey (the “Special Master”) issued reports and recommendations on Teva’s motions to dismiss the direct purchaser plaintiffs’ (“DPP”) complaint and the Mylan complaint, recommending dismissal of several aspects of the plaintiffs’ respective claims and allowing others to proceed. Mylan filed an objection with the District Court to certain of the Special Master’s recommendations for dismissal. The objection remains pending. On May 30, 2025, the DPPs filed an amended complaint, which drops its class allegations and adds several new direct purchaser plaintiffs. Teva submitted its renewed motion to dismiss certain of DPPs’ allegations to the Special Master for resolution, which is fully briefed and remains pending. On August 7, 2025, the Special Master issued a report and recommendation on Teva’s motion to dismiss the indirect purchasers’ complaint, recommending dismissal of several aspects of the plaintiffs’ claims and allowing others to proceed. On April 3, 2025, Walgreen Co., The Kroger Co., Albertsons Companies, Inc., and
H-E-B,
L.P. (“Retailers”), as
opt-outs
of the purported DPP class in the District of New Jersey, filed a complaint against Teva in the District of Vermont alleging claims similar to those filed by other plaintiffs and asserting a claim under the Sherman Act. On September 24, 2025, the Vermont court granted Teva’s motion to transfer the Retailers’ case to the District of New Jersey.
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK, Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an alleged anticompetitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva agreed to indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, following Teva’s acquisition of the Actavis generics business from Allergan, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK (previously Actavis UK) and Auden Mckenzie appealed to the U.K. Competition Appeal Tribunal (the “Tribunal”) the CMA’s decisions that the prices of hydrocortisone were unfair and excessive and that the agreements amounted to infringements of the U.K.’s Competition Act as so-called
pay-for-delay
arrangements. The hearing for the appeal concluded in the first quarter of 2023, with partial judgments handed down by the Tribunal on September 18, 2023 (judgment on unfair pricing), March 8, 2024 (judgments on pay-for-delay
and due process) and April 29, 2024 (judgment on fines). On September 6, 2024, the U.K. Court of Appeal overturned the Tribunal’s judgment on due process and, as a result, the Tribunal will consider and issue a further judgment on fines. Accord UK and Auden Mckenzie requested permission to appeal the U.K. Court of Appeal’s ruling (overturning the Tribunal’s judgment on due process) to the U.K. Supreme Court, but that request was denied in January 2025. In March 2025, the Tribunal gave Accord UK and Auden Mckenzie permission to appeal to the Court of Appeal certain other issues relating to unfair pricing and fines. Those appeals have been filed and remain pending. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In November 2022, two complaints filed by plaintiffs purporting to represent retailer purchasers and a putative class of end-payor
purchasers were filed in the U.S. District Court for the District of New Jersey against Teva and its marketing partner, Natco Pharma Limited (“Natco”), alleging violations of the antitrust laws in connection with their December 2015 settlement of patent litigation with Celgene Corporation (which was subsequently acquired by BMS) involving the drug Revlimid
®
(lenalidomide). The complaints also name Celgene and BMS as defendants. On January 24, 2023, the complaints were consolidated for pre-trial
purposes only with an earlier-filed, already consolidated action filed against BMS and Celgene. On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California, which were consolidated with the pending consolidated actions and transferred to the U.S. District Court for the District of New Jersey. On June 6, 2024, the court granted in full Celgene’s motion to dismiss the Insurer
Opt-Out
Action, but allowed plaintiffs leave to amend most of their claims. The court had previously administratively terminated Teva’s, Natco’s, and Celgene’s motions to dismiss the retailer and end-payor
complaints pending the decision on the Insurer Opt-Out Action. On August 5, 2024, plaintiffs filed amended complaints to which the defendants subsequently filed motions to dismiss, which remain pending. On December 16, 2024, five individual Insurer Opt Out plaintiffs, each of whom had added Teva and Natco as defendants in the Insurer Amended Complaint filed on August 5, 2024, filed new standalone complaints adding no new substantive allegations and naming Teva, Natco and others as defendants. Annual sales of Revlimid
®
in the United States were approximately $3.5 billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and NUVIGIL
®
(armodafinil) filed a complaint in the U.S. District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an Abbreviated New Drug Application (“ANDA”) to sell generic EpiPen
®
, which Teva launched in 2018 following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated federal antitrust laws, the RICO Act, and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in which plaintiffs limited their claims only to those relating to the alleged delay of generic NUVIGIL. On March 26, 2024, the court dismissed plaintiffs’ RICO claims and certain state law claims but denied Teva’s motion to dismiss plaintiffs’ antitrust claims. On June 14, 2024, the court entered orders bifurcating discovery and limiting the first phase to the question of the timeliness of plaintiffs’ claims. Substantially similar complaints were filed in the U.S. District Courts for the Central District of California and the Eastern District of New York on June 19, and June 23, 2025, respectively. On July 28, 2025, the Eastern District of New York court granted a motion filed by Teva to transfer the case to the District of Kansas, and a second motion to transfer remains pending in the Central District of California. Annual sales of NUVIGIL in the United States were approximately
$
300
 million at the time Teva entered into the first settlement with an ANDA filer in
2012
.
In May 2023, certain
end-payor
plaintiffs filed putative class action complaints in the U.S. District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR asthma inhalers in violation of state and federal antitrust laws and state consumer protection laws. The court dismissed plaintiffs’ claim that Teva had engaged in “sham litigation” and certain of plaintiffs’ state antitrust and consumer protection claims, but permitted the case to proceed on the remainder of plaintiffs’ allegations. In the second quarter of 2025, Teva recognized a provision for this matter. On August 4, 2025, the parties informed the court that they had reached a settlement in principle, and the settlement was subsequently filed and is awaiting preliminary approval by the Court.
In September and October 2025, private plaintiffs representing (1) a putative class of end-payor
purchasers, (2) a putative class of direct purchasers; and (3) Walgreen Co., The Kroger Co., Albertsons Companies, Inc., HEB, L.P., and Supervalue, Inc., filed complaints in the United States District Court for the District of Rhode Island against Bausch Health Companies Inc., Teva, and their related entities. The complaints allege violations of the antitrust laws and various state laws in connection with the companies’ September 2018 settlement of patent litigation concerning the drug Xifaxan
®
(rifaximin). Plaintiffs seek declaratory and injunctive relief, treble damages, attorneys’ fees, and costs of suit. Annual sales of Xifaxan
®
were approximately $1.5 billion at the time of the settlement.
Government Investigations and Litigation Relating to Pricing and Marketing
Teva is involved in government investigations and litigation arising from the marketing and promotion of its pharmaceutical products in the United States.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the U.S. Department of Justice (“DOJ”) Antitrust Division seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. On August 25, 2020, a federal grand jury in the Eastern District of Pennsylvania returned a three-count
indictment charging Teva USA with criminal felony Sherman Act violations. On August 21, 2023, Teva USA entered into a
3-year
deferred prosecution agreement (“DPA”) with the DOJ. Under the terms of the DPA, Teva USA: (i) admitted to violating the antitrust laws by agreeing with competitors, in three instances between 2013 and 2015 involving three separate customers, not to bid on an opportunity to supply a customer with a particular generic product (in the first instance pravastatin, in the second clotrimazole, and in the third tobramycin); (ii) agreed to divest the pravastatin that it sells in the United States to a third-party buyer; (iii) agreed to donate $50 million worth of clotrimazole and tobramycin, valued at wholesale acquisition cost (“WAC”), to humanitarian organizations over five years; and (iv) agreed to pay a fine in the amount of $
225
 million over 5 years, with $22.5 million due each year from 2024 through 2027, and $135 million due in 2028. Teva recognized a provision for the resolution of this case and divested pravastatin in November 2024 pursuant to the DPA.
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
For the complaints described above, which also include claims against certain former employees of Actavis and Teva USA, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. In April 2024, all three of the attorneys general’s lawsuits were transferred back to the U.S. District Court for the District of Connecticut where they were originally filed. The court has adopted a schedule for summary judgment in the attorneys general’s third complaint pursuant to which multiple groups of motions were filed during 2025. Fact discovery in the first and second complaints was completed in July 2025.
In addition, for the complaints described above, Teva has settled with the states of Mississippi (in June 2021), Louisiana (in March 2022), Georgia (in September 2022), Arkansas (in October 2022), Florida (in February 2023), Kentucky (in June 2023), South Dakota (in June 2024), and New Mexico (in June 2024). Teva paid each state an amount proportional to its share of the national population (approximately $1,000,000 for each 1% share of the national population), and such states have dismissed their claims against Actavis and Teva USA, as well as certain former employees of Actavis and Teva USA, pursuant to these settlements. These settlements, in addition to the status of negotiations with several other U.S. state attorneys general to settle on comparable terms, caused management to consider settlement of the claims filed by the remaining attorneys general to be probable, and management recorded an estimated provision in the third quarter of 2022. In the second quarter of 2025, Teva updated the provision based on recent developments in its ongoing negotiations with certain remaining U.S. state attorneys general. The States of Alabama (in March 2022) and Hawaii (in August 2023) and the territories of American Samoa (in July 2020) and Guam (in February 2023) have all voluntarily dismissed all of their claims in the litigation against Actavis and Teva USA. The dismissals by Alabama, Hawaii and Guam were with prejudice and the dismissal by American Samoa was without prejudice.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Beginning on March 2, 2016, and through June 2025, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently a complaint filed by an indirect opt out plaintiff on June 9, 2025. All such complaints have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). These complaints have been brought against various manufacturer defendants, including Teva USA and Actavis, alleging that these defendants engaged in conspiracies to fix prices and/or allocate market share of generic products, and generally seeking injunctive relief and damages under federal antitrust law, as well as damages under various state laws. With limited exceptions, all fact discovery in the Pennsylvania MDL is scheduled to be completed in December 2025. The Pennsylvania MDL court had proposed holding a bellwether trial on a single drug, starting in August 2025, in a case in which Actavis (but not Teva) is a defendant. However on June 17, 2025, the United States Court of Appeals for the Third Circuit gave defendants permission to immediately appeal the District Court’s prior grants of class certification as to the bellwether trial on that single drug, and the Pennsylvania MDL court thereafter stayed the trial in the bellwether case against Actavis, in light of that Third Circuit ruling. The Pennsylvania MDL court has since selected two additional bellwethers: Humana Inc.’s (“Humana”) indirect opt-out
case, involving claims on various drugs, and a case filed by a putative class of indirect reseller plaintiffs (“IRPs”) involving claims on a single drug (pravastatin). Under the current case schedule, the Humana bellwether case is set for trial starting in September 2026, and the IRP bellwether case is set for trial starting in December 2026.
From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis. Following defendants’ request, the cases filed in the Court of Common Pleas of Philadelphia County have all been placed in deferred status. One plaintiff, Aetna Inc., filed a complaint in Connecticut state court on December 30, 2024. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. On March 14, 2025 and June 9, 2025, respectively, Walmart Inc. and Southwest Airlines, Inc. filed lawsuits against various manufacturers, including Teva and Actavis, in the Eastern District of Pennsylvania which has been transferred to the Pennsylvania MDL. On May 19, 2025, New York Quality Healthcare Corporation filed a lawsuit against various manufacturers, including Teva and Actavis, in New York Supreme Court, County of New York.
There is also one similar complaint brought in Canada, which is in its early stages and alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The court held a class certification hearing in October 2025 and a decision remains pending.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. In August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It was alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On October 10, 2024, Teva entered into a settlement agreement with the DOJ to resolve these claims. Under the terms of the settlement, which includes no admission of wrongdoing, Teva is required to pay $425 million over 6 years – $19 million was paid in the fourth quarter of 2024, $34 million will be paid in 2025, $49 million will be paid in each of 2026 and 2027, $99 million will be paid in 2028, and $175 million will be paid in 2029. The case was dismissed with prejudice on November 19, 2024. Teva has recognized a provision for the resolution of this case. Additionally, on January 8, 2021, Humana filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. On April 29, 2025, the court granted Teva’s motion to dismiss. On May 28, 2025, Humana re-filed
the case in Kentucky circuit court, alleging the same facts alleged in the Florida district court action. On July 29, 2025, Teva filed a motion to dismiss, which remains pending. On November 17, 2022, United Healthcare filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint, followed by an amended complaint filed on February 29, 2024. On March 28, 2025, Teva moved for summary judgment limited to the statute of limitations defense as per the court’s order, and that motion is pending.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In April 2021, a city and county in Washington filed claims against Teva in the U.S. District Court for the Western District of Washington for alleged violations of the RICO Act, Washington’s Consumer Protection Act, and unjust enrichment concerning Teva’s sale of COPAXONE. Plaintiffs purport to represent a nationwide class of health plans and a subclass of Washington-based health plans that purchased and/or reimbursed health plan members for COPAXONE. Plaintiffs allege that Teva engaged in several fraudulent schemes that resulted in plaintiffs and the putative class members purchasing and/or reimbursing plan members for additional prescriptions of COPAXONE and/or at inflated COPAXONE prices. Plaintiffs seek treble damages for the excess reimbursements and inflated costs, as well as injunctive relief. On November 17, 2021, Teva moved to dismiss the suit, on the grounds that plaintiffs’ claims are barred by the applicable statutes of limitations and the direct purchaser rule, suffer from jurisdictional defects, and fail to plausibly allege fraud or other elements of their claims. On March 9, 2023, the court held a hearing on the motion to dismiss, and a decision remains pending. On June 27, 2025, Teva filed a motion to lift the stay of discovery. That motion is fully briefed and remains pending.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

With its settlement with the City of Baltimore, Teva has settled with 100% of the U.S. states and litigating political subdivisions and the Native American tribes (the “Tribes”). Teva’s estimated cash payments between 2025 and 2029 for all opioids settlements are: $419 million to be paid in 2025 (of which $412 million was paid as of September 30, 2025), $363 million payable in 2026; $364 million payable in 2027; $385 million payable in 2028; and $339 million payable in 2029. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2030.
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
In addition, Teva, certain of its subsidiaries and other defendants, are defending claims and putative class action lawsuits in Canada related to the manufacture, sale, marketing and distribution of opioid medications. The lawsuits include: (i) a claim brought by the Province of British Columbia on behalf of itself and a putative class of other federal and provincial governments, (ii) claims of municipalities, (iii) claims on behalf of various First Nations groups, and (iv) consumer class actions on behalf of persons who used opioids on behalf of themselves and putative classes. On January 22, 2025, the British Columbia Supreme Court certified the class of federal and provincial governments. Defendants appealed this decision, and a hearing on this appeal is scheduled for December 2025. The court in Quebec certified the class in the consumer class action in 2024 (and denied leave to appeal), and the court in Ontario scheduled a certification hearing for an additional consumer class for March 2026. Other Canadian opioid actions remain in their preliminary stages.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Shareholder Litigation
In November and December 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors, which were subsequently consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019, asserting that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. From July 2017 to June 2019, other putative securities class actions were filed in other federal courts based on similar allegations and claims, and were transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors on behalf of plaintiffs in various forums across the country, but many of those plaintiffs
“opted-out”
of the Ontario Teachers Securities Litigation. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. The vast majority of the total settlement amount was covered by the Company’s insurance carriers, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. On January 22, 2021, the Court dismissed the
“opt-out”
plaintiffs’ claims arising from statements made prior to the five-year statute of repose, but denied Teva’s motion to dismiss their claims under Israeli laws. Teva has settled the majority of the
“opt-out”
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Item 103 of Regulation
S-K
promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions, unless the Company reasonably believes that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $300,000. The following matter is disclosed in accordance with that requirement. On July 8, 2021, the National Green Tribunal Principal Bench, New Delhi, issued an order against Teva’s subsidiary in India, Teva API India Private Limited, finding non-compliance
with environmental laws and assessing a penalty of $1.4 million. Teva filed an appeal before the Hon’ble Supreme Court of India, disputing certain of the findings and the amount of the penalty. On August 5, 2021, the Supreme Court of India granted a stay of the judgment by the National Green Tribunal Principal Bench. On April 8, 2025, the Supreme Court of India accepted the appeal filed by Teva’s subsidiary and a hearing will be scheduled in due course. The Company does not believe that the eventual outcome of such matter will have a material effect on its business.
Gain Contingencies
From time to time, Teva may directly or indirectly pursue claims against certain parties, including but not limited to patent infringement lawsuits against other pharmaceutical companies to protect its patent rights, as well as derivative actions brought on behalf of Teva. Teva recognizes gain contingencies from the defendants in such lawsuits when they are realized or when all related contingencies have been resolved. No gain has been recognized regarding any matter disclosed below, unless mentioned otherwise.
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes on nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022. The jury’s verdict found that the three method of treatment patents were valid and infringed by Lilly and awarded Teva
$
176.5

million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva appealed and a hearing was held on September 5, 2025. A decision remains pending.
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
®
, which Amarin asserts precludes Teva from filing the present antitrust action. Teva opposed this motion on June 7, 2024, and on December 4, 2024, the Nevada court denied Amarin’s motion. On March 25, 2025, Amarin filed a
“pre-motion
letter” with the District of New Jersey, where the case is pending, asking for permission to file a motion for judgment on the pleadings on the same grounds as its motion in Nevada. On October 8, 2025, the Court granted Amarin’s request to file its motion. Amarin served its motion on October 29, 2025. Briefing on Amarin’s motion is expected to be completed on November 19, 2025. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
In June 2024, Teva filed a lawsuit in the U.S. District Court for the Northern District of California alleging that Corcept Therapeutics, Inc. (“Corcept”), and Optime Care Inc. (“Optime”) have engaged in a multifaceted, years-long scheme to stifle generic competition to Corcept’s branded Korlym
®
(mifepristone) drug product, which is indicated to treat endogenous Cushing’s syndrome. Teva alleges that Corcept and Optime have suppressed competition by abusing the patent and judicial systems, entering a long-term, blanket exclusive-dealing agreement that has locked up a key pharmaceutical distribution channel, and making illicit payments to physicians as compensation for prescribing Korlym
®
. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic mifepristone drug sales that Teva could have made absent Corcept and Optime’s alleged interference, as well as injunctive relief to remove the unlawful barriers to generic competition created by Corcept and Optime. Teva filed an amended complaint in September 2024. Defendants filed a joint motion to dismiss in October 2024, which the court denied in substantial part on September 12, 2025. On September 26, 2025, Teva filed an amended complaint amending certain claims that were dismissed. Discovery is ongoing. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Motions to approve derivative actions seeking monetary damages against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness, as well as motions for document disclosure prior to initiating derivative actions. Motions were filed with respect to several U.S. and EU settlement agreements, allegations related to the DOJ PAP Complaint, an
d
with respect to the European Commission’s proceedings relating to COPAXONE.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 – Income taxes:
In the third quarter of 2025, Teva recognized a tax expense of $214 million, on a pre-tax
income of $646 million. In the third quarter of 2024, Teva recognized a tax expense of $69 million, on a pre-tax
loss of $324 million.
Teva’s tax rate for the third quarter of 2025 was mainly impacted by changes in deferred tax balances due to statutory tax rate changes and interest and inflation adjustments related to the agreement with the Israeli Tax Authorities (“ITA”) mentioned below.
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
In the first nine months of 2025, Teva recognized a tax expense of $210 million, on a pre-tax
income of $1,143 million. In the first nine months of 2024, Teva recognized a tax expense of $648 million, on a pre-tax
loss of $1,037 million.
Teva’s tax rate for the first nine months of 2025 was mainly impacted by releases of uncertain tax positions, interest and inflation adjustments related to the agreement with the ITA mentioned below, foreign exchange impact on deferred tax positions and changes in deferred tax balances due to statutory tax rate changes.
Teva’s tax rate for the first nine months of 2024 was mainly impacted by a settlement agreement with the ITA as discussed below, impairment charges with no corresponding tax effects, deferred tax benefits resulting from intellectual property related integration plans, an adjustment to the Company’s corporate tax rate in Israel on losses related to non-qualified
tax incentives activities in Israel, legal expenses with no corresponding tax effect related to the fine issued by the European Commission in connection with its antitrust investigation into COPAXONE, and recording of valuation allowance with respect to certain carry over credits outside of Israel.
The statutory Israeli corporate tax rate is 23% in 2025. Teva’s global tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits, as well as infrequent or non-recurring
items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. A trial for this case is currently ongoing. A final and binding decision against Teva in this case may lead to a charge of $118 million.
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
Teva periodically assesses the need for valuation allowances against its deferred tax assets, and considers available evidence including but not limited to, the Company’s recent earnings history, forecasted future taxable income to the extent it is objectively verifiable, and significant nonrecurring items impacting those amounts. To the extent Teva’s operating results improve or deteriorate, or to the extent changes in tax laws and other factors affect Teva’s ability to utilize deferred tax assets, Teva may need to adjust its valuation allowance.
With respect to certain U.S. tax attributes, depending on Teva’s future operating results, the Company may have sufficient positive evidence to release valuation allowances within the next twelve months. If realized, the release would result in recognition of certain deferred tax assets, with a corresponding income tax benefit in the period in which it is recorded.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The Act contains certain provisions related to the extent of deductibility of interest expense for U.S. federal tax purposes, R&D costs and other depreciable property, as well as changes to U.S. taxation of foreign subsidiaries’ earnings, and other U.S. corporate tax law changes. Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. Teva evaluated the potential impact of this Act on its annual consolidated financial statements and related disclosures, and does not expect the Act to have a material impact on its 2025 consolidated financial statements.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets (*)	$15	$(80)	$28	$589
Contingent consideration	16	34	46	305
Restructuring	29	21	196	52
Other	3	1	2	(16)

Total	$62	$(23)	$272	$931

(*)	Including impairments related to exit and disposal activities.
Impairments
In the three months ended September 30, 2025, Teva recorded an expense of $15 million under impairments of tangible assets, compared to an income of $80 million in the three months ended September 30, 2024. The income for the three months ended September 30, 2024 was mainly related to a favorable adjustment to the changes of the expected loss from reclassification of currency translation adjustments, partially offset by an additional impairment due to the fair value update in connection with the classification of the business venture in Japan as held for sale.
Impairments of tangible assets for the nine months ended September 30, 2025 and 2024 were $28 million and $589 million, respectively. The impairments for the nine months ended September 30, 2024 were mainly related to the classification of the business venture in Japan as held for sale (see note 2).
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
Contingent consideration
In the three months ended September 30, 2025, Teva recorded an expense of $16 million for contingent consideration, compared to an expense of $34 million in the three months ended September 30, 2024. The expenses in the three months ended September 30, 2025 were mainly related to a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. The expenses in the three months ended September 30, 2024 were mainly due to the effect of the passage of time on the net present value of the discounted payments.
In the nine months ended September 30, 2025, Teva recorded an expense of $46 million for contingent consideration, compared to an expense of $305 million in the nine months ended September 30, 2024. The expense in the first nine months of 2025 was mainly related to lenalidomide capsules (the generic version of Revlimid
®
) (mainly the effect of the passage of time on the net present value of the discounted payments) and to a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. The expenses in the first nine months of 2024 were mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Restructuring
In the three months ended September 30, 2025, Teva recorded $29 million of restructuring expenses, compared to $21 million in the three months ended September 30, 2024. Expenses in the three months ended September 30, 2025 were primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations, mainly through headcount reductions. Expenses in the three months ended September 30, 2024 primarily related to network consolidation activities.
In the nine months ended September 30, 2025, Teva recorded $196 million of restructuring expenses, compared to $52 million in the nine months ended September 30, 2024. Expenses in the nine months ended September 30, 2025 were primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations, mainly through headcount reduction. Expenses in the nine months ended September 30, 2024 primarily related to network consolidation activities.
Under Teva’s Transformation programs announced on May 7, 2025, Teva expects to achieve cost savings through a variety of initiatives including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend in the following years. These Transformation programs are expected to result in the reduction of approximately 8% of Teva’s total work force as of December 31, 2024, by the end of 2027.
The following tables provide the components of the Company’s restructuring costs:

	Three months ended September 30,
	2025	2024
	(U.S. $in millions)
Restructuring
Employee termination	$28	$13
Other	1	8

Total	$29	$21

	Nine months ended September 30,
	2025	2024
	(U.S. $in millions)
Restructuring
Employee termination	$191	$33
Other	5	19

Total	$196	$52

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $in millions)
Balance as of January 1, 2025	$(55)	$(13)	$(68)
Provision	(191)	(5)	(196)
Utilization and other*	92	4	96

Balance as of September 30, 2025	$(154)	$(14)	$(168)

	Employee termination costs	Other	Total
	(U.S. $in millions)
Balance as of January 1, 2024	$(75)	$(7)	$(82)
Provision	(33)	(19)	(52)
Utilization and other*	52	12	64

Balance as of September 30, 2024	$(56)	$(14)	$(70)

*	Includes adjustments for foreign currency translation.

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
Basic and diluted earnings (loss) per share attributable to Teva’s ordinary shareholders for the three and nine months ended September 30, 2025, are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. $ in millions except per share amounts)	2025	2024	2025	2024
Basic earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$433	$(437)	$930	$(1,422)

Shares (denominator):
Weighted average shares outstanding	1,147	1,133	1,144	1,130

Basic earnings (loss) attributable to Teva’s ordinary shareholders	$0.38	$(0.39)	$0.81	$(1.26)

Diluted earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$433	$(437)	$930	$(1,422)

Shares (denominator):
Weighted average shares outstanding	1,147	1,133	1,144	1,130
Diluted effect of stock options, RSUs and PSUs	17	—	16	—

Total dilutive shares outstanding	1,164	1,133	1,160	1,130

Diluted earnings (loss) attributable to Teva’s ordinary shareholders	$0.37	$(0.39)	$0.80	$(1.26)

In computing diluted earnings per share for the three and nine months ended September 30, 2025, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution that could occur upon the exercise of convertible senior debentures, since they had an anti-dilutive effect on earnings per share. Additionally, an amount of 27.6 million and 28.6 million dilutive shares of ordinary shares from the conversion of outstanding stock options, RSUs and PSUs were excluded from the computation of diluted earnings per share attributable to Teva’s ordinary shareholders for the three and nine months ended September 30, 2025, respectively.
In computing diluted loss per share for the three and nine months ended September 30, 2024, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share. Additionally, an amount of 51.7 million dilutive shares of ordinary shares from the conversion of outstanding stock options, RSU’s and PSUs were excluded from the computation of diluted earnings per share attributable to Teva’s ordinary shareholders for the three and nine months ended September 30, 2024.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2024, net of taxes	$(2,857)	$(238)	$(52)	$(3,148)

Other comprehensive income (loss) before reclassifications	509	—	—	509
Amounts reclassified to the statements of income	—	30	(2)	28
Release of cumulative translation adjustments**	181	—	—	181

Net other comprehensive income (loss) before tax	690	30	(2)	718

Corresponding income tax	45	—	—	45

Net other comprehensive income (loss) after tax*	645	30	(2)	673

Balance as of September 30, 2025, net of taxes	$(2,212)	$(208)	$(54)	$(2,475)

*	Amounts do not include a $27 million gain from foreign currency translation adjustments attributable to redeemable and non-redeemable non-controlling interests.
**	In connection with the sale of Teva’s business venture in Japan.

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2023, net of taxes	$(2,384)	$(266)	$(46)	$(2,697)

Other comprehensive income (loss) before reclassifications	(84)	—	1	(83)
Amounts reclassified to the statements of income	—	21	(3)	18

Net other comprehensive income (loss) before tax	(84)	21	(2)	(65)

Corresponding income tax	(7)	—	—	(7)

Net other comprehensive income (loss) after tax*	(91)	21	(2)	(72)

Balance as of September 30, 2024, net of taxes	$(2,475)	$(245)	$(48)	$(2,769)

*	Amounts do not include a $6 million loss from foreign currency translation adjustments attributable to non-controlling interests.

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
The key areas of focus by the CODM for allocation of resources are revenues from each reportable segment, as well as operating expenses (cost of sales, R&D expenses, S&M expenses, G&A expenses, and other expenses (income)). While the CODM analyzes each of these categories, the CODM focuses particularly on period-over-period fluctuations and budget-to-actual
variances to determine the right allocation of resources to be attributed to each segment to ensure profitability is maximized.
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
On January 31, 2024, Teva announced that it intends to divest its API business (including its R&D, manufacturing and commercial activities) through a sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy. As of the date of this Quarterly Report on Form 10-Q, exclusive discussions with a selected buyer on the sale have terminated. Teva is initiating a renewed sales process, maintaining its strategic intention to divest its API business. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all. See note 2.

a.	Segment information:

	Three months ended September 30,
	2025
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,483	$1,235	$557
Cost of sales	996	570	280
R&D expenses	161	62	26
S&M expenses	278	225	122
G&A expenses	114	75	36
Other	(3)	§	§

Segment profit	$937	$303	$95

§	Represents an amount less than $0.5 million.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended September 30,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,225	$1,265	$613
Cost of sales	960	566	307
R&D expenses	151	55	27
S&M expenses	259	203	134
G&A expenses	107	67	36
Other	§	1	§

Segment profit	$748	$373	$109

§	Represents an amount less than $0.5 million.

	Nine months ended September 30,
	2025
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$6,543	$3,726	$1,634
Cost of sales	2,748	1,687	835
R&D expenses	467	181	75
S&M expenses	831	652	353
G&A expenses	323	210	107
Other	(1)	§	(3)

Segment profit	$2,175	$996	$266

§	Represents an amount less than $0.5 million.

	Nine months ended September 30,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$6,060	$3,749	$1,802
Cost of sales	2,769	1,637	914
R&D expenses	475	173	85
S&M expenses	789	605	397
G&A expenses	300	197	109
Other	(1)	1	(1)

Segment profit	$1,727	$1,137	$299

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(U.S. $ in millions)		(U.S. $ in millions)
United States profit	$937	$748	$2,175	$1,727
Europe profit	303	373	996	1,137
International Markets profit	95	109	266	299

Total reportable segments profit	1,334	1,230	3,437	3,163
Profit (loss) of other activities	(40)	(16)	(64)	(1)

Amounts not allocated to segments:
Amortization	144	146	436	444
Other assets impairments, restructuring and other items	62	(23)	272	931
Goodwill impairment	—	600	—	1,000
Intangible assets impairments	64	28	227	169
Legal settlements and loss contingencies	60	450	309	638
Other unallocated amounts	82	64	272	254

Consolidated operating income (loss)	882	(51)	1,857	(274)

Financial expenses, net	237	272	714	763

Consolidated income (loss) before income taxes	$646	$(324)	$1,143	$(1,037)

b. Segment revenues by major products and activities:
The following tables present revenues by
major
products and activities for the three months ended September 30, 2025 and 2024:

United States	Three months ended September 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$1,175	$1,094
AJOVY ®	73	58
AUSTEDO	601	435
BENDEKA ® and TREANDA ®	35	40
COPAXONE	62	69
UZEDY	43	35
Anda	392	380
Other	101	115

Total	$2,483	$2,225

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

United States	Nine months ended September 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$2,984	$2,924
AJOVY	190	144
AUSTEDO	1,492	1,124
BENDEKA and TREANDA	111	127
COPAXONE	179	179
UZEDY	136	75
Anda	1,130	1,134
Other	321	352

Total	$6,543	$6,060

Europe	Three months ended September 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$982	$973
AJOVY	66	56
COPAXONE	44	53
Respiratory products	52	60
Other*	91	124

Total	$1,235	$1,265

*	Other revenues in the third quarter of 2025 and 2024 include the sale of certain product rights.

Europe	Nine months ended September 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$3,011	$2,947
AJOVY	195	158
COPAXONE	135	163
Respiratory products	162	183
Other*	223	299

Total	$3,726	$3,749

*	Other revenues in the first nine months of 2025 and 2024 include the sale of certain product rights.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

International markets	Three months ended September 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$421	$477
AJOVY	30	24
AUSTEDO	17	13
COPAXONE	8	13
Other*	82	86

Total	$557	$613

*	Other revenues in the third quarter of 2025 and 2024 include the sale of certain product rights.

International markets	Nine months ended September 30,
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,298	$1,440
AJOVY	78	63
AUSTEDO	34	39
COPAXONE	25	38
Other*	199	222

Total	$1,634	$1,802

*	Other revenues in the first nine months of 2025 and 2024 include the sale of certain product rights.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are classified in the tables below in one of the three categories of fair value levels:

	September 30, 2025
	Level 1	Level 2	Level 3		Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$1,165	$—		$—	$1,165
Cash, deposits and other	1,038	—		—	1,038
Investment in securities:
Equity securities	16	—		—	16
Other	3	—		—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	64		—	64
Liability derivatives:
Options and forward contracts	—	(35)		—	(35)
Cross currency interest rate swap	—	(18)		—	(18)
Bifurcated embedded derivatives	—	—	§		—
Contingent consideration*	—	—		(198)	(198)

Total	$2,222	$11		$(198)	$2,035

	December 31, 2024
	Level 1	Level 2	Level 3		Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,005	$—		$—	$2,005
Cash, deposits and other	1,295	—		—	1,295
Investment in securities:
Equity securities	12	—		—	12
Other	3	—		—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	71		—	71
Liability derivatives:
Options and forward contracts	—	(24)		—	(24)
Bifurcated embedded derivatives	—	—	§		—
Contingent consideration*	$—	—		(401)	(401)

Total	3,315	$47		$(401)	$2,961

§	Represents an amount less than $0.5 million.
*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva determined the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of contingent consideration is based on several factors, such as cash flows projected from the success of unapproved product candidates; probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; time and resources required to complete the development and approval of product candidates; life of the potential commercialized products and associated risks with obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. The discount rate applied ranged from 8.25% to 11%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 8.8%. Contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities. A change of the discount rate by 1% would not have resulted in material changes to the contingent consideration liabilities.
The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
	(U.S. $ in millions)
Fair value at the beginning of the period	$(401)	(477)
Redemption of convertible bond security*	—	(40)
Bifurcated embedded derivatives	§	§
Adjustments to provisions for contingent consideration:
Allergan transaction	(25)	(267)
Eagle transaction	(20)	(37)
Novetide transaction	(1)	(1)
Settlement of contingent consideration:
Allergan transaction	212	227
Eagle transaction	35	41
Novetide transaction	2	2

Fair value at the end of the period	$(198)	$(552)

§	Represents an amount less than $0.5 million.
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

	Estimated fair value*
	September 30, 2025	December 31, 2024
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$16,808	$15,717
Senior notes and convertible senior debentures included under short-term debt	23	1,779

Total	$16,831	$17,496

*	The fair value was estimated based on quoted market prices.

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
Changes in the carrying amount of the redeemable
non-controlling
interests for the period ended September 30, 2025 were as follows:

Redeemable non-controlling interests
(U.S. $ in millions)
Balance as of December 31, 2024	$340

Changes during the period:
Share in comprehensive income (loss)	33
Dividend payment	(340)
Purchase of shares from redeemable non-controlling interests	(38)
Other adjustments related to redeemable non-controlling interests	6

Balance as of September 30, 2025	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are transforming into a leading innovative biopharmaceutical company, enabled by a world-class generics business. For over 120 years, our commitment to bettering health has never wavered. From innovating in the fields of neuroscience and immunology to providing complex generic medicines, biosimilars and pharmacy brands worldwide, we are dedicated to addressing patients’ needs, now and in the future.

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

In addition to these three segments, we have other activities, primarily the sale of API to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Such activities are included under “Other Activities” below. For additional segment information, see note 15 to our consolidated financial statements.

Pivot to Growth Strategy

In the third quarter of 2025, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, announced in May 2023, which entered into its second phase in 2025. During this second phase of “Accelerate Growth,” we expect to focus on growing our innovative portfolio, aligning capital allocation to invest in activities we expect to have the highest value, and modernizing our organization and operations to drive both efficiency and cost savings. Under Teva’s Transformation programs announced on May 7, 2025, we expect to achieve such cost savings through a variety of initiatives including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend in the following years.

Macroeconomic Environment

In recent years, the global economy has been impacted by fluctuating foreign exchange rates. In the third quarter of 2025, a significant portion of our revenues were denominated in currencies other than the U.S. dollar and we manufacture many of our products outside of the United States. Fluctuations in the U.S. dollar versus other currencies in which we operate have in the past and may in the future materially impact our revenues, results of operations, profits and cash flows. Additionally, in recent years, in many of the markets in which we operate, we experienced higher levels of inflation resulting in higher interest rates, though in certain other markets, such as the EU, we recently experienced a decrease in inflation which resulted in lower interest rates. Although inflationary and other macroeconomic pressures have and may continue to ease, the higher costs we have experienced during recent periods have already impacted our operations and may continue to have an effect on our financial results. Recent U.S. tariffs imposed or threatened to be imposed on materials and products from countries where we do business and any responsive or reciprocal actions taken by such countries could impact our costs and our global operations. The countries which will be subject to tariffs and the tariff rate that may be imposed on each country is uncertain and dynamic, and we continue to monitor and assess the potential impact on our supply chain and global operations.

Highlights

Significant highlights in the third quarter of 2025 included:

•

Revenues in the third quarter of 2025 were $4,480 million, an increase of 3% in U.S. dollars, or 1% in local currency terms compared to the third quarter of 2024. This increase was mainly due to higher revenues from AUSTEDO and from generic products including biosimilars in our U.S. segment, partially offset by lower revenues from generic products in our International Markets segment due to the divestment of our business venture in Japan, from generic products in our Europe segment and from certain other innovative products across all our segments, as well as lower year-over-year proceeds from the sale of certain product rights.

•

Our U.S. segment generated revenues of $2,483 million and segment profit of $937 million in the third quarter of 2025. Revenues increased by 12% and segment profit increased by 25%, compared to the third quarter of 2024.

•

Our Europe segment generated revenues of $1,235 million and segment profit of $303 million in the third quarter of 2025. Revenues decreased by 2% in U.S. dollars, or 10% in local currency terms, compared to the third quarter of 2024. Segment profit decreased by 19%, compared to the third quarter of 2024.

•

Our International Markets segment generated revenues of $557 million and segment profit of $95 million in the third quarter of 2025. Revenues decreased by 9% in U.S. dollars, or 10% in local currency terms, compared to the third quarter of 2024. Segment profit decreased by 13%, compared to the third quarter of 2024.

•	Our revenues from other activities in the third quarter of 2025 were $205 million, a decrease of 10% in U.S. dollars, or 13% in local currency terms, compared to the third quarter of 2024.

•	Exchange rate movements during the third quarter of 2025, including hedging effects, positively impacted our revenues by $106 million, compared to the third quarter of 2024.

•	Gross profit margin was 51.4% in the third quarter of 2025, compared to 49.6% in the third quarter of 2024.

•	R&D expenses, net in the third quarter of 2025 were $256 million, an increase of 7%, compared to $240 million in the third quarter of 2024.

•	Impairments of identifiable intangible assets were $64 million in the third quarter of 2025, compared to $28 million in the third quarter of 2024. See note 5 to our consolidated financial statements.

•

We recorded legal settlements and loss contingencies of $60 million in the third quarter of 2025, compared to $450 million in the third quarter of 2024. See note 9 to our consolidated financial statements.

•	Operating income was $882 million in the third quarter of 2025, compared to an operating loss of $51 million in the third quarter of 2024.

•

In the third quarter of 2025, we recognized a tax expense of $214 million, on a pre-tax income of $646 million. In the third quarter of 2024, we recognized a tax expense of $69 million, on a pre-tax loss of $324 million. See note 11 to our consolidated financial statements.

•	As of September 30, 2025, our debt was $16,790 million, compared to $17,783 million as of December 31, 2024. See note 7 to our consolidated financial statements.

•

Cash flow generated from operating activities during the third quarter of 2025 was $369 million, compared to $693 million in the third quarter of 2024. The lower cash flow generated from operating activities in the third quarter of 2025 was mainly due to timing of sales and collections, as well as higher legal settlement payments, partially offset by lower tax payments and higher profit.

•

During the third quarter of 2025, we generated free cash flow of $515 million, which we define as comprising $369 million in cash flow generated from operating activities, $274 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $8 million of proceeds from divestitures of businesses and other assets, partially offset by $136 million in cash used for capital investment. During the third quarter of 2024, we generated free cash flow of $922 million. The decrease in the third quarter of 2025 mainly resulted from lower cash flow generated from operating activities, as well as a decrease in proceeds from divestitures of businesses and other assets.

Results of Operations

Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,483	100%	$2,225		100%
Cost of sales	996	40.1%	960		43.1%
Gross profit	1,486	59.9%	1,265		56.9%
R&D expenses	161	6.5%	151		6.8%
S&M expenses	278	11.2%	259		11.6%
G&A expenses	114	4.6%	107		4.8%
Other	(3)	§		§	§

Segment profit*	$937	37.7%	$748		33.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

United States Revenues

Revenues from our United States segment in the third quarter of 2025 were $2,483 million, an increase of $257 million, or 12%, compared to the third quarter of 2024. This increase was mainly due to higher revenues from our key innovative products, primarily AUSTEDO, and generic products including biosimilars.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Percentage Change 2025-2024
	2025	2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$1,175	$1,094	7%
AJOVY	73	58	27%
AUSTEDO	601	435	38%
BENDEKA and TREANDA	35	40	(13%)
COPAXONE	62	69	(9%)
UZEDY	43	35	24%
Anda	392	380	3%
Other	101	115	(13%)

Total	$2,483	$2,225	12%

Generic products (including biosimilars) revenues in our United States segment in the third quarter of 2025 were $1,175 million, an increase of 7% compared to the third quarter of 2024. This increase was mainly driven by higher revenues from our portfolio of biosimilar products.

Among the most significant generic products we sold in the United States in the third quarter of 2025 were lenalidomide capsules (the generic version of Revlimid®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®) and Truxima® (the biosimilar to Rituxan®). In the third quarter of 2025, our total prescriptions were approximately 261 million (based on trailing twelve months), representing 6.7% of total U.S. generic prescriptions, compared to approximately 292 million (based on trailing twelve months), representing 7.6% of total U.S. generic prescriptions in the third quarter of 2024, all according to IQVIA data.

On August 28, 2025, we announced the FDA approval and launch in the U.S. of liraglutide injection (the generic version of Saxenda®), which is the first generic GLP-1 indicated for weight loss. Liraglutide injection is a glucagon like peptide 1 (GLP-1) receptor agonist indicated in combination with a reduced calorie diet and increased physical activity to reduce excess body weight and maintain weight reduction long-term in adult and pediatric patients aged 12 years and older.

AJOVY revenues in our United States segment in the third quarter of 2025 were $73 million, an increase of 27% compared to the third quarter of 2024, mainly due to growth in volume. In the third quarter of 2025, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 32.0% out of the subcutaneous injectable anti-CGRP class, compared to 29.1% in the third quarter of 2024.

AJOVY was launched in the U.S. in 2018 for the preventive treatment of migraine in adults. In August 2025, the FDA approved AJOVY for the preventive treatment of episodic migraine in children and adolescent patients aged 6 to 17 years. AJOVY is the only anti-CGRP subcutaneous product indicated for both quarterly and monthly dosing options.

AJOVY is protected worldwide by patents expiring in 2026 at the earliest; extensions have been granted in several countries, including the United States and in Europe, until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and Europe and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States (obtained in September 2018) and 10 years from marketing approval in Europe (obtained in April 2019). For our patent litigation related to other anti-CGRP products, see note 10 to our consolidated financial statement.

AUSTEDO revenues (which include AUSTEDO XR®) in our United States segment in the third quarter of 2025 were $601 million, an increase of 38%, compared to $435 million in the third quarter of 2024. This increase was mainly due to growth in volume.

During the third quarter of 2025, Teva and the Centers for Medicare and Medicaid Services (“CMS”) negotiated a maximum fair price for the AUSTEDO products, based on CMS’s list of prescription medicines selected for price-setting discussions, in which they were originally included. The agreement is expected to be announced by CMS in November 2025. The revised prices set by the U.S. Government will become effective January 1, 2027 and will apply to eligible Medicare patients.

AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia in adults.

AUSTEDO is protected in the United States by 14 Orange Book patents expiring between 2031 and 2038. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. In 2022, we reached agreements with Lupin and Aurobindo, respectively, to sell their generic products beginning in April 2033, or earlier under certain circumstances. On March 9, 2022, the U.S. Patent and Trial Appeal Board of the U.S. Patent and Trademark Office declined to institute an IPR filed by Apotex regarding the deutetrabenazine compound patent. Currently, there are no further patent litigations pending regarding AUSTEDO.

AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023 in three doses of 6, 12 and 24 mg, and became commercially available in the U.S. in May 2023. The FDA approved AUSTEDO XR as a one pill, once-daily treatment option in doses of 30, 36, 42, and 48 mg in May 2024 and in 18 mg dose in July 2024. AUSTEDO XR is a once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, which is additional to the currently marketed twice-daily AUSTEDO. AUSTEDO XR is protected by 11 Orange Book patents expiring between 2031 and 2041.

UZEDY (risperidone) extended-release injectable suspension revenues in our United States segment in the third quarter of 2025 were $43 million, an increase of 24% compared to the third quarter of 2024, mainly due to growth in volume.

UZEDY was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is a subcutaneous, long-acting formulation that controls the steady release of risperidone. UZEDY is protected by six Orange Book patents expiring between 2027 and 2042. On October 10, 2025, it was announced that the FDA approved UZEDY as a once-monthly extended-release injectable suspension as monotherapy or as adjunctive therapy to lithium or valproate for the maintenance treatment of bipolar 1 disorder (BD-1) in adults. UZEDY is protected by regulatory exclusivity until April 28, 2026. We are evaluating plans to launch UZEDY in other countries around the world. UZEDY faces competition from multiple products.

BENDEKA and TREANDA combined revenues in our United States segment in the third quarter of 2025 were $35 million, a decrease of 13% compared to the third quarter of 2024, mainly due to competition from alternative therapies, as well as from generic bendamustine products.

In April 2019, we signed an amendment to the license agreement with Eagle extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increased the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses.

There are 20 patents listed in the U.S. Orange Book for BENDEKA with expiration dates in 2026 and 2031. In August 2021, the Court of Appeals for the Federal Circuit affirmed the district court’s decision upholding the validity of all of the asserted patents and finding infringement by two remaining ANDA filers. Another ANDA filer did not join the appeal, and Teva also settled with two ANDA filers.

Teva also settled litigation against three 505(b)(2) applicants, Hospira, Inc. (“Hospira”), Dr. Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”). Based on these settlement agreements, Hospira, Accord and DRL can launch their products on November 17, 2027, or earlier under certain circumstances. In 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product, and that litigation is still pending. Similarly, on September 18, 2025, Teva and Eagle filed suit against Almaject, Inc. and Alvogen, Inc. in the District of Delaware following the filing of another 505(b)(2) NDA for a generic BENDEKA product.

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

COPAXONE revenues in our United States segment in the third quarter of 2025 were $62 million, a decrease of 9% compared to the third quarter of 2024, mainly due to competition.

The market for multiple sclerosis treatments continues to develop, particularly with the approval of generic versions of COPAXONE. Oral branded and generic treatments for multiple sclerosis, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies.

Anda revenues from third-party products in our United States segment in the third quarter of 2025 were $392 million, an increase of 3%, compared to $380 million in the third quarter of 2024. This increase was mainly due to higher volumes. Anda, our distribution business in the United States, distributes generic and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States.

Anda competes in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

Product Launches and Pipeline

In the third quarter of 2025, we launched the generic version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Dasatinib Tablets	Sprycel® Tablets	September	$1,366
Fidaxomicin Tablets	Dificid® tablets	July	$410
Liraglutide Injection	Saxenda® injection	August	$164
Azelastine Hydrochloride and Fluticasone Propionate Nasal Spray	Dymista® Nasal Spray	September	$69

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

As of September 30, 2025, our generic products pipeline in the United States includes 123 product applications awaiting FDA approval, including 68 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended June 30, 2025 of approximately $123 billion, according to IQVIA. Approximately 74% of pending applications include a paragraph IV patent challenge, and we believe we are first-to-file with respect to 55 of these products, or 80 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $76 billion in U.S. brand sales for the twelve months ended June 30, 2025, according to IQVIA.

IQVIA reported brand sales are one of the many indicators of future potential value of a launch, but equally important are the mix and timing of competition, as well as cost effectiveness. The potential advantages of being the first filer with respect to some of these products may be either forfeited, or subject to shared exclusivity or competition from so-called “authorized generics,” which may ultimately affect the value derived.

In the third quarter of 2025, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Nintedanib Capsules, 100 mg and 150 mg	Ofev®	$3,280
Macitentan Tablets	Opsumit®	$1,181
Elagolix, Estradiol and Norethindrone Acetate Capsules, 300 mg / 1 mg / 0.5 mg; Elagolix Capsules, 300 mg	Oriahnn®	$11

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

United States Gross Profit

Gross profit from our United States segment in the third quarter of 2025 was $1,486 million, an increase of 17%, compared to $1,265 million in the third quarter of 2024.

Gross profit margin for our United States segment in the third quarter of 2025 increased to 59.9%, compared to 56.9% in the third quarter of 2024. This increase was mainly due to a favorable mix of products primarily driven by higher revenues from AUSTEDO.

United States R&D Expenses

R&D expenses relating to our United States segment in the third quarter of 2025 were $161 million, an increase of 6%, compared to $151 million in the third quarter of 2024.

For a description of our R&D expenses in the third quarter of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the third quarter of 2025 were $278 million, an increase of 8%, compared to $259 million in the third quarter of 2024. This increase was mainly due to promotional activities related to our key innovative products.

United States G&A Expenses

G&A expenses relating to our United States segment in the third quarter of 2025 were $114 million, an increase of 6% compared to $107 million in the third quarter of 2024.

For a description of our G&A expenses in the third quarter of 2025, see “—Teva Consolidated Results—General and Administrative (G&A) Expenses” below.

United States Profit

Profit from our United States segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our United States segment in the third quarter of 2025 was $937 million, an increase of 25% compared to $748 million in the third quarter of 2024. This increase was mainly due to higher gross profit, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025			2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,235		100%	$1,265	100%
Cost of sales	570		46.1%	566	44.8%
Gross profit	665		53.9%	698	55.2%
R&D expenses	62		5.0%	55	4.3%
S&M expenses	225		18.2%	203	16.0%
G&A expenses	75		6.1%	67	5.3%
Other		§	§	1	§

Segment profit*	$303		24.5%	$373	29.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the third quarter of 2025 were $1,235 million, a decrease of 2%, or $30 million, compared to the third quarter of 2024. In local currency terms, revenues decreased by 10% compared to the third quarter of 2024, mainly due to higher proceeds from the sale of certain product rights in the third quarter of 2024, and lower revenues from generic products, partially offset by higher revenues from AJOVY.

In the third quarter of 2025, revenues were positively impacted by exchange rate fluctuations of $91 million, including hedging effects, compared to the third quarter of 2024. Revenues in the third quarter of 2025, included $6 million from a positive hedging impact, which is included in “Other” in the table below. Revenues in the third quarter of 2024 included $10 million from a negative hedging impact, which is included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Percentage Change 2025-2024
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$982	$973	1%
AJOVY	66	56	18%
COPAXONE	44	53	(18%)
Respiratory products	52	60	(13%)
Other*	91	124	(26%)

Total	$1,235	$1,265	(2%)

*	Other revenues in the third quarter of 2025 and 2024 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the third quarter of 2025, were $982 million, an increase of 1% compared to the third quarter of 2024. In local currency terms, revenues decreased by 5%, mainly due to lower volumes and price reductions as a result of market dynamics and lower sales of seasonal OTC products, partially offset by higher revenues from recently launched products.

AJOVY revenues in our Europe segment in the third quarter of 2025 increased by 18% to $66 million, compared to $56 million in the third quarter of 2024. In local currency terms revenues increased by 11% due to growth in volume.

For information about AJOVY patent protection, see “—United States Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the third quarter of 2025 were $44 million, a decrease of 18% compared to the third quarter of 2024. In local currency terms revenues decreased by 23%, due to price reductions and lower volumes resulting from the availability of alternative therapies. In certain countries, Teva remains in litigation against generic companies regarding COPAXONE.

Respiratory products revenues in our Europe segment in the third quarter of 2025 were $52 million, a decrease of 13% compared to the third quarter of 2024. In local currency terms, revenues decreased by 18%, mainly due to net price reductions and lower volumes associated with the availability of alternative therapies.

Product Launches and Pipeline

As of September 30, 2025, our generic products pipeline in Europe included 496 generic approvals relating to 42 compounds in 87 formulations, with no European Medicines Agency (“EMA”) approvals received. In addition, approximately 1,548 marketing authorization applications are pending approval in 37 European countries, relating to 95 compounds in 216 formulations. No applications are pending with the EMA.

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

Europe Gross Profit

Gross profit from our Europe segment in the third quarter of 2025 was $665 million, a decrease of 5% compared to $698 million in the third quarter of 2024.

Gross profit margin for our Europe segment in the third quarter of 2025 decreased to 53.9%, compared to 55.2% in the third quarter of 2024. This decrease was mainly due to higher proceeds from the sale of certain product rights in the third quarter of 2024, and an unfavorable mix of products, partially offset by a positive impact from hedging activities.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the third quarter of 2025 were $62 million, an increase of 12% compared to $55 million in the third quarter of 2024.

For a description of our R&D expenses in the third quarter of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the third quarter of 2025 were $225 million, an increase of 11% compared to $203 million in the third quarter of 2024. This increase was mainly due to exchange rate fluctuations, as well as to support revenue growth of our generic and key innovative products, including new launches.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the third quarter of 2025 were $75 million, an increase of 12% compared to $67 million in the third quarter of 2024.

For a description of our G&A expenses in the third quarter of 2025, see “—Teva Consolidated Results—General and Administrative (G&A) Expenses” below.

Europe Profit

Profit from our Europe segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the third quarter of 2025 was $303 million, a decrease of 19%, compared to $373 million in the third quarter of 2024. This decrease was mainly due to lower gross profit and higher S&M expenses, as discussed above.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025			2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$557		100%	$613		100%
Cost of sales	280		50.2%	307		50.1%
Gross profit	278		49.8%	306		49.9%
R&D expenses	26		4.6%	27		4.4%
S&M expenses	122		21.9%	134		21.9%
G&A expenses	36		6.4%	36		5.8%
Other		§	§		§	§

Segment profit*	$95		17.0%	$109		17.8%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

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

On March 31, 2025, we divested our Teva-Takeda business venture in Japan, which included generic products and legacy products. Since the establishment of the business venture and until the completion of its sale, Teva held 51% of the outstanding common stock of the business venture. On March 31, 2025, we deconsolidated the business venture from our financial statements. For additional information, see note 2 and note 17 to our consolidated financial statements.

As of the date of this Quarterly Report on Form 10-Q, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results, and we have no manufacturing or R&D facilities in these markets. During the three months ended September 30, 2025, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, in the three months ended September 30, 2025, we partially hedged our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. As of the end of the third quarter of 2025, we also hedge a small part of our projected net revenues in Russian rubles for 2025. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted at this time and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in the third quarter of 2025 were $557 million, a decrease of 9% compared to the third quarter of 2024. In local currency terms, revenues decreased by 10% compared to the third quarter of 2024. This decrease was mainly due to the divestment of our business venture in Japan, partially offset by higher revenues, mainly from generic products in other markets.

In the third quarter of 2025, revenues were positively impacted by exchange rate fluctuations of $9 million, including hedging effects, compared to the third quarter of 2024. Revenues in the third quarter of 2025 included $2 million from a positive hedging impact, compared to a positive hedging impact of $1 million in the third quarter of 2024, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Percentage Change 2025-2024
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$421	$477	(12%)
AJOVY	30	24	23%
AUSTEDO	17	13	32%
COPAXONE	8	13	(40%)
Other*	82	86	(4%)

Total	$557	$613	(9%)

*	Other revenues in the third quarter of 2025 and 2024 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our International Markets segment were $421 million in the third quarter of 2025, a decrease of 12% in U.S. dollars. In local currency terms revenues decreased by 13%, compared to the third quarter of 2024, mainly due to the divestment of our business venture in Japan, partially offset by higher revenues in other markets.

AJOVY was launched in certain markets in our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. AJOVY revenues in our International Markets segment in the third quarter of 2025 were $30 million, compared to $24 million in the third quarter of 2024. In local currency terms, revenues increased by 21%, mainly due to growth in existing markets in which AJOVY was launched.

AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China with Jiangsu Nhwa Hexin Pharmaceutical Marketing Co., Ltd. In April 2025, AUSTEDO received marketing authorization in South Korea. We continue to evaluate additional submissions in various other markets.

AUSTEDO revenues in our International Markets segment in the third quarter of 2025 were $17 million compared to $13 million in the third quarter of 2024. In local currency terms, revenues increased by 31%.

COPAXONE revenues in our International Markets segment in the third quarter of 2025 were $8 million compared to $13 million in the third quarter of 2024.

International Markets Gross Profit

Gross profit from our International Markets segment in the third quarter of 2025 was $278 million, a decrease of 9% compared to $306 million in the third quarter of 2024.

Gross profit margin for our International Markets segment in the third quarter of 2025 decreased to 49.8%, compared to 49.9% in the third quarter of 2024.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the third quarter of 2025 were $26 million, a decrease of 4% compared to the third quarter of 2024.

For a description of our R&D expenses in the third quarter of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the third quarter of 2025 were $122 million, a decrease of 9% compared to the third quarter of 2024, mainly due to the divestment of our business venture in Japan.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the third quarter of 2025 were $36 million, flat compared to the third quarter of 2024.

International Markets Profit

Profit from our International Markets segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the third quarter of 2025 was $95 million, a decrease of 13%, compared to $109 million in the third quarter of 2024. This decrease was mainly due to the divestment of our business venture in Japan.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our United States, Europe or International Markets segments described above.

On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale. The intention to divest is in alignment with our Pivot to Growth strategy. As of the date of this Quarterly Report on Form 10-Q, exclusive discussions with a selected buyer on the sale have terminated. Teva is initiating a renewed sales process, maintaining its strategic intention to divest its API business. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all. For further information, see note 2 to our consolidated financial statements.

Our revenues from other activities in the third quarter of 2025 were $205 million, a decrease of 10% in U.S. dollars, or 13% in local currency terms, compared to the third quarter of 2024, mainly due to a decrease in revenues from contract manufacturing services in the third quarter of 2025.

API sales to third parties in the third quarter of 2025 were $125 million, a decrease of 4% in both U.S. dollars and local currency terms, compared to the third quarter of 2024.

Teva Consolidated Results

Revenues

Revenues in the third quarter of 2025 were $4,480 million, an increase of 3% in U.S. dollars, or 1% in local currency terms compared to the third quarter of 2024. This increase was mainly due to higher revenues from AUSTEDO and from generic products including biosimilars in our U.S. segment, partially offset by lower revenues from generic products in our International Markets segment due to the divestment of our business venture in Japan, from generic products in our Europe segment and from certain other innovative products across all our segments, as well as lower year-over-year proceeds from the sale of certain product rights.

See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the third quarter of 2025, including hedging effects, positively impacted revenues by $106 million, compared to the third quarter of 2024. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the third quarter of 2025 was $2,304 million, an increase of 7% compared to $2,148 million in the third quarter of 2024.

Gross profit margin was 51.4% in the third quarter of 2025, compared to 49.6% in the third quarter of 2024. This increase was mainly due to higher revenues from AUSTEDO.

Research and Development (R&D) Expenses, net

Our R&D activities for innovative medicines and biosimilar products in each of our segments include costs of discovery research, preclinical work, drug formulation, early- and late-stage clinical development and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to Phase 3; (iii) late-stage projects in Phase 3 programs, including where a new drug application is currently pending approval; (iv) post-approval studies for marketed products; and (v) indirect expenses, such as costs of infrastructure and personnel.

Our R&D activities for generic products in each of our segments include both (i) direct expenses relating to product formulation, analytical method development, stability testing, management of bioequivalence and other clinical studies and regulatory filings; and (ii) indirect expenses, such as costs of infrastructure and personnel.

In the third quarter of 2025, our R&D expenses, net primarily related to innovative product candidates and marketed products in immunology, neuroscience and selected other areas, as well as generic products and biosimilars.

R&D expenses, net in the third quarter of 2025, were $256 million, an increase of 7% compared to $240 million in the third quarter of 2024.

Our higher R&D expenses, net in the third quarter of 2025 compared to the third quarter of 2024, were mainly due to an increase in immunology projects, partially offset by a decrease in our late-stage innovative pipeline in neuroscience (mainly neuropsychiatry), which was also impacted by a reimbursement from our strategic partnerships in the third quarter of 2024.

Our R&D expenses, net in the third quarter of 2025, were also impacted by reimbursements from the strategic partnerships we entered into in 2023 and 2024. See note 2 to our consolidated financial statements.

R&D expenses, net as a percentage of revenues were 5.7% in the third quarter of 2025, compared to 5.5% in the third quarter of 2024.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of November 5, 2025:

	Phase 2	Phase 3
Neuroscience		olanzapine LAI (TEV-‘749) Schizophrenia (September 2022)
Immunology	Anti-IL-15 (TEV-’408) Celiac disease	Dual Action Rescue Inhaler (DARI) (ICS/SABA; TEV-’248) (1) Asthma (February 2023)
	emrusolmin(2) (TEV-‘286) Multiple System Atrophy	duvakitug (anti-TL1A) (3) (TEV-’574) Inflammatory Bowel Disease (October 2025)

(1)	In collaboration with Launch Therapeutics.
(2)	In collaboration with Modag.
(3)	In collaboration with Sanofi.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of clinical trials and regulatory review worldwide, including confirmatory clinical trials for biosimilars to Xolair® (omalizumab); to Entyvio® (vedolizymab) and Entyvio® SC (vedolizymab), which are in collaboration with Alvotech for the U.S. market; and TEV-‘333 and TEV-‘316, both in collaboration with mAbxience. Our proposed biosimilars to Prolia® (denosumab) and to Xgeva® (denosumab), were submitted for regulatory review in the U.S. and Europe. Our proposed biosimilars to Simponi®, Simponi Aria® (golimumab), and Eylea® (aflibercept), which are in collaboration with Alvotech, were submitted for regulatory review in the U.S.

Selling and Marketing (S&M) Expenses

S&M expenses in the third quarter of 2025 were $656 million, an increase of 5% compared to the third quarter of 2024. This increase was mainly a result of the factors discussed above under “—United States segment—S&M Expenses,” “—Europe segment— S&M Expenses” and “—International Markets segment— S&M Expenses.”

S&M expenses as a percentage of revenues were 14.7% in the third quarter of 2025, compared to 14.5% in the third quarter of 2024.

General and Administrative (G&A) Expenses

G&A expenses in the third quarter of 2025 were $317 million, an increase of 6% compared to the third quarter of 2024. This increase was mainly due to costs related to optimization activities of Teva’s global organization and operations in connection with Teva’s Transformation programs, as well as a negative impact from exchange rate fluctuations.

G&A expenses as a percentage of revenues were 7.1% in the third quarter of 2025 compared to 6.9% in the third quarter of 2024.

Intangible Asset Impairments

We recorded expenses of $64 million for identifiable intangible asset impairments in the third quarter of 2025, compared to expenses of $28 million in the third quarter of 2024. See note 5 to our consolidated financial statements.

Goodwill Impairment

No goodwill impairment charges were recorded in the third quarter of 2025, compared to a goodwill impairment charge of $600 million in the third quarter of 2024 related to Teva’s API reporting unit. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $62 million for other asset impairments, restructuring and other items in the third quarter of 2025, compared to an income of $23 million in the third quarter of 2024. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $60 million in legal settlements and loss contingencies in the third quarter of 2025, compared to expenses of $450 million in the third quarter of 2024. See note 9 to our consolidated financial statements.

Other Loss (Income)

Other loss in the third quarter of 2025 was $7 million, compared to other income of $21 million in the third quarter of 2024. Other income in the third quarter of 2024 included a capital gain from the sale of a business in our International Markets segment.

Operating Income (Loss)

Operating income was $882 million in the third quarter of 2025, compared to an operating loss of $51 million in the third quarter of 2024. This increase was mainly due to the goodwill impairment charge and higher legal settlements and loss contingencies recorded in the third quarter of 2024.

Operating income as a percentage of revenues was 19.7% in the third quarter of 2025, compared to an operating loss as a percentage of revenues of 1.2% in the third quarter of 2024.

Financial Expenses, Net

In the third quarter of 2025, financial expenses, net were $237 million, mainly comprised of net interest expenses of $209 million. In the third quarter of 2024, financial expenses, net were $272 million, mainly comprised of net interest expenses of $225 million and a negative exchange rate impact, driven mainly from currencies which we were unable to hedge.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
	(U.S. $ in millions)
United States profit	$937	$748
Europe profit	303	373
International Markets profit	95	109

Total reportable segments profit	1,334	1,230
Profit of other activities	(40)	(16)

Total segments profit	1,294	1,214
Amounts not allocated to segments:
Amortization	144	146
Other assets impairments, restructuring and other items	62	(23)
Goodwill impairment	—	600
Intangible assets impairments	64	28
Legal settlements and loss contingencies	60	450
Other unallocated amounts	82	64

Consolidated operating income (loss)	882	(51)

Financial expenses, net	237	272

Consolidated income (loss) before income taxes	$646	$(324)

Income Taxes

In the third quarter of 2025, we recognized a tax expense of $214 million, on a pre-tax income of $646 million. In the third quarter of 2024, we recognized a tax expense of $69 million, on a pre-tax loss of $324 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net income attributable to Teva was $433 million in the third quarter of 2025, compared to a net loss of $437 million in the third quarter of 2024. This change was mainly due to higher operating income in the third quarter of 2025, partially offset by higher income taxes, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended September 30, 2025 and 2024 was 1,164 million shares and 1,133 million shares, respectively.

Diluted earnings per share was $0.37 in the third quarter of 2025, compared to diluted loss per share of $0.39 in the third quarter of 2024. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of September 30, 2025 and 2024, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,184 million shares and 1,167 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the third quarter of 2025, approximately 41% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, Russian ruble, British pound, Swiss franc, Canadian dollar, new Israeli shekel and Polish złoty) impacted our results.

During the third quarter of 2025, the following main currencies relevant to our operations increased in value against the U.S. dollar (each compared on a quarterly average basis): Russian ruble by 11%, new Israeli shekel by 10%, Swedish krona by 10%, Swiss franc by 8%, Polish złoty by 7%, euro by 6%, Bulgarian lev by 6%, Hungary forint by 6% and British pound by 4%. The following currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Argentinian peso by 30% and Turkish lira by 18%.

As a result, exchange rate movements during the third quarter of 2025, including hedging effects, positively impacted revenues by $106 million and operating income by $21 million, compared to the third quarter of 2024.

Hedging transactions of future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.

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

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the nine months ended September 30, 2025 and 2024. Where there are different factors affecting the nine-month comparison, we have described them below.

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$6,543	100%	$6,060	100%
Cost of sales	2,748	42.0%	2,769	45.7%
Gross profit	3,795	58.0%	3,291	54.3%
R&D expenses	467	7.1%	475	7.8%
S&M expenses	831	12.7%	789	13.0%
G&A expenses	323	4.9%	300	5.0%
Other loss (income)	(1)	§	(1)	§

Segment profit*	$2,175	33.2%	$1,727	28.5%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

United States Revenues

Revenues from our United States segment in the first nine months of 2025 were $6,543 million, an increase of 8% compared to $6,060 million in the first nine months of 2024.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Percentage Change 2025-2024
	2025	2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$2,984	$2,924	2%
AJOVY	190	144	31%
AUSTEDO	1,492	1,124	33%
BENDEKA and TREANDA	111	127	(13%)
COPAXONE	179	179	§
UZEDY	136	75	82%
Anda	1,130	1,134	§
Other	321	352	(9%)

Total	$6,543	$6,060	8%

§	Represents an amount less than 0.5%.

United States Gross Profit

Gross profit from our United States segment in the first nine months of 2025 was $3,795 million, an increase of 15%, compared to $3,291 million in the first nine months of 2024.

Gross profit margin for our United States segment in the first nine months of 2025 increased to 58.0% compared to 54.3% in the first nine months of 2024.

United States R&D Expenses

R&D expenses relating to our United States segment in the first nine months of 2025 were $467 million, a decrease of 2%, compared to $475 million in the first nine months of 2024.

For a description of our R&D expenses in the first nine months of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the first nine months of 2025 were $831 million, an increase of 5%, compared to $789 million in the first nine months of 2024.

United States G&A Expenses

G&A expenses relating to our United States segment in the first nine months of 2025 were $323 million, an increase of 7%, compared to $300 million in the first nine months of 2024.

United States Profit

Profit from our United States segment in the first nine months of 2025 was $2,175 million, an increase of 26%, compared to $1,727 million in the first nine months of 2024.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025			2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,726		100.0%	$3,749	100.0%
Cost of sales	1,687		45.3%	1,637	43.7%
Gross profit	2,039		54.7%	2,113	56.3%
R&D expenses	181		4.9%	173	4.6%
S&M expenses	652		17.5%	605	16.1%
G&A expenses	210		5.6%	197	5.2%
Other loss (income)		§	§	1	§

Segment profit*	$996		26.7%	$1,137	30.3%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom, and certain other European countries.

Revenues from our Europe segment in the first nine months of 2025 were $3,726 million, a decrease of $23 million, compared to the first nine months of 2024. In local currency terms, revenues decreased by 3% compared to the first nine months of 2024.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$3,011	$2,947	2%
AJOVY	195	158	23%
COPAXONE	135	163	(17%)
Respiratory products	162	183	(12%)
Other*	223	299	(25%)

Total	$3,726	$3,749	(1%)

*	Other revenues in the first nine months of 2025 and 2024 include the sale of certain product rights.

Europe Gross Profit

Gross profit from our Europe segment in the first nine months of 2025 was $2,039 million, a decrease of 3% compared to $2,113 million in the first nine months of 2024.

Gross profit margin for our Europe segment in the first nine months of 2025 decreased to 54.7% compared to 56.3% in the first nine months of 2024.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first nine months of 2025 were $181 million, an increase of 5% compared to $173 million in the first nine months of 2024.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first nine months of 2025 were $652 million, an increase of 8% compared to $605 million in the first nine months of 2024.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first nine months of 2025 were $210 million, an increase of 7% compared to $197 million in the first nine months of 2024.

Europe Profit

Profit from our Europe segment in the first nine months of 2025 was $996 million, a decrease of 12% compared to $1,137 million in the first nine months of 2024.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,634	100%	$1,802	100%
Cost of sales	835	51.1%	914	50.7%
Gross profit	799	48.9%	889	49.3%
R&D expenses	75	4.6%	85	4.7%
S&M expenses	353	21.6%	397	22.0%
G&A expenses	107	6.6%	109	6.0%
Other loss (income)	(3)	§	(1)	§

Segment profit*	$266	16.3%	$299	16.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

International Markets Revenues

Our International Markets segment includes all countries in which we operate other than the United States and the countries included in our Europe segment.

Revenues from our International Markets segment in the first nine months of 2025 were $1,634 million, a decrease of $168 million, or 9%, compared to the first nine months of 2024. In local currency terms, revenues decreased by 7% compared to the first nine months of 2024.

In the first nine months of 2025, revenues were negatively impacted by exchange rate fluctuations of $38 million including hedging effects, compared to the first nine months of 2024. Revenues in the first nine months of 2025 included a negative hedging impact of $20 million compared to a negligible hedging impact in the first nine months of 2024, which are included in “Other” in the table below. See note 8d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,298	$1,440	(10%)
AJOVY	78	63	24%
AUSTEDO	34	39	(12%)
COPAXONE	25	38	(35%)
Other*	199	222	(11%)

Total	$1,634	$1,802	(9%)

*	Other revenues in the first nine months of 2025 and 2024 include the sale of certain product rights.

AUSTEDO revenues in our International Markets segment in the first nine months of 2025 were $34 million, compared to $39 million in the first nine months of 2024. This decrease was mainly due to timing of shipments.

International Markets Gross Profit

Gross profit from our International Markets segment in the first nine months of 2025 was $799 million, compared to $889 million in the first nine months of 2024.

Gross profit margin for our International Markets segment in the first nine months of 2025 was 48.9%, compared to 49.3% in the first nine months of 2024. This decrease was mainly due to a negative hedging impact, partially offset by a favorable mix of products.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first nine months of 2025 were $75 million, a decrease of 11% compared to $85 million in the first nine months of 2024.

For a description of our R&D expenses in the first nine months of 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first nine months of 2025 were $353 million, a decrease of 11% compared to $397 million in the first nine months of 2024.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first nine months of 2025 were $107 million, a decrease of 1% compared to $109 million in the first nine months of 2024.

International Markets Profit

Profit from our International Markets segment in the first nine months of 2025 was $266 million, a decrease of 11%, compared to $299 million in the first nine months of 2024.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our other activities are not included in our United States, Europe or International Markets segments described above.

Our revenues from other activities in the first nine months of 2025 were $644 million, a decrease of 9% in U.S. dollars or 10% in local currency terms, compared to the first nine months of 2024.

API sales to third parties in the first nine months of 2025 were $389 million, a decrease of 5% in both U.S. dollars and local currency terms, compared to the first nine months of 2024.

Teva Consolidated Results

Revenues

Revenues in the first nine months of 2025 were $12,547 million, an increase of 2% compared to the first nine months of 2024. In local currency terms, revenues increased by 1%, compared to the first nine months of 2024.

See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the first nine months of 2025, net of hedging effects, positively impacted revenues by $53 million, compared to the first nine months of 2024. See note 8d to our consolidated financial statements.

Gross Profit

Gross profit in the first nine months of 2025 was $6,282 million, an increase of 6% compared to the first nine months of 2024.

Gross profit margin was 50.1% in the first nine months of 2025, compared to 48.3% in the first nine months of 2024.

Research and Development (R&D) Expenses, net

R&D expenses, net in the first nine months of 2025 were $746 million, a decrease of 1% compared to the first nine months of 2024.

Our lower R&D expenses, net in the first nine months of 2025 compared to the first nine months of 2024, were mainly due to a decrease in non-recurring milestone payments related to certain biosimilar projects, partially offset by an increase in our immunology projects, as well as in our late-stage innovative pipeline in neuroscience (mainly neuropsychiatry).

R&D expenses, net as a percentage of revenues were 5.9% in the first nine months of 2025, compared to 6.1% in the first nine months of 2024.

Selling and Marketing (S&M) Expenses

S&M expenses in the first nine months of 2025 were $1,933 million, an increase of 2% compared to the first nine months of 2024.

S&M expenses as a percentage of revenues were 15.4% in the first nine months of 2025 and 2024.

General and Administrative (G&A) Expenses

G&A expenses in the first nine months of 2025 were $920 million, an increase of 7% compared to the first nine months of 2024.

G&A expenses as a percentage of revenues were 7.3% in the first nine months of 2025, compared to 7.0% in the first nine months of 2024.

Intangible Asset Impairments

We recorded expenses of $227 million for identifiable intangible asset impairments in the first nine months of 2025, compared to expenses of $169 million in the first nine months of 2024. See note 5 to our consolidated financial statements.

Goodwill Impairment

No goodwill impairment charges were recorded in the first nine months of 2025, compared to a goodwill impairment charge of $1,000 million related to Teva’s API reporting unit recorded in the first nine months of 2024. See note 6 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $272 million for other asset impairments, restructuring and other items in the first nine months of 2025, compared to expenses of $931 million in the first nine months of 2024. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $312 million in legal settlements and loss contingencies in the first nine months of 2025, compared to expenses of $638 million in the first nine months of 2024. See note 9 to our consolidated financial statements.

Other Loss (Income)

Other loss in the first nine months of 2025 was $15 million, compared to other income of $22 million in the first nine months of 2024.

Operating Income (Loss)

Operating income was $1,857 million in the first nine months of 2025, compared to an operating loss of $274 million in the first nine months of 2024.

Operating income as a percentage of revenues was 14.8% in the first nine months of 2025, compared to an operating loss as a percentage of revenues of 2.2% in the first nine months of 2024.

Financial Expenses, Net

In the first nine months of 2025, financial expenses, net were $714 million, mainly comprised of net interest expenses of $624 million, and a negative exchange rate impact, driven mainly from currencies which we were unable to hedge. In the first nine months of 2024, financial expenses, net were $763 million, mainly comprised of net interest expenses of $691 million and a negative exchange rate impact driven mainly from currencies which we were unable to hedge.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
	(U.S. $ in millions)
United States profit	$2,175	$1,727
Europe profit	996	1,137
International Markets profit	266	299

Total reportable segments profit	3,437	3,163
Profit (loss) of other activities	(64)	(1)

Total segments profit	3,373	3,162
Amounts not allocated to segments:
Amortization	436	444
Other assets impairments, restructuring and other items	272	931
Goodwill impairment	—	1,000
Intangible assets impairments	227	169
Legal settlements and loss contingencies	309	638
Other unallocated amounts	272	254

Consolidated operating income (loss)	1,857	(274)

Financial expenses, net	714	763

Consolidated income (loss) before income taxes	$1,143	$(1,037)

Income Taxes

In the first nine months of 2025, we recognized a tax expense of $210 million, on pre-tax income of $1,143 million. In the first nine months of 2024, we recognized a tax expense of $648 million, on pre-tax loss of $1,037 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to non-controlling interests

Net income attributable to redeemable and non-redeemable non-controlling interests was $7 million in the first nine months of 2025, compared to a net loss attributable to redeemable and non-redeemable non-controlling interests of $262 million in the first nine months of 2024. The net loss in the first nine months of 2024 was mainly due to higher impairments of tangible assets, largely related to the classification of our business venture in Japan as held for sale. See note 12 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net income attributable to Teva was $930 million in the first nine months of 2025, compared to a net loss of $1,422 million in the first nine months of 2024.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the nine months ended September 30, 2025 and 2024 was 1,160 million shares and 1,130 million shares, respectively.

Diluted earnings per share was $0.81 for the nine months ended September 30, 2025, compared to diluted loss per share of $1.26 for the nine months ended September 30, 2024. See note 13 to our consolidated financial statements.

Impact of Currency Fluctuations on Results of Operations

In the first nine months of 2025, approximately 45% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the exchange rate between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Russian ruble, Swiss franc, Canadian dollar, new Israeli shekel, Polish złoty, Swedish krona, Chilean peso, and Japanese yen) impacted our results.

During the first nine months of 2025, the following main currencies relevant to our operations increased in value against the U.S. dollar (all compared on a nine-month average basis): Russian ruble by 6%, Swedish krona by 5%, new Israeli shekel by 5%, Swiss franc by 5%, Polish złoty by 4%, British pound by 3%, Bulgarian lev by 3% and euro by 3%. The following main currencies relevant to our operations decreased in value against the U.S. dollar (all compared on a nine-month average basis): Argentinian peso by 25%, Turkish lira by 16%, Mexican peso by 9%, Brazilian real by 7%, Ukraine hryvna by 4%, Indian rupee by 4%, Australian dollar by 3% and Canadian dollar by 3%.

As a result, exchange rate movements during the first nine months of 2025, net of hedging effects, positively impacted overall revenues by $53 million and negatively impacted our operating income by $29 million, in comparison to the first nine months of 2024.

In the first nine months of 2025, a negative hedging impact of $51 million was recognized under revenues, and a positive hedging impact of $1 million was recognized under cost of sales. In the first nine months of 2024, a positive hedging impact of $1 million was recognized under revenues and a negative hedging impact of $5 was recognized under cost of sales.

Hedging transactions of future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8d to our consolidated financial statements.

2025 Aggregated Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Total balance sheet assets were $39,856 million as of September 30, 2025, compared to $39,326 million as of December 31, 2024.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $2,419 million as of September 30, 2025, compared to negative $2,837 million as of December 31, 2024. This increase was mainly due to higher inventory levels primarily due to exchange rate fluctuations, and an increase in accounts receivables, net of SR&A, as well as an increase in prepaid expenses and a decrease in employee related obligations mainly due to performance incentive payments to employees for 2024, partially offset by an increase in accounts payables and accrued expenses primarily due to exchange rate fluctuations.

Employee-related obligations, as of September 30, 2025 were $561 million, compared to $624 million as of December 31, 2024. The decrease in the first nine months of 2025 was mainly due to performance incentive payments to employees for 2024, partially offset by an accrual for performance incentive payments to employees for 2025.

Cash investment in property, plant and equipment and intangible assets in the third quarter of 2025 was $136 million, compared to $148 million in the third quarter of 2024. Depreciation in the third quarter of 2025 was $105 million, compared to $113 million in the third quarter of 2024.

Cash and cash equivalents as of September 30, 2025, were $2,203 million, compared to $3,300 million as of December 31, 2024. See also the statement of cash flow to our consolidated financial statements.

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

Debt Balance and Movements

As of September 30, 2025, our debt was $16,790 million, compared to $17,783 million as of December 31, 2024. This decrease was mainly due to repayment at maturity of $1,812 million of our senior notes (as detailed below), partially offset by an increase of $791 million due to exchange rate fluctuations. Additionally, during the second quarter of 2025, we repurchased $2,290 million aggregate principal amount of notes upon consummation of a cash tender offer, and issued $2,298 million of senior notes, net of discount and issuance costs. For further information, see note 7 to our consolidated financial statements.

In January 2025, we repaid $426 million of our 6% senior notes at maturity.

In January 2025, we repaid $427 million of our 7.13% senior notes at maturity.

In March 2025, we repaid $515 million of our 4.50% senior notes at maturity.

In July 2025, we repaid $444 million of our 1% senior notes at maturity.

As of September 30, 2025, our debt was effectively denominated in the following currencies: 57% in U.S. dollars and 43% in euros.

The portion of total debt classified as short-term as of September 30, 2025 was negligible compared to 10% as of December 31, 2024.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 70% as of September 30, 2025, compared to 77% as of December 31, 2024. Our average debt maturity was approximately 5.85 years as of September 30, 2025, compared to 5.5 years as of December 31, 2024.

Total Equity

Total equity was $7,254 million as of September 30, 2025, compared to $5,380 as of December 31, 2024. This increase was mainly due to a net income attributable to Teva of $930 million and a positive impact from exchange rate fluctuations of $645 million.

Exchange rate fluctuations affected our balance sheet, as approximately 78% of our net assets as of September 30, 2025 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2024, changes in currency rates as of September 30, 2025 had a positive impact of $645 million on our equity. The following main currencies increased in value against the U.S. dollar: Russian ruble by 25%, Swiss franc by 12%, Polish złoty by 11%, Bulgarian lev by 11%, euro by 11%, Mexican peso by 11%, British pound by 6% and Japanese yen by 5%. All comparisons are on a year-to-date basis.

Cash Flow

We continually seek to improve the efficiency of our working capital management. Periodically, as part of our cash and commercial relationship management activities, we make decisions in our commercial, supply chain, and other activities which drive an acceleration of receivable payments from customers, or deceleration of payments to vendors, including timing of payments related to legal settlements, tax authorities and other matters. This has the effect of increasing or decreasing cash from operations, as well as working capital balance items during any given period. Increased cash from operations has the effect of reducing our leverage ratio, which is measured net of cash and cash equivalents, as of the end of such period. In connection with strategic continual improvement, we obtained more favorable payment terms from many of our vendors which are expected to continue in future periods. In addition, in periods in which receivable payments from customers are delayed, we have and expect we may in the future extend the time to pay certain vendors, so as to balance our liquidity position. Such decisions have had and may in the future have a material impact on our annual operating cash flow measurement, as well as on our quarterly results.

Cash flow generated from operating activities during the third quarter of 2025 was $369 million, compared to $693 million in the third quarter of 2024. The lower cash flow generated from operating activities in the third quarter of 2025 was mainly due to timing of sales and collections, as well as higher legal settlement payments, partially offset by lower tax payments and higher profit.

During the third quarter of 2025, we generated free cash flow of $515 million, which we define as comprising $369 million in cash flow generated from operating activities, $274 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $8 million of proceeds from divestitures of businesses and other assets, partially offset by $136 million in cash used for capital investment. During the third quarter of 2024, we generated free cash flow of $922 million, which we define as comprising $693 million in cash flow generated from operating activities, $339 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $38 million in divestitures of businesses and other assets, partially offset by $148 million in cash used for capital investment. The decrease in the third quarter of 2025 mainly resulted from lower cash flow generated from operating activities, as well as a decrease in proceeds from divestitures of businesses and other assets.

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

We are committed to paying royalties, subject to the terms of applicable agreements, to the owners of know-how, partners in alliances and certain other arrangements, and to parties that financed R&D at a wide range of rates as a percentage of sales of certain products, as defined in the agreements. In some cases, the royalty period is not defined under the applicable agreement; in other cases, royalties will be paid over various periods not exceeding 20 years.

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

•

acquisition- or divestment- related items, including loss (gain) on sale of businesses, changes in contingent consideration, integration costs, banker and other professional fees and inventory step-up;

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

The following tables present our non-GAAP net income and non-GAAP EPS for the three and nine months ended September 30, 2025 and 2024, as well as reconciliations of each measure to their nearest GAAP equivalents:

			Three months ended September 30,				Nine months ended September 30,
($ in millions except per share amounts)			2025	2024			2025	2024
Net income (Loss) attributable to Teva	($	)	433	(437)	($	)	930	(1,422)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets			144	146			436	444
Legal settlements and loss contingencies(1)			60	450			309	638
Goodwill impairment(2)			—	600			—	1,000
Impairment of long-lived assets(3)			79	(51)			255	758
Restructuring costs(4)			29	21			196	52
Equity compensation			34	29			106	89
Contingent consideration(5)			16	34			46	305
Loss (Gain) on sale of business			—	(20)			—	(21)
Financial expenses			7	11			58	35
Redeemable and non-redeemable non-controlling interests(6)			—	41			2	(276)
Other non-GAAP items(7)			51	57			167	170
Corresponding tax effects and unusual tax items(8)			58	(83)			(225)	270
Non-GAAP net income attributable to Teva	($	)	910	798	($	)	2,281	2,043
Non-GAAP tax rate(9)			14.7%	16.0%			16.0%	15.5%
GAAP diluted earnings (loss) per share attributable to Teva	($	)	0.37	(0.39)	($	)	0.80	(1.26)
EPS difference(10)			0.41	1.08			1.16	3.04
Non-GAAP diluted EPS attributable to Teva(10)	($	)	0.78	0.69	($	)	1.97	1.78
Non-GAAP average number of shares (in millions)(10)			1,164	1,155			1,160	1,148

(1)

For the third quarter of 2025, adjustments of legal settlements and loss contingencies mainly consisted of an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments) of $42 million. Adjustments for legal settlements and loss contingencies in the third quarter of 2024 mainly related to a provision of $350 million recorded in connection with a decision by the European Commission in its antitrust investigation into COPAXONE, and to an update to the estimated settlement provision of $121 million for the opioid cases (mainly related to the settlement agreement with the city of Baltimore and the effect of the passage of time on the net present value of the discounted payments). For the nine months ended September 30, 2025, adjustments of legal settlements and loss contingencies mainly consisted of (a) an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments) of $139 million, and (b) an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation of $55 million. Adjustments for legal settlements and loss contingencies in the nine months ended September 30, 2024 were mainly related to a provision of $350 million recorded in connection with the decision by the European Commission in its antitrust investigation into COPAXONE, and to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments and the settlement agreement with the city of Baltimore) of $239 million.

(2)	Goodwill impairment charges of $600 million and $1,000 million related to Teva’s API reporting unit were recorded in the three and nine months ended September 30, 2024, respectively.
(3)

For the nine months ended September 30, 2025, the adjustment for impairment of long-lived assets was mainly related to products in the U.S. and Europe. For the nine months ended September 30, 2025, adjustments for impairment of long-lived assets and redeemable and non-redeemable non-controlling interests primarily consisted of $561 million and $275 million, respectively, related to the classification of the business venture in Japan as held for sale.

(4)

In the nine months ended September 30, 2025, Teva recorded $196 million of restructuring expenses primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations, mainly through headcount reduction.

(5)

Adjustments for the nine months ended September 30, 2024 primarily related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid®) of $266 million.

(6)

For the nine months ended September 30, 2024, the redeemable and non-redeemable non-controlling interests portion of long-lived assets impairment related to the classification of our business venture in Japan as held for sale.

(7)

Other non-GAAP adjustments include other exceptional items for which their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, accelerated depreciation, certain inventory write-offs, material litigation fees and other unusual events.

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

There has not been any material change in our assessment of market risk as set forth in Part II, Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

After evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there was no change in Teva’s internal control over financial reporting that materially affected or is reasonably likely to materially affect Teva’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various litigation and other legal proceedings. For a discussion on our Commitments and Contingencies see note 10 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form
10-Q.
For a discussion of additional legal proceedings, please refer to our Form
10-Q
for the period ended March 31, 2025, filed with the SEC on May 7, 2025.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended September 30, 2025.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended September 30, 2025. Under applicable Israeli corporate law, a share repurchase is considered a distribution and is subject to the applicable statutory tests and limitations, related to a company’s profits and solvency capabilities. Pursuant to a recent amendment in applicable corporate law regulations, companies whose shares are listed abroad (including dual-listed companies such as Teva), may benefit from certain relief with respect to the procedures to be taken in connection with share repurchases. Decisions regarding any future share repurchases will depend on certain factors, such as market conditions, share price and other opportunities to invest capital for growth in alignment with the Company’s Pivot to Growth strategy, and are subject to the approval by Teva’s Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Director and Officer Rule
10b5-1
Trading Arrangements
During the three months ended September 30, 2025, the following officer adopted a Rule
10b5-1
trading arrangement (as such term is defined in Item 408 of Regulation
S-K).
The trading plan is intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act.

Name and Title	Date	Expiration Date	Maximum Shares Subject to Plan (1)
Christine Fox, Executive Vice President, U.S. Commercial	August 11, 2025	March 6, 2026	101,772

(1)	The plan includes shares to be sold solely to cover tax withholding obligations.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: November 5, 2025	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)