Form 10-K
period 2025-12-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2026-02-03
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
,
2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number
001-16174
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Interpace Parkway, #3 Parsippany NJ , 07054 USA + 1-973 -658-0301	124 Dvora HaNevi’a St., Tel Aviv, ISRAEL , 6944020 + 972(3) 914-8213
(Address of principal executive offices, zip code and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one Ordinary Share	TEVA	New York Stock Exchange
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
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates
of the registrant, computed by reference to the closing price at which the American Depositary Shares were last sold on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025), was approximately $18.16 billion. Teva Pharmaceutical Industries Limited has no non-voting
common equity. For purpose of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s common equity at June 30, 2025.
As of December 31, 2025, the registrant had

1,149,812,898

ordinary shares outstanding.
Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on
Form 10-K.

For an accessible version of this Annual Report on Form 10-K, please visit www.tevapharm.com

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

In addition to historical information, this Annual Report on Form 10-K, and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. These forward-looking statements include statements concerning our plans, strategies, objectives, future performance and financial and operating targets, and any other information that is not historical information. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Important factors that could cause or contribute to such differences include risks relating to:

•

our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; competition faced by our generic medicines from other pharmaceutical companies and changes in regulatory policy that may result in costs and delays; delays in launches of new generic products; our ability to develop and commercialize additional pharmaceutical products in a timely manner; intense competition for our innovative medicines; our ability to achieve expected results from investments in our product pipeline; our ability to successfully execute our Pivot to Growth strategy, including to expand our innovative and biosimilar medicines pipeline and profitably commercialize our innovative medicines and biosimilar portfolio, whether organically or through business development, to sustain and focus our portfolio of generic medicines, and to execute on our organizational transformation and to achieve expected cost savings; and the effectiveness of our patents and other measures to protect our intellectual property rights;

•

our significant indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments; and our potential need to raise additional funds in the future, which may not be available on acceptable terms or at all;

•

our business and operations in general, including: the impact of global economic conditions and other macroeconomic developments and the governmental and societal responses thereto, and our exposure to changes in international trade policies, including the imposition of tariffs in the jurisdictions in which we operate, and any effects of such developments on sales of our products and the pricing and availability of raw materials; effectiveness of our optimization efforts; significant disruptions of information technology systems, including cybersecurity attacks, as well as risks and uncertainties related to the adoption of artificial intelligence technologies, and breaches of our data security; interruptions in our supply chain or problems with internal or third party manufacturing; challenges associated with conducting business globally, including political or economic instability, prolonged government shutdowns, widespread outbreaks of major diseases and major hostilities or acts of terrorism, such as the ongoing conflicts between Russia and Ukraine and in the Middle East; our ability to attract, hire, integrate and retain highly skilled personnel; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets or business units and close or divest plants and facilities, as well as our ability to successfully and cost-effectively consummate such sales and divestitures, including our planned divestiture of our API business;

•

compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory requirements, the effects of regulatory uncertainty and changes and the results of increased regulatory oversight, including expenditures required to ensure compliance with research, production and quality control regulations and remedial actions taken to address product issues, such as delayed product launches, product recalls, and facility shutdowns; the effects of governmental, regulatory and civil proceedings and litigation which we are, or in the future become, party to; the effects of reforms in healthcare regulation and related reductions in pharmaceutical pricing, reimbursement and coverage, including as a result of the One Big Beautiful Bill signed into law in the U.S. in July 2025 (“OBBBA”), which will likely reduce the number of insured in Medicaid and Health Insurance Exchange markets, which may alter utilization patterns and shift negotiating leverage among payors, U.S. Executive Orders issued in April and May 2025 intended to reduce the prices paid by Americans for prescription medicines, including Most-Favored-Nation pricing; legal and regulatory actions in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan® (naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; significant product liability claims; claims brought by regulatory agencies; failure to comply with complex Medicare, Medicaid and other governmental programs’ reporting and payment obligations; compliance with sanctions and trade control laws; environmental risks and changes in governmental, investor and societal responses to climate change and sustainability related issues;

•

other financial and economic risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; impairments of our long-lived assets; potential significant increases in tax liabilities; the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business; and the impact of any failure to maintain effective internal control over our financial reporting;

and other factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2025, including in the section captioned “Risk Factors.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

Business Overview

We are a biopharmaceutical company, enabled by a world-class generics business. For over 120 years, our commitment to bettering health has never wavered. From innovating in the fields of neuroscience and immunology to providing complex generic medicines, biosimilars and pharmacy brands worldwide, we are dedicated to addressing patients’ needs, now and in the future.

We operate worldwide, with headquarters in Israel and a significant presence in the United States, Europe and many other markets around the world. Today, our global network of capabilities consists of approximately 34,000 employees across 57 markets.

Teva was incorporated in Israel on February 13, 1944 and is the successor to a number of Israeli corporations, the oldest of which was established in 1901.

Our Business Segments

We operate our business through three segments: United States, Europe and International Markets. Each business segment manages our entire product portfolio in its region, including generics, which includes biosimilars and over-the-counter (“OTC”) products, as well as innovative medicines. This structure enables strong alignment and integration between operations, commercial regions, R&D, and our global marketing and portfolio function, optimizing our product lifecycle across therapeutic areas.

In addition to these three segments, we have other activities, primarily the sale of active pharmaceutical ingredients (“API”) to third parties, certain contract manufacturing services, and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.

For information regarding our major customers, see note 19 to our consolidated financial statements.

Below is an overview of our three business segments:

United States Segment

We are one of the leading generic pharmaceutical companies in the United States. We market more than 350 generic prescription products in more than 1,100 dosage strengths, packaging sizes and forms, including oral solid dosage forms, injectable products, inhaled products, liquids, transdermal patches, ointments and creams. Most of our generic sales in the United States are made to retail drug chains, mail order distributors and wholesalers.

Our innovative medicines portfolio in the United States includes our core therapeutic area of central nervous system (“CNS”), with a strong emphasis on neurodegenerative disorders, movement disorders, migraine, neuropsychiatry, and multiple sclerosis (“MS”). We also have innovative medicines in respiratory, oncology and selected other areas.

Our CNS portfolio includes AUSTEDO® and AUSTEDO XR® (deutetrabenazine) tablets for the treatment of neurodegenerative and movement disorders – chorea associated with Huntington’s disease and tardive dyskinesia, AJOVY® (fremanezumab-vfrm) injection for the preventive treatment of migraine in adults and children and adolescent patients aged 6 to 17 years, UZEDY® (risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults and bipolar 1 disorder (BD-1) in adults, and COPAXONE® (glatiramer acetate) injection for the treatment of relapsing forms of MS.

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

Europe Segment

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Our generics business (including OTC and biosimilars) makes us one of the leading pharmaceutical companies in Europe. We are not substantially dependent on any single country in Europe for our total generic European revenues, which could be affected by pricing reforms or changes in regulations and public policy.

Although the European markets are diverse and highly fragmented, they share many characteristics that allow us to leverage our pan-European presence and broad portfolio.

Our OTC portfolio in Europe includes global brands such as SUDOCREM® as well as local and regional brands such as NasenDuo®, DICLOX FORTE®, OLFEN® Max and FLEGAMINA®.

Our innovative medicines portfolio in Europe focuses on CNS (including migraine) and respiratory therapeutic areas. Our leading products in Europe are AJOVY and COPAXONE. AJOVY was granted EU marketing authorization in 2019 and, as of December 31, 2025, we have launched AJOVY in most European countries. COPAXONE continues to be among the major products for the treatment of MS, although alternative therapies to glatiramer acetate products have been introduced to various European markets. In line with our Pivot to Growth strategy, we are constantly evaluating and optimizing our products portfolio, including through the sale of certain product rights in our Europe segment.

International Markets Segment

Our International Markets segment includes all countries in which we operate other than those in our United States and Europe segments. The International Markets segment covers a substantial portion of the global pharmaceutical industry, including more than 35 countries.

The countries in our International Markets segment include highly regulated, mainly generic markets, such as Canada and Israel, and branded generics-oriented markets, such as Russia and certain Latin America markets. Each market’s strategy is built upon differentiation and addressing the unmet needs of that market. Our integrated sales force enables us to extract synergies across our branded generic, OTC, biosimilars and innovative medicines product offerings and across various channels (e.g., retail, institutional).

On March 31, 2025, we divested our Teva-Takeda business venture in Japan, which included generic products and legacy products. Since the establishment of the business venture and until the completion of its sale,

Teva held 51% of the outstanding common stock of the business venture. On March 31, 2025, we deconsolidated the business venture from our financial statements. For additional information, see note 2 and note 22 to our consolidated financial statements.

Our innovative medicines portfolio in our International Markets segment focuses on three main areas: CNS (including migraine), respiratory and oncology. We launched AJOVY in certain countries within our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. AUSTEDO was launched in China and Israel during 2021 and in Brazil in 2022. In April 2025, AUSTEDO received marketing authorization in South Korea.

Pivot to Growth Strategy

In 2025, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, announced in May 2023. As part of this strategy, in 2025, we entered the strategy’s “Accelerate Growth” phase, during which we focus on growing our innovative portfolio, aligning capital allocation to invest in activities we expect to have the highest value, and modernizing our organization and operations to drive both efficiency and cost savings:

•

On the first pillar, delivering on our growth engines, we continued to show strong performance of our key innovative products, AUSTEDO, AJOVY, and UZEDY, as well as on our recently launched biosimilars SELARSDITM (ustekinumab-aekn) injection and EPYSQLI® (eculizumab-aagh), and the progress we made on our late-stage pipeline of proposed biosimilars to Prolia®, Xgeva®, Eylea®, and Simponi® and Simponi Aria® which were submitted for regulatory review in the U.S. and the EU;

•

On the second pillar, stepping up innovation through delivering on our late-stage innovative pipeline, we continued to accelerate the development of certain key pipeline assets, including with the filing of a New Drug Application (“NDA”) for olanzapine LAI in December 2025. Our investigational therapy emrusolmin (TEV-56286) received U.S. FDA Fast Track designation for the treatment of Multiple System Atrophy (“MSA”); Phase 3 programs for duvakitug (anti-TL1A) in ulcerative colitis and Crohn’s disease were initiated by Sanofi and Teva in October 2025; and by the end of 2025, we achieved the targeted initial enrollment levels in the adult and pediatric populations for DARI’s (Dual-action Asthma Rescue Inhaler) Phase 3 trial;

•

On the third pillar, sustaining our generic medicines powerhouse, we remain focused on strengthening our world-class global generics business with a focused portfolio of high-value complex generics and biosimilars, a robust pipeline, and an integrated global manufacturing and commercial footprint. Our recently launched biosimilars continue to grow, as well as our legacy biosimilar portfolio; and

•

On the fourth pillar, focusing our business to accelerate growth, we are actively transforming and modernizing our business through Teva Transformation programs. On May 7, 2025, we announced that these programs are expected to generate ~$700 million of net savings through 2027. We have achieved our targeted savings for 2025.

Artificial Intelligence Initiatives

We are committed to integrating, where appropriate, artificial intelligence (“AI”) technologies in our operations, in an effort to deliver innovative solutions to our customers, patients and stakeholders. Our initiatives include leveraging machine learning and generative AI to optimize internal processes and operations, strengthen risk management, and support product research and development. We selectively apply AI across our value chain where it can drive meaningful value, including for clinical trial planning and management, research and development and drug discovery, manufacturing and supply chain automation, financial forecasting, and customer engagement. These efforts are designed to reduce operational complexity and costs, and unlock new growth opportunities while maintaining a strong focus on responsible and ethical AI practices.

Our Product Portfolio and Business Offering

Our product and service portfolio includes generic medicines, biosimilar medicines, innovative medicines, OTC products, a distribution business, API and contract manufacturing. Each region manages the entire range of products and services offered in its area, and our generics, innovative, biosimilars and OTC franchise units optimize our pipeline and product lifecycle across therapeutic areas. In most markets in which we operate, we use an integrated and comprehensive marketing model, offering a broad portfolio of products, including generic products, innovative medicines, biosimilars and OTC products. As part of our Pivot to Growth strategy, we intend to divest our API business, in order to focus on our core business strengths and capital allocation towards growth engines and innovation.

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

Our generics business has a wide-reaching commercial presence. We have a top three leadership position in many countries, including the United States and some key European markets. We have a robust product portfolio, comprehensive R&D capabilities and product pipeline, and a global operational network, which enables us to execute key generic launches to further expand our product pipeline and diversify our revenue stream. We use these capabilities to mitigate the effect of price erosion on our generics business.

When considering whether to develop a generic medicine, we take into account a number of factors, including regional and local patient and customer needs, our overall strategy, R&D and manufacturing capabilities, regulatory considerations, commercial factors and the intellectual property landscape. We will challenge patents when appropriate, if we believe they are either invalid or would not be infringed by our generic version. We may seek alliances to acquire rights to products we do not have in our portfolio, to share development costs or litigation risks, or to resolve patent and regulatory barriers to entry.

In recent years, including as part of our Pivot to Growth strategy, we have been optimizing our global generics portfolio through product discontinuation and cost-structure improvements, sale of certain product rights, to continue focusing on pipeline optimization and high-value generics, including complex generics. This has resulted in the ongoing network optimization of our generics business, including our manufacturing and supply network, and in the closure or divestment of a significant number of manufacturing plants around the world in recent years.

In markets such as the United States, the United Kingdom, Canada, the Netherlands and Israel, generic medicines may be substituted by the pharmacist for their brand name equivalent or according to their prescribed International Nonproprietary Name (“INN”). In these so-called “pure generic” markets, physicians and patients have little control over the choice of generic manufacturer, and consequently generic medicines are not actively marketed or promoted to physicians or consumers. Instead, the relationship between the manufacturer and pharmacy chains, distributors, health funds and other health insurers is critical. Many of these markets have automatic substitution models when generics are available as alternatives to brands. In Russia, Turkey, Ukraine, Kazakhstan and certain Latin American and European countries, generic medicines are generally sold under brand names alongside the originator brand. These markets are referred to as “branded generic” markets and in certain cases are “out of pocket” markets in which consumers can pay for a particular branded generic medicine (as opposed to government or privately funded medical health insurance), often at the recommendation of their physician. Branded generic products are actively promoted and a sales force is necessary to create and maintain brand awareness. Other markets, such as Germany, France, Italy and Spain, are hybrid markets with elements of both approaches.

Our position in the generics market has been supported by our global R&D function, as well as our API R&D and manufacturing activities, which provide vertical integration for many of our products. For information about our product launches and pipeline of generic medicines in the United States and Europe, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Information—United States Segment” and “Item 7—Management’s Discussions and Analysis of Financial Condition and Results of Operations—Segment Information—Europe Segment.”

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

In recent years, we launched the following biosimilar medicines, including under our strategic collaborations: TRUXIMA® (rituximab-abbs) (U.S.: 2019; Canada: 2020), HERZUMA® (trastuzumab-pkrb) (U.S./Canada: 2020), RANIVISIO® (ranibizumab) (EU/UK: 2022; Canada: 2023), SIMLANDI® (adalimumab-ryvk) (U.S.: 2024), SELARSDI (ustekinumab-aekn) (U.S.: 2025), EPYSQLI® (eculizumab-aagh) (U.S.: 2025) and FYMSKINA®(ustekinumab) (Germany: 2025).

Below are some developments in our biosimilars business in 2025, as we make progress in expanding our global biosimilars portfolio and strategic collaborations, and in optimizing our capital resources, in line with our Pivot to Growth strategy:

On January 10, 2025, we announced that we entered into a strategic partnership with Samsung Bioepis for the commercialization of EPYSQLI® (eculizumab), Samsung Bioepis’s biosimilar to Soliris® (eculizumab-aagh) in the U.S., which was available and launched in the U.S. on April 7, 2025, for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), atypical hemolytic uremic syndrome (aHUS) and generalized myasthenia gravis (gMG). Under the terms of the agreement, Samsung Bioepis will be responsible for the development, regulatory registration, manufacture and supply of the product, and Teva will be responsible for commercialization of the product in the U.S.

On January 13, 2025, we announced we entered into a collaboration agreement with Formycon for the commercialization of FYB203, Formycon’s biosimilar candidate to Eylea® (aflibercept) in Europe (excluding Italy), the United Kingdom, Switzerland and in Israel, for the treatment of neovascular age-related macular degeneration (nAMD) and other severe retinal diseases. Under the terms of the agreement, Teva will lead the commercialization of FYB203 in the designated regions, to be marketed under the brand name AHZANTIVE®.

On October 20, 2025, we announced we entered into a collaboration agreement with Prestige Biopharma for the commercialization of Tuznue®, Prestige’s biosimilar to Herceptin® (trastuzumab), across a majority of European markets. Tuznue® is approved in the EU for the treatment of breast cancer and metastatic gastric cancer.

On November 25, 2025, we received European Medicines Agency (“EMA”) approvals for PONLIMSI® (denosumab), our biosimilar to Prolia® and for DEGEVMA® (denosumab), our biosimilar to Xgeva®.

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

We have built specialized “Patient Support Programs” in many countries around the world, to help patients adhere to their treatments, improve patient outcomes and, in certain markets, ensure timely delivery of medicines and assist in securing reimbursement. These programs reflect the importance we place on supporting patients and ensuring better medical outcomes for them. We believe that it is important to provide a range of services and solutions tailored to meet the needs of patients according to their specific condition and local market requirements. We believe this capability provides an important competitive advantage in the innovative medicines business.

Below is a description of our key innovative medicines:

CNS (including Movement Disorders and Migraine)

Our CNS portfolio includes AUSTEDO for the treatment of tardive dyskinesia and chorea associated with Huntington’s disease, AJOVY for the preventive treatment of migraine, UZEDY for the treatment of schizophrenia and bipolar 1 disorder, and COPAXONE for the treatment of relapsing forms of MS.

AUSTEDO and AUSTEDO XR

•

AUSTEDO (deutetrabenazine) tablets are a deuterated form of a small molecule inhibitor of vesicular monoamine 2 transporter, or VMAT2, that is designed to regulate the levels of a specific neurotransmitter, dopamine, in the brain. All regulatory exclusivities for AUSTEDO are now expired.

•

AUSTEDO was launched in the U.S. in 2017. It is indicated for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia in adults, which is a debilitating, often irreversible movement disorder caused by certain medications used to treat mental health or gastrointestinal conditions. It is one of only two products approved in the U.S. for tardive dyskinesia.

•

During 2025, Teva and the Centers for Medicare and Medicaid Services (“CMS”) negotiated a maximum fair price for AUSTEDO and AUSTEDO XR, based on CMS’s list of prescription medicines selected for price-setting discussions, in which they were originally included. The agreement was announced by CMS in November 2025. The revised prices set by the U.S. Government will become effective January 1, 2027 and will apply to eligible Medicare patients.

•	AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China with

Jiangsu Nhwa Hexin Pharmaceutical Marketing Co., Ltd. In April 2025, AUSTEDO received marketing authorization in South Korea. We continue to evaluate additional submissions in various other markets. In January 2026, AUSTEDO received marketing authorization in the EU for the treatment of tardive dyskinesia.

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

•

AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023 in three doses of 6, 12 and 24 mg, and became commercially available in the U.S. in May 2023. The FDA approved AUSTEDO XR as a one pill, once-daily treatment option in doses of 30, 36, 42, and 48 mg in May 2024 and in doses of 18 mg in July 2024. AUSTEDO XR is a once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, which is additional to the twice-daily AUSTEDO. AUSTEDO XR is protected by 11 Orange Book patents expiring between 2031 and 2041.

AJOVY

•

AJOVY (fremanezumab-vfrm) injection is a fully humanized monoclonal antibody that binds to calcitonin gene-related peptide (“CGRP”). AJOVY was launched in the U.S. in 2018 for the preventive treatment of migraine in adults, and in August 2025, the FDA approved AJOVY for the preventive treatment of episodic migraine in children and adolescent patients aged 6 to 17 years. AJOVY is the only anti-CGRP subcutaneous product indicated for both quarterly and monthly dosing options. AJOVY faces competition from multiple other products.

•

During 2019, AJOVY was granted a marketing authorization in the European Union by the EMA in a centralized process and began receiving marketing authorizations in various countries in our International Markets segment. As of today, we launched AJOVY in 48 countries around the world.

•	Our auto-injector device for AJOVY became commercially available in the European Union in March 2020, in the U.S. in April 2020 and in Canada in April 2021.

•

AJOVY is protected worldwide by patents expiring in 2026 at the earliest; extensions have been granted in several countries, including the United States and in Europe, until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and in Europe and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY will also be protected by regulatory exclusivity for 12 years from marketing approval in the United States (obtained in September 2018) and 10 years from marketing approval in Europe (obtained in April 2019). For our patent litigation related to other anti-CGRP products, see note 12b to our consolidated financial statements.

UZEDY

•

UZEDY (risperidone) extended-release injectable suspension was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is a subcutaneous, long-acting formulation that controls the steady release of risperidone.

•	UZEDY is protected by six Orange Book patents expiring between 2027 and 2042. UZEDY is protected by regulatory exclusivity until April 28, 2026.

•

On October 10, 2025, it was announced that the FDA approved UZEDY as a once-monthly extended-release injectable suspension as monotherapy or as adjunctive therapy to lithium or valproate for the maintenance treatment of bipolar 1 disorder (BD-1) in adults. We are evaluating plans to launch UZEDY in other countries around the world. UZEDY faces competition from multiple products.

COPAXONE

•

COPAXONE (glatiramer acetate injection) continues to play a role in the treatment of MS in the United States and Europe, although its market share has shown a gradual decline throughout 2025 due to the growing adoption of new treatments. COPAXONE is indicated for the treatment of patients with relapsing forms of MS (“RMS”), including the reduction of the frequency of relapses in relapsing-remitting multiple sclerosis (“RRMS”), in patients who have experienced a first clinical episode and have MRI features consistent with MS.

•

COPAXONE is believed to have a unique mechanism of action that works with the immune system, unlike many therapies that are believed to rely on general immune suppression or cell sequestration to exert their effect. COPAXONE provides a proven mix of efficacy, safety and tolerability.

•	In certain European countries, Teva remains in litigation against generic companies regarding COPAXONE.

•

The market for MS treatments continues to develop, particularly with the approval of alternative therapies and generic versions of COPAXONE. Oral branded and generic treatments for MS, continue to present significant and increasing competition. COPAXONE also continues to face competition from existing injectable products, as well as from monoclonal antibodies.

Oncology

Our innovative oncology medicines portfolio mainly includes BENDEKA and TREANDA® in the United States.

BENDEKA and TREANDA

•

BENDEKA (bendamustine hydrochloride) injection and TREANDA (bendamustine hydrochloride) for injection are approved in the United States for the treatment of patients with Chronic Lymphocytic Leukemia (“CLL”) and patients with indolent B-cell Non-Hodgkin’s Lymphoma (“NHL”) that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen. We launched BENDEKA in the United States in January 2016. It is a liquid, low-volume (50 mL) and short-time (10-minute) infusion formulation of bendamustine hydrochloride that we licensed from Eagle.

•

BENDEKA faces direct competition from Belrapzo® (a ready-to-dilute bendamustine hydrochloride product from Eagle) and from Vivimusta® (a bendamustine hydrochloride injection from Azurity Pharmaceuticals). Other competitors to BENDEKA include combination therapies for the treatment of NHL, as well as a combination for the treatment of CLL and newer targeted oral therapies. The orphan drug exclusivity that had attached to bendamustine products expired in December 2022.

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

•

Teva also settled litigation against three 505(b)(2) applicants: Hospira, Inc. (“Hospira”), Dr. Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”). Based on these settlement agreements, Hospira, Accord and DRL can launch their products on November 17, 2027, or earlier under certain circumstances. In 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product, and that litigation is still pending. Similarly, on September 18, 2025, Teva and Eagle filed suit against Almaject, Inc. and Alvogen, Inc. in the District of Delaware following the filing of another 505(b)(2) NDA for a generic BENDEKA product.

•

In addition to the settlement with Eagle regarding its bendamustine 505(b)(2) NDA, between 2015 and 2020, we reached final settlements with 22 ANDA filers for generic versions of the lyophilized form of TREANDA and one 505(b) (2) NDA filer for a generic version of the liquid form of TREANDA, providing for the launch of generic versions of TREANDA prior to patent expiration. Currently, there are multiple generic TREANDA products on the market.

Respiratory

Our respiratory portfolio includes rescue and maintenance inhalers in treatment classes, that are most commonly used for patients with asthma and COPD. The list of products includes ProAir® RespiClick®, QVAR RediHaler®, BRALTUS®, CINQAIR®/CINQAERO®, DuoResp® Spiromax® and AirDuo® RespiClick®.

•

QVAR RediHaler (beclomethasone dipropionate HFA) inhalation aerosol, a BAI, is indicated for the maintenance treatment of asthma as a prophylactic therapy in patients four years of age and older. There are no current PIV challenges to the QVAR RediHaler patents.

•	BRALTUS (tiotropium bromide) is a long-acting muscarinic antagonist, indicated for adult patients with COPD, delivered via the Zonda inhaler. It was launched in Europe in August 2016.

•

CINQAIR/CINQAERO (reslizumab) injection is a humanized interleukin-5 antagonist monoclonal antibody for add-on maintenance treatment of adult patients with severe asthma and with an eosinophilic phenotype. This biologic treatment was launched in the U.S. and in certain European countries in 2016 and in Canada in 2017.

Our portfolio of inhalers utilizing an innovative multi-dose dry powder inhaler (“MDPI”) platform includes ProAir RespiClick (albuterol sulfate) inhalation powder and AirDuo RespiClick (fluticasone propionate and salmeterol) inhalation powder in the U.S., as well as DuoResp Spiromax (budesonide and formoterol) in Europe.

For information on our innovative medicines pipeline, see “—Research and Development” below.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis.

We produce approximately 350 APIs both for our own use and for sale to third parties, in many therapeutic areas. APIs used in pharmaceutical products are subject to regulatory oversight by health authorities. We utilize a variety of production technologies, including chemical synthesis, semi-synthetic fermentation, enzymatic synthesis, high potency manufacturing, plant extract technology, peptide synthesis, vitamin D derivatives synthesis and steroids. Our advanced technology and expertise in the field of solid state particle technology enable us to meet specifications for particle size distribution, bulk density, specific surface area and polymorphism, as well as other characteristics.

On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale. The intention to divest is in alignment with our Pivot to

Growth strategy. On November 5, 2025, we announced that exclusive discussions with a selected buyer on the sale have terminated, and that Teva has initiated a renewed sales process, maintaining our strategic intention to divest our API business. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all.

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

Our R&D activities are concentrated under one global R&D group with overall responsibility for innovative medicines, generic medicines and biosimilars, with a focus on enabling efficiency across our global operations.

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

We develop generic products for our United States, Europe and International Markets segments. Our focus is on high-value generics and complex formulations with complex technologies, which have higher barriers to entry. Generic R&D activities, which are carried out in development centers located around the world, include product formulation, analytical method development, stability testing, management of bioequivalence, bio-analytical studies, other clinical studies and registration of generic drugs in all of the markets where we operate. We also operate several clinics where most of our bioequivalence studies are performed as well as most of our Phase 1 studies for innovative medicines. We have more than 900 generic products in our pre-approved global pipeline, which includes products in all stages of the approval process: pre-submission, post-submission and after tentative approval.

In addition, our generic R&D supports our OTC business in developing OTC products, as well as in overseeing the work performed by contract developers.

Our current R&D capabilities include solid oral dosage forms (such as tablets and capsules), inhalation, semi-solid and liquid formulations (such as ointments and creams), sterile formulations and other dosage forms, and delivery systems, such as matrix systems, special coating systems for sustained release products, orally disintegrating systems, sterile systems, such as vials, syringes, blow-fill-seal systems, long-acting release injectable, transdermal patches, drug device combinations and nasal delivery systems.

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

Our API R&D specializes in the development of processes and physical compound characterization for the manufacturing of generic and innovative APIs, including intermediates, synthetic and fermentation products both for internal use and for external customers. Our facilities in various locations worldwide include one large development center focusing on synthetic products, three centers with specific expertise specializing in fermentation, semi-synthetic products and high-potency APIs, and a center for oligonucleotides and peptides. Our substantial investment in API R&D generates a steady flow of API products, supporting the timely introduction of generic products to market in compliance with increasing regulatory requirements. The API R&D division also seeks methods to continuously reduce API production costs, enabling us to improve our cost structure. On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale.

In line with our Pivot to Growth strategy, and our focus on internal growth that leverages our R&D capabilities, we have entered into, and expect to pursue, in-licensing, acquisition, collaboration, funding and other strategic opportunities to supplement and expand our existing innovative medicines and biosimilar pipeline (e.g., the transactions with mAbxience, Launch Therapeutics, Alvotech, Modag, Sanofi, Royalty Pharma and Biolojic). In parallel, we evaluate and expand the development scope of our existing R&D pipeline products as well as our existing products for submission in additional markets and additional indications.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of January 26, 2026:

	Phase 2	Phase 3	Submitted for Regulatory Review
Neuroscience			olanzapine LAI (TEV-‘749) Schizophrenia (December 2025)
Immunology	Anti-IL-15 (TEV-’408) Celiac disease	Dual Action Rescue Inhaler (DARI) (ICS/SABA; TEV-’248)(2) Asthma (February 2023)
	emrusolmin(1) (TEV-‘286) Multiple System Atrophy	duvakitug (anti-TL1A)(3) (TEV-’574) Inflammatory Bowel Disease (October 2025)

(1)	In collaboration with Modag.
(2)	In collaboration with Launch Therapeutics.
(3)	In collaboration with Sanofi.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of development, including confirmatory clinical trials for biosimilars to Xolair® (omalizumab); to Entyvio® (vedolizumab) and Entyvio® SC (vedolizumab), which are in collaboration with Alvotech for the U.S. market; and TEV-‘333 and TEV-‘316, both in collaboration with mAbxience. Our proposed biosimilar to Prolia® (denosumab) and to Xgeva® (denosumab) were submitted for regulatory review in the U.S. Our proposed biosimilars to Simponi®, Simponi Aria® (golimumab), and Eylea® (aflibercept), which are in collaboration with Alvotech, were submitted for regulatory review in the U.S.

Operations

We operate our business globally and believe that our global infrastructure provides us with the following capabilities and advantages:

•	global R&D facilities that enable us to have a focused pipeline of innovative medicines as well as a broad global generic pipeline and product line;

•	API manufacturing capabilities that offer a stable, high-quality supply of key APIs, vertically integrated with our pharmaceutical operations, which we intend to divest as mentioned above;

•

pharmaceutical manufacturing facilities approved by the FDA, EMA and other regulatory authorities located around the world, which offer a broad range of production technologies and the ability to concentrate production in order to achieve high quality and economies of scale; and

•

high-volume, technologically advanced distribution facilities around the world for solid dosage forms, injectable and blow-fill-seal, and which allow us to deliver new products to our customers quickly and efficiently, providing a cost-effective, safe and reliable supply.

These capabilities provide us with the means to respond on a global scale to a wide range of therapeutic and commercial requirements of patients, customers and healthcare providers.

Pharmaceutical Production

We operate 33 finished dosage and packaging pharmaceutical plants in 21 countries. These plants manufacture solid dosage forms, sterile injectables, liquids, semi-solids, inhalers, transdermal patches and other medicinal products. In 2025, we produced approximately 66 billion tablets and capsules, and approximately 600 million sterile units.

The vast majority of our production capacity of our manufacturing sites is located in North America, Europe, Latin America, India and Israel.

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

Raw Materials for Pharmaceutical Production

In general, we purchase our raw materials and supplies required for the production of our products in the open market. For some products, we purchase such raw materials and supplies from one source (the only source available to us) or a single source (the only approved source among many available to us), thereby requiring us to obtain such raw materials and supplies from that particular source. Where possible, we mitigate our raw material supply risks through inventory management and alternative sourcing strategies. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic Environment.”

We source a portion of our APIs from our own manufacturing facilities. Additional APIs are purchased from suppliers located in Europe, Asia and the Americas. We have in place a supplier audit program to provide assurance that our suppliers meet regulatory expectations and are able to fulfill the requirements of our global operations.

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

Our API facilities are required to comply with applicable cGMP requirements under U.S., European, Japanese and other applicable quality standards. Our API plants are regularly inspected by the FDA, European agencies and other authorities, as applicable. See also “Other Activities” above.

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

Environment, Health and Safety

We are committed to business practices that promote socially and environmentally responsible economic growth. In 2025, we made significant progress on our sustainability strategy under Teva’s Healthy Future framework.

On Environment, Health and Safety (“EHS”), among other actions in 2025:

•	continued implementing our global EHS management system across all operations, promoting proactive compliance, establishing global standards, and driving continuous improvement;

•	conducted proactive compliance evaluations through self-assessments, internal audits, and external audits, addressing non-conformities via corrective and preventive actions;

•	advanced development of EHS leading indicators to strengthen predictive insights and foster high-performance work patterns;

•	delivered measurable climate action, including achieving progress toward our 2045 Net Zero commitment, alongside adaptation strategies aligned with international standards;

•	enhanced risk management through expansion of site and organizational risk registers and implementation of the Serious Incident and Fatality potential (SIFp) program; and

•	promoted product stewardship by conducting environmental risk assessments and supporting antimicrobial resistance initiatives.

Quality

We are committed to complying with global quality and safety requirements and guidance by developing and manufacturing our products in accordance with Current Good Clinical Practices (cGCP), Current Good Laboratory Practices (cGLP), and Current Good Manufacturing Practices (cGMP), thereby seeking to leverage safety, effectiveness and quality as a competitive advantage. In 2025, we continued our commitment to comply with regulatory authorities’ expectations in our manufacturing sites across the globe. We actively engage in discussions with authorities to mitigate potential drug shortages and continue to focus on ensuring our systems and processes are designed to meet current regulatory expectations, are suitable to facilitate intended operations, and sustainable to ensure a reliable supply of quality products globally. Our Quality Management System (QMS) makes quality a priority, and we seek to ensure that quality is embedded in our corporate culture through employee training and is reflected in our daily operations.

Competition

Sales of generic medicines have benefited from increasing awareness and acceptance on the part of healthcare insurers and institutions, consumers, physicians and pharmacists around the world. Factors contributing to this increased awareness are the passage of legislation permitting or encouraging generic substitution and the publication by regulatory authorities of lists of equivalent pharmaceuticals, which provide physicians and pharmacists with generic alternatives. In addition, various government agencies and many private managed care or insurance programs encourage the substitution of brand-name pharmaceuticals with generic products as a cost-savings measure in the purchase of, or reimbursement for, prescription pharmaceuticals.

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

The European market continues to be competitive, especially in terms of pricing, quality standards, customer service and portfolio relevance. We are among a few companies with a pan-European footprint, while most of our European competitors focus on a limited number of selected markets or business lines. Our leadership position in Europe allows us to be a reliable partner to fulfill the needs of patients, physicians, pharmacies, customers and payers.

In our International Markets segment, our global scale and broad portfolio give us a competitive advantage over local competitors, allowing us to optimize our offerings through a combination of high-quality medicines and unique go-to-market approaches. In some markets, we face increased competition with generic companies competing based on pricing, time to market, reputation and customer service.

The biosimilars business is also highly competitive and continues to evolve as intellectual property protections for biological products continue to expire in the United States. While we believe that our biologics knowledge and experience provide us with competitive advantages, we anticipate increased competition in the biosimilar space, also following the lowering of barriers to enter, demonstrated by the recent FDA’s announcement to accelerate biosimilar development. Additional risks related to the commercialization of our prospective biosimilars include the number of competitors, potential for steeper than anticipated price erosion, and intellectual property challenges that may impact timely commercialization. There is also a risk of lower or slower uptake due to various factors that may differ among biosimilars such as competitive practices and level of financial incentives (payer or government).

Our innovative medicines business faces intense competition from both innovative and generic pharmaceutical companies. Our innovative medicines business may continue to be affected by price reforms and changes in the political landscape. See “Regulation” section below. We believe that our primary competitive advantages include our commercial marketing teams, global R&D capabilities and strategic collaborations, the body of scientific evidence substantiating the safety and efficacy of our various medicines, our patient-centric solutions, physician and patient experience with our medicines and our medical capabilities, which are tailored to our product offerings and markets.

Human Capital Management Section

Our People

Our employees are the heart of our Company. In the highly competitive pharmaceutical industry, it is imperative that we attract, develop and retain top talent on an ongoing basis. This objective supports our Pivot to Growth strategy by enabling Teva to: drive growth through innovation and R&D capabilities, provide reliable supply for patients, and have efficient execution across our global footprint. To do this, we seek to make Teva an inclusive, diverse and safe workplace, with meaningful compensation, benefits and wellbeing programs, and we offer training and leadership development programs that foster career growth.

Oversight

Our Human Resources and Compensation Committee, Compliance Committee and Board of Directors oversee culture and talent at Teva, including human capital strategy and execution in such areas as employee engagement, training and development, recruiting and turnover, leadership development and succession planning. Management regularly updates our Board of Directors on internal metrics in these areas.

Employees

As of December 31, 2025, Teva’s global workforce consisted of 33,950 employees.

As a global company, we have employees in 57 countries around the world, representing a wide range of nationalities. In certain countries, we are party to collective bargaining agreements with certain groups of employees.

The following table presents our workforce headcount by employment type:

	December 31,
	2025	2024	2023
Full-time	31,173	33,892	35,001
Part-time	1,669	1,794	1,471
Contractor	1,108	1,144	1,379
Total	33,950	36,830	37,851
Total full-time equivalent	33,346	36,167	37,226

The following table presents our workforce headcount by geographic area (excluding contractors)(1):

	December 31,
	2025	2024	2023
United States	4,613	5,104	5,438
Europe	17,390	18,555	18,602
International Markets (excluding Israel)	7,768	8,707	9,047
Israel	3,071	3,320	3,385
Total (excluding contractors)	32,842	35,686	36,472

We monitor our employee turnover on an ongoing basis to inform our understanding of our retention, recruitment and talent engagement.

[1]

Workforce headcount of employees was adjusted to reflect the change in our segments as of January 1, 2024, with the move of Canada from our North America segment (now referred to as United States segment), to our International Markets segment.

Under the Teva Transformation programs announced on May 7, 2025, we expect to achieve cost savings through a variety of initiatives including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend. The reduction in workforce headcount in 2025 is a result of these Transformation programs. For additional information, see note 15 to our consolidated financial statements.

Inclusion and Diversity

Teva believes that when people from different viewpoints come together, bringing unique perspectives and experiences, we unlock new ideas, drive innovation and create a positive impact for patients worldwide. Providing opportunities and rewarding performance based on merit, is an important part of how we grow and succeed as an organization. Our inclusive practices help ensure that all individuals we work with are supported and empowered to thrive. Inclusion and diversity is woven into many aspects of our business, also, among other things, in order to advance our Pivot to Growth strategy. At Teva we hold a deep respect for each individual, and we are dedicated to nurturing a culture of dignity, fairness and psychological safety. We know that when our people feel respected, they can realize their full potential and apply their unique skills and talents. This not only strengthens individual growth – it also strengthens our organization, fueling our creativity and innovation as we work to improve the health of all people.

By actively seeking qualified candidates from variety of viewpoints and experiences, we seek to build a broad talent pool that reflects the diversity of the patients we serve and supports our ability to understand patient needs and deliver high-quality medicines and services globally. We provide flexible onboarding and a range of leadership and development programs, helping employees grow and advance in their careers based on their needs.

Health and Safety

The health and safety of our employees is critical to our ability to reliably supply medicines to our patients. Our Environment, Health, Safety and Sustainability (EHS&S) Policy and our global Environment, Health and Safety Management System guide our safety practices across all sites.

Employee Career Growth, Training and Development

We invest in employee career growth and development at Teva. Our talent development programs are aimed to benefit employees individually by providing them with the resources they need to enhance their professional and management abilities, develop leadership skills and achieve their career aspirations, which in turn helps us to remain competitive in our industry.

We maintain a range of learning resources to support employees of all levels in developing skills and contributing to Teva’s strategy. Much of our employee training is in-role, amplified by global online training and locally-tailored training modules to meet different challenges, help gain new leadership and essential skills and promote compliance with our policies. By the end of 2025, we rolled out a talent development system based on AI capabilities to match employee skills with development opportunities across the company to employees globally. Through this system, employees can set professional goals, take recommended and tailored learning courses, expand their network, join cross-organizational projects, and explore open roles and career paths across the organization.

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

In 2025, we continued to focus on employee wellbeing. In addition to having our annual global wellbeing month dedicated to raising awareness of the importance of wellbeing, we leveraged practical tools and local programs to address the physical, financial, social and mental health needs of our employees and their families. We offer programs and initiatives that promote healthy nutrition, physical activity and mental wellbeing. For example, our organizations in many countries introduced or expanded employee assistance programs to cover psychological support and counseling for employees and their families. In addition, in the U.S., we leverage a preventative medicine application. This application fuses AI technology with medical protocols and expertise to provide employees with health check-ups adapted to their age, health plan, location, risk factors and personal history.

Employee Engagement and Satisfaction

We have been monitoring employee morale in many ways, including by conducting our annual employee survey. In 2025, we achieved an 83% response rate. Results of the survey show that employee satisfaction across the survey dimensions have generally remained stable. Employees reported feeling connected with Teva’s purpose and values, confident in Teva’s positive impact on society, and believing they are treated with respect. In addition, they reported feeling they are able to be themselves at work, they are treated fairly regardless of personal background or characteristics, and that Teva promotes a culture of diversity and inclusiveness.

Management reviews the survey results closely to determine areas for improvement and creates action plans to address any gaps. Survey results are communicated to employees though global communications and town halls and shared with our Board of Directors.

Regulation

United States

Food and Drug Administration and the Drug Enforcement Administration

All pharmaceutical manufacturers selling products in the United States are subject to extensive regulation by the United States federal government, principally by the Food and Drug Administration (“FDA”) and the Drug Enforcement Administration (“DEA”), and, to a lesser extent, by state and local governments. The Federal Food, Drug, and Cosmetic Act (“FDCA”), the Controlled Substances Act (“CSA”) and other federal and state statutes and regulations govern or influence the development, manufacture, testing, safety, efficacy, labeling, approval, storage, distribution, recordkeeping, advertising, promotion, sale, import and export of our products. Our facilities are periodically inspected by the FDA, which has extensive enforcement powers over the activities of pharmaceutical manufacturers. Noncompliance with applicable requirements may result in fines, criminal penalties, civil injunction against shipment of products, recall and seizure of products, total or partial suspension of production, sale or import of products, refusal of the government to enter into supply contracts or to approve New Drug Applications (“NDAs”), Abbreviated New Drug Applications (“ANDAs”) or Biologics License Application (“BLAs”) and criminal prosecution by the U.S. Department of Justice (“DOJ”). The FDA also has the authority to deny or revoke approvals of marketing applications and the power to halt the operations of non-complying manufacturers. Any failure to comply with applicable FDA policies and regulations could have a material adverse effect on our operations.

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

The federal CSA and its implementing regulations establish a closed system and highly regulated system that limits the handling and distribution of controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers of controlled substances under the oversight of the DEA. The DEA categorizes drugs, substances, and certain chemicals used to make drugs into one of five schedules—Schedule I, II, III, IV, or V —depending on the drug’s acceptable medical use and the abuse or dependency potential. Facilities that manufacture, distribute, conduct chemical analysis, import or export any controlled substance must register annually with the DEA. The DEA performs an inspection of all entities requesting a DEA registration prior to issuing a controlled substance registration for review of the facility and material security, material handling procedures, record keeping, and reporting procedures. The DEA also performs cyclical inspections of all DEA registrants to review accountability, record keeping, and security. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement actions, civil penalties, refusal to renew necessary registrations or the initiation of proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) established the procedures for obtaining FDA approval for generic drug products. This act also provides market exclusivity provisions that can delay the approval of certain NDAs and ANDAs. One such provision allows a five-year period of data exclusivity for NDAs containing new chemical entities and a three-year period of market exclusivity for NDAs (including different dosage forms) containing new clinical trial(s) essential to the approval of the application. The Orphan Drug Act grants seven years of exclusive marketing rights to a specific drug for treatment of a rare disease or condition. The FDCA defines “rare disease or condition” as one that either affects fewer than 200,000 people in the U.S., or for which a manufacturer has no reasonable expectation of recovering drug treatment research and development costs. Market exclusivity provisions are distinct from patent protections and apply equally to patented and non-patented drug products. Another provision of the Hatch-Waxman Act extends certain patents for up to five years due to the time spent in clinical trials and the FDA review process.

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

The overall regulatory environment with respect to pharmaceutical advertising remains highly uncertain and increasingly complex. Recent regulatory activity has focused on tightening oversight of pharmaceutical advertising. On September 9, 2025, the Administration, led by HHS and the FDA, announced a new initiative to address direct-to-consumer (DTC) advertising. Following the announcement, the FDA issued regulatory correspondence to certain pharmaceutical manufacturers regarding DTC compliance. The Company received two such letters, responded within the timeframe set out by FDA, and is actively monitoring these developments.

The Inflation Reduction Act and Certain Government Programs

The Inflation Reduction Act (“IRA”) of 2022 was signed into law in August 2022. The IRA restructures Medicare’s benefit design and requires manufacturers of certain drugs to engage in price setting discussions with Medicare, imposes rebates and discount requirements under Medicare Part B and Medicare Part D, and replaces the Part D coverage gap discount program with a new discounting program. In particular, the U.S. Department of Health and Human Services (“HHS”) is directed to select a subset of medicines with the highest annual expenditures to Medicare Parts B and D that have been on the market for 9 years (or 13 years for biologics) without an available generic (or biosimilar) on the market. Drugs with an available generic or biosimilar, certain drugs that represent a limited portion of Medicare program spending, drugs with an orphan designation as their only FDA approved indication, and all plasma-derived products are exempt from the process. The law allows HHS to levy an excise tax and civil monetary penalties against non-compliant manufacturers or those who refuse to participate in the process. The CMS selected 10 Part D drugs for the first round in August 2024 which became effective January 1, 2026. The second set of 15 Part D drugs selected by CMS was announced by CMS on January 17, 2025, which list included Teva’s AUSTEDO and AUSTEDO XR. During 2025, Teva and the Centers for Medicare and Medicaid Services (“CMS”) negotiated a maximum fair price for the AUSTEDO products. On November 25, 2025, CMS announced the negotiated ‘Maximum Fair Price’ for the products, which is scheduled to become effective on January 1, 2027 and will apply to eligible Medicare patients.

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

The drug price-setting program is currently subject to legal challenges, including by Teva. On January 15, 2025, Teva filed a lawsuit against CMS in the U.S. District Court for the District of Columbia, alleging that CMS’s implementation of the Drug Price Negotiation Program portion of the IRA is arbitrary and contrary to the plain meaning of the statute, in violation of the Administrative Procedure Act (“APA”), and is therefore unconstitutional. On November 20, 2025, the U.S. District Court for the District of Columbia granted CMS’s motion for summary judgment. Teva is appealing that decision.

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

The Health Resources and Services Administration (“HRSA”) administers the Public Health Service’s 340B drug pricing program (the “340B program”). Ongoing and future 340B policy changes may create additional uncertainty for Teva. These may include changes to the level of scrutiny applied by HRSA to enforce any perceived 340B program noncompliance or impose restrictions on manufacturers as to how manufacturers administer their 340B pricing, and what requirements manufacturers can impose on 340B covered entities. Some regulatory restrictions by HRSA are currently subject to legal challenges and may undergo regulatory updates following administration changes or court decisions. Beginning January 1, 2026, drug manufacturers in the first round of Medicare price negotiations may participate in an HRSA pilot program that replaces upfront 340B discounts with retroactive rebates. HRSA may later allow manufacturers in the second round of negotiations to join the program as well. Additionally, state legislators may also enact laws and regulations that restrict how manufacturers administer their 340B pricing and the requirements manufacturers may impose on 340B covered entities. Some states have already enacted such laws and regulations, which are currently subject to legal challenges.

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

On May 12, 2025, the U.S. Administration directed federal government agencies to pursue most-favored-nation price targets with pharmaceutical manufacturers through an Executive Order titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients.” On July 31, 2025, the Administration followed this Executive Order with letters to seventeen manufacturers (but not to the Company) requesting lower existing prescription drug prices in Medicaid, and to guarantee lower pricing for newly-launched drugs for Medicare, Medicaid, and commercial payers to match the lowest price offered in other developed nations. Starting in late September 2025, some drug manufacturers have announced agreements with the federal government to offer most-favored-nation pricing on certain existing and future products. On November 6, 2025, CMS announced the availability of the “Generating Cost Reductions for U.S. Medicaid (GENEROUS) Model,” a limited duration payment model conducted through the CMS Innovation Center to allow drug manufacturers to voluntarily provide coordinated supplemental rebates to state Medicaid agencies that match international prices in a basket of developed market countries. Failure to participate in the model could result in less favorable Medicaid coverage against competitors that choose to participate.

On December 19, 2025, CMS issued two additional notices of proposed rulemaking to establish mandatory, limited duration Medicare drug pricing models known as the “Global Benchmark for Efficient Drug Pricing (GLOBE) Model” for certain Medicare Part B drugs and the “Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model” for certain Medicare Part D drugs. Under these proposals, CMS would replace existing domestic inflation-based rebate calculations with new rebate obligations tied to international reference pricing benchmarks in a basket of economically comparable countries. If finalized, the models could require the Company to pay additional rebates for certain of its products, depending on CMS selection criteria and international price levels.

Teva is monitoring these developments and assessing the impact it may have on its business.

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

During 2025, we continued to register products in the European Union, primarily using the decentralized procedure (simultaneous submission of applications to chosen member states). We continue to use, on occasion, the mutual recognition and centralized procedures.

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

In addition to patent protection, exclusivity provisions in the European Union may prevent companies from applying for marketing approval for a generic product for eight years (or 10 years for orphan medicinal products) from the date of the first marketing authorization of the original product in the European Union. Further, the generic product will be barred from market entry (marketing exclusivity) for a further two years, with the possibility of extending the market exclusivity by one additional year under certain circumstances. As part of the European Commission’s review of the general pharmaceutical legislation, the provisions relating to regulatory exclusivity are currently under review. Proposed changes have been published in 2023 and amendments are being discussed. The final amendments are expected in 2026, although the transitional provisions remain unclear.

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

In November 2020, the European Commission published a “Pharmaceutical Strategy for Europe,” which sets out a suite of policies that will shape the future European regulatory environment. In late 2025, the European Union institutions reached a political agreement on the comprehensive revision of the pharmaceutical legislation. The agreed framework is intended to foster innovation and enhance access, availability of medicines within the EU, while streamlining regulatory requirements. Formal adoption of the legislation is anticipated in 2026, after which a transition period will apply prior to full implementation.

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

United Kingdom

The United Kingdom regulates medicines and medical devices independently from the European Union. The United Kingdom’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) handles the approval process and regulatory compliance requirements for products supplied to United Kingdom patients, the MHRA’s regulatory process still generally follows those of the EMA. We continue to have processes in place in the United Kingdom that are separate from the EMA, which maintain our ability to supply medicines to patients in the United Kingdom and to supply medicines made in the United Kingdom to other markets.

Medical Devices

Although not subject to FDA regulation as standalone medical devices, certain of our products are regulated as medical devices in the European Union under the European Union Medical Device Regulation (“EU MDR”). The EU MDR specifies risk classification rules and rules related to clinical studies, post-marketing surveillance, device traceability and oversight by notified bodies. In the UK, the previous EU legislation, as adopted into UK law, remains applicable to a large extent. However, the government has announced proposals to progressively reform the regime for medical devices, with new requirements for post-market surveillance of medical devices becoming effective in June 2025 and further changes planned for the next few years.

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

Miscellaneous Regulatory Matters

We are subject to various national, regional and local laws of general applicability, such as laws regulating working conditions. We are also subject to country specific data protection laws and regulations applicable to the collection and processing of personal data around the world. In addition, we are subject to various national, regional and local environmental protection laws and regulations, including those governing sustainability related matters, such as mandatory reporting and due diligence obligations. We are also subject to various national, regional and local laws regulating how we interact with healthcare professionals and representatives of government that impact our promotional and other commercial activities. Additionally, we may be subject to various new national, regional and local laws and regulations, such as the NIS2 Directive, the Cyber Resilience Act, the Digital Services Act, the Data Act, the Data Governance Act, the California Climate Corporate Date Accountability Act, the California Climate-Related Financial Risk Act, the EU’s Directive No. 2464/2022 on Corporate Sustainability Reporting (“CSRD”), the European Health Data Space or the revision of the European Pharmaceutical Legislation (not agreed yet), which could impact our business activities and processes. Many countries outside the EU have enacted cybersecurity laws, which laws may relate to Teva depending on the circumstances.

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

As a result “Schrems II”, which invalidated the adequacy of the EU-US Privacy Shield Certification Programme under the EU General Data Protection Regulation (“GDPR”), companies are required to conduct and document comprehensive data transfer assessments, and if supplementary measures cannot address an adequate level of protection, then such transfers shall be restricted. In July 2023, the European Commission determined that the Data Privacy Framework (“DPF”), a replacement for the invalidated EU-US Privacy Shield, ensures an adequate level of protection for EU personal data transferred to the United States. Today, many other countries outside the EU are also implementing their own personal data transfer framework, and as such we continue to monitor global developments to address requirements regarding international data transfers. On August 1, 2024, the EU Artificial Intelligence Act Regulation (EU) 2024/1689 came into force, which regulates companies’ use of artificial intelligence systems and general purpose AI models. Requirements of the AI Act come into force in various phases over the next few years, with the bulk of the obligations on AI systems coming into force on August 2, 2026. We have already begun to prepare for implementation once the relevant provisions come into force and are continuously monitoring further regulatory developments in the area both within the EU and in other jurisdictions. Many countries outside the EU have started working on local laws, or issued administrative measures, frameworks or guidance related to the use of artificial intelligence. In addition, the European Commission has released a proposal for changes in several pieces of legislation including the AI Act, GDPR and other related data and digital legislation with the goal to simplify and harmonize. We are closely following these developments in order to ensure continued compliance, including in the areas of international data transfers.

In August 2025, the Israel Data Protection legislation amendment came into force. The amendment aligned local requirements more closely with global standards such as the EU GDPR. The amendment introduces enhanced enforcement mechanisms, including monetary sanctions and administrative fines, expanded data subject rights, and new organizational obligations. Teva has prepared and updated its internal compliance programs to comply with this amendment.

In the United States, the legislative and regulatory landscape for data privacy and protection continues to evolve with an increasing focus on privacy, data protection issues and artificial intelligence. There are numerous federal and state laws and regulations governing the collection, use, processing and protection of personal data. Most states have data security breach laws requiring data protection measures and potentially requiring notification to regulators and impacted individuals.

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”) mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA also sets forth federal rules protecting the privacy and security of protected health information (“PHI”). We have established administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI to the extent we are subject to HIPAA.

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

Some states have or are in the process of enacting state consumer health information privacy laws (e.g., Washington’s My Health My Data Act) requiring protection of state residents’ health information not protected by HIPAA and potentially requiring reporting to state regulators with respect to our health and patient information privacy governance and practices.

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

Sales of our generic medicines have historically represented and are expected to continue to represent a significant portion of our global business. In 2025, total revenues from sales of our generic medicines in all our business segments were $9,421 million, or 55% of our total revenues. As part of our Pivot to Growth strategy, we are focusing on a prioritized portfolio and pipeline of high-value generics opportunities. However, generic medicines are generally less profitable than innovative medicines and have faced price erosion in each of our business segments, placing even greater importance on our ability to continually introduce new products. Although we intend to invest in the development of more complex, high-value generic products such as drug device combinations and long-acting injectables, there is no assurance as to when we will be successful in achieving our expected results, if at all.

We also expect to continue to experience significant challenges to our global generics business. Governments worldwide continue to implement healthcare regulatory reforms aimed at reducing drug costs, including but not limited to, imposing price caps and other limits on generic medicine pricing and reimbursement policies, including as a result of inquiries into drug pricing at federal, state and international levels. Additional challenges include changes to tendering systems, a decrease in value from future launches and growth, quality and supply chain challenges, trade restrictions and tariff volatility. Failure to anticipate or adapt to these evolving changes could materially impact our operations and financial performance.

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

Our generic products face intense competition. Prices of generic products may, and often do, decline, sometimes dramatically, especially as additional generic pharmaceutical companies receive approvals and enter the market for a given product and competition intensifies. Consequently, our ability to sustain our sales and profitability on any given product over time is affected by the number of companies selling competitive products, including new market entrants, and the timing of their approvals. For example, although in 2024, the majority of the increase in revenues in our U.S. generics business were driven by higher revenues from lenalidomide capsules (the generic version of Revlimid®), this trend is not expected to continue due to the intense competition in the coming years. The goals established under the Generic Drug User Fee Act, and increased funding of the FDA’s Office of Generic Drugs, have led to more and faster generic approvals, and consequently increased competition for some of our products. The FDA has stated that it has established new steps to enhance competition, promote access and lower drug prices and is approving increasing numbers of generic applications. While these FDA initiatives are expected to benefit our generic product pipeline, they will also benefit competitors that seek to launch products in established generic markets where we currently offer products. In recent years, there has also been an increase in the number of generic manufacturers targeting significant new generic opportunities with exclusivity under the Hatch-Waxman Act, including generic products which are complex to develop. Many of the smaller or emerging generic manufacturers have increased their capabilities, level of sophistication and development resources in recent years. The FDA has also been limiting the availability of exclusivity periods for new products, which reduces the economic benefit from being first-to-file for generic approvals. For example, the 180-day market exclusivity period under the Hatch-Waxman Act for a new product can be forfeited by failure to obtain approval or to launch a product within a specified time or if certain conditions exist, some of which may be outside our control. The failure to maintain our industry-leading performance in the United States on first-to-file opportunities and to develop and commercialize high complexity generic products could adversely affect our sales and profitability.

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

In addition, the U.S. Congress and various state legislatures in the United States have passed, or have proposed passing, legislation that could have an adverse impact on pharmaceutical manufacturers’ ability to (i) settle litigation initiated pursuant to the Hatch-Waxman Act and Biologics Price Competition and Innovation Act (“BPCIA”); (ii) secure the full benefit of first-to-file regulatory approval status secured under the Hatch-Waxman Act; and (iii) recover their investments into the development of an innovative, generic or biosimilar product. Hatch-Waxman and BPCIA create various pathways for generic drug manufacturers to secure accelerated approvals of their abbreviated new drug applications and abbreviated biologics license applications. The new laws and proposals from the federal and state governments could serve to change, directly and indirectly, the Hatch-Waxman Act and BPCIA, including the incentives to develop generic and biosimilar products, as well as the ability of generic manufacturers to accelerate the launch of their new generic and biosimilar products. They could also impact the ability of brand manufacturers to protect their investments in the intellectual property associated with their branded specialty and innovative biologic products.

Additionally, pharmaceutical pricing reforms in the United States have also been introduced through the enactment of the Inflation Reduction Act of 2022 (the “IRA”), which has led to greater pricing pressures on our products. For more information, see “—Risks related to compliance, regulation and litigation—Our operations are subject to complex legal and regulatory environments.” If we fail to comply with applicable laws and regulations we may suffer legal consequences that may have a material effect on our business, operations or reputation.

In the European Union, certain exclusivity provisions may prevent companies from applying for marketing approval for a generic product for a certain number of years (data exclusivity), and further, the generic product will be barred from market entry (marketing exclusivity) for an additional two years, which may be extended by a year in certain circumstances. The pharmaceutical legislation in the European Union is currently under review, which may result in changes to the duration of and criteria for obtaining data and market exclusivity once the new legislation comes into force. See “Item 1—Business—Regulation” for more information.

We continue to monitor these legislative developments and evaluate their impacts on us and whether any changes to our business practices and operations are necessary in order to comply with such legislative reforms. However, we cannot accurately predict the ultimate impact of such legislative developments on our business or whether additional changes in regulatory policies will occur in the future.

We have experienced, and may continue to experience, delays in launches of our new generic products.

Although we believe we have one of the most extensive pipelines of generic products in the industry, we have in the past been unable to successfully execute a number of generic launches and may face similar challenges in the future. As a result of delays in the timing of launches, we may not be able to realize the anticipated economic benefits. If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products in the United States resulting from pricing pressures and accelerated generics approvals for competing products. Such unsuccessful launches can be caused by many factors, including but not limited to, delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays to execute launches of new generic products could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to take advantage of the increasing number of high-value biosimilars opportunities.

We aim to be a global leader in biopharmaceuticals. As part of our Pivot to Growth strategy, we have been capitalizing on our late-stage pipeline of biosimilar products. The development, manufacture and commercialization of biosimilar products require specialized expertise and are very costly and subject to complex evolving regulation. Due to the complex process and significant financial and other resources required to develop biosimilars, obstacles and delays, including budget constraints, have in the past and may in the future arise, which increase the cost of development or force us to abandon a potential product in which we may have invested substantial amounts of time and resources. We have made and will continue to make significant investments and collaborations to capitalize on biosimilar opportunities. However, the market for biosimilar products, in particular for key lifecycle products, is facing increasingly intense competition, including from new market entrants, growing pricing pressures, as well as from existing innovative products that maintain a significant market share, and there is no assurance that we will be able to successfully capitalize on biosimilar opportunities. Failure to develop, supply and commercialize biosimilars, either by us or through collaborations with third parties, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Intense competition may adversely affect our ability to successfully develop and commercialize innovative medicines.

We operate in a highly competitive and rapidly evolving industry and face intense competition to our innovative medicines. As we transform into a leading biopharmaceutical company, and as part of our Pivot to Growth strategy, we have been focused on delivering on our growth engines, mainly AUSTEDO, AJOVY and UZEDY, and stepping up the innovation of our late-stage innovative pipeline assets. Our success depends on our ability to discover, develop, and commercialize innovative products ahead of competitors. However, numerous pharmaceutical and biotechnology companies, as well as academic institutions and research organizations, are engaged in the development of products that may compete directly with ours. Many of these competitors have substantially greater financial, technical, and to some extent marketing resources, as well as more established commercial infrastructures. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, we must demonstrate the benefits of our products relative to competing products that are often more familiar or otherwise better established with physicians, patients and third-party payers. Competitors have in the past and may in the future introduce new products or new variations on their existing products, our marketed products, or even those protected by patents, which have in the past and may in the future be replaced in the marketplace or we may be required to lower our prices.

For example, the following may have a significant effect on our financial results and cash flow:

•

AUSTEDO: our future success depends on our ability to maximize the growth and commercial success of AUSTEDO and AUSTEDO XR. If our revenues derived from AUSTEDO and AUSTEDO XR do not increase as expected and/or if we lose market share to competing therapies, our results of operations may be adversely affected;

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

In order to remain competitive, we must invest significant resources to expand our pipeline for innovative medicines and biosimilars, both through our own efforts and through collaborations with, and in-licensing or acquisition of products from, third parties. We have entered into, and expect to pursue, in-licensing, acquisition, collaboration, funding and partnership opportunities to supplement and expand our existing innovative medicines and biosimilar pipeline, such as our collaborations with Alvotech, Medincell, Modag, Sanofi, Royalty Pharma, Biolojic, Launch Therapeutics and mAbxience. However, there is no assurance that we will be able to enter into additional collaborations in the future, or that our existing collaborations will achieve the results we expect, and we or our counterparties could fail to perform the obligations thereunder, including due to failure to obtain regulatory approvals and increasing competition, pricing pressures and other financial constraints. In addition, we may not be able to achieve the cost savings that we expect to realize within the expected time frame under our Teva Transformation programs announced in May 2025, due to unforeseen risks, which could impact our financial condition and ability to invest in our innovative pipeline and growth drivers.

Furthermore, the development of innovative medicines involves lengthier and more complex processes and greater expertise and resources than those used in the development of generic medicines. For example, the time from discovery to commercial launch of an innovative medicine can be 15 years or more and involves multiple stages, including intensive preclinical and clinical testing and highly complex, lengthy and expensive regulatory approval processes, which vary from country to country. The longer it takes to develop a new product, the less time that remains to recover development costs and generate profits. During each stage, we may encounter obstacles that delay the development process and increase expenses, potentially forcing us to abandon a potential product in which we may have invested substantial amounts of time and resources. These obstacles may include preclinical failures, difficulty enrolling patients in clinical trials, delays in completing formulation and other work needed to support an application for approval, adverse reactions or other safety concerns arising during clinical testing, insufficient clinical trial data to support the safety or efficacy of the product candidate, widespread supply chain breakdowns, delays as a result of new requirements implemented by health authorities such as the U.S. FDA and EMA requirement on material use, or any impact of a prolonged government shutdown, and delays or failures to obtain required regulatory approvals for the product candidate or the facilities in which it is manufactured. In addition, our innovative medicines require much greater use of a direct sales force than our generics business. Our ability to realize revenues from direct marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. We may also need to enter into co-promotion arrangements, or use contracted sales personnel or other such arrangements with third parties, for example, where our own direct sales force is not large enough or sufficiently well-aligned to achieve maximum market penetration. Any failure to attract or retain qualified sales personnel or to enter into third-party arrangements on favorable terms could prevent us from successfully maintaining current sales levels or commercializing new innovative medicines.

If generic or biosimilar products that compete with any of our innovative medicines are approved and sold, sales of our innovative medicines will be adversely affected.

Certain of our innovative medicines face patent challenges and impending patent expirations and some have recently become susceptible to generic competition, such as ProAir HFA and QVAR®. Generic equivalents and biosimilars for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic (or biosimilar) product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. Legislation enacted in most U.S. states allows or, in some instances, mandates that a pharmacist dispense an available generic equivalent (or interchangeable biosimilar) when filling a prescription for a branded product in the absence of specific instructions from the prescribing physician. Branded products typically experience a significant loss in revenues following the introduction of a competing generic (or biosimilar) product, even if the branded product is still subject to an existing patent since generic manufacturers may offer generic (or biosimilar) products while patent litigation is pending. Our innovative medicines have in the past and may in the future become subject to competition from generic equivalents due to the expiration of a patent or loss of patent protection. In addition, we may from time to time seek to obtain additional patent protection for our innovative medicines covering proprietary product improvements and/or new and enhanced dosage forms, but there are no guarantees those efforts will succeed.

Our success depends on our ability to develop and commercialize additional pharmaceutical products.

Our financial results depend upon our ability to develop and commercialize additional innovative, biosimilar and generic products in a timely manner. Commercialization requires that we successfully develop, test and manufacture pharmaceutical products, both through our own efforts and through collaborations with, and in-licensing or acquisition of products from, third parties. All of our products must receive regulatory approval and meet, and continue to comply with, regulatory and safety standards. If health or safety concerns arise with respect to a product, we may be forced to withdraw it from the market. Developing and commercializing additional pharmaceutical products is also subject to difficulties relating to the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients; preclusion from commercialization by the proprietary rights of others; the costs of manufacturing and commercialization; costly legal actions brought by our competitors that may delay or prevent the development or commercialization of a new product; and delays and costs associated with the approval process of the FDA and other U.S. and international regulatory agencies.

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

The success of our innovative medicines business depends substantially on our ability to obtain patents and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products identical or similar to ours. We have been issued numerous patents covering our innovative medicines, and have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States. Currently pending patent applications may not result in issued patents or be approved on a timely basis. Any existing or future patents issued to or licensed by us may not provide us with any competitive advantages for our products or may be challenged or circumvented by competitors or governments. For additional information see “Risks related to compliance, regulation and litigation,” below.

Efforts to defend the validity of our patents are expensive and time-consuming, and there can be no assurance that such efforts will be successful. Our ability to enforce our patents also depends on the laws and practices of individual countries regarding the enforcement of intellectual property rights and may also be impacted by regulatory actions taken by governmental authorities that affect our ability to use and maintain our intellectual property rights. The loss of patent protection or regulatory exclusivity on innovative medicines, could materially impact our business, results of operations, financial condition and prospects. For additional information see “Risks related to compliance, regulation and litigation,” below.

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

As of December 31, 2025, we have consolidated debt of $16,807 million outstanding, compared to $17,783 million outstanding as of December 31, 2024. The cash required to finance our interest and principal payment obligations under such debt reduces the cash available to fund our capital expenditures and grow our business and reduces our flexibility to respond to changes in economic and industry conditions. If we are unable to meet our debt service and other financial obligations, we could be forced to restructure or refinance our indebtedness, seek additional debt or equity capital or sell assets. We may be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, incur significant transaction fees or include more restrictive covenants. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and note 9 to our consolidated financial statements for a detailed discussion of our outstanding indebtedness.

Our unsecured syndicated sustainability-linked revolving credit facility (“RCF”) contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum leverage ratio, which becomes more restrictive over time. Non-compliance with such covenants, under certain circumstances, may result in our inability to borrow under the RCF or an event of default in all borrowings under the RCF. Additionally, non-compliance with such covenants, when greater than a specified threshold amount as set forth in each series of senior notes and when sustainability-linked senior notes are outstanding, could lead to an event of default under our senior notes and sustainability-linked senior notes due to cross acceleration provisions.

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

We conduct our operations globally, including in the United States, Europe and our International Markets. Global developments can affect our business in many ways. Our global operations are affected by local economic environments, including inflation, recession, and competition. Increased inflation rates have in the past and may in the future increase our and our suppliers’ operating costs, including labor costs, manufacturing costs and R&D costs. If in the future we are unable to manage rising costs as a result of inflation and its broader effects on the markets in which we operate, our operations may be materially affected. Additionally, divergent or evolving regulatory systems can increase the risks and burdens of operating in numerous countries. For example, recent U.S. tariffs imposed or threatened to be imposed on goods, materials, and products from countries where we do business, and any retaliatory actions taken by such countries could result in us incurring substantial additional costs to source goods, materials, and products, directly and indirectly, from affected countries, and may require us to raise prices on certain products and seek alternative sources of supply. If our competitors do not increase prices, or increase prices to a lesser extent than we do, or are able to offset the impact of tariffs through other actions, our competitive and financial position may be adversely affected. Additionally, if we are not able to find adequate alternate sources of supply, we may experience supply shortages or disruptions. In addition to rising inflation, the global economy has also been impacted by fluctuating foreign exchange rates, geopolitical tensions and supply chain disruptions. Supply chain disruptions could continue to result in delays in our production and distribution processes, R&D initiatives and our ability to timely respond to consumer demand. As we have substantial international operations, fluctuations in exchange rates between the currencies in which we operate and the U.S. dollar could increase our operating costs and adversely affect our results of operations, profits and cash flows. The duration and extent of rising inflation, higher interest rates, foreign exchange rate fluctuations, evolving regulatory systems including with respect to recent U.S. tariffs, geopolitical tensions and other macroeconomic headwinds are uncertain and we cannot accurately predict whether we will be able to effectively mitigate their impact on our business.

Due to the complexity of our supply chain, we have experienced supply discontinuities due to macroeconomic issues, regulatory actions, including sanctions and trade restrictions, labor disturbances and approval delays, which have impacted our ability to timely meet demand in certain instances. These adverse market forces have a direct impact on our overall performance. Any such disruptions could have a material adverse impact on our business and our results of operation and financial condition.

Implementation of ongoing optimization efforts may adversely affect our business, financial condition and results of operations.

We have and will continue to implement changes to optimize our business operations and reallocate resources towards growth opportunities. As part of our Pivot to Growth strategy, in May 2025, we announced the Teva Transformation programs which are expected to generate cost savings for the Company, including by examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend. In connection with these programs, we may not be able to achieve the cost savings that we expect to realize in the expected time frame due to unforeseen risks, which could impact our financial condition and ability to invest in our innovative pipeline and growth drivers.

In addition, as part of such optimization efforts, we have in the past and may in the future face wrongful termination, discrimination or other legal claims from employees affected by ongoing changes in our workforce. We may incur substantial costs defending against such claims, regardless of their merits, and such claims may significantly increase our severance costs.

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

Workforce reductions, such as the reduction as part of the Teva Transformation programs announced in May 2025, and site consolidation have in the past and may in the future result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities, the disruption of business continuity and legal claims from affected employees, all of which could negatively affect operational efficiencies and our ability to achieve growth and profitability through the development and sale of new pharmaceutical products. We cannot guarantee that, following such efficiency measures, our business will be more efficient or effective.

Significant disruptions of our information technology systems could adversely affect our business.

We rely extensively on information technology systems (including cloud services) in order to conduct business, including systems managed by third-party service providers. These systems include programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, processing payments to employees and vendors, calculating sales receivables, generating our financial results, and complying with information technology security compliance and other regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades and other events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer significant interruptions in conducting our business, which may adversely impact our business, financial condition and results of operations.

Furthermore, our systems and networks, and those managed by our third-party service providers, have been, and are expected to continue to be, the target of increasingly advanced and evolving cyber-attacks which may pose a risk to the security of our systems and the confidentiality, availability and integrity of our data, as well as disrupt our operations or damage our facilities or those of third parties. Our exposure to cybersecurity risks may be heightened by the global scope of our operations. Because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, despite our attention to such threats, we may face difficulties in anticipating and implementing adequate preventative measures or mitigating harms after such an attack. Cybersecurity attacks have become increasingly complex as they are enhanced or facilitated by the emergence of new technologies such as artificial intelligence (“AI”) that are used to identify and target new vulnerabilities in our information technology systems or those of our customers, third-party vendors and other business partners. For example, AI and deepfake technologies could be used to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. There is no assurance that we, our customers, third-party vendors or other business partners will be able to promptly and effectively respond to such new increasingly sophisticated threats. Additionally, there is no assurance that we will be able to leverage the use of AI technologies within our business, which may position us in a competitive disadvantage relative to our competitors.

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

Our adoption of artificial intelligence (“AI”) technologies introduces new risks and uncertainties

Our adoption of AI technologies introduces new risks and uncertainties. These include potential inaccuracies or biases in AI outputs, cybersecurity vulnerabilities, and evolving global regulatory requirements governing AI use. Misuse or malfunction of AI systems could adversely impact our operations, reputation, or compliance. For example, use of AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact individuals, harm our reputation and business, and expose us to liability. Additionally, rapid technological changes and competitive pressures may require significant ongoing investment to maintain effective and responsible AI capabilities.

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

Our products are either manufactured at our own facilities or obtained through supply agreements with third parties. Many of our products are the result of complex manufacturing processes, and some require highly specialized raw materials. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures including cGMPs, problems with or shortages of raw materials, widespread outbreaks of disease or other public health crises, natural disasters, extreme weather events such as floods, heatwaves, blizzards, hurricanes, wildfires, the rise of sea level, and water stress, and other environmental factors, which could have a material adverse impact on our operations and financial condition. Additionally, as our manufacturing plants and equipment age, they become more prone to failure. If we are not able to make capital improvements to such plants and equipment, or if they otherwise deteriorate, we could experience disruptions to our operations, manufacturing delays, further obsolescence and increased costs associated with repairs, which could have a material adverse effect on our business and financial condition.

For some of our key raw materials, we have only a single, source of supply, and alternate sources of supply may not be readily available. If our supply of certain raw materials or finished products is interrupted from time to time, or proves insufficient to meet demand, our cash flows and results of operations could be adversely impacted. Additionally, any such supply interruption could result in a supply shortage to patients depending on the number of competitors able to meet the supply needs. Moreover, the streamlining of our manufacturing network may result in our product supply becoming more dependent on a smaller number of specific manufacturing plants. Our inability to timely manufacture or to procure from a third party supplier, any of our key products, may result in claims and penalties from customers and could have a material adverse effect on our business, financial condition and results of operations as well as result in reputational harm.

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

We also rely on complex shipping arrangements to and from the various facilities of our supply chain. Customs clearance and shipping by land, air or sea routes rely on and may be affected by factors that are not in our control or are hard to predict. Any significant disruptions to the shipping arrangements for our products could materially and adversely affect our operations and financial results.

We have significant operations globally, including in countries that may be adversely affected by political or economic instability, major hostilities or acts of terrorism, which exposes us to risks and challenges associated with conducting business internationally.

We are a global pharmaceutical company with worldwide operations. While a substantial majority of our sales in 2025 were in the United States and Europe a portion of our sales and operational network are located in other regions. Certain of the regions in which we operate may be more susceptible to instability, such as the ongoing conflict between Russia and Ukraine and in the Middle East, that could result in a loss of sales in such regions. Although to date our business has not been materially impacted by such geopolitical conflicts, the implications (including potential inflation and devaluation consequences) of geopolitical conflicts cannot be predicted and could in the future have a material and adverse effect on our business, exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Significant portions of our operations are conducted outside the markets in which our products are sold, and accordingly we often import a substantial number of products into such markets. We may, therefore, be denied access to our customers or suppliers or denied the ability to ship products from any of our sites as a result of a closing of the borders of the countries in which we sell our products, or in which our operations are located, due to economic, legislative, political and military conditions, including hostilities and acts of terror, in such countries. In addition, certain countries, such as Russia, have imposed regulations requiring local manufacturing of goods, while foreign-made products are subject to pricing penalties or even bans from participation in public procurement auctions in other countries.

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

Our corporate headquarters and a portion of our manufacturing activities are located in Israel. Our Israeli operations are dependent upon materials imported from outside Israel. Accordingly, our operations and information technology systems could be materially and adversely affected by acts of terrorism, including through cybersecurity threats, or by an escalation of major hostilities in the Middle East, or a material impairment of trade between Israel and other countries, including as a result of acts of terrorism in the United States or elsewhere. Ongoing military activity in the Middle East may result in disruption to our operations and facilities, such as our manufacturing and R&D facilities located in Israel.

Our continued success depends on our ability to attract, hire, integrate and retain highly skilled key personnel.

Given the size, complexity and global reach of our business and our multiple areas of focus, we are especially reliant upon our ability to recruit and retain highly qualified management and other key employees. Our ability to attract and retain such employees may be diminished by the financial, legal and regulatory challenges and ongoing restructuring and optimization efforts we have faced in recent years, as well as increased competition for talent. In addition, the success of our R&D activity depends on our ability to attract and retain sufficient numbers of skilled scientific personnel. Changes in our management as a result of the appointment or departure of members of management and other key employees may also cause disruptions to our business and result in the loss of key personnel with institutional knowledge of our business, negative impacts on our relationships with existing employees and customers and increased operating costs related to integrating new personnel. Any difficulty in recruiting, hiring, integrating, retaining and motivating talented and skilled members of our organization may adversely impact us.

We may not be able to find or successfully bid for suitable acquisition targets or licensing opportunities, or consummate and integrate future acquisitions.

In addition to pursuing organic growth opportunities, we intend to continue to evaluate and pursue potential acquisitions, strategic alliances, joint ventures and licenses, among other transactions, as part of our strategy to optimize our business and product portfolio and reallocate resources to fund growth. Relying on such transactions as sources of new innovative medicines, biosimilar and other products, or as a means of growth, involves risks that could adversely affect our future revenues and operating results. We may not be successful in seeking or consummating appropriate opportunities to enable us to execute on our business strategy. We may not be able to pursue opportunities due to financial capacity constraints, we may not be able to obtain necessary regulatory approvals, and we may fail to consummate an announced transaction. We may fail to integrate acquired assets successfully into our existing business, and could incur or assume significant debt and unknown or contingent liabilities, including, among others, patent infringement, product liability or breach of diligence claims. In addition, we, or the partners with which we may enter into licensing or other collaboration agreements, may not be able to perform effectively under such agreements, impairing our ability to monetize opportunities related to them.

We may decide to sell, close or otherwise divest business units, assets or facilities, and any failure to successfully and cost-effectively consummate such divestitures could adversely affect our prospects and opportunities for growth.

We will continue to consider selling, closing or otherwise divesting certain business units, assets and facilities as the focus of our business evolves, including as part of our Pivot to Growth strategy, if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. For example, as previously announced, we intend to divest our API business, which divestiture is subject to various conditions, including identifying a prospective purchaser and reaching an agreement on terms satisfactory to Teva, satisfying any conditions to closing the divestiture and obtaining any necessary approvals. We have also closed or divested a significant number of manufacturing plants and R&D facilities in the past and may close or divest additional plants and facilities as part of our ongoing efforts regarding optimizing our business. There can be no assurance that we will be able to complete any divestitures of our business units, assets or facilities, including our intended divestiture of our API business, on the timing or upon the terms we expect, if at all. Such divestitures may also divert management’s attention from our core business operations, increase our expenses in the short-term and disrupt our relationships with existing employees, customers or suppliers.

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

Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could result in disruptions to our business operations, result in unanticipated expenses and reduce the size or scope of our business, our manufacturing network, our market share in particular markets or our opportunities with respect to certain markets. If we are unable to complete our planned divestitures in a timely and cost-effective manner, or if we do not realize the anticipated cost savings or other benefits of such transactions, our prospects and opportunities for growth may be materially adversely impacted.

Risks related to compliance, regulation and litigation

Our operations are subject to complex legal and regulatory environments. If we fail to comply with applicable laws and regulations we may suffer legal consequences that may have a material effect on our business, operations or reputation.

We operate around the world in complex legal and regulatory environments. For instance, we must comply with requirements of the FDA, EMA, U.S. state licensure bodies, and other healthcare regulators with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products, as further described below. We are also subject to pricing laws, including newly-enacted state laws in the United States, which impose price controls such as penalties for pricing certain products above state-defined thresholds, as well as competition laws, economic sanctions, export controls, import and trade laws and regulations, healthcare fraud and abuse (including anti-bribery laws), privacy laws, cGMP requirements, labor laws and health and safety laws. Any failure to comply with applicable laws, rules and regulations may result in civil and/or criminal legal proceedings and lead to fines, damages, mandatory compliance programs and other sanctions and remedies that may materially affect our business and operations as well as our reputation. In addition, as rules and regulations change or as interpretations of those rules and regulations evolve, our prior conduct may be investigated.

Our business operations are subject to extensive regulation by the FDA and various other U.S. federal and state regulatory authorities, the EMA and other foreign regulatory authorities that establish requirements relating to, among other things, manufacturing practices, product labeling, and advertising and post marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Notably, in September 2025, the FDA announced its intent to rein in direct-to-consumer advertising by increasing enforcement and revising existing regulations to be more restrictive. On September 9, 2025, Teva received two untitled letters from the FDA regarding claims in AUSTEDO television advertisements to which Teva has responded. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues and substantial additional costs. We may continue to experience similar delays. No assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once approval or marketing authorization has been obtained for a product.

Additionally, our research and development, laboratory, and manufacturing facilities are subject to ongoing regulation, including periodic inspection by the FDA in the U.S., the EMA in the EU, and other regulatory authorities, and we must incur expense and expend significant effort to maintain adequate controls over our operations and ensure compliance with complex regulations. Following an inspection or other inquiry by or interaction with the regulator, regulatory agencies have in the past and may in the future issue a notice listing conditions that are believed to violate cGMP or other laboratory, clinical, or manufacturing regulations, or take other regulatory action, including issuing a warning letter for violations of “regulatory significance” that may result in enforcement actions if not promptly and adequately corrected. In recent years, regulatory agencies around the world have increased their scrutiny of pharmaceutical companies, and our R&D and manufacturing facilities, as well as those of our vendors and manufacturing partners, have also been the subject of increased regulatory oversight, leading to increased expenditures required to ensure compliance with new or more stringent research, production and quality control regulations. This has resulted in delayed product launches, product recalls, and facility shutdowns, among other measures and remedial actions, to address specific issues. These actions have in the past and may in the future adversely impact our ability to supply various products around the world and to obtain approvals for new products developed and manufactured at the affected facilities. If any regulatory body were to require one or more of our significant facilities to cease or limit production, or to halt the approval of new or pending regulatory applications, our business and reputation could be adversely affected. In addition, because regulatory approval to develop or manufacture a drug is site-specific, the delay and cost of remedial actions or obtaining approval to develop or manufacture at a specific facility could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the enactment of the IRA represents the most significant pharmaceutical pricing reform in the United States to date and includes legislative changes that could lead to greater pricing pressures on our products, which could be material, such as amendments to (i) eliminate the “donut hole” under the Medicare Part D program which began in 2025; (ii) modify the “noninterference” provisions of the Medicare Part D enabling statute to require the U.S. Department of Health and Human Services to set the prices of a subset of drugs and biologics with the highest annual expenditures under Medicare Parts B and D, which included AUSTEDO and AUSTEDO XR effective as of January 1, 2027, and in the future, could include other innovative products and biologics within our portfolio of products; and (iii) impose manufacturer rebates on certain single-source Part B and Part D drugs when prices rise faster than the rate of inflation.

Several states have established prescription drug affordability boards with authority to review high-cost drugs and, in some cases, set upper payment limits similar to IRA pricing mechanisms. Additional state legislatures have considered legislation that would implement similar IRA-like frameworks or adopt federally set prices for state regulated insurance markets. We continue to monitor these legislative developments and evaluate whether any changes to our business practices and operations are necessary in order to comply with such legislative reforms and to advocate for policies that support both innovation and access to high quality medicines for patients. However, we cannot accurately predict the ultimate impact of such legislative developments on our business in the longer term, or whether additional changes in regulatory policies will occur in the future.

Additionally, the U.S. administration may propose policy changes that create additional uncertainty for Teva’s business, such as its executive order from May 2025 titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, see “Item 1—Business—Regulation” for more information. These may include new price restrictions on products Teva sells to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets.

Failure to comply with all applicable regulatory requirements may subject us to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including but not limited to, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, shutdown of production, revocation of approvals or the inability to obtain future approvals, or exclusion from future participation in government healthcare programs. Any of these events could disrupt our business and have a material adverse effect on our revenues, profitability and financial condition.

Governmental, regulatory and civil proceedings and litigation which we are, or in the future become, party to may have an adverse impact on our business.

In the ordinary course of our business, we are exposed to lawsuits, claims, proceedings and government investigations that could preclude or delay the commercialization of our products or disrupt our business operations. We are currently subject to several governmental and civil proceedings (including civil litigations brought by governmental agencies and/or private plaintiffs) relating to our pricing, marketing, and research and development and manufacturing practices, employment matters, intellectual property, product liability, competition matters, opioids, securities disclosures, financial reporting and accounting practices, corporate governance, contractual relationships with third parties (e.g. customers and suppliers), and environmental matters. These investigations and litigations are costly and involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of these proceedings may result in large monetary fines, damages, additional litigation, such as securities and derivative actions, and other non-monetary sanctions and remedies, such as mandated compliance agreements, all of which can be expensive and disruptive to our operations and business, and can impact decisions related to our product offerings and portfolio.

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

The continuing increase in expenditures for healthcare has been the subject of considerable government attention almost everywhere we conduct business. Private health insurers and government health authorities continue to seek ways to reduce or contain healthcare costs, including by reducing or eliminating coverage for certain products and lowering reimbursement levels. The focus on reducing or containing healthcare costs has been fueled by controversies, political debate and publicity about prices for pharmaceutical products that some consider excessive, including Congressional and other inquiries into drug pricing, including with respect to our innovative medicines, which could have a material adverse effect on our reputation. In most of the countries and regions where we operate, including the United States, Western Europe, Israel, Russia, certain countries in Central and Eastern Europe and several countries in Latin America, pharmaceutical prices are subject to new government policies designed to reduce healthcare costs, and may be subject to additional regulatory efforts, funding restrictions, legislative proposals, policy interpretations, investigations and legal proceedings regarding pricing practices. These changes frequently adversely affect pricing and profitability and may cause delays in market entry, or decisions to forgo or discontinue development programs for our products. Certain U.S. states have implemented or are considering pharmaceutical price controls or patient access constraints under the Medicaid program, and some jurisdictions have implemented or are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Private third-party payers, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates and a reduction in demand for our products.

Under federal law, companies participating in the Medicaid Drug Rebate program must also participate in the Public Health Service’s 340B drug pricing program. See “Item 1—Business—Regulation” above for more information.

The current U.S. administration may propose policy changes that create additional uncertainty for Teva’s business. These may include changes to the level of scrutiny applied by HRSA to enforce 340B program non-compliance, new price restrictions, such as efforts to reduce prescription drug prices by encouraging manufacturers to voluntarily adopt “Most Favored Nation” (MFN) pricing models on products Teva sells to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. Additionally, in its June 2024 decision in Loper Bright Enterprises

v. Raimondo (the “Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, and any such measures could have a material adverse effect on our business, financial condition and results of operations.

Increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries may result in increased pricing pressure by influencing the reimbursement policies of third-party payers. Recent healthcare reform legislation, including the enactment of the One Big Beautiful Bill Act (“OBBBA”), will likely reduce the number of insured in Medicaid and the Health Insurance Exchange markets, which may alter utilization patterns and shift negotiating leverage among payers. Increased financial pressure on third-party payers from healthcare reform legislation may have an adverse effect on us by increasing the amount of rebates we pay for coverage of our drugs by Medicaid programs. It is uncertain how current and future reforms, including any new legislation enacted by the U.S. administration, in these areas will influence the future of our business operations and financial condition. In addition, “tender systems” for generic pharmaceuticals have been implemented (by both public and private entities) in a number of significant markets in which we operate, including in some European markets, in an effort to lower prices. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. These measures impact marketing practices and reimbursement of drugs and may further increase pressure on reimbursement margins. Certain other countries may consider the implementation of a tender system. Failing to win tenders or our withdrawal from participating in tenders, or the implementation of similar systems in other markets leading to further price declines, could have a material adverse effect on our business, financial position and results of operations.

Public concern over the abuse of opioid medications, increased legal and regulatory action and the nationwide settlement could negatively affect our business.

Certain governmental and regulatory agencies are focused on the abuse of opioid medications in the United States. U.S. federal, state and local governmental and regulatory agencies have conducted and may in the future conduct investigations of us, other pharmaceutical manufacturers and other supply chain participants with regard to the manufacture, sale, marketing and distribution of opioid medications. In June 2023, we consummated a nationwide settlement to resolve claims brought by various states and political subdivisions in connection with our manufacture, marketing, sale and distribution of opioids. The payments required to be made under this settlement agreement and others may have an adverse impact on our operations and cash flows and there is no assurance that we will have the liquidity or other resources necessary to make such payments and provide supplies of naloxone hydrochloride nasal spray (our generic version of Narcan®) in the amounts and at the times required under the terms of our nationwide and other settlements. For further information, see “Opioids Litigation” in note 12b to our consolidated financial statements.

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

We are required to comply with competition laws in the territories where we do business around the world. Compliance with these laws has been the subject of increasing focus and activity by regulatory authorities, both in the United States and Europe, in recent years. Alleged actions by our employees, in violation of such laws, or evolving interpretations of competition law as applicable to certain practices, have exposed us, and may further expose us, to investigations and legal proceedings, which have resulted, and in the future may result, in significant liability for alleged violations of competition laws and material adverse effects on our reputation, business, financial condition and results of operations. We have been and may in the future be subject to investigations, claims and proceedings relating to violations of these competition laws and regulations, such as the Sherman Act. In August 2023, we reached a deferred prosecution agreement with the DOJ to settle certain price-fixing and market allocation charges brought against us in 2020, and in October 2024, we reached a settlement agreement with the DOJ Civil Division to resolve potential False Claims Act claims based on similar allegations. In addition, we are a party to numerous civil claims brought by state officials and private plaintiffs alleging that Teva, together with other pharmaceutical manufacturers, engaged in conspiracies to fix prices and/or allocate market share of generic products in the United States. For further information, see “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements. If any investigations, claims or proceedings are adversely determined against us, we may face material adverse effects on our business, including monetary penalties. We have been involved in numerous litigations involving challenges to the validity or enforceability of listed patents (including our own), and therefore settling patent litigations has been and will likely continue to be an important part of our business. There is continued scrutiny of our patent settlements, including from the U.S. Federal Trade Commission (“FTC”) and the European Commission. Accordingly, we may receive formal or informal requests from competition law authorities around the world for information about a particular settlement agreement, and there is a risk that governmental authorities, customers, other downstream purchasers or others may commence actions against us alleging violations of antitrust laws based on our settlement agreements. We are currently defendants in antitrust actions brought by governmental agencies and private plaintiffs involving numerous settlement agreements and, since 2015, we have been subject to a consent decree with the FTC, which imposes on us certain injunctive reliefs with respect to our ability to enter into patent settlements in the United States. The U.S. Congress and certain state legislatures in the United States have also passed, or have proposed passing, legislation that could adversely impact our ability to settle patent litigations. For example, the State of California has enacted legislation that creates a presumption, with certain exceptions and safe harbors, that various types of patent litigation settlements are anti-competitive, and imposes substantial monetary penalties on companies and individuals who do not comply. The enforcement of this law has been enjoined on constitutional grounds, but the

State has appealed that injunction, and such legislation still creates a risk of significant potential exposure for settling patent litigations and, in turn, makes it more difficult to settle in the first place, which could have a material adverse effect on our business.

Following calls in recent years from policy makers and other stakeholders in many countries for governmental intervention to address the high prices of certain pharmaceutical products, we have been in the past, and may in the future be, subject to governmental investigations, claims or other legal or regulatory actions regarding our pricing and/or other alleged exclusionary practices. These include, among others, U.S. Congressional investigations regarding both our innovative medicines and generic medicines, the European Commission’s proceedings related to COPAXONE with the recent decision by the European Commission from October 31, 2024, and litigation concerning the U.K. Competition and Markets Authority’s inquiry regarding hydrocortisone. Additionally, in June 2024, Teva received a civil investigative demand from the FTC, seeking documents and information related to patents listed in the Orange Book in connection with certain of the Company’s inhaler products, which followed letters sent by the FTC in November 2023 and April 2024, notifying Teva and other pharmaceutical companies as well as the FDA, under 21 CFR 314.53, that in the FTC’s view, certain of our and other pharmaceutical companies’ patents have been improperly listed in the Orange Book, resulting in potential delays to generic competition, and subsequently, certain members of the U.S. Congress expressed similar concerns of the FTC. Any such investigation may have a material adverse effect on our reputation, business, financial condition and results of operations. For further information, see “Competition Matters” and “Government Investigations and Litigation Relating to Pricing and Marketing” in note 12b to our consolidated financial statements.

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

Our ability to introduce new products depends in part upon the success of our challenges to patent rights held by third parties or our ability to develop non-infringing products. Based upon a variety of legal and commercial factors, we may elect to sell a product even though patent litigation is still pending, either before any court decision is rendered or while an appeal of a lower court decision is pending. The outcome of such patent litigation could, in certain cases, materially adversely affect our business. For further information, see “Intellectual Property Litigation” in note 12b to our consolidated financial statements.

If we sell products prior to a final court decision, and such decision is adverse to us, we could be required to cease selling the infringing products, causing us to lose future sales revenue from such products and we could face substantial liabilities for patent infringement, in the form of either payment for the patentee’s lost profits or a royalty on our sales of the infringing products. These damages may be significant and could materially adversely affect our business. In the United States, in the event of a finding of willful infringement, the damages assessed may be up to three times the profits lost by the patent owner. Because of the discount pricing typically involved with generic pharmaceutical products, patented brand products generally realize a significantly higher profit margin than generic pharmaceutical products. As a result, the damages assessed may be significantly higher than our profits. In addition, even if we do not owe money damages, we may incur significant legal and related expenses in the course of successfully defending against infringement claims.

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

We maintain an insurance program, including commercial insurance, self-insurance (including direct risk retention), or a combination of both approaches, in amounts and on terms that we believe are reasonable and prudent in light of our business and related risks. We sell, and will continue to sell, pharmaceutical products that are not covered by product liability insurance. In addition, we may be subject to claims for which insurance coverage is denied, as well as claims that exceed our policy limits. Product liability coverage for pharmaceutical companies is becoming more expensive and increasingly difficult to obtain. As a result, we have in the past not been, and may in the future not be, able to obtain the precise type and amount of insurance we desire, or any insurance on reasonable terms, in the markets in which we operate. For further information see “Product Liability Litigation” in note 12b to our consolidated financial statements.

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

As a company with global operations, we are subject to national laws as well as international treaties and conventions controlling imports, exports, re-export, transfer and diversion of goods (including finished goods, materials, APIs, packaging materials, other products and machines), services and technology. These include import and customs laws, export controls, trade embargoes and economic sanctions, restrictions on sales to parties that are listed on (or are owned or controlled by one or more parties listed on) denied party watch lists and anti-boycott measures (collectively “Sanctions and Trade Controls”). Applicable Sanctions and Trade Controls are administered by Israel’s Ministry of Finance, the U.S. Treasury’s Office of Foreign Assets Control, the U.S. Department of Commerce, other U.S. agencies, the Council of the European Union, and multiple other agencies of other jurisdictions around the world where we do business. Sanctions and Trade Controls relate to a number of aspects of our business, including most notably the sales of finished goods and API. Compliance with Sanctions and Trade Controls has been the subject of increasing focus and activity by regulatory authorities, especially in the United States and the EU, in recent years, and requirements under applicable Sanctions and Trade Controls in general, change frequently. Sanctions and Trade Controls imposed with respect to the ongoing conflict between Russia and Ukraine have been particularly dynamic and future geopolitical conflicts involving other jurisdictions may result in further changes to the sanctions environment. Any such changes to the sanctions environment may require us to withdraw from or limit our exposure to certain markets or to terminate certain business relationships in order to remain in compliance with applicable laws. Although we have policies and procedures designed to address compliance with Sanctions and Trade Controls, actions by our employees, by third-party intermediaries (such as distributors and wholesalers) or others acting on our behalf in violation of relevant laws and regulations, may expose us to liability and penalties for violations of Sanctions and Trade Controls and accordingly may have a material adverse effect on our reputation and our business, financial condition and results of operations.

Our failure to comply with applicable environmental, health and safety laws and regulations worldwide could adversely impact our business and results of operations.

We are subject to laws and regulations concerning the environment, safety matters, regulation of chemicals and product safety in the countries where we manufacture and sell our products or otherwise operate our business. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the direct and indirect discharge of pollutants and pharmaceutical residues into the environment. In addition, in November 2024, the European Union adopted revisions to the Urban Wastewater Treatment Directive that requires pharmaceutical companies to pay for a majority of the costs to remove micropollutants from wastewater and its proportional share of costs to collect and verify data on their products and other costs, based on the quantities of a relevant substance in the products the company places on the market and the hazardousness of those substances. Compliance with such laws and regulations will require ongoing, potentially increasing, compliance-related costs and, if we fail to comply with these laws and regulations, we may be subject to substantial fines and penalties, enforcement actions, mandatory corrective actions and/or legal proceedings. In the normal course of our business, we are also exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could require remediation, including of contaminated soil and/or groundwater, or replacement of equipment. Under certain laws, we may be required to remediate contamination at certain properties, regardless of whether the contamination was caused by us or by previous occupants or users of the property. Further, changes in laws or regulations with respect to the use and/or presence of per- and polyfluoroalkyl substances (PFAS) in our products or the components used in the research, development, manufacture and/or packaging of our products could disrupt or restrict our ability to develop, produce or sell our products in the affected jurisdictions, potentially resulting in a material adverse effect on our business. Climate change, and evolving laws, regulations and policies regarding climate change, could also pose additional legal or regulatory requirements related to greenhouse gas (“GHG”) emissions and climate risk reporting, carbon pricing, cap-and-trade programs, carbon taxes and mandatory reduction targets. These more stringent requirements could, among other things, increase our costs of sourcing, production, and transportation, as well as have negative reputational impacts if we fail to meet such requirements. The consequences of climate change, such as extreme weather and water scarcity, could pose risks to our facilities and disruption of our activities, and any failure to respond to risks regarding climate change may have a material adverse effect on our business, financial condition, results of operations and reputation.

Natural disasters and extreme weather events resulting from climate change, such as floods, heatwaves, blizzards, hurricanes, wildfires, the rise of sea level, and water stress, could impact our business activities and our ability to deliver our products to customers. We evaluate these risks in our supply planning, loss prevention and business continuity planning. Additionally, our manufacturing operations involve handling chemicals, pressurized systems, and complex equipment, which expose us to inherent health and safety risks. These include potential accidents, fires, explosions, chemical spills, and employee exposure to hazardous substances. Any such incident could result in serious injury, loss of life, property damage, regulatory investigations, and significant operational disruptions. The implementation of an Environmental, Health and Safety Management System across our facilities has resulted in the development of processes to prepare and respond to a range of emergencies that may occur. If our planning and risk management regarding natural disasters, extreme weather events and other health and safety matters fail, our facilities could be impacted and our activities could be significantly disrupted.

We are subject to changes in governmental, investor and societal responses to climate change and sustainability-related issues, which may result in scrutiny or adverse impacts on our business.

Recent changes to investor and governmental approaches to climate change and sustainability-related issues have led to evolving and sometimes conflicting expectations and standards. From time to time, we announce certain initiatives, including goals or commitments, regarding our sustainability focus areas, which include environmental matters, sustainable procurement, health equity and access to medicines, compliance and integrity and I&D. We could be criticized for the scope of such initiatives or goals or commitments, or perceived as not acting responsibly or far enough in connection with these matters or other sustainability-related topics. We could also fail, or be perceived to fail to achieve our initiatives or goals, whether described in our announcements, our annual Healthy Future (Sustainability) report or otherwise, or we could fail to accurately report our progress on such initiatives and goals. Such failures could be due to changes in our business or evolving regulations in the countries in which we operate or technical challenges, and any such failures or perceived failures could expose us to negative impacts, including government enforcement actions, private litigation or loss of business. We have also issued sustainability-linked senior notes with targets that include improving access to medicines in low- and middle-income countries and reducing GHG emissions, and failure to achieve such targets could negatively impact our reputation and also result in increased payments to holders of such senior notes.

Furthermore, there are a number of evolving sustainability-related regulatory disclosure regulations with which Teva may have to comply. For example, in October 2023, California enacted the Climate Corporate Data Accountability Act (“SB 253”) and Climate-Related Financial Risk Act (“SB 261”) that will require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. SB 253 and SB 261 are subject to litigation, and, in one of the lawsuits, an injunction was issued in November 2025 barring enforcement of SB 261 while the litigation proceeds; the law could be reinstated. In addition, in December 2022, the European Union adopted Directive No 2464/2022 on Corporate Sustainability Reporting (“CSRD”). The CSRD introduces detailed sustainability reporting obligations, requiring in-scope companies to make sustainability reports in accordance with the European Sustainability Reporting Standards (“ESRS”), which include certain mandatory disclosures and other voluntary disclosures on impacts, risks, and opportunities in relation to sustainability matters identified as material by the relevant entity under applicable rules. Teva expects to first have to disclose pursuant to the CSRD, in accordance with the ESRS, in 2028. Furthermore, Article 8 of Regulation (EU) 2020/852 (EU Taxonomy) requires those in-scope companies to report how and to what extent their activities are associated with economic activities that qualify as environmentally sustainable defined herein. These disclosure obligations may lead to increased compliance burdens and costs and result in the disclosure of information that may have a negative impact on our operations and reputation; however, under the EU’s omnibus simplification initiative, the CSRD, ESRS and Taxonomy Regulation are currently under revision to simplify applicable obligations, and this process may reduce compliance burdens, although the final outcome of the legislative process remains uncertain.

In addition to regulatory disclosures, there are a number of sustainability-related regulations requiring the implementation of certain due diligence processes and internal compliance systems in relation to a range of human rights and environmental matters with which Teva may have to comply (collectively, “Sustainability Due Diligence Laws”). For example, a number of jurisdictions have passed or proposed mandatory due diligence requirements in relation to forced labor and human rights matters across corporate groups as well as entity levels and supply chains, some of which have been subject to simplification and postponement. In the European Union, these include the Directive (EU) 2024/1760 on corporate sustainability due diligence, Regulation (EU) 2023/1115 on the making available in the EU and the export from the EU of certain commodities and products associated with deforestation and forest degradation and Regulation (EU) 2024/3015 on prohibiting products made with forced labor on the EU market. Compliance with Sustainability Due Diligence Laws of this nature may require the development or update of internal compliance and enterprise risk management policies and related procedures; assigning board and/or management oversight as well as day-to-day operational responsibility for in-scope human rights and environmental matters; implementation of periodic compliance risk assessments; updates to contractual frameworks and agreements; the development of preventative and/or corrective action plans; changes to purchasing, design, and distribution practices, where relevant; and the development or update of notification mechanisms and complaints procedures. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Due Diligence Laws may lead to investigations and audits, fines, exclusion from public procurement, other enforcement action or liabilities, including civil liability or liability from third-party claims, and reputational damage.

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

In 2025, approximately 43% of our revenues were denominated in currencies other than the U.S. dollar. As a result, we are subject to significant foreign currency risks, including repatriation restrictions in certain countries, and may face heightened risks as we enter new markets. A substantial portion of our sales, particularly in Latin America, Central and Eastern European countries and Asia, are recorded in local currencies, which exposes us to the direct risk of devaluations, hyperinflation or exchange rate fluctuations. In addition, although the majority of our operating costs are recorded in, or linked to, the U.S. dollar, in 2025, we incurred a substantial amount of operating costs in currencies other than the U.S. dollar, which only partially offset the currency risk derived from our sales in non-U.S. dollars. Moreover, fluctuations in the U.S. dollar relative to other currencies in which we operate, have in the past and may in the future, materially impact our revenues, results of operations, profitability and cash flows. We use derivative financial instruments and “hedging” techniques, such as issuance of debt in non-U.S. dollar currencies, to manage our balance sheet and income statement exposure to currency exchange rate fluctuations in the major foreign currencies in which we operate. However, not all of our potential exposure is covered, and some elements of our consolidated financial statements, such as our equity position, are not protected against foreign currency exposures. Therefore, our exposure to exchange rate fluctuations could have a material adverse effect on our financial results.

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

We regularly review our long-lived assets, including identifiable intangible assets, goodwill and property, plant and equipment, for impairment. Goodwill and acquired indefinite life intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Other long-lived assets are reviewed when there is an indication that impairment may have occurred. See notes 6 and 7 to our consolidated financial statements, for descriptions of impairments of intangible assets and goodwill in recent periods.

The amount of goodwill, identifiable intangible assets and property, plant and equipment on our consolidated balance sheet may increase following acquisitions or other collaboration agreements. Changes in market conditions, including further increases in discount rates, exchange rate fluctuations, or other changes may lead to further impairments in the future. In addition, the potential divestment of assets, including the closure or divestment of manufacturing plants and R&D facilities, headquarters and other office locations, may lead to additional impairments. Future events or decisions may lead to asset impairments and/or related charges. For assets that are not impaired, we may adjust the remaining useful lives. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any significant impairment could have a material adverse effect on our results of operations.

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

On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement the minimum taxation component of 15% (“Pillar Two”) of the OECD’s reform of international taxation, as part of the base erosion and profit shifting (“BEPS”) for large multinational corporations. Other countries have also enacted legislation effective as early as January 1, 2024 with general implementation of a global minimum tax by January 1, 2025, or are expected to enact such legislation in the future. Although, the impact of Pillar Two on our 2025 consolidated financial statements was not material on our effective tax rate, it could have a material impact on our effective tax rate and consolidated financial statements in the future.

On July 4, 2025, the OBBBA was signed into law in the United States, introducing significant changes to U.S. corporate tax rules. The Act includes provisions affecting the deductibility of interest expense for U.S. federal tax purposes, the treatment of research and development costs and other depreciable property, and the taxation of foreign subsidiaries’ earnings, among other changes to U.S. corporate tax law. Under ASC 740, changes in tax rates and tax law must be recognized in the period in which the legislation is enacted. While we have evaluated the impact of this Act on our consolidated financial statements and related disclosures and it does not have a material effect on our 2025 consolidated financial statements, the ultimate impact of these provisions may differ from our estimates. Future interpretations, regulatory guidance, or changes in our business operations could result in increased tax liabilities, reduced deductions, or other adverse effects on our effective tax rate and financial condition.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial condition, results of operations, or cash flows accurately and on a timely basis and could harm our reputation.

As a publicly traded company, we are subject to the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires that we evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting, and the accuracy of our financial reporting is dependent on the effectiveness of our internal controls. Our internal controls are subject to risk as a result of interpretations, assumptions and estimates in our financial reporting and accounting practices such as changes in our segment reporting. If the interpretations, estimates or judgments we use to prepare our financial statements prove to be incorrect, we may be required to restate our financial results, which could have a number of material adverse effects on us. In addition, any failure to maintain effective internal control over financial reporting or implement required new or improved controls could result in our inability to meet our public reporting requirements on a timely basis and properly report our financial results, a restatement of our financial statements and/or harm to our reputation, any of which could materially adversely affect our results of operations. For a discussion of our internal control over financial reporting, see “Part II, Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

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
Our cybersecurity risk management program is led by our global Chief Information Security Officer (“CISO”), who is directly responsible for establishing cybersecurity strategies and structures and managing ongoing cybersecurity risk management activities through our cybersecurity organization, which is responsible for the day-to-day
identification, monitoring and management of cybersecurity risks. Our CISO reports directly to our global Chief Information Officer (“CIO”). Our CISO has significant experience in managing cybersecurity risks at major global companies in the pharmaceutical and defense industries. Our CISO regularly meets with the CIO to provide updates on cybersecurity matters, and both update our executive management on a regular basis to share cybersecurity related matters and discuss strategies to proactively manage cybersecurity threats. Our CISO and CIO brief our Audit Committee on our cybersecurity and risk management programs.
Our cybersecurity organization is supported by a team consisting of personnel with experience and expertise in cybersecurity risk management strategies, execution and operations, with domain expertise in cloud services security, infrastructure and operational technology security, cybersecurity incident response, and tactical governance risk compliance.
Our CISO is also a member of our information and security governance group, led by our CIO, which is comprised of executive and senior leadership from a variety of functions, including information security, legal, finance, human resources, internal audit and compliance, as well as members of Teva’s global situation room (“GSR”) referred to below. Additionally, our CISO, CIO and other members of our cybersecurity organization may, from time to time, consult and coordinate with other Teva departments and members of management to manage cybersecurity risks, promote cybersecurity awareness and implement cybersecurity incident responses.
In addition, management has worked, and expects to continue to work, with third-party service providers, as appropriate, to assess, identify and manage cybersecurity risks. We also conduct periodic and on-demand
assessments of our cybersecurity risk management program with expert service providers to assess compliance with ISO 27001 standards. As part of our cybersecurity program, we conduct numerous periodic tabletop exercises to assess our cybersecurity incident response process.
As part of its overall risk oversight function, the Audit Committee, which is comprised entirely of independent directors, oversees cybersecurity risks in connection with our overall enterprise risk management system. Management, including our CISO and CIO, provide updates on our cybersecurity risk management program and cybersecurity matters to the Audit Committee, and also report to the Board of Directors as necessary. These updates and reports include updates on Teva’s cybersecurity risks and threats, the status of projects intended to strengthen its information systems, assessments of the cybersecurity program, and the emerging threat landscape.
As part of our cybersecurity risk management program, we maintain industry standard procedures and policies, which are reviewed and revised periodically, and certified to comply with ISO 27001 standards, to proactively assess, identify and manage potential cybersecurity risks and respond to any actual cybersecurity threats and incidents, including those related to the use of AI. Such procedures and policies include: actively monitoring our information technology systems to oversee compliance with applicable legal and regulatory requirements; engaging third-party consultants and other service providers to monitor and, as appropriate, respond to cybersecurity risks; requiring our service providers and our business partners who connect directly to our information technology systems to comply with our cybersecurity standards and due diligence processes and be subject to our non-disclosure
and other confidentiality agreements that include cybersecurity-related terms; providing and analyzing specialized industry sector intelligence on cybersecurity threats; regularly testing our cybersecurity systems and disaster preparedness, including our back-up
information technology systems; developing, testing and updating incident response plans to address potential cybersecurity threats; and maintaining and training our personnel on cybersecurity incident reporting procedures. We engage with key vendors, and intelligence and law enforcement communities as part of our continuing efforts to obtain current threat intelligence, collaborate on security enhancements, and evaluate and improve the effectiveness of our cyber security program. Additionally, as part of our cybersecurity risk management program, we have developed awareness and protection procedures related to AI adoption and use.
Cyber Threats and Incident Response
In the ordinary course of our business, we collect and store confidential data, including intellectual property, proprietary business information and personally identifiable information (including of our employees, customers, clinical trial participants, suppliers and business partners). We rely extensively on information technology systems, including some systems that are managed by third-party service providers, to securely process, store and transmit such confidential data in order to conduct our business. These systems include programs and processes relating to internal and external communications, ordering and managing materials from suppliers, collecting, processing and storing data produced by our clinical trials and other research and development initiatives, converting materials to finished products, shipping products to customers, processing transactions, processing payments to employees and vendors, calculating sales receivables, generating our financial results for each reporting period, summarizing and reporting results of operations, and complying with information technology security compliance and other regulatory, legal or tax requirements. In addition, as cybersecurity attacks may become increasingly complex as they are enhanced or facilitated by the emergence of new technologies such as AI used to identify and target new vulnerabilities in our information technology systems or those of our customers, third-party vendors and other business partners, we are taking measures to manage these risks by utilizing new tools and capabilities, including AI.
We have not been materially impacted by risks from cybersecurity incidents and, as of the date of this Annual Report on Form
10-K,
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
In the event that we experience a cybersecurity incident, we have a response playbook that sets forth the applicable processes, roles, engagements, escalations and notifications to be executed in order to promptly respond to such threats. Depending on its nature and scale, a cybersecurity threat may be managed within our cybersecurity organization, escalated to our CISO and CIO, management, and Audit Committee and Board of Directors, as appropriate. In certain instances, our GSR may be initiated and will collectively manage Teva’s response to a crisis on a corporate level. The GSR is comprised of members from our various business units and regions, including senior leadership from a variety of functions, such as information security, legal, finance, human resources, communications and compliance.

We carry insurance that provides protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may result from a cybersecurity incident.
ITEM 2. PROPERTIES
We own or lease 53 manufacturing and R&D facilities, occupying approximately 16 million square feet. As of December 31, 2025, our manufacturing and R&D facilities are located in our business segments as follows:

Business Segment	Number of Facilities	Square Feet (in thousands)
United States	10	1,891
Europe	23	8,878
International Markets	20	5,323

Worldwide Total Manufacturing and R&D Facilities	53	16,092
We generally seek to own our manufacturing facilities, while office, R&D, distribution and warehouse facilities are often leased.
We are committed to maintaining all of our properties in good operating condition and repair, and ensure that our facilities are well utilized.
In Israel, our principal executive offices and corporate headquarters are located in Tel Aviv-Jaffa. Our principal executive offices in Israel are leased by us.
In the United States, our principal executive offices are our U.S. headquarters in Parsippany, New Jersey. In Europe, our principal executive offices are in Haarlem, the Netherlands. Our principal executive offices in the United States and in Europe are leased by us.
We continue to review and optimize our manufacturing and supply network, which may include closures and/or divestment of manufacturing plants worldwide. Additionally, we are transforming our commercial offices footprint to enhance and align it with the latest workplace trends.
ITEM 3.
LEGAL PROCEEDINGS
We are subject to various litigation and other legal proceedings. Information pertaining to legal proceedings can be found in “Item 8 Financial Statements—Note 12b Contingencies” and is incorporated by reference herein. In addition, on January 15, 2025, Teva filed a lawsuit against CMS in the U.S. District Court for the District of Columbia, alleging that CMS’s implementation of the Drug Price Negotiation Program portion of the IRA is arbitrary and contrary to the plain meaning of the statute, in violation of the APA, and is therefore unconstitutional. On November 20, 2025, the U.S. District Court for the District of Columbia granted CMS’s motion for summary judgement. Teva has appealed this decision.
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

Holders

The number of record holders of ADSs at December 31, 2025 was 1,604.

The number of record holders of ordinary shares at December 31, 2025 was 134.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Shares

We did not repurchase any of our shares during the year ended December 31, 2025. Under applicable Israeli corporate law, a share repurchase is considered a distribution and is subject to the applicable statutory tests and limitations, related to a company’s profits and solvency capabilities. Pursuant to a recent amendment in applicable corporate law regulations, companies whose shares are listed abroad (including dual-listed companies such as Teva) may benefit from certain relief with respect to the procedures to be taken in connection with share repurchases. Decisions regarding any future share repurchases will depend on certain factors, such as market conditions, share price and other opportunities to invest capital for growth in alignment with the Company’s Pivot to Growth strategy, and are subject to the approval by Teva’s Board of Directors.

Performance Graph

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. dollars, for the calendar years ended December 31, 2021, 2022, 2023, 2024 and 2025, of $100 invested on December 31, 2020 in the Company’s ADSs, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

*	$100 invested on December 31, 2020 in stock or index – including reinvestment of dividends. Indexes calculated on month-end basis.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a biopharmaceutical company, enabled by a world-class generics business. For over 120 years, our commitment to bettering health has never wavered. From innovating in the fields of neuroscience and immunology to providing complex generic medicines, biosimilars and pharmacy brands worldwide, we are dedicated to addressing patients’ needs, now and in the future.

We operate worldwide, with headquarters in Israel and a significant presence in the United States, Europe and many other markets around the world. Today, our global network of capabilities consists of approximately 34,000 employees across 57 markets.

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

Pivot to Growth Strategy

In 2025, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, announced in May 2023. As part of this strategy, in 2025, we entered the strategy’s “Accelerate Growth” phase, during which we focus on growing our innovative portfolio, aligning capital allocation to invest in activities we expect to have the highest value, and modernizing our organization and operations to drive both efficiency and cost savings. For additional information on our Pivot to Growth strategy, see “Item 1—Business—Pivot to Growth Strategy.”

Macroeconomic Environment

In recent years, the global economy has been impacted by fluctuating foreign exchange rates. A significant portion of our revenues is denominated in currencies other than the U.S. dollar and we manufacture many of our products outside of the United States. As a result, fluctuations in the U.S. dollar relative to other currencies in which we operate have in the past and may in the future materially impact our revenues, results of operations, profitability and cash flows. In addition, in many of the markets in which we operate, we have experienced elevated inflation in recent years, contributing to higher interest rates. In other markets, such as the EU, inflation has recently declined, resulting in lower interest rates. Although inflationary and other macroeconomic pressures have and may continue to ease, the higher costs we have incurred in recent periods have already affected our operations and are likely to continue influencing our financial results. Recent U.S. tariffs imposed or threatened to be imposed on materials and products from countries where we do business and any responsive or reciprocal actions taken by such countries could impact our costs and our global operations. The countries subject to tariffs and the tariff rate imposed on each country is uncertain and dynamic, and we continue to monitor and assess the potential impact on our supply chain and global operations.

The pharmaceutical industry has also experienced disruptions in global supply chains, including our own supply chain, due to geopolitical tensions and other factors. In some cases, such disruptions have resulted in and may continue to result in delays in our production and distribution processes, impacting product availability and our ability to timely respond to consumer demand. We have taken measures and are continually considering various initiatives, including, enhanced inventory management, alternative sourcing strategies, and backup production plans for key products, to allow us to partially mitigate and offset the impact of these factors.

Highlights

Significant highlights of 2025 included:

•

Our revenues in 2025 were $17,258 million, an increase of 4% in U.S. dollars, or 3% in local currency terms, compared to 2024. This increase was mainly due to higher revenues from our key innovative products AUSTEDO, AJOVY and UZEDY, and from development milestone payments received in connection with the initiation of Phase 3 studies for duvakitug (anti-TL1A), partially offset by lower revenues from our International Markets segment due to the divestment of our business venture in Japan, from certain other innovative products across all our segments, lower proceeds from the sale of certain product rights and from generic products in our Europe segment.

•	Our United States segment generated revenues of $9,186 million and profit of $3,356 million in 2025. Revenues increased by 14% and profit increased by 46% compared to 2024.

•

Our Europe segment generated revenues of $5,040 million and profit of $1,303 million in 2025. Revenues decreased by 1% in U.S. dollars, or 5% in local currency terms, compared to 2024. Profit decreased by 17% compared to 2024.

•

Our International Markets segment generated revenues of $2,162 million and profit of $336 million in 2025. Revenues decreased by 12% in U.S. dollars, or 11% in local currency terms, compared to 2024. Profit decreased by 24% compared to 2024.

•	Our revenues from other activities in 2025 were $870 million, a decrease of 8% in U.S. dollars, or 10% in local currency terms, compared to 2024.

•	Exchange rate movements during 2025, net of hedging effects, positively impacted our revenues by $152 million, compared to 2024.

•	Gross profit margin was 51.8% in 2025, compared to 48.7% in 2024.

•	R&D expenses, net in 2025 were $1,013 million, an increase of 2% compared to $998 million in 2024.

•	We recorded expenses of $1,050 million for other asset impairments, restructuring and other items in 2025, compared to expenses of $1,388 million in 2024.

•	We recorded expenses of $467 million in legal settlements and loss contingencies in 2025, compared to expenses of $761 million in 2024.

•	Operating income was $2,157 million in 2025, compared to operating loss of $303 million in 2024.

•	Financial expenses, net were $934 million in 2025, compared to $981 million in 2024.

•	In 2025, we recognized a tax benefit of $180 million on a pre-tax income of $1,223 million. In 2024, we recognized a tax expense of $676 million on a pre-tax loss of $1,284 million.

•	Our debt was $16,807 million as of December 31, 2025, compared to $17,783 million as of December 31, 2024.

•

Cash flow generated from operating activities in 2025 was $1,649 million, compared to $1,247 million in 2024. The increase in 2025 resulted mainly from development milestone payments received in connection with the initiation of Phase 3 studies for duvakitug (anti-TL1A), partially offset by higher legal settlement payments. Net changes in working capital items were neutral.

•

During 2025, we generated free cash flow of $2,396 million, which we define as comprising $1,649 million in cash flow generated from operating activities, $1,214 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $34 million in proceeds from divestitures of businesses and other assets, partially offset by $501 million in cash used for capital investments. During 2024, we generated free cash flow of $2,068 million. The increase in 2025 resulted mainly from higher cash flow generated from operating activities.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for fiscal years 2025 and 2024. For a comparison of our results of operations and financial condition for fiscal years 2024 and 2023, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K, filed with the SEC on February 5, 2025.

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the past two years:

	Year ended December 31,
	2025		2024
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$9,186	100%	$8,034	100%
Cost of sales	3,568	38.8%	3,646	45.4%
Gross profit	5,618	61.2%	4,388	54.6%
R&D expenses	633	6.9%	633	7.9%
S&M expenses	1,172	12.8%	1,049	13.1%
G&A expenses	458	5.0%	410	5.1%
Other loss (income)	§	§	§	§

Segment profit*	$3,356	36.5%	$2,296	28.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

United States Revenues

Revenues from our United States segment in 2025 were $9,186 million, an increase of $1,152 million, or 14%, compared to 2024, mainly due to higher revenues from our key innovative products AUSTEDO, AJOVY, and UZEDY, development milestone payments received in connection with the initiation of Phase 3 studies for duvakitug (anti-TL1A), as well as higher revenues from generic products (including biosimilars).

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2025-2024
	2025	2024
	(U.S. $ in millions)
Generic products (including biosimilars)	$3,657	$3,599	2%
AJOVY	295	207	42%
AUSTEDO	2,217	1,642	35%
BENDEKA and TREANDA	147	168	(13%)
COPAXONE	255	242	6%
UZEDY	191	117	63%
Anda	1,496	1,536	(3%)
Other*	929	523	78%

Total	$9,186	$8,034	14%

*

Other revenues in 2025 were mainly comprised of development milestone payments of $500 million received in the fourth quarter of 2025, in connection with the initiation of Phase 3 studies for duvakitug (anti-TL1A) (see note 2 to our consolidated financial statements). Other revenues in 2024 include the sale of certain product rights.

Generic products (including biosimilars) revenues in our United States segment in 2025 increased by 2% to $3,657 million, compared to 2024, mainly driven by higher revenues from our portfolio of biosimilar products and new product launches.

Among the most significant generic products we sold in the United States in 2025 were lenalidomide capsules (the generic version of Revlimid®), Truxima® (the biosimilar to Rituxan®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®), and SIMLANDI® (the biosimilar to Humira®).

For more information on our generic products, including biosimilars, see “Item 1—Business—Our Product Portfolio and Business Offering—Generic Medicines.”

In 2025, our total prescriptions were approximately 254 million (based on trailing twelve months), representing 6.5% of total U.S. generic prescriptions according to IQVIA data.

AJOVY revenues in our United States segment in 2025 increased by 42% to $295 million, compared to 2024, mainly due to growth in volume. In 2025, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 33.3%, out of the subcutaneous injectable anti-CGRP class, compared to 29.6% in 2024.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AJOVY.”

AUSTEDO revenues (which include AUSTEDO XR) in our United States segment in 2025 increased by 35% to $2,217 million, compared to 2024, mainly due to growth in volume.

For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AUSTEDO.”

UZEDY revenues in our United States segment in 2025 increased by 63% to $191 million compared to 2024, mainly due to growth in volume.

For more information on UZEDY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—UZEDY.”

BENDEKA and TREANDA combined revenues in our United States segment in 2025 decreased by 13% to $147 million, compared to 2024, mainly due to competition from alternative therapies, as well as from generic bendamustine products.

For more information on BENDEKA and TREANDA, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—Oncology.”

COPAXONE revenues in our United States segment in 2025 increased by 6% to $255 million, compared to 2024, mainly due to reduction in sales allowance, partially offset by lower volumes.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

Anda revenues from third parties in our United States segment in 2025 decreased by 3% to $1,496 million, compared to 2024, mainly due to lower volumes. Anda, our distribution business in the United States, distributes generic, biosimilar and innovative medicines and OTC pharmaceutical products from Teva and various third-party manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda is able to compete in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

To align with our Pivot to Growth strategy, commencing January 1, 2026, Anda will no longer be reported under our United States segment. This shift will allow the United States segment to continue to manage its entire product portfolio in the region, while strengthening focus on its biopharmaceutical business, growth engines and innovation. As a result, from that date, Anda will be reported as part of the Company’s Other Activities. We will align our internal financial and segment reporting in coordination with this shift effective January 1, 2026.

Product Launches and Pipeline

In 2025, we launched the generic version and biosimilar version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Mifepristone Tablets	Korlym®	January	$2
SELARSDI (Ustekinumab-aekn) injection**	N/A	February	No Data
Octreotide Acetate for Injectable Suspension, 10mg/Vial	Sandostatin® LAR Depot	March	$21
EPYSQLI (eculizumab-aagh)	Soliris®	April	$367
Ticagrelor Tablets	Brilinta® tablets	May	$1,305
Hydroxyzine Hydrochloride Tablets, USP***	N/A	June	$17
Fidaxomicin Tablets	Dificid® tablets	July	$410
Liraglutide Injection	Saxenda® injection	August	$164
Dasatinib Tablets	Sprycel® Tablets	September	$1,366
Azelastine Hydrochloride and Fluticasone Propionate Nasal Spray	Dymista® Nasal Spray	September	$69
Cyclosporine Ophthalmic Emulsion	Restasis®	October	$1,866
Dalbavancin for Injection	Dalvance® for injection	October	$260
Amphetamine Extended-Release Orally Disintegrating Tablets CII	Adzenys XR-ODT® CII	December	$172

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	SELARSDI (Ustekinumab-aekn) injection, as an interchangeable biosimilar to Stelara®.
***	Product was relaunched.

As of December 31, 2025, our generic products pipeline in the United States includes 116 product applications awaiting FDA approval, including 66 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended September 30, 2025 of approximately $124 billion, according to IQVIA. Approximately 80% of pending applications include a paragraph IV patent challenge and we believe we are first-to-file with respect to 54 of these products, or 77 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $85 billion in U.S. brand sales for the twelve months ended September 30, 2025, according to IQVIA.

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

In 2025, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total U.S. Annual Branded Market (U.S. $ in millions (IQVIA))*
Rimegepant Orally Disintegrating Tablets, 75mg	Nurtec ODT®	$4,100
Prucalopride Tablets, 1 mg and 2 mg	Motegrity®	$173
Elagolix Tablets, 150 mg and 200 mg	Orilissa®	$150
Azacitidine Tablets, 200 mg and 300 mg	Onureg®	$141
Octreotide Delayed-release Capsules, 20 mg	Mycapssa®	No Data	**
Nintedanib Capsules, 100 mg and 150 mg	Ofev®	$3,280
Macitentan Tablets	Opsumit®	$1,181
Elagolix, Estradiol and Norethindrone Acetate Capsules, 300 mg / 1 mg / 0.5 mg; Elagolix Capsules, 300 mg	Oriahnn®	$11

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.
**	Mycapssa® ships directly to patients, no IQVIA data is available.

For a description of our innovative medicines pipeline, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines” above.

United States Gross Profit

Gross profit from our United States segment in 2025 was $5,618 million, an increase of 28% compared to $4,388 million in 2024.

Gross profit margin for our United States segment in 2025 increased to 61.2%, compared to 54.6% in 2024. This increase was mainly due to the development milestone payments received in connection with the initiation of Phase 3 studies for duvakitug (anti-TL1A), and a favorable mix of products primarily driven by higher revenues from AUSTEDO.

United States R&D Expenses

R&D expenses relating to our United States segment in 2025 were $633 million, flat compared to 2024.

For a description of our R&D expenses in 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

United States S&M Expenses

S&M expenses relating to our United States segment in 2025 were $1,172 million, an increase of 12% compared to $1,049 million in 2024. This increase was mainly due to promotional activities related to our key innovative products mainly AUSTEDO and UZEDY.

United States G&A Expenses

G&A expenses relating to our United States segment in 2025 were $458 million, an increase of 12% compared to $410 million in 2024.

For a description of our G&A expenses in 2025, see “—Teva Consolidated Results— General and Administrative (G&A) Expenses” below.

United States Profit

Profit from our United States segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and any other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our United States segment in 2025 was $3,356 million, an increase of 46% compared to $2,296 million in 2024. This increase was mainly due to higher gross profit, partially offset by higher S&M and G&A expenses, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the past two years:

	Year ended December 31,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$5,040	100%	$5,103	100%
Cost of sales	2,293	45.5%	2,197	43.1%
Gross profit	2,747	54.5%	2,905	56.9%
R&D expenses	247	4.9%	229	4.5%
S&M expenses	902	17.9%	826	16.2%
G&A expenses	295	5.9%	272	5.3%
Other loss (income)	1	§	3	§

Segment profit*	$1,303	25.9%	$1,575	30.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in 2025 were $5,040 million, a decrease of $63 million, or 1%, compared to 2024. In local currency terms, revenues decreased by 5%, mainly due to the year-over-year impact from the sale of certain product rights, lower revenues from generic and OTC products, as well as COPAXONE, partially offset by higher revenues from AJOVY.

In 2025, revenues were positively impacted by exchange rate fluctuations of $173 million, net of hedging effects, compared to 2024. Revenues in 2025 were affected by a $31 million negative hedging impact, compared to a positive hedging impact of $21 million in 2024, which are included in “Other” in the table below. See note 10d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change 2025-2024
	2025	2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$4,044	$3,926	3%
AJOVY	270	216	25%
COPAXONE	181	213	(15%)
Respiratory products	227	244	(7%)
Other*	319	504	(37%)

Total	$5,040	$5,103	(1%)

*	Other revenues in 2025 and 2024 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our Europe segment in 2025 increased by 3% to $4,044 million compared to 2024. In local currency terms, revenues decreased by 2%, mainly due to lower volumes and price reductions as a result of market dynamics, and lower sales of seasonal OTC products, partially offset by higher revenues from recently launched products.

AJOVY revenues in our Europe segment in 2025 were $270 million, an increase of 25%, in U.S. dollars. In local currency terms, revenues increased by 19%, compared to 2024. This increase was due to growth in volume.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AJOVY.”

COPAXONE revenues in our Europe segment in 2025 were $181 million, a decrease of 15% in U.S. dollars. In local currency terms, revenues decreased by 19%, compared to 2024. This decrease was mainly due to price reductions and lower volumes resulting from the availability of alternative therapies.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

Respiratory products revenues in our Europe segment in 2025 decreased by 7% to $227 million, compared to 2024. In local currency terms, revenues decreased by 11%, mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of December 31, 2025, our generic products pipeline in Europe included 622 generic approvals relating to 61 compounds in 125 formulations, with no EMA approvals received. In addition, approximately 1,537 marketing authorization applications are pending approval in 37 European countries, which approvals relate to 95 compounds in 229 formulations. No applications are pending with the EMA.

For a description of our innovative medicines pipeline, see “Item 1—Business—Research and Development” above.

Europe Gross Profit

Gross profit from our Europe segment in 2025 was $2,747 million, a decrease of 5% compared to $2,905 million in 2024.

Gross profit margin for our Europe segment in 2025 decreased to 54.5%, compared to 56.9% in 2024, mainly due to a change in the mix of products, lower proceeds from the sale of certain product rights, and a negative impact from hedging activities.

Europe R&D Expenses

R&D expenses relating to our Europe segment in 2025 were $247 million, an increase of 8% compared to $229 million in 2024.

For a description of our R&D expenses in 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in 2025 were $902 million, an increase of 9% compared to $826 million in 2024. This increase was mainly to support revenue growth of our generic and key innovative products, including new launches, and due to a negative impact from exchange rate fluctuations.

Europe G&A Expenses

G&A expenses relating to our Europe segment in 2025 were $295 million, an increase of 8% compared to $272 million in 2024.

For a description of our G&A expenses in 2025, see “—Teva Consolidated Results— General and Administrative (G&A) Expenses” below.

Europe Profit

Profit of our Europe segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and any other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in 2025 was $1,303 million, a decrease of 17% compared to $1,575 million in 2024, mainly due to lower gross profit, as well as higher operational expenses, as discussed above.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the past two years:

	Year ended December 31,
	2025		2024
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,162	100%	$2,463	100%
Cost of sales	1,116	51.6%	1,229	49.9%
Gross profit	1,046	48.4%	1,235	50.1%
R&D expenses	103	4.7%	112	4.5%
S&M expenses	475	21.9%	534	21.7%
G&A expenses	147	6.8%	150	6.1%
Other loss (income)	(14)	(0.6%)	(2)	§

Segment profit*	$336	15.5%	$440	17.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

International Markets Revenues

Our International Markets segment includes all countries in which we operate other than the United States and the countries included in our Europe segment, and commencing January 1, 2024, also includes Canada. The International Markets segment covers a substantial portion of the global pharmaceutical industry, including more than 35 countries. See note 19 to our consolidated financial statements.

The countries in our International Markets segment include highly regulated, mainly generic markets, such as Canada and Israel, and branded generics-oriented markets, such as Russia and certain Latin America markets.

On March 31, 2025, we divested our Teva-Takeda business venture in Japan, which included generic products and legacy products. Since the establishment of the business venture and until the completion of its sale, Teva held 51% of the outstanding common stock of the business venture. On March 31, 2025, we deconsolidated the business venture from our financial statements. For additional information, see notes 2 and 22 to our consolidated financial statements.

As of the date of this Annual Report on Form 10-K, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results and we have no manufacturing or R&D facilities in these markets. In 2025, the impact of this conflict on our International Markets segment’s results of operations and financial condition was immaterial. Consistent with our foreign exchange risk management hedging programs, in 2025, we partially hedged our exposure to currency exchange rate fluctuations with respect to our balance sheet assets, revenues and expenses. As of the end of 2025, we also hedge a small part of our projected net revenues in Russian ruble for 2026. Prior to and since the escalation of the conflict, we have been taking measures to reduce our operational cash balances in Russia and Ukraine. We have been monitoring the solvency of our customers in Russia and Ukraine and have taken measures, where practicable, to mitigate our exposure to risks related to the conflict in the region. However, the duration, severity and global implications (including potential inflation and devaluation consequences) of the conflict cannot be predicted, and could have an effect on our business, including on our exchange rate exposure, supply chain, operational costs and commercial presence in these markets.

Revenues from our International Markets segment in 2025 were $2,162 million, a decrease of $301 million, or 12%, compared to 2024. In local currency terms, revenues decreased by 11% compared to 2024. This decrease was mainly due to the divestment of our business venture in Japan, lower proceeds from the sale of certain product rights, as well as a negative hedging impact, partially offset by higher revenues from generic products in other markets and AJOVY.

In 2025, revenues were negatively impacted by exchange rate fluctuations of $36 million net of hedging effects, compared to 2024. Revenues in 2025, were affected by a $34 million negative hedging impact, compared to a $13 million positive hedging impact in 2024, which are included in “Other” in the table below. See note 10d to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the past two years:

	Year ended December 31,		Percentage Change
	2025	2024	2025-2024
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,721	$1,937	(11%)
AJOVY	108	84	28%
AUSTEDO	43	46	(6%)
COPAXONE	32	48	(34%)
Other*	259	349	(26%)

Total	$2,162	$2,463	(12%)

*	Other revenues in 2025 and 2024 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our International Markets segment in 2025 were $1,721, a decrease of 11% in both U.S. dollars and local currency terms compared to 2024. This decrease was mainly due to the divestment of our business venture in Japan, partially offset by higher revenues in other markets.

AJOVY revenues in our International Markets segment in 2025 increased by 28% to $108 million, compared to 2024. In local currency terms, revenues increased by 27%, due to growth in existing markets in which AJOVY was launched.

For more information on AJOVY, see “Item 1—Business—Our Product Portfolio and Business Offering— Innovative Medicines—AJOVY.”

AUSTEDO revenues in our International Markets segment were $43 million in 2025, a decrease of 6%, in both U.S. dollars and local currency terms compared to 2024. This decrease was mainly due to timing of shipments.

For more information on AUSTEDO, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—AUSTEDO.”

COPAXONE revenues in our International Markets segment in 2025 decreased by 34% to $32 million, compared to 2024. In local currency terms, revenues decreased by 30%, mainly due to market share erosion and competition.

For more information on COPAXONE, see “Item 1—Business—Our Product Portfolio and Business Offering—Innovative Medicines—COPAXONE.”

International Markets Gross Profit

Gross profit from our International Markets segment in 2025 was $1,046 million, a decrease of 15% compared to $1,235 million in 2024.

Gross profit margin for our International Markets segment in 2025 decreased to 48.4%, compared to 50.1% in 2024. This decrease was mainly due to lower proceeds from the sale of certain product rights and a negative hedging impact, partially offset by price increases due to inflationary pressure in certain markets and a favorable mix of products.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in 2025 were $103 million, a decrease of 8% compared to $112 million in 2024.

For a description of our R&D expenses in 2025, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in 2025 were $475 million, a decrease of 11% compared to $534 million in 2024, mainly as a result of the divestment of our business venture in Japan, as well as cost efficiencies.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in 2025 were $147 million, a decrease of 2% compared to $150 million in 2024.

For a description of our G&A expenses in 2025, see “—Teva Consolidated Results— General and Administrative (G&A) Expenses below”.

International Markets Profit

Profit of our International Markets segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in 2025 was $336 million a decrease of 24% compared to $440 million in 2024. This decrease was mainly due to the divestment of our business venture in Japan, lower proceeds from the sale of certain product rights and a negative hedging impact.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies, through our affiliate Medis. These other activities are not included in the United States, Europe or International Markets segments described above. For information on a change to our reporting segments commencing January 1, 2026, see above “—United States Segment”.

On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale. The intention to divest is in alignment with our Pivot to Growth strategy. On November 5, 2025, we announced that exclusive discussions with a selected buyer on the sale have terminated. Teva has initiated a renewed sales process, maintaining its strategic intention to divest its API business. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all. For further information, see note 2 to our consolidated financial statements.

Our revenues from other activities in 2025 were $870 million, a decrease of 8% compared to 2024. In local currency terms revenues decreased by 10% compared to 2024, mainly due to a decrease in revenues from contract manufacturing services.

API sales to third parties in 2025 were $526 million a decrease of 5% in both U.S. dollars and local currency terms compared to 2024, mainly due to lower demand.

Teva Consolidated Results

Revenues

Revenues in 2025 were $17,258 million, an increase of 4% in U.S. dollars, or 3%, in local currency terms, compared to 2024. This increase was mainly due to higher revenues from our key innovative products AUSTEDO, AJOVY and UZEDY, and from development milestone payments received in connection with the initiation of Phase 3 studies for duvakitug (anti-TL1A), partially offset by lower revenues from our International Markets segment due to the divestment of our business venture in Japan, from certain other innovative products across all our segments, lower proceeds from the sale of certain product rights and from generic products in our Europe segment. See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during 2025, net of hedging effects, positively impacted our revenues by $152 million, compared to 2024. See note 10d to our consolidated financial statements.

Gross Profit

Gross profit in 2025 was $8,938 million, an increase of 11% compared to 2024.

Gross profit margin was 51.8% in 2025, compared to 48.7% in 2024. This increase in gross profit margin was mainly due to a favorable mix of products, primarily driven by higher revenues from AUSTEDO, and development milestone payments received in connection with the initiation of Phase 3 studies for duvakitug (anti-TL1A), partially offset by lower proceeds from the sale of certain product rights.

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

Our R&D expenses, net in 2025 were $1,013 million, an increase of 2% compared to $998 million in 2024, as we continue to execute on our Pivot to Growth strategy.

Our higher R&D expenses, net in 2025, compared to 2024, were mainly due to an increase in immunology and in immuno-oncology, as well as in neuroscience (mainly neurodegeneration), partially offset by the non-recurrence of milestone payments related to certain biosimilar projects, and lower expenses related to generics projects.

Our R&D expenses, net in 2025 were also impacted by reimbursements and development cost sharing from our strategic collaborations. See note 2 to our consolidated financial statements.

R&D expenses as a percentage of revenues were 5.9% in 2025, compared to 6.0% in 2024.

Selling and Marketing (S&M) Expenses

S&M expenses in 2025 were $2,686 million, an increase of 6% compared to 2024. Our S&M expenses were primarily the result of the factors discussed above under “—United States Segment— S&M Expenses,” “—Europe Segment— S&M Expenses” and “—International Markets Segment— S&M Expenses.”

S&M expenses as a percentage of revenues were 15.6% in 2025, compared to 15.4% in 2024.

General and Administrative (G&A) Expenses

G&A expenses in 2025 were $1,287 million, an increase of 11% compared to 2024. This increase was mainly due to costs related to optimization activities of Teva’s global organization and operations in connection with Teva’s Transformation programs, as well as a negative impact from exchange rate fluctuations.

G&A expenses as a percentage of revenues were 7.5% in 2025, compared to 7.0% in 2024.

Identifiable Intangible Asset Impairments

We recorded expenses of $259 million for identifiable intangible asset impairments in 2025, compared to expenses of $251 million in 2024. See note 6 to our consolidated financial statements.

Goodwill Impairment

No goodwill impairment charge was recorded in 2025. We recorded a goodwill impairment charge of $1,280 million in the year ended December 31, 2024 related to our Teva API reporting unit. See note 7 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $1,050 million for other asset impairments, restructuring and other items in 2025, compared to expenses of $1,388 million in 2024. Expenses in 2025 were mainly comprised of an impairment related to a manufacturing facility in Europe. Expenses in 2024 were mainly comprised of impairments related to the classification of our business venture in Japan and our API business (including its R&D, manufacturing and commercial activities) as held for sale. See note 15 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

In 2025, we recorded expenses of $467 million in legal settlements and loss contingencies, compared to expenses of $761 million in 2024. See note 11 to our consolidated financial statements.

Other Income (Loss)

Other loss in 2025 was $18 million, compared to other income of $14 million in 2024. See note 16 to our consolidated financial statements.

Operating Income (Loss)

Operating income was $2,157 million in 2025, compared to an operating loss of $303 million in 2024. This change was mainly due to goodwill impairment charges incurred in 2024, lower other asset impairments, restructuring and other items in 2025, as well as higher gross profit and lower legal settlements and loss contingencies in 2025.

Operating income as a percentage of revenues was 12.5% in 2025, compared to operating loss as a percentage of revenues of 1.8% in 2024.

Financial Expenses, Net

Financial expenses, net were $934 million in 2025, compared to $981 million in 2024. Financial expenses in 2025 were mainly comprised of net-interest expenses of $824 million. Financial expenses in 2024 were mainly comprised of net-interest expenses of $915 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to Teva’s consolidated operating income (loss) and to consolidated income (loss) before income taxes for the past three years:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
United States profit	$3,356	$2,296	$2,394
Europe profit	1,303	1,575	1,478
International Markets profit	336	440	465

Total reportable segments profit	4,995	4,311	4,338
Profit (loss) of other activities	(90)	18	24

Amounts not allocated to segments:
Amortization	581	588	616
Other assets impairments, restructuring and other items	1,050	1,388	718
Goodwill impairment	—	1,280	700
Intangible asset impairments	259	251	350
Legal settlements and loss contingencies	473	761	1,043
Other unallocated amounts	384	364	502

Consolidated operating income (loss)	2,157	(303)	433

Financial expenses, net	934	981	1,057

Consolidated income (loss) before income taxes	$1,223	$(1,284)	$(624)

Income Taxes

In 2025, we recognized a tax benefit of $180 million on a pre-tax income of $1,223 million. In 2024, we recognized a tax expense of $676 million on a pre-tax loss of $1,284 million. See note 13 to our consolidated financial statements.

Share In (Profits) Losses of Associated Companies, Net

Share in profits of associated companies, net was $15 million in 2025, compared to $1 million in 2024.

Net Income (Loss) Attributable to redeemable and non-redeemable non-controlling interests

Net income attributable to redeemable and non-redeemable non-controlling interests was $7 million in 2025, compared to a net loss attributable to redeemable and non-redeemable non-controlling interests of $320 million in 2024. The net loss in 2024 was mainly due to higher impairments of tangible assets, largely related to the classification of our business venture in Japan as held for sale. See note 15 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net income was $1,410 million in 2025, compared to a net loss of $1,639 million in 2024. This change was mainly due to the changes in operating income and income taxes, partially offset by net loss attributable to non-controlling interests in 2024, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) Per Share

The weighted average diluted shares outstanding used for the fully diluted share calculation for the years 2025 and 2024 was 1,163 million and 1,131 million shares, respectively.

Diluted earnings per share was $1.21 for the year ended December 31, 2025, compared to diluted loss per share of $1.45 for the year ended December 31, 2024. See note 18 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs and the conversion of our convertible senior debentures, in each case, at period end.

As of December 31, 2025 and 2024, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,184 million and 1,174 million, respectively.

Impact of Currency Fluctuations on Results of Operations

In 2025, approximately 43% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, British pound, Swiss franc, Russian ruble, Canadian dollar, new Israeli shekel, Polish złoty, Swedish krona and Chilean peso) impact our results.

During 2025, the following main currencies relevant to our operations decreased in value against the U.S. dollar (each on an annual average compared to annual average basis): the Argentinian peso by 26%, the Turkish lira by 17%, the Mexican peso by 5%, the Brazilian real by 4%, Indian rupee by 4% and the Ukraine hryvna by 4%. The following main currencies relevant to our operations increased in value against the U.S. dollar: the Russian ruble by 11%, the Swedish krona by 8%, the new Israeli shekel by 7%, the Swiss franc by 6%, the Polish złoty by 6%, the euro by 4%, the Bulgarian lev by 4% and the British pound by 3%.

As a result, exchange rate movements during 2025, net of hedging effects, positively impacted overall revenues by $152 million and negatively impacted operating income by $48 million compared to 2024.

In 2025, a negative hedging impact of $65 million was recognized under revenues and a positive hedging impact of $8 million was recognized under cost of sales. In 2024, a positive hedging impact of $34 million was recognized under revenues and a negative hedging impact of $5 million was recognized under cost of sales.

The impact of hedging transactions against future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 10d to our consolidated financial statements.

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

Liquidity and Capital Resources

Total balance sheet assets were $40,748 million as of December 31, 2025, compared to $39,326 million as of December 31, 2024.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $2,733 million as of December 31, 2025, compared to negative $2,837 million as of December 31, 2024. This increase was mainly due to higher inventory levels primarily due to exchange rate fluctuations and an increase in accounts receivables, net of SR&A, related to reduced utilization of our U.S. securitization program, partially offset by an increase in accounts payables. We continue our efforts to optimize our working capital management.

Cash investment in property, plant and equipment and intangible assets in 2025 was $501 million, compared to $498 million in 2024. Depreciation was $421 million in 2025, compared to $471 million in 2024.

Cash and cash equivalents as of December 31, 2025 were $3,556 million compared to $3,300 million as of December 31, 2024.

In the first quarter of 2025, we paid a dividend of $340 million to redeemable non-controlling interests in our business venture in Japan.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits, as well as liquid securities that bear fixed and floating rates.

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, as amended most recently in December 2025 (“RCF”). See note 9 to our consolidated financial statements.

2025 Debt Balance and Movements

As of December 31, 2025, our debt was $16,807 million, compared to $17,783 million as of December 31, 2024. This decrease was mainly due to repayment at maturity of $1,812 million of our senior notes (as detailed below), partially offset by an increase of $803 million due to exchange rate fluctuations. Additionally, during the second quarter of 2025, we repurchased $2,290 million aggregate principal amount of notes upon consummation of a cash tender offer, and issued $2,298 million of senior notes, net of discount and issuance costs. For further information, see note 9 to our consolidated financial statements.

In January 2025, we repaid $426 million of the 6% senior notes at maturity and $427 million of the 7.13% senior notes at maturity.

In March 2025, we repaid $515 million of the 4.50% senior notes at maturity.

In July 2025, we repaid $444 million of the 1% senior notes at maturity.

In February 2026, we repaid $23 million of the 0.25% convertible senior debentures at maturity.

Our debt as of December 31, 2025 was 57% denominated in U.S. dollar, with the remainder denominated in euro.

The portion of total debt classified as short-term as of December 31, 2025 was 11%, compared to 10% as of December 31, 2024.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 68% as of December 31, 2025, compared to 77% as of December 31, 2024.

Our average debt maturity was approximately 5.6 years as of December 31, 2025, compared to 5.5 years as of December 31, 2024.

2024 Debt Balance and Movements

In April 2024, we repaid $956 million of the 6% senior notes at maturity.

In October 2024, we repaid $685 million of the 1.13% senior notes at maturity.

Total Equity

Total equity was $7,914 million as of December 31, 2025, compared to $5,380 million as of December 31, 2024. This increase was mainly due to a net income attributable to Teva of $1,410 million, and a positive impact of $719 million from exchange rate fluctuations.

Exchange rate fluctuations affected our balance sheet, as approximately 62% of our net assets (including both non-monetary and monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2024, changes in currency rates had a positive impact of $719 million on our equity as of December 31, 2025. The following main currencies increased in value against the U.S. dollar: Russian ruble by 28%, Mexican peso by 13%, Polish złoty by 13%, Swiss franc by 12%, Bulgarian lev by 12%, euro by 11%, Chilean peso by 9%, British pound by 7%, and Canadian dollar by 5%. All comparisons are on a year-end to year-end basis.

Cash Flow

We continually seek to improve the efficiency of our working capital management. Periodically, as part of our cash and commercial relationship management activities, we make decisions in our commercial, supply chain, and other activities which drive an optimization of our inventory levels, an acceleration of receivable payments from customers, or deceleration of payments to vendors, including timing of payments related to legal settlements, tax authorities and other matters. These have the effect of increasing or decreasing cash from operations, as well as working capital balance items during any given period. Increased cash from operations has the effect of reducing our leverage ratio, which is measured net of cash and cash equivalents, as of the end of such period. In connection with these efforts, we were able to secure more favorable payment terms from many of our vendors which are expected to continue in future periods. In addition, in periods in which collections from customers are delayed, we have and expect we may in the future extend the time to pay certain vendors, so as to balance our liquidity position. Such decisions have had, and may in the future have, a material impact on our annual operating cash flow measurement and results of operations.

Cash flow generated from operating activities in 2025 was $1,649 million, compared to $1,247 million in 2024. The increase in 2025 resulted mainly from development milestone payments received in connection with the initiation of Phase 3 studies for duvakitug (anti-TL1A), partially offset by higher legal settlement payments. Net changes in working capital items were neutral.

During 2025, we generated free cash flow of $2,396 million, which we define as comprising $1,649 million in cash flow generated from operating activities, $1,214 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $34 million in proceeds from divestitures of businesses and other assets, partially offset by $501 million in cash used for capital investments. During 2024, we generated free cash flow of $2,068 million, which we define as comprising $1,247 million in cash flow generated from operating activities, $1,291 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $43 million proceeds from divestitures of businesses and other assets, partially offset by $498 million in cash used for capital investments and $15 million in cash used for acquisition of businesses, net of cash acquired. The increase in 2025 resulted mainly from higher cash flow generated from operating activities.

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

We are committed to pay royalties to owners of know-how, partners in alliances and certain other arrangements, and to parties that financed R&D at a wide range of rates as a percentage of sales of certain products, as defined in the agreements. In some cases, the royalty period is not defined; in other cases, royalties will be paid over various periods not exceeding 20 years. Certain of our collaboration agreements include cost-sharing arrangements for development activities which represent additional contractual commitments with the amount and timing of such payments dependent on the progress of such activities.

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

Aggregated Contractual Obligations

The following table summarizes our material contractual obligations and commitments as of December 31, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(U.S. $ in millions)
Long-term debt obligations, including estimated interest*	$21,704	$2,625	$6,212	$5,541	$7,326
Purchase obligations (including purchase orders)	1,623	1,249	249	123	2

Total	$23,327	$3,874	$6,461	$5,664	$7,328

*	Long-term debt obligations mainly include senior notes, sustainability-linked senior notes and convertible senior debentures, as disclosed in note 9 to our consolidated financial statements.

The total gross amount of unrecognized tax benefits for uncertain tax positions was $596 million on December 31, 2025. Payment of these obligations would result from settlements with tax authorities. Due to the difficulty in determining the timing and magnitude of settlements, these obligations are not included in the table above. Correspondingly, it is difficult to ascertain whether we will pay any significant amount related to these obligations within the next year.

We have committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. As of December 31, 2025, if all development milestones and targets, for compounds in Phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $104 million. Additional contingent payments are owed upon achievement of product approval or launch milestones.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements, except for: (i) surety underwritten guarantees Teva has provided the European Commission in an amount of 462.2 million euros, together with specified post-decision interest, which remain in force for three years, and which includes substantially similar covenants as our RCF, as disclosed in note 12b to our consolidated financial statements, and (ii) securitization transactions, which are disclosed in note 10f to our consolidated financial statements.

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

The following table presents our non-GAAP net income and non-GAAP EPS for the years ended December 31, 2025 and 2024, as well as reconciliations of each measure to their nearest GAAP equivalents:

			Year ended December 31,
($ in millions except per share amounts)			2025	2024
Net income (Loss) attributable to Teva	($)	($)	1,410	(1,639)
Increase (decrease) for excluded items:
Amortization of purchased intangible assets			581	588
Legal settlements and loss contingencies(1)			473	761
Goodwill impairment(2)			—	1,280
Impairment of long-lived assets(3)			1,029	1,275
Restructuring costs(4)			225	74
Equity compensation			157	123
Contingent consideration(5)			54	303
Loss (Gain) on sale of business			22	(15)
Accelerated depreciation			21	13
Financial expenses			69	49
Items attributable to non-controlling interests(3)			2	(339)
Other non-GAAP items(6)			186	229
Corresponding tax effects and unusual tax items(7)			(819)	157
Non-GAAP net income attributable to Teva	($)	($)	3,411	2,860
Non-GAAP tax rate(8)			15.8%	15.3%
GAAP diluted earnings (loss) per share attributable to Teva	($)	($)	1.21	(1.45)
EPS difference(9)			1.72	3.94
Non-GAAP diluted EPS attributable to Teva(9)	($)	($)	2.93	2.49
Non-GAAP average number of shares (in millions)(9)			1,163	1,150

(1)

Adjustments for legal settlements and loss contingencies in 2025 were mainly related to an update to the estimated settlement provision of $220 million for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), an update of $56 million related to the provision recorded for the carvedilol patent litigation, an update of $55 million related to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation, as well as a provision of $35 million recorded for the antitrust litigation related to QVAR.

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

(2)	In 2024, goodwill impairment charges of $1,280 million were recorded related to our API reporting unit.
(3)

Adjustments for impairment of long-lived assets in 2025 were mainly related to a $726 million impairment charge in connection with a manufacturing facility in Europe. Adjustments for impairment of long-lived assets and items attributable to non-controlling interests in 2024 primarily consisted of $715 million and $342 million, respectively, related to the classification of our business venture in Japan as held for sale. In addition, in 2024 we recognized an impairment of $275 million related to the classification of our API business (including its R&D, manufacturing and commercial activities) as held for sale.

(4)

In 2025, Teva recorded $225 million of restructuring expenses primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations, mainly through headcount reduction.

(5)	Adjustments in 2024 primarily related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide capsules (the generic version of Revlimid®) of $270 million.
(6)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, certain inventory write-offs, material litigation fees and other unusual events.

(7)	Adjustments for corresponding tax effects and unusual tax items in 2025 include an income tax item in an amount of $246 million related to a valuation allowance release in the U.S.

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

(9)	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

Trend Information

The following factors are expected to have a significant effect on our 2026 results:

•	continued growth of our key innovative medicines AUSTEDO, AJOVY and UZEDY;

•	expanding and accelerating our innovative medicines and biosimilar pipeline, including by pursuing business development and other strategic opportunities;

•	ability to successfully execute key generic launches in a timely manner including high-value complex generic medicines, and to successfully develop and launch new biosimilar products;

•

continued competition for our generic products where multiple similar generic products have been launched, resulting in pricing pressure in the generics markets and lower revenues. We do, however, also see certain generic opportunities to grow our business, including our portfolio of new drug applications and our portfolio of approved complex products;

•	continued decline in sales of certain innovative medicines due to loss of exclusivity, generic competition and/or availability of alternative therapies;

•

ongoing impact of macroeconomic headwinds, imposition of tariffs and geopolitical tensions, including global supply chain disruptions as well as exchange rate fluctuations could continue to impact our production and distribution processes, product availability and ability to timely respond to consumer demand. For further details, see “—Macroeconomic Environment” above;

•

ongoing evaluation to further focus our business by optimizing our portfolio and global manufacturing footprint to achieve additional operational efficiencies, including potential divestitures, such as our intention to divest the Teva API business, which may affect our business and operations;

•

ongoing execution of our Teva Transformation programs, pursuant to which we expect to achieve cost savings through a variety of initiatives including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend in the following years;

•	our continued financial discipline and debt repayment schedule;

•	continued payments related to litigation and tax settlements;

•	continued efforts towards achieving our long-term financial goals; and

•	continued improvement in our credit ratings by credit agencies.

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

The critical accounting estimates relate to the following:

•	Revenue Recognition and SR&A in the United States

•	Income Taxes

•	Contingencies

•	Impairment of Property, Plant and Equipment

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

For a discussion of the uncertain tax positions, deferred tax and valuation allowance estimates see notes 1 and 13 to our consolidated financial statements.

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

Impairment of Property, Plant and Equipment

The Company assesses changes in economic, regulatory and legal conditions and makes assumptions regarding estimated future cash flows in evaluating the value of the Company’s property, plant and equipment.

The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its property, plant and equipment assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. If quoted market prices are not available, the Company will estimate fair value using a discounted value of estimated future cash flows approach.

Recently Issued Accounting Pronouncements

See note 1 to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The objective of our financial risk management measures is to minimize the impact of risks arising from foreign exchange and interest rate fluctuations. To reduce these risks, we take various operational measures in order to achieve a natural hedge and may enter, from time to time, into financial derivative instruments. Our derivative transactions are executed under International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements with global banks under agreed terms and conditions that mitigate credit risk. We also believe that due to our diversified derivatives portfolio, the credit risk associated with any of these banks is minimal. No derivative instruments are entered into for trading purposes.

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

Cash Flow Exposure

Our total revenues were $17,258 million in 2025. Of these revenues, approximately 43% were denominated in currencies other than the U.S. dollar, of which 20% in euros and the rest in other currencies, none of which accounted for more than 3% of total revenues in 2025. In most currencies, we recorded corresponding expenses.

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

As of December 31, 2025, we hedged part of our expected operating results for 2026 in currencies other than the U.S. dollar, primarily the British pound, Canadian dollar, Swiss franc, Russian ruble, Polish złoty, Indian rupee and Israeli shekel.

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

The table below presents exposures exceeding $50 million in absolute values:

Net exposure as of December 31, 2025
Liability/Asset	(U.S. $ in millions)
ILS/USD	823
GBP/EUR	538
JPY/USD	286
CHF/USD	250
CHF/EUR	219
EUR/USD	216
GBP/USD	101
EUR/CAD	88
USD/MXN	63
HUF/USD	52
USD/PLN	51

Outstanding Foreign Exchange Hedging Transactions

As of December 31, 2025 and 2024, we had outstanding derivatives, primarily forwards contracts, with a corresponding notional amount of approximately $3.35 billion and $3.9 billion, respectively.

The table below presents the net notional and fair values of the financial derivatives entered into as of December 31, 2025, in order to reduce currency exposure arising from our cash flow and balance sheet exposures. The table below presents only currency paired with hedged net notional values exceeding $50 million.

Currency (sold)	Cross Currency (bought)	Net Notional Value		Fair Value		2025 Weighted Average Cross Currency Prices or Strike Prices
		2025	2024	2025	2024
	(U.S. $ in millions)
Forward:
USD	ILS	971	857	64	7	3.40
EUR	GBP	538	646	3	5	0.88
USD	JPY	277	(306)	(3)	11	150.61
EUR	CHF	219	300	(1)	(3)	0.92
PLN	USD	135	(117)	(2)	3	3.64
USD	CHF	134	(118)	3	5	0.79
USD	EUR	121	(236)	—	(2)	1.18
CAD	EUR	88	(61)	(1)	—	1.62
RUB	USD	88	49	(7)	5	92.34
USD	INR	71	179	(3)	(2)	87.91
USD	HUF	68	(14)	1	(1)	337.82
MXN	USD	63	69	(2)	1	18.58
SEK	USD	62	87	(1)	2	9.32
CAD	USD	59	116	1	3	1.36

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

We raise capital through various debt instruments including senior notes, sustainability-linked senior notes, and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, we have swapped from a fixed to a variable interest rate (“fair value hedge”), from a variable to a fixed interest rate and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of December 31, 2025, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

In certain cases, we may hedge, in whole or in part, against exposure arising from a specific transaction, such as debt issuances related to an acquisition or debt refinancing, by entering into forward and interest rate swap contracts and/or by using options.

The table below presents the aggregate outstanding debt by currencies and maturities as of December 31, 2025:

Currency	Total Amount	Interest Rate Ranges		2026	2027	2028	2029	2030	2031 & thereafter
	(U.S. dollars in millions)
Fixed Rate:
USD	9,559	3.15%	8.13%	1,798	649	1,250	1,398	696	3,768
Euro	7,291	1.63%	7.88%	—	2,115	880	779	1,762	1,755
USD convertible debentures	23	0.25%	0.25%	23	—	—	—	—	—

Variable Rate:

Total:	16,873			$1,821	$2,764	$2,130	$2,177	$2,458	$5,523

Less debt issuance costs	(66)

Total:	$16,807

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Teva Pharmaceuticals Industries Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teva Pharmaceutical Industries Limited and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 8 (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control
– Integrated Framework
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
Sales Reserves and Allowances (“SR&A”) – Chargebacks and Medicaid in the United States
As described in Notes 1 and 3 to the consolidated financial statements, revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer. The amount of consideration to which the Company expects to be entitled varies as a result of rebates, chargebacks and other SR&A that the Company offers to its customers and their customers. Variable consideration is recorded by the Company concurrently with the satisfaction of performance obligations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of December 31, 2025, consolidated SR&A for chargebacks and Medicaid and other governmental allowances were $1,638 million. Provisions for chargebacks involve estimates of usage by indirect buyers with varying contract prices and wholesaler inventory levels. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers. Provisions for estimating chargebacks are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Provisions for Medicaid are based on historical trends of rebates paid, as well as on changes in wholesaler and retail inventory levels and increases or decreases in sales.
The principal considerations for our determination that performing procedures relating to SR&A for chargebacks and Medicaid in the United States is a critical audit matter are (i) the significant judgment by management due to the significant measurement uncertainty involved in developing the reserves, as the reserves are based on assumptions developed using contractual and mandated terms with customers, historical experience, and projected market conditions in the U.S.; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to open claims for Medicaid, wholesaler inventory levels and expected chargeback levels.
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
Long-lived assets impairment assessment – Manufacturing facility in Europe (“Asset Group”)
As described in Notes 1 and 15 to the consolidated financial statements, the Company recorded an impairment charge of $726 million for long-lived assets in connection with the Asset Group, for the year ended December 31, 2025. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When impairment indicators are identified, an estimate of the future undiscounted cash flows of the assets group is compared to its carrying value to determine whether an impairment exists. If such evaluation indicates that the carrying amount of the asset group is not recoverable, the assets are considered to be impaired. The impairment to be recognized is measured as the amount by which the carrying amount of the Asset Group exceeds its fair value. Management’s cash flow projections included significant judgments and assumptions relating to the amount and timing of expected projected cash flows, discount rates and revenue growth rate.
The principal considerations for our determination that performing procedures relating to the long-lived assets impairment assessment of the Asset Group, is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Asset Group; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows, discount rates and the revenue growth rate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived assets impairment assessment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Asset Group to assess the recoverability of carrying amounts of the long lived assets in connection with the Asset Group; (ii) evaluating the appropriateness of the undiscounted cash flow models used by management; (iii) testing the completeness and accuracy and relevance of underlying data used in the undiscounted cash flow models; (iv) evaluating the reasonableness of significant assumptions used by management related to amount and timing of projected future cash flows, the discount rates and the revenue growth rate based on factors related to the Company’s forecast; and (v) performing sensitivity analysis around the significant assumptions to understand the effect of reasonably possible alternative assumptions on fair value.
/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited
Tel Aviv, Israel
February 3, 2026
We have served as the Company’s auditor since at least 1976. We have not been able to determine the specific year we began serving as the auditor of the Company.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,556	$3,300
Accounts receivables, net of allowance for credit losses of $81 million and $78 million as of December 31, 2025 and December 31, 2024, respectively	3,709	3,059
Inventories	3,179	3,007
Prepaid expenses	1,122	1,006
Other current assets	539	409
Assets held for sale	1,842	1,771

Total current assets	13,946	12,552
Deferred income taxes	2,191	1,799
Other non-current assets	405	462
Property, plant and equipment, net	4,080	4,581
Operating lease right-of-use assets	345	367
Identifiable intangible assets, net	3,781	4,418
Goodwill	16,000	15,147

Total assets	$40,748	$39,326

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,820	$1,781
Sales reserves and allowances	4,143	3,678
Accounts payables	2,531	2,203
Employee-related obligations	739	624
Accrued expenses	2,687	2,792
Other current liabilities	1,182	1,020
Liabilities held for sale	354	698

Total current liabilities	13,456	12,796
Long-term liabilities:
Deferred income taxes	296	483
Other taxes and long-term liabilities	3,808	4,028
Senior notes and loans	14,986	16,002
Operating lease liabilities	288	296

Total long-term liabilities	19,379	20,809

Commitments and contingencies , see note 12
Total liabilities	32,834	33,606

Redeemable non-controlling interests	—	340

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; December 31, 2025 and December 31, 2024: authorized 2,495 million shares; issued 1,257 million shares and 1,240 million shares, respectively	58	58
Additional paid-in capital	28,133	27,764
Accumulated deficit	(13,762)	(15,173)
Accumulated other comprehensive loss	(2,391)	(3,148)
Treasury shares as of December 31, 2025 and December 31, 2024: 107 million ordinary shares	(4,128)	(4,128)

	7,910	5,373

Non-controlling interests	4	7

Total equity	7,914	5,380

Total liabilities, redeemable non-controlling interests and equity	$40,748	$39,326

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Net revenues	$17,258	$16,544	$15,846
Cost of sales	8,320	8,481	8,200

Gross profit	8,938	8,064	7,645
Research and development expenses, net	1,013	998	953
Selling and marketing expenses	2,686	2,541	2,336
General and administrative expenses	1,287	1,161	1,162
Intangible assets impairments	259	251	350
Goodwill impairment	—	1,280	700
Other asset impairments, restructuring and other items	1,050	1,388	718
Legal settlements and loss contingencies	467	761	1,043
Other loss (income)	18	(14)	(49)

Operating income (loss)	2,157	(303)	433
Financial expenses – net	934	981	1,057

Income (loss) before income taxes	1,223	(1,284)	(624)
Income taxes (benefit)	(180)	676	(7)
Share in (profits) losses of associated companies – net	(15)	(1)	(2)

Net income (loss)	1,418	(1,959)	(615)
Net income (loss) attributable to redeemable and non-redeemable non-controlling interests	7	(320)	(56)

Net income (loss) attributable to Teva	1,410	(1,639)	(559)

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$1.23	$(1.45)	$(0.50)

Diluted	$1.21	$(1.45)	$(0.50)

Weighted average number of shares (in millions):
Basic	1,145	1,131	1,119

Diluted	1,163	1,131	1,119

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$1,418	$(1,959)	$(615)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	732	(530)	80
Unrealized gain (loss) on derivative financial instruments, net	39	28	29
Unrealized gain (loss) on defined benefit plans, net	13	(6)	(18)

Total other comprehensive income (loss)	784	(508)	91

Total comprehensive income (loss)	2,202	(2,467)	(524)
Comprehensive income (loss) attributable to redeemable and non-redeemable non-controlling interests	34	(381)	(106)

Comprehensive income (loss) attributable to Teva	$2,168	$(2,086)	$(418)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva share- holders’ equity	Non-controlling interests	Total equity

		(U.S. dollars in millions)
Balance at January 1, 2023	1,217	57	27,688	(12,975)	(2,838)	(4,128)	7,804	794	8,598
Changes during 2023:
Net income (loss)				(559)			(559)	(56)	(615)
Other comprehensive income (loss)					141		141	(50)	91
Issuance of shares	10	*	*				*		*
Stock-based compensation expense			121				121		121
Dividend to non-controlling interests**								(68)	(68)

Balance at December 31, 2023	1,227	57	27,807	(13,534)	(2,697)	(4,128)	7,506	620	8,126
Changes during 2024:
Net income (loss)				(1,639)			(1,639)	(320)	(1,959)
Other comprehensive income (loss)					(447)		(447)	(61)	(508)
Issuance of shares	13	1	*				1		1
Stock-based compensation expense			123				123		123
Proceeds from exercise of options			19				19		19
Dividend to non-controlling interests**								(18)	(18)
Purchase of shares from non-controlling interests***			(45)		(3)		(48)	(16)	(64)
Reclassification to redeemable non-controlling interests****			(142)				(142)	(198)	(340)

Balance at December 31, 2024	1,240	58	27,764	(15,173)	(3,148)	(4,128)	5,373	7	5,380
Changes during 2025:
Net income (loss)				1,410			1,410	1	1,411
Other comprehensive income (loss)					757		757		757
Issuance of shares	16	*	*				1		1
Stock-based compensation expense			157				157		157
Proceeds from exercise of options			47				47		47
Purchase of shares from redeemable non-controlling interests****			165				165		165
Dividend to non-controlling interests*****								(4)	(4)

Balance at December 31, 2025	1,256	$58	$28,133	$(13,762)	$(2,391)	$(4,128)	$7,910	$4	$7,914

*	Represents an amount less than $0.5 million.
**	Mainly in connection with a declaration of dividends to non-controlling interests in Teva’s business venture in Japan.
***	Purchase of shares from non-controlling interests in a Teva’s subsidiary in Switzerland.
****	In connection with the sale of Teva’s business venture in Japan. See note 22.
*****	In connection with a declaration of dividends to non-controlling interests in Teva’s subsidiary in Bulgaria.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$1,418	$(1,959)	$(615)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment of goodwill	—	1,280	700
Impairment of long-lived assets and assets held for sale	1,028	1,275	378
Depreciation and amortization	1,002	1,059	1,153
Net change in operating assets and liabilities	(1,366)	(435)	(72)
Deferred income taxes — net and uncertain tax positions	(671)	(634)	(317)
Stock-based compensation	157	123	121
Net loss (gain) from sale of business and long-lived assets	—	(22)	(41)
Other items, net *	81	560	61

Net cash provided by (used in) operating activities	1,649	1,247	1,368

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	1,214	1,291	1,477
Purchases of property, plant and equipment and intangible assets	(501)	(498)	(526)
Proceeds from sale of business and long-lived assets	34	43	68
Purchases of investments and other assets	(57)	(71)	(46)
Proceeds from sale of investments	42	40	—
Acquisitions of businesses, net of cash acquired	—	(15)	—
Other investing activities	5	2	(5)

Net cash provided by (used in) investing activities	737	792	968

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(4,112)	(1,641)	(4,152)
Proceeds from senior notes, net of issuance costs	2,298	—	2,451
Proceeds from short term debt	—	—	700
Repayment of short-term debt	—	—	(700)
Purchase of shares from redeemable and non-redeemable non-controlling interests	(38)	(64)	—
Dividends paid to redeemable and non-redeemable non-controlling interests	(340)	(78)	—
Other financing activities	41	(8)	(212)

Net cash provided by (used in) financing activities	(2,151)	(1,791)	(1,913)

Translation adjustment on cash, cash equivalents and restricted cash	21	(174)	(30)

Net change in cash, cash equivalents and restricted cash	256	74	393
Balance of cash, cash equivalents and restricted cash at beginning of year	3,300	3,227	2,834

Balance of cash, cash equivalents and restricted cash at end of year	$3,556	$3,300	$3,227

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	3,556	3,300	3,226
Restricted cash included in other current assets	—	—	1

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	3,556	3,300	3,227

*	“Other items, net” in the year ended December 31, 2024 includes mainly amounts related to an agreement with the Israeli Tax Authorities.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(U.S. dollars in millions)
Supplemental cash flow information:

	Year ended December 31,
	2025	2024	2023
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,278	$1,286	$1,446
Dividend declared to non-controlling interests	—	$—	$67
Cash paid during the year for:
Interest	$950	$1,004	$1,078
Net change in operating assets and liabilities:

	Year ended December 31,
	2025	2024	2023
Other assets	$(1,330)	$(1,104)	$(1,525)
Trade payables, accrued expenses, employee-related obligations and other liabilities	(15)	258	1,588
Trade receivables net of sales reserves and allowances	(173)	245	12
Inventories	152	166	(147)

	$(1,366)	$(435)	$(72)

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

9
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
NOTE 1 — Significant accounting policies:

a.	General:
Operations
Teva Pharmaceutical Industries Limited (the “Parent Company”), together with its subsidiaries and associated companies (the “Company,” “Teva” or the “Group”), is engaged in the development, manufacturing, marketing and distribution of generics, innovative medicines and biopharmaceuticals. The majority of the Group’s revenues are in the United States and Europe.
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
In preparing the Company’s consolidated financial statements, management also considered the economic implications of inflation expectations on its critical and significant accounting estimates. Actions taken to address macroeconomic developments such as decisions regarding interest rates in the countries in which Teva operates, as well as their economic impact on Teva’s third-party manufacturers and suppliers, customers and markets, could also impact such estimates and may change in future periods. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to: determining the valuation and recoverability of IPR&D and long-lived assets, marketed product rights and goodwill, assessing sales reserves and allowances in the United States, uncertain tax positions, valuation allowances and contingencies. Some of these estimates could be impacted by higher costs and the ability to pass on such higher costs to customers, which is highly uncertain.
In preparing the Company’s consolidated financial statements, management also considered the impact of geopolitical conflicts and developments, including in the Middle East and in Russia and Ukraine. Other than the impact on the goodwill impairment charge in its International Markets reporting unit recorded in the second quarter of 2023 resulted from the sustained conflict between Russia and Ukraine, the impact of these conflicts on Teva’s results of operation and financial condition continued to be immaterial as of December 31, 2025.
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

9
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results net of related income taxes are reversed from equity to income. Foreign currency exchange gains and losses are included in net income (loss).
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, joint ventures and variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary. For those consolidated entities where Teva owns less than 100%, the outside shareholders’ interests are shown as non-controlling
interests
in equity. Investments in affiliates over which the Company has significant influence but not a controlling interest, are carried on an equity basis.
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
No. 2025-07
(“ASU
2025-07”),
Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance refines the scope of Topic 815 by clarifying which contracts are subject to derivative accounting and expands the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU
2025-07
are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Effective January 1, 2025, the company early adopted ASU
2025-07
on a modified retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU
2025-05,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Effective January 1, 2025, the company early adopted ASU
2025-05
on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU
2023-09
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU
2023-09
address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU
2023-09
is effective for the Company’s annual reporting period beginning January 1, 2025. The Company has adopted this update on a prospective basis. The adoption of this guidance resulted in expanded disclosures in its consolidated financial statements.

9
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Recently issued accounting pronouncements, not yet adopted
In December 2025, the FASB issued ASU
2025-12
“Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In December 2025, the FASB issued ASU
2025-11,
“Interim Reporting (Topic 270) Narrow-Scope Improvements.” The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09 to amend the guidance in “Derivatives and Hedging” (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Topic 350-40): Targeted Improvements.” This ASU 2025-06 provides updated guidance clarifying the capitalization of costs related to internal-use software, including enhanced guidance on cloud computing arrangements. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
or Regulation
S-K,
the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company does not expect ASU
2023-06
to have a material impact on its consolidated financial statements

c.	Acquisitions:
The Company makes a determination whether a transaction should be accounted for as a business combination or as an asset acquisition in accordance with ASC 805, Business Combinations.
In a business combination, the acquisition method of accounting generally requires that the assets acquired and liabilities assumed be recorded as of the date of the acquisition at their respective fair values. Amounts allocated to acquired in-process
research and development are capitalized as indefinite-lived intangible assets. Any excess of the purchase price (consideration transferred), including the fair value of any contingent consideration and any non-controlling interest
in the acquire, over the fair values of net assets acquired is recorded as goodwill. Contingent consideration obligations that are classified as liabilities, are recorded at fair value as of the acquisition date and remeasured each subsequent reporting period until the contingencies have been resolved, with any adjustments in fair value recognized in earnings under other asset impairments, restructuring and other items. Transaction costs are expensed as incurred.
If it is determined that the assets acquired do not meet the definition of a business, or if substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset, then the transaction is accounted for as an asset acquisition rather than a business combination. In an asset acquisition, assets acquired are recorded at cost which is generally allocated to the assets on a relative fair value basis. Goodwill is not recognized, and acquired in-process
research and development with no alternative future use is charged to expense.
The fair value of contingent consideration liabilities acquired as part of business combination is determined at the acquisition date using unobservable inputs in accordance with ASC 805, Business Combinations. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period until the contingency is resolved, the contingent consideration liability is remeasured at current fair value with changes (either expense or income) recorded in earnings under other asset impairments, restructuring and other items. Significant events that increase or decrease the probability of achieving development and regulatory milestones or that increase or decrease projected cash flows will result in corresponding increases or decreases in the fair values of the related contingent consideration obligations.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The Company recognizes revenue generated and costs incurred on sales to third parties as it relates to collaborative agreements on a gross or net basis. When the Company is the principal in sales transactions with third parties, the Company recognizes sales, cost of sales and selling, general and administrative expenses on a gross basis. Profit sharing amounts it pays to its collaborative partners are recorded within cost of sales. When the collaborative partner is the principal on sales transactions with third parties, the Company records profit sharing amounts received from its collaborative partners on a net basis.
Research and development costs the Company incurs related to collaborations are recorded within research and development expenses. Cost reimbursements to the collaborative partner or payments received from the collaborative partner to share these costs pursuant to the terms of the collaboration agreements are recorded as increases or decreases to research and development expenses.
In addition, the terms of the collaboration agreements may require the Company to make payments based upon the achievement of certain developmental, regulatory approval or commercial milestones. Upfront and milestone payments payable by the Company to collaborative partners prior to regulatory approval are expensed as incurred and included in Research and development expenses. Payments due to collaborative partners upon or subsequent to regulatory approval are capitalized as an intangible asset and amortized to Cost of sales over the estimated useful life of the corresponding intangible asset, provided that future cash flows support the amounts capitalized. Sales-based milestones payable by the Company to collaborative partners are accrued and capitalized, subject to cumulative amortization catch-up,
when determined to be probable of being achieved by the Company and when reasonably estimable. The amortization catch-up
is calculated either from the time of the first regulatory approval for indications that were unapproved at the time the collaboration was formed, or from the time of the formation of the collaboration for approved products. The related intangible asset that is recognized is amortized to Cost of sales over its remaining useful life, subject to impairment testing.

e.	Equity securities:
The Company measures equity securities at fair value, with changes in fair value recognized in net income, in accordance with ASC 321, Investments—Equity Securities. For equity investments that do not have a readily determinable fair value and are not accounted for under the equity method or consolidated, the Company elects the measurement alternative. Under this approach, such investments are carried at cost, less any impairment, and adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Impairment assessments are performed each reporting period when indicators of impairment exist. Dividend income is recognized as earned, to the extent it represents a distribution of the investee’s accumulated earnings; other distributions are treated as a return of investment and reduce the carrying amount of the investment.

f.	Fair value measurement:
The Company measures certain assets and liabilities in accordance with ASC 820, Fair Value Measurement.. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

10
2

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
The Company’s valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs whenever possible and considers factors such market conditions and counterparty credit risk.

g.	Cash and cash equivalents:
All highly liquid investments, which include short-term bank deposits and money market instruments, that are not restricted as to withdrawal or use, and investment in short-term debentures, the period to maturity of which did not exceed three months at the time of investment, are considered to be cash equivalents.

h.	Restricted cash:
Restricted cash represents amounts which are legally
restricted
to withdrawal or usage and is presented in the Consolidated Balance Sheet under other current assets.

i.	Accounts Receivables:
Accounts receivables are recorded net of allowance for credit losses. The Company maintains the allowance for estimated credit losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable based on current conditions as of the balance sheet date in accordance with
ASC 326-20-30-10C
and ASC
326-20-30-10D.
The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and economic and market conditions.
Write-off
activity and recoveries for the periods presented were not material.
The Company elected to apply the practical expedient provided in ASU
2025-05
as described above.

j.	Concentration of credit risks:
Most of Teva’s cash and cash equivalents, along with investment in securities, on December 31, 2025 were deposited with European, U.S. and Israeli banks and financial institutions and were comprised mainly of money market funds investments and cash deposits.
The U.S. market constituted approximately 53%
of Teva’s consolidated revenues in 2025. The exposure of credit risks relating to other trade receivables outside the U.S. is limited, due to the relatively large number of group customers and their wide geographic distribution. Teva performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral. From time to time, the Company may choose to purchase trade credit insurance.

10
3

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

l.	Long-lived assets, other indefinite-lived intangible assets and goodwill:
Long-lived assets
Teva’s long-lived,
non-current
assets are comprised mainly of identifiable intangible assets that are subject to amortization, property, plant and equipment, and operating lease right-of-use
(“ROU”) assets. All long-lived assets with finite lives are monitored for impairment indicators throughout the year in accordance with
ASC 360-10,
Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group). If such evaluation indicates that the carrying amount of the asset (or asset group) is not recoverable, the assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value.
Property, plant and equipment
Property, plant and equipment are stated at cost, after deduction of the related investment grants, and depreciated using the straight-line method over the estimated useful life of the assets: buildings, mainly 40 years; machinery and equipment, mainly 20 years; and other assets (such as computer equipment, internal-used software, and assets under constructions) between 5 to 10 years.
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

10
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

under cost of sales, while amortization of marketing and distribution rights, if separable, is recorded under selling and marketing expenses (“S&M”).
Indefinite life intangible assets, primarily IPR&D assets, are monitored for research and development progress, clinical trial outcomes, and regulatory approvals to identify any triggering events for impairment.
IPR&D acquired in a business combination is capitalized as an indefinite life intangible asset until the related research and development efforts are either completed or abandoned. In the reporting periods where they are treated as indefinite life intangible assets, they are not amortized but rather are monitored triggering events and tested for impairment at least on an annual basis in the second quarter of the fiscal year. Upon completion of the related research and development efforts, management determines the useful life of the intangible assets and amortizes them accordingly. In case of abandonment or a reduction in the expected realizable value of the asset, the related research and development assets are impaired. Acquired IPR&D, not in a business combination, is expensed on its acquisition date unless it has an alternative future use.
Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Whenever impairment indicators are identified, Teva reconsiders the asset’s estimated life, calculates the undiscounted value of the asset’s or asset group’s cash flows and compares such value against the asset’s or asset group’s carrying amount. If the carrying amount is greater, Teva records an impairment loss for the excess of book value over fair value based on the discounted cash flows.
For indefinite life intangible assets, Teva tests for impairment on an annual basis, in the second quarter of the fiscal year, or more frequently if facts and circumstances indicate an asset is more likely than not impaired, as required by ASC 350, intangibles–Goodwill and Other. Teva determines the fair value of the asset based on discounted cash flows and records an impairment loss if its carrying value exceeds fair value.
In determining the estimated fair value of identifiable intangible assets, Teva utilized a discounted cash flow model. The key assumptions within the model related to forecasting future revenue and operating income, an appropriate discount rate and an appropriate terminal value based on the nature of the long-lived asset. Teva’s updated forecasts of net cash flows for the impaired assets reflect, among others, the following: (i) for IPR&D assets, the impact of changes to the development programs, the projected development and regulatory timeframes and the risks associated with these assets; and (ii) for product rights, pricing and volume projections, as well as patent life and any significant changes to the competitive environment.
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration and any non-controlling
interest in the acquiree, over the assigned fair values of the identifiable net assets acquired as part of a business combination. Goodwill is not amortized and is assigned to reporting units and tested for impairment on an annual basis in the second quarter of the fiscal year, or more frequently, if facts and circumstances indicate an asset is more likely than not impaired, as required by ASC 350, intangibles–Goodwill and Other.
The goodwill impairment test is performed according to the following principles:

1.	An initial qualitative assessment may be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

10
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

2.
If Teva concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative fair value test is performed. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized.

An interim goodwill impairment test may be required in advance or after of the annual impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For example, a substantial decline in Teva’s market capitalization, unexpected adverse business conditions, economic factors and unanticipated competitive activities may indicate that an interim impairment test is required. In the event that the Company’s market capitalization declines below its book value, Teva considers the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists.
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
The Company is involved in various patent, product liability, commercial, government investigations, environmental claims and other legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies, contingent consideration, other contingent liabilities incurred or acquired in a business combination, Teva records accruals for these types of contingencies to the extent that Teva concludes their occurrence is probable and that the related liabilities are reasonably estimable. When accruing these costs, the Company will recognize an accrual in the amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Teva records anticipated recoveries under existing insurance contracts that are probable of occurring at the gross amount that is expected to be collected, subject to a limitation that such anticipated recoveries do not exceed the related loss recognized. When applicable, the Company classifies the effects of the passage of time on the net present value of discounted legal accruals as legal expense. Legal costs are expensed as incurred.
The Company recognizes gain contingencies when they are realized or when all related contingencies have been resolved.

n.	Treasury shares:
Treasury shares are presented as a reduction of Teva shareholders’ equity and carried at their cost to Teva, under treasury shares.

o.	Stock-based compensation:
Teva accounts for grants of equity awards to employees in accordance with ASC 718, Compensation—Stock Compensation. Teva recognizes stock-based compensation expense for equity grants under the Teva’s long-term incentive plans (including stock options, restricted share units (“RSUs”) and performance share units (“PSUs”). The grant-date fair value of an award is primarily recognized as compensation expense using a straight-line attribution method over the award’s requisite service period.

10
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva uses the Black-Scholes model to compute the estimated fair value of stock option awards. Additionally, Teva uses a Monte Carlo simulation to compute the estimated fair value of PSUs that are subject to vesting based on the Company’s attainment of pre-established
criteria that include a market condition. The fair value of the RSUs is based on the market value of the underlying stock at the date of grant, less the present value of expected dividends not received during the vesting period, if applicable.
For performance-based restricted stock units that contain a performance condition, Teva recognizes stock-based
compensation expense if and when the Company determines that it is probable the performance condition will be achieved. If Teva subsequently determines that the performance criteria are not met or are not expected to be met, any amounts previously recognized as compensation expense are reversed in the period when such determination is made.
Teva accounts for forfeitures of share-based awards, RSUs and PSUs, at the time they occur.

p.	Deferred income taxes:
Teva accounts for deferred income taxes using the “asset and liability” method in accordance with ASC 740, Income taxes, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are based on the estimated future tax effects of temporary differences between the financial accounting and tax basis of assets and liabilities under the applicable tax laws, and on tax rates anticipated to be in effect when the deferred income taxes are expected to be paid or realized. Under ASC 740, a valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that a portion of the deferred income tax assets will not be realized. In determining whether a valuation allowance is needed, Teva considers all available evidence, including historical information, long range forecast of future taxable income and evaluation of tax planning strategies. Amounts recorded for valuation allowance can result from a complex series of judgments about future events and can rely on estimates and assumptions. Deferred income tax liabilities and assets are classified as non-current.
Tax has not been provided on taxes that would apply in the event of disposal of investments in subsidiaries, as it is generally Teva’s intention to hold these investments, not to realize them. The determination of the amount of related unrecognized deferred tax liability is not practicable.

q.	Uncertain tax positions:
Teva records uncertain tax positions in accordance with ASC 740, Income taxes, on the basis of a two-step
approach in which (1) Teva determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not
recognition threshold, Teva recognize the largest amount of tax benefit or expense that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Teva regularly re-evaluates
its tax positions based on developments in its tax audits, statute of limitations expirations, changes in tax laws and new information that can affect the technical merits and change the assessment of Teva’s ability to sustain the tax benefit. In addition, Teva classifies interest and penalties recognized in the financial statements relating to uncertain tax position under the income taxes line item.
Provisions for uncertain tax positions, whereas Teva has net operating losses to offset additional income taxes that would result from the settlement of the tax position, are presented as a reduction of the deferred tax assets for such net operating loss.

10
7

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
All derivatives are recognized on the Consolidated Balance Sheet at fair value in accordance with ASC 815, Derivatives and Hedging.
Fair value hedges: For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in financial expenses, net in the statements of income in the period that the changes in fair value occur.
Cash-flow hedges: For derivative instruments that are designated and qualify as a cash-flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the anticipated transaction in the same period or periods during which the hedged transaction affects earnings.
Net-investment
hedges: For derivative instruments that are designated as
net-investment
hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. The effective portion is determined by looking into changes in the spot exchange rate. The change in fair value attributable to changes other than those due to fluctuations in the spot exchange rate are excluded from the assessment of hedge effectiveness and are recognized in the statement of income under financial expenses, net.
For derivative instruments that qualify for hedge accounting, the cash flows associated with these derivatives are reported in the consolidated statements of cash flows consistently with the classification of the cash flows from the underlying hedged items that these derivatives are hedging.
Derivative instruments that do not qualify for hedge accounting are recognized on the balance sheet at their fair value. Gains and losses on foreign exchange contracts related to balance sheet items are recognized in earnings within “Financial expenses, net,” offsetting the revaluation of the underlying items. For economic hedges of projected revenues and expenses, changes in fair value are recognized in the same line item as the underlying exposure, typically within “Revenues”. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
8

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
Shipping and handling costs, after control of the product has transferred to a customer, are accounted for as a fulfillment cost and are recorded under S&M expenses. Shipping and handling costs to end customers, were $107 million, $119 million and $124 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Teva does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between the time of transfer of the promised goods or services to the customer and the time the customer pays for these goods or services to be generally one year or less, based on the practical expedient. The Company’s credit terms with customers typically range from thirty to ninety days.
Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (e.g., sales tax and other indirect taxes).
The Company generally recognizes the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs are recorded under S&M expenses. Similarly, Teva does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.
Nature of revenue streams
Revenue from sales of goods, including sales to distributors, is recognized when the customer obtains control of the product. This generally occurs when products are shipped once the Company has a present right to payment and legal title, and risk and rewards of ownership are obtained by the customer.
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
Revenue from sales-based milestones and royalties promised in exchange for a license of IP is recognized only when, or as, the later of subsequent sale or the performance obligation to which some or all of the sales-based
royalty has been allocated is satisfied.

10
9

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
Contract liabilities are mainly comprised of deferred revenues (defined as obligations to provide products or services to customers when payment has been made in advance and delivery or performance has not yet occurred), which were immaterial as of December 31, 2025 and 2024.
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
Medicaid and Other Governmental Rebates
Pharmaceutical manufacturers whose products are covered by the Medicaid program are required to provide a rebate to each state as a percentage of their average manufacturer’s price for generic products dispensed and

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

“best price” for innovative products dispensed. Many states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. The Company estimates these rebates based on historical trends of rebates paid, as well as on changes in wholesaler and retail inventory levels and increases or decreases in sales.
Chargebacks
The Company has arrangements with various third parties, such as managed care organizations and drug store chains, establishing prices for certain of Teva’s products. While these arrangements are made between the Company and the customers, the customers independently select a wholesaler from which they purchase the products. In certain cases, the wholesalers may enter into agreements with customers that establish the pricing of specific products, provided that Teva approves such agreements. Under either arrangement, Teva will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract prices. Provisions for chargebacks involve estimates of contract prices of over 2,000 products and multiple contracts with multiple wholesalers. Provisions for chargebacks involve estimates of usage by indirect buyers with varying contract prices and wholesaler inventory levels. The provision for chargebacks varies in relation to changes in product mix, pricing and the level of inventory at the wholesalers and, therefore, will not necessarily fluctuate in proportion to an increase or decrease in sales. Provisions for estimating chargebacks are calculated using historical chargeback experience and/or expected chargeback levels for new products and anticipated pricing changes. Teva considers current and expected price competition when evaluating the provision for chargebacks. Chargeback provisions are compared to externally obtained distribution channel reports for reasonableness. The Company regularly monitors the provision for chargebacks and makes adjustments when the Company believes that actual chargebacks may differ from estimated provisions.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Research and development (R&D) costs are expensed as incurred in accordance with ASC 730, Research and Development Arrangements.
Participations and grants in respect of research and development expenses are recognized as a reduction of research and development expenses as the related costs are incurred, or as the related milestone is met.
When the Company enters into an arrangement with another party to fund its R&D costs, the Company assesses whether the funding represents a liability or a contract to perform R&D services for others. If repayment is required regardless of the outcome, the Company recognizes a liability. If repayment is contingent on successful results or not required, the funding is accounted for as a contract to perform R&D services, and a reduction of R&D expense is recognized as related costs are incurred.
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
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2025, 2024 and 2023 were $309 million, $259 million and $162 million, respectively.

v.	Restructuring:
Restructuring provisions are recognized for the direct expenditures arising from restructuring initiatives, where the plans are sufficiently detailed and where appropriate communication to those affected has been made, in accordance with ASC 420, Exit or Disposal Cost Obligations.
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

11
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Special termination benefits arise when the Company offers, for a short period of time, to provide certain additional benefits to employees electing voluntary termination. A liability is recorded and the expense is recognized in the period the employees irrevocably accept the offer and the amount of the termination liability is reasonably estimable.

w.	Segment reporting:
The Company’s business includes three reporting segments based on three geographical areas:

(a)	United States segment.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries in which Teva operates other than those in the United States and Europe segments.
Each business segment manages the entire product portfolio in its region, including generic products, innovative medicines and over-the-counter
(“OTC”) products.
In addition to these three segments, Teva has other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. See also note 19.

x.	Earnings per share:
Basic earnings (loss) per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, net of treasury shares.
In computing diluted earnings per share, basic earnings per share are adjusted to by giving effect to all potential dilution that could occur upon: (i) the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans using the treasury stock method; and (ii) the conversion of the remaining convertible senior debentures using the
“if-converted”
method, by adding to net income interest expense on the debentures and amortization of issuance costs, net of tax benefits, and by adding the weight ed
average number of shares issuable upon assumed conversion of the debentures.

y.	Securitization and factoring
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

z.	Supplier finance program
When the Company enters into a supplier finance arrangement, it assesses whether the obligation should be classified as accounts payable or as debt, based on the substance of the arrangement and any changes in terms or conditions in accordance with ASC
405-50,
Supplier Finance Programs. If the original trade payable terms

11
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

remain unchanged and the Company’s obligation is not legally modified, the liability continues to be classified as accounts payable. If the arrangement results in a substantive change in terms or creates a financing component, the obligation is classified as debt.
Under each program, participating suppliers may elect to receive early payment on their invoices from a third-party financial institution under terms agreed between the supplier and the financial institution. Amounts outstanding under such programs are presented within trade payables in the Consolidated Balance Sheet and payments are reflected in operating cash flows, when classification as accounts payable is appropriate.

aa.	Divestitures
The Company nets the proceeds on the divestitures of businesses and tangible assets with the carrying amount of the related assets and records gain or loss on sale within other income. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when it is probable that a significant reversal of income will not occur, or in the case of a business, when such payments are realizable. For divestures of businesses, including divestitures of products that qualify as a business under ASC 805, Business Combinations, the Company reflects the relative fair value of goodwill associated with the businesses in the determination of gain or loss on sale.

bb.	Debt instruments
Debt instruments are initially recognized at the fair value of the consideration received. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liability. The debt instruments are subsequently recognized at amortized cost using the effective interest method. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are “substantially different” (as defined in the debt modification guidance in ASC
470-50
“Debt—Modifications and Extinguishments”). The Company classifies the current portion of long term debt as
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
4

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
Teva’s lease agreements have remaining lease terms ranging from 1 year to 74 years. Some of these agreements include options to extend the leases for up to 10 years and some include options to terminate the leases immediately. Certain leases also include options to purchase the leased property.
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
In
2024
, Teva paid mAbxience upfront and milestone payments of $
20
 million under the initial agreement, and $
15
 million under the amendment to the licensing agreement, which were recorded as R&D expenses. In
2025
, Teva paid milestone payments in the amount of $
29
 million, which were recorded as R&D expenses. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $
291
 million.

11
5

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
In exchange and subject to regulatory approval, Teva will pay Abingworth a milestone payment in the amount actually funded by Abingworth, as well as success payments based on DARI
(ICS-SABA)
sales. In January 2026, Teva and Abingworth signed an amendment to the development funding agreement to increase the total development funding by an additional $50 million. During 2025 and 2024, Teva recorded
$98 million and $42 million, respectively, as reimbursement for R&D expenses incurred in connection with this agreement.
Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and globally commercialize a BD9 multibody with potential indications including atopic dermatitis and asthma. In exchange, Teva paid an upfront payment of $10 million in January 2024, which was recorded as R&D expenses in the fourth quarter of 2023. In 2025, Teva paid a milestone payment of $
5

million, which was recorded as R&D expenses. Biolojic may be eligible to receive additional development and commercial milestone payments of approximately
$
500
 million, over the next several years, based on the achievement of certain pre-clinical,
clinical and regulatory milestones, with the majority of payments based on future sales achievements. On May
27
,
2025
, investigational new drug (IND)-enabling studies of BD
9
were initiated for this program.
Royalty Pharma
(TEV-‘749)
On November 9, 2023, Teva entered into a funding agreement with Royalty Pharma plc. (“Royalty Pharma”) to further accelerate the clinical research program for Teva’s olanzapine LAI
(TEV-’749).
Under the terms of the funding agreement, Royalty Pharma will provide Teva up to $100 million to fund ongoing development costs for olanzapine LAI
(TEV-‘749).
In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, paid over 5 years, in addition to royalties upon commercialization. Teva will continue to lead the development and commercialization of the product globally. During 2023 and 2024, Teva recorded $100 million as reimbursement for R&D expenses incurred in connection with this agreement, which collectively amounted to the total funding by Royalty Pharma. On December 9, 2025, Teva submitted a New Drug Application (“NDA”) to the FDA for olanzapine LAI
(TEV-’749),
based on the results from the Phase 3 trial.
Royalty Pharma
(TEV-’408)
On January 11, 2026, Teva entered into an additional funding agreement with Royalty Pharma to further accelerate the clinical research program for Teva’s anti-IL-15
antibody
(TEV-’408).
Under the terms of the

11
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

agreement, Royalty Pharma will provide Teva up to
$500
million to fund ongoing development costs for
TEV-’408
in vitiligo. This is comprised of
$75
million as R&D funding to conduct a Phase 2b study, which is expected to begin in 2026. Based on the future results from Phase 2b in vitiligo, Royalty Pharma will have an option to provide an additional
$425
million to fund the Phase 3 development program. In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, which could reach up to

130
%, subject to certain conditions, in addition to royalties upon commercialization of the product. The funding agreement with Royalty Pharma did not have any impact on Teva’s consolidated financial statements as of the date of this Annual Report on Form
10-K.
Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop
and
co- commercialize
Teva’s duvakitug (anti-TL1A,
TEV-’574),
a novel anti-TL1A medicine for the potential treatment of Crohn’s disease and ulcerative colitis, two types of inflammatory bowel disease. Under the terms of the collaboration agreement, in partial consideration of the licenses granted to Sanofi, Teva received an upfront payment of $
500
million in the fourth quarter of 2023, which was recognized as revenue. In October 2025, Sanofi and Teva initiated Phase 3 studies for duvakitug for Crohn’s disease and ulcerative colitis. Consequently, in the fourth quarter of 2025, Teva received two development milestone payments of
$250
million for each indication, which were recognized as revenue. Additionally, Teva may receive up to
$500
million in development and launch milestones. Under the terms of the collaboration agreement, each company equally shares the remaining development costs globally and net profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi leads the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi leads commercialization in North America, Japan, other parts of Asia and the rest of the world.
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) providing Teva with an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin
(TEV-’286)
and a related compound
(TEV-’287).
Teva paid an upfront payment of $10
million to Modag in the fourth quarter of 2021, recorded as R&D expenses. Emrusolmin
(TEV-’286)
was developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease. In the third quarter of 2024, Teva initiated a Phase 2 clinical trial for emrusolmin
(TEV-’286).
On September 9, 2025, Teva announced it received Fast Track designation from the FDA for emrusolmin
(TEV-’286).
In the second quarter of 2025, Teva initiated a Phase 1 clinical trial for
TEV-‘287,
which is being developed for the treatment of Parkinson’s disease, and consequently paid a milestone payment of $10 million, which was recorded as R&D expenses. Modag may be eligible for additional future development milestone payments in an aggregate amount of up to $20 million, as well as future commercial milestones and royalties.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration included biosimilar candidates addressing multiple therapeutic areas, including the then proposed biosimilars to Humira
®
(adalimumab) and Stelara
®
(ustekinumab). Under the terms of the agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the U.S. In July 2023, Alvotech and Teva amended their collaboration agreement, adding two new biosimilar candidates as well as line extensions of two current biosimilar candidates to their collaboration.

11
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Teva made upfront and milestone payments in an aggregate amount of $124 million between the years 2020 and 2024. In the first quarter of 2025, Teva made an additional milestone payment of $5 million, which was recognized as R&D expense in the fourth quarter of
2024
. In the fourth quarter of
2025
, Teva recognized an additional milestone payment of $
20
million. Additional development and commercial milestone payments of up to approximately $
345
 million, in addition to royalty and milestone payments related to the amendment of the collaboration agreement entered into in
July 2023
, may be payable by Teva over the next few years. Teva and Alvotech will share revenue from the commercialization of these biosimilars.
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
On April 16, 2024, the FDA approved SELARSDI (ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara
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
®
(golimumab) and in February 2025, the FDA accepted for review a BLA for Alvotech’s proposed biosimilar to Eylea
®
(aflibercept). In the fourth quarter of 2025, Alvotech announced that the FDA issued complete response letters (“CRLs”) for the BLA of Alvotech’s proposed biosimilars to Simponi
®
and Simponi Aria
®
(golimumab), in a prefilled syringe and autoinjector presentations, and for the BLA of its proposed biosimilar to Eylea
®
(aflibercept). On December 19, 2025, Alvotech and Teva announced that they have reached a settlement and license agreement with Regeneron Pharmaceuticals Inc., concerning the launch of Alvotech’s proposed biosimilar to Eylea
®
(aflibercept) in the United States, granting it a license entry date in the fourth quarter of 2026, or earlier, under certain circumstances.
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

11
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
in adults. MedinCell may be eligible for future sales-based milestone payments of up to $
105
 million with respect to UZEDY. Teva also pays MedinCell royalties on net sales.
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
On December 9, 2025, Teva submitted an NDA to the FDA for olanzapine LAI
(TEV-‘749)
based on the results from the Phase 3 trial. Teva paid a $5 million milestone payment to MedinCell in the first quarter of 2025, which was recognized as R&D expenses. MedinCell may become eligible for further development and commercial milestones of up to $112 million, as well as royalties on sales of olanzapine LAI
(TEV-’749).
Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of December 31, 2025, mainly included Teva’s API business. Assets held for sale as of December 31, 2024, included mainly Teva’s API business and Teva’s business venture in Japan.
On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy. On November 5, 2025, Teva announced that exclusive discussions with a selected buyer on the sale have terminated. Teva has initiated a renewed sales process, maintaining its strategic intention to divest its API business. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or whether a divestiture will be agreed or completed at all.
In connection with the
held for sale classification of Teva’s API business, in
2025
 Teva recorded expenses of $
8

million in other assets impairments, restructuring and other items. See note 15.

11
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

On March 31, 2025, Teva divested its business venture in Japan, for which Teva recorded a marginal gain in the first quarter of 2025.

Teva has elected the accounting policy to include the currency translation adjustment related to the disposal group as part of the asset carrying amount.
The Company has determined that the intended divestiture of its businesses does not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore it did not meet the criteria for discontinued operations classification.
The table below summarizes all of Teva’s assets and liabilities included as held for sale as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024
	(U.S. $ in millions)
Accounts receivables	$86	222
Inventories	506	$647
Property, plant and equipment, net	1,020	913
Identifiable intangible assets, net	29	83
Goodwill	213	255
Other current assets	87	99
Other non-current assets	184	236
Expected loss on sale*	(283)	(684)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$1,842	$1,771

Accounts payables	(261)	(283)
Other current liabilities	(16)	(49)
Other non-current liabilities	(77)	(85)
Expected loss on sale*	—	(281)

Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(354)	$(698)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.
NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 19.

1
20

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In conjunction with a recent shift in executive management responsibilities and in alignment with Teva’s Pivot to Growth strategy, Teva decided that Canada is no longer included as part of Teva’s North America segment as of January 1, 2024. From that date Canada is reported as part of the Company’s International Markets segment and Teva’s North America segment has been renamed the United States segment. Teva aligned its internal financial and segment reporting and its reporting units in accordance with this change effective January 1, 2024. Amounts for the year ended December 31, 2023 have been recast to conform to the reporting structure.

	Year ended December 31, 2025
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	7,081	4,959	2,039	526	14,605
Licensing arrangements*	607	39	28	4	678
Distribution	1,496	1	54	—	1,551
Other**	2	41	41	339	423

	$9,186	$5,040	$2,162	$870	$17,258

*
Revenues from licensing arrangements in United States segment were mainly comprised of development milestone payments of
$500 million received in
the fourth quarter of 2025, in
connection with the
initiation of Phase 3 studies for duvakitug (
anti-TL1A
).
See note 2.

**	“Other” revenues in Europe and International Markets segments include revenues related to sales of certain product rights.

	Year ended December 31, 2024
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	6,327	4,891	2,280	553	14,050
Licensing arrangements	103	35	24	11	173
Distribution	1,536	1	39	—	1,576
Other*	68	176	121	380	745

	$8,034	$5,103	$2,463	$944	$16,544

*	“Other” revenues in United States, Europe and International Markets segments include revenues related to sales of certain product rights.

	Year ended December 31, 2023
	United States	Europe		International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	5,554		4,631	2,229	565	12,979
Licensing arrangements*	597		51	28	5	681
Distribution	1,577	§		38	—	1,615
Other**	2		155	57	357	570

	$7,731		$4,837	$2,351	$926	$15,846

*	Revenues from licensing arrangements in United States segment were mainly comprised of $500 million upfront payment received in connection with the collaboration on Teva’s anti-TL1A asset. See note 2.
**	“Other” revenues in Europe segment mainly related to the sale of certain product rights.
§	Represents an amount less than $0.5 million.

1
2
1

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
SR&A to U.S. customers comprised approximately 70% of the Company’s total SR&A as of December 31, 2025, with the remaining balance primarily in Canada and Germany. The changes in SR&A for third-party sales for the years ended December 31, 2025 and 2024 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2025	$56	$1,674	$561	$936	$399	$108	$3,678	$3,734
Provisions related to sales made in current year period	412	5,129	1,050	8,005	289	124	14,597	15,009
Provisions related to sales made in prior periods	—	(46)	44	(29)	(15)	(12)	(58)	(58)
Credits and payments	(405)	(4,869)	(970)	(7,995)	(233)	(131)	(14,198)	(14,603)
Translation differences	—	66	16	20	5	17	124	124

Balance at December 31, 2025	$63	$1,954	$701	$937	$445	$106	$4,143	$4,206

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2024	$61	1,603	540	859	436	97	$3,535	$3,596
Provisions related to sales made in current year period	390	4,640	787	7,952	276	149	13,804	14,194
Provisions related to sales made in prior periods	—	5	22	(11)	(22)	(3)	(9)	(9)
Credits and payments	(395)	(4,531)	(781)	(7,851)	(286)	(126)	(13,575)	(13,970)
Translation differences	—	(43)	(7)	(13)	(5)	(9)	(77)	(77)

Balance at December 31, 2024	$56	$1,674	$561	$936	$399	$108	$3,678	$3,734

12
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 4 —Inventories:
Inventories, net of reserves, consisted of the following:

	December 31,
	2025	2024
	(U.S. $ in millions)
Finished products	$1,904	$1,783
Raw and packaging materials	745	671
Products in process	364	353
Materials in transit and payments on account	166	199

	$3,179	$3,007

NOTE 5 —Property, plant and equipment:
Property, plant and equipment, net, consisted of the following:

	December 31,
	2025	2024
	(U.S. $ in millions)
Machinery and equipment	$3,332	$3,092
Buildings	2,327	1,968
Internal-use software, computer equipment and other assets	2,514	2,388
Assets under construction and payments on account	377	1,330
Land	258	213

	8,807	8,991
Less- accumulated depreciation	(4,728)	(4,410)

	$4,080	$4,581

Depreciation expenses
 were $
421
 million, $
471
 million and $
537
 million in the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, Teva recorded impairments of property, plant and equipment in the amount of $
755
 million, $
61
 million and $
28
 million, respectively. See note 15.
NOTE 6—Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	December 31,
	2025	2024	2025	2024	2025	2024
	(U.S. $ in millions)
Product rights	$16,308	$15,915	$12,990	$11,998	$3,318	$3,917
Trade names	597	568	340	300	257	268
In-process research and development (IPR&D)	206	233	—	—	206	233

Total	$17,111	$16,716	$13,330	$12,298	$3,781	$4,418

12
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products from various categories with a weighted average life of approximately seven
years
. Amortization of intangible assets was $
581
 million, $
588
 million and $
616
 million in the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the estimated aggregate amortization of intangible assets for the years 2026 to 2030 is as follows: 2026—$484 million; 2027—$497 million; 2028—$446 million; 2029—$397 million and 2030—$390 million. These estimates do not include the impact of IPR&D that is expected to be successfully completed and reclassified to product rights.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairment
Impairments of identifiable intangible assets
were $259 million, $251 million and $350 million in the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are recorded in the statement of income (loss) under intangible assets impairments.
Impairments in 2025 consisted of:

(a)
Identifiable product rights of $242 million due to: (i) $155 million mainly related to updated market assumptions regarding price and volume of products in Europe and in the U.S., and (ii) $87 million mainly related to a change in Teva’s commercial plan regarding certain products as part of its optimization efforts mainly in the U.S.; and

(b)
IPR&D assets of $18 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications (e.g., market size, competition assumptions, legal landscape and launch date).

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

12
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The fair value measurement of the impaired intangible assets in 2025 is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged from 8.25% to 9.25%. A probability of success factor of 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.
NOTE 7 – Goodwill:
Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

	North America	United States	Europe	International Markets	Other		Total
					Teva’s API	Medis
	(U.S. $ in millions)
Balance as of December 31, 2023 (1)	$6,459	$—	$8,466	$675	$1,313	$265	$17,177
Goodwill allocation related to the shift of Canada to International Markets	(6,459)	5,813	—	646	—	—	—

Balance as of January 1, 2024	$—	$5,813	$8,466	$1,321	$1,313	$265	$17,177

Other changes during the period:
Goodwill impairment	—	—	—	—	(1,280)	—	(1,280)
Goodwill reclassified as assets held for sale	—	(81)	(98)	(50)	—	(7)	(236)
Translation differences and other	—	—	(293)	(161)	(33)	(26)	(513)

Balance as of December 31, 2024 (1)	$—	$5,732	$8,075	$1,110	$—	$232	$15,147

Goodwill reclassified as assets held for sale	—	—	—	(6)	—	—	(6)
Translation differences and other	—	—	737	62	—	60	859

Balance as of December 31, 2025 (1)	$—	$5,732	$8,812	$1,166	$—	$292	$16,000

(1)	Cumulative goodwill impairment as of December 31, 2025, 2024 and 2023, was approximately $29.6 billion, $29.6 billion and $28.3 billion, respectively.
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

12
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Second Quarter Developments
Pursuant to the Company’s policy, Teva conducted its annual goodwill impairment test for all reporting units during the second quarter of 2025. Management considered all information available, including information gathered from its latest long-range planning (“LRP”) and annual operating plan (“AOP”) processes, which are parts of Teva’s internal financial planning and budgeting processes, as well as the recently announced “Accelerate Growth” phase under Teva’s Pivot to Growth strategy (“Teva’s Strategy”). The LRP, AOP and Teva’s Strategy were discussed and reviewed by Teva’s management and its Board of Directors.
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
Fourth Quarter Developments
During the fourth quarter of 2025, management evaluated whether there were any developments that occurred during the quarter to determine if it was more likely than not that the fair value of any of its reporting units was below its carrying amount as of December 31, 2025. Management concluded that no triggering event had occurred and, therefore, no quantitative assessment was performed.
In the fourth quarter of 2024, Teva recorded a goodwill impairment charge of $280 million related to Teva’s API reporting unit.

12
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – Leases:
The components of operating lease cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Operating lease cost:
Fixed payments and variable payments that depend on an index or rate	116	123	132
Variable lease payments not included in the lease liability	16	16	5
Short-term lease cost	4	3	3

	$136	$142	$139

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)	(U.S. $ in millions)	(U.S. $ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$136	$143	$141
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$65	$137	$121
Supplemental balance sheet information related to operating leases was as follows:

	December 31,	December 31,
	2025	2024
	(U.S. $ in millions)	(U.S. $ in millions)
Operating leases:
Operating lease ROU assets	$345	$367

Other current liabilities	94	87
Operating lease liabilities	288	296

Total operating lease liabilities	$382	$383

12
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term
Operating leases	5.7 years	6.1 years
Weighted average discount rate
Operating leases	6.9%	6.5%
Maturities of operating lease liabilities were as follows:

December 31,
2025
(U.S. $ in millions)
2026	116
2027	97
2028	71
2029	50
2030 and thereafter	105

Total operating lease payments	$439

Less: imputed interest	57

Present value of lease liabilities	$382

As of December 31, 2025, Teva’s
total finance lease assets
and
finance lease liabilities
were $43 million and $37 million, respectively. As of December 31, 2024, total finance lease assets
and
finance lease liabilities
were $23 million and $18 million, respectively. The difference between those amounts is mainly due to amortization and short term liabilities.
NOTE 9 —Debt obligations:

a.	Short-term debt:

	Weighted average interest rate as of December 31, 2025		December 31,
		Maturity	2025	2024
			(U.S. $ in millions)
Convertible debentures	0.25%	2026	$23	$23
Current maturities of long-term liabilities			1,798	1,758

Total short-term debt			$1,820	$1,781
Convertible senior debentures
The principal amount of Teva’s 0.25% convertible senior debentures due 2026 was $23 million as of December 31, 2025 and December 31, 2024. These convertible senior debentures include a “net share settlement” feature according to which the principal amount will be paid in cash and in case of conversion, only the residual conversion value above the principal amount will be paid in Teva shares. In February 2026, Teva repaid $23 million of the 0.25% convertible senior debentures at maturity.

12
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

b.	Long-term debt:

	Interest rate as of December 31, 2025	Maturity	December 31, 2025	December 31, 2024
			(U.S. $ in millions)
Senior notes EUR 1,000 million (4)	6.00%	2025	—	429
Senior notes USD 1,000 million (5)	7.13%	2025	—	427
Senior notes EUR 900 million (6)	4.50%	2025	—	515
Senior notes CHF 350 million (12)	1.00%	2025	—	387
Senior notes USD 3,500 million (10)	3.15%	2026	1,798	3,374
Senior notes EUR 700 million	1.88%	2027	823	730
Sustainability-linked senior notes USD 1,000 million (1)(*)(10)	4.75%	2027	649	1,000
Sustainability-linked senior notes EUR 1,100 million (1)(*)	3.75%	2027	1,292	1,144
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes EUR 750 million	1.63%	2028	880	778
Sustainability-linked senior notes USD 1,000 million (2)(*)	5.13%	2029	1,000	1,000
Sustainability-linked senior notes USD 600 million (3)(*)(10)	7.88%	2029	398	600
Sustainability-linked senior notes EUR 800 million (3)(*)(10)	7.38%	2029	779	835
Sustainability-linked senior notes EUR 1,500 million (2)(*)	4.38%	2030	1,762	1,562
Senior notes USD 700 million (7)	5.75%	2030	696	—
Sustainability-linked senior notes USD 500 million (3)(*)	8.13%	2031	500	500
Sustainability-linked senior notes EUR 500 million (3)(*)	7.88%	2031	587	521
Senior notes EUR 1,000 million (8)	4.13%	2031	1,168	—
Senior notes USD 500 million (9)	6.00%	2032	496	—
Senior notes USD 789 million	6.15%	2036	784	783
Senior notes USD 2,000 million	4.10%	2046	1,988	1,986

Total senior notes			16,850	17,821
Less current maturities			(1,798)	(1,758)
Less debt issuance costs (11)			(66)	(61)

Total senior notes and loans			$14,986	$16,002

(1)
If Teva fails to achieve certain sustainability performance targets, a one-time
premium payment of
0.15%
-
0.45%
out of the principal amount will be paid at maturity or upon earlier redemption, if such redemption is on or after
May 9, 2026
.

(2)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.125% - 0.375% per annum, from and including May 9, 2026.
(3)	If Teva fails to achieve certain sustainability performance targets, the interest rate shall increase by 0.100% - 0.300% per annum, from and including September 15, 2026.
(4)	In January 2025, Teva repaid $ 426 million of th e 6.00 % senior notes due 2025 at maturity.
(5)	In January 2025, Teva repaid $ 427 million of the 7.13 % senior notes due 2025 at maturity.
(6)	In March 2025, Teva repaid $ 515 million of the 4.50 % senior notes due 2025 at maturity.
(7)	In May 2025, Teva issued senior notes in an aggregate principal amount of $ 700 million bearing 5.75 % annual interest and due December 2030 .
(8)	In May 2025, Teva issued senior notes in an aggregate principal amount of € 1,000 million bearing 4.125 % annual interest and due June 2031 .
(9)	In May 2025, Teva issued senior notes in an aggregate principal amount of $ 500 million bearing 6.00 % annual interest and due December 2032 .
(10)
In June 2025, Teva consummated a cash tender offer and extinguished $
1,579
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

(11)
Debt issuance costs as of December 31, 2025 include $
20
 million in connection with the issuance of the senior notes in May 2025, partially offset by $
6
 million acceleration of issuance costs related to the cash tender offer.

(12)	In July 2025, Teva repaid $ 444 million of the 1 % senior notes due 2025 at maturity.
*	Interest rate adjustments and a potential one-time premium payment related to the sustainability-linked bonds are treated as bifurcated embedded derivatives. See note 10c.

12
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices
plus accrued and unpaid interest.
Teva’s debt as of December 31, 2025 was
57
% denominated in U.S. dollars, with the remainder denominated in euro.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, as most recently amended in December 2025 (“RCF”).
The RCF had an initial maturity date of
April 2026
with two
one-year
extension options. In April 2024, an extension option was exercised and the RCF maturity date was extended to April 2027.
On December 10, 2025, the terms of the RCF were amended to extend the maturity from April 2027 to April 2028, using the second extension option and to update the Company’s maximum permitted leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed
4.25
x
in the fourth quarter of 2025 and thereafter. The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum leverage ratio, which becomes more restrictive over time. The RCF permits the Company to increase the maximum leverage ratio if it consummates or commences certain material transactions.
Under the RCF, as amended, the applicable margin used to calculate the interest rate under the RCF is linked to one sustainability performance target, the number of new regulatory submissions in low and middle-income countries. Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of December 31, 2025, and as of the date of this Annual Report on Form
10-K,
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
NOTE 10 – Derivative instruments and hedging activities:

a.	Foreign exchange risk management:
In 2025
, approximately
43
% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.

1
30

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
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of December 31, 2025, all outstanding senior notes, sustainability-linked senior notes and convertible debentures bear a fixed interest rate.

c.	Bifurcated embedded derivatives:
Upon issuance of sustainability-linked senior notes, Teva recognized embedded derivatives related to interest rate adjustments and a potential one-time
premium payment upon failure to achieve certain sustainability performance targets, such as access to medicines in low-to-middle-income
countries and absolute greenhouse gas emissions reduction, which were bifurcated and are accounted for separately as derivative financial instruments. Following the adoption of ASU
2025-07,
the sustainability-linked senior notes (with interest rate adjustments and a potential one-time premium tied to sustainability targets) are no longer subject to bifurcation, and these features are now accounted for as part of the host debt instrument per the amended guidance. As of December 31, 2025, no separate derivative instruments are recognized for these notes.

1
31

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Derivative instrument outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$86	$71
Liability derivatives:
Other current liabilities:
Option and forward contracts	$—	$—	$(38)	$(24)
Other non-current liabilities:
Cross-currency interest rate swap-cash flow hedge (1)	(19)	—	—	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in fair value or cash flow hedging relationships:

Reported under	Financial expenses, net			Other comprehensive income (loss)
	Year ended December 31,			Year ended December 31,
	2025	2024	2023	2025	2024	2023
	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$934	$981	$1,057	$784	$(508)	$91
Cross-currency swaps-cash flow hedge (1)	11	(8)	(11)	(3)	1	1

13
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

Reported under	Financial expenses, net			Net revenues
	Year ended December 31,			Year ended December 31,
	2025	2024	2023	2025	2024	2023
	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$934	$981	$1,057	$(17,258)	$(16,544)	$(15,846)
Option and forward contracts (2)	(24)	(109)	(54)	—	—	—
Option and forward contracts economic hedge (3)	—	—	—	65	(34)	2

(1)
On May 2025, Teva entered into a $500 million notional amount of fixed to fixed cross-currency interest rate swaps relating to its 5.75% senior notes due 2030 to hedge the foreign currency exchange risk of future principal and interest payments associated with the USD denominated notes. The cross-currency swaps synthetically convert part of the USD debt into CHF, aligning debt servicing costs with Teva’s inflows and reducing economic volatility. These swaps have been designated as cash flow hedges and the gain or loss on these swaps will be reported as a component of other comprehensive income and reclassified into earnings in each period during which the swaps affect earnings in the same line item associated with the USD denominated bonds.

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

13
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

With respect to these forward starting interest rate swaps and treasury lock agreements, losses of $
35
 million, $
28
 million and $
31
 million were recognized under financial expenses, net for the years ended December 31, 2025, 2024 and 2023, respectively.

f.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year term. The AR Facility initially provided for purchases of accounts receivable by PNC in an amount of up to $1 billion was later adjusted through amendments to reflect changes in receivables purchaser participation and commitment amounts totaling up to $950 million. In November 2025, the AR facility was extended
for an additional three-year term. The commitment amount remained $950 million.
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
The outstanding amount of receivables sold to the receivables purchasers and derecognized by the SPV, as of December 31, 2025 and 2024, was $
794 million and $895 million, respectively. In addition to the accounts receivables sold, as of December 31, 2025 and 2024, an amount of $799 million and $558 million of the SPV’s accounts receivables was pledged by the SPV as a seller guarantee, and is included under “Accounts receivables, net,” in the Consolidated Balance Sheet.
EU securitization program
Teva maintains a trade receivables securitization program (the “EU securitization program”) to sell accounts receivables, mainly originated in Europe, to BNP Paribas Bank (“BNP”), originally established in April 2011 and extended through August 2026. Under the EU securitization program, Teva, on a consolidated basis through its participating subsidiaries, receives an initial cash purchase price and the right to a deferred purchase price (“DPP”), according to the purchase price for the receivables sold by it.
On an individual seller basis, each Teva subsidiary participating in the EU securitization program sells receivables to BNP at their nominal amount. BNP then immediately on-sells
such receivables at their nominal

13
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
The DPP asset as of December 31, 2025 and 2024 was $326 million and $231 million, respectively.
As of December 31, 2025 and 2024, the outstanding principal amount of receivables sold, net of DPP, was $677 million and $626 million, respectively.
The following table summarizes the change in the sold receivables outstanding balance, net of DPP, under the outstanding securitization program:

	As of and for the year ended December 31,
	2025	2024
	(U.S. $ in millions)
Sold receivables at the beginning of the year	$626	$686
Proceeds from sale of receivables	4,505	4,737
Cash collections (remitted to the owner of the receivables)	(4,513)	(4,768)
Effect of currency exchange rate changes	59	(29)

Sold receivables at the end of the year	$677	$626

g.	Supplier Finance Program Obligation
Teva maintains supply chain finance agreements with participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Teva to these

13
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

financial institutions. Teva’s suppliers negotiate their financing agreements directly with the respective financial institutions and Teva is not a party to these agreements. Teva has no economic interest in its suppliers’ decisions to participate in the program and Teva pays the financial institutions the stated amount of confirmed invoices on the maturity dates, which is generally within 120 days from the date the invoice was received. The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payable in Teva’s consolidated balance sheets. As of December 31, 2025 and December 31, 2024, the outstanding accounts payable to suppliers
participating in these supplier finance programs were $
225
 million and $
158
 million, respectively.
The following table summarizes the change in the outstanding accounts payables under the program:

	As of and for the year ended December 31,
	2025	2024
	(U.S. $ in millions)
Confirmed obligations outstanding at the beginning of the year	$158	108
Invoices confirmed during the year	786	533
Confirmed invoices paid during the year	(719)	(483)

Confirmed obligations outstanding at the end of the year	$225	158

NOTE 11—Legal settlements and loss contingencies:
Legal settlements and loss contingencies expenses in 2025 were $467 million, compared to expenses of $761 million in 2024 and expenses of $1,043 million in 2023.
Legal settlements and loss contingencies in 2025 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), an update to the provision recorded for the carvedilol patent litigation, an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation, as well as a provision recorded for the antitrust litigation related to QVAR.
Legal settlements and loss contingencies in 2024 were mainly related to a decision by the European Commission in its antitrust investigation into COPAXONE, and an update to the estimated settlement provision for the opioid cases (mainly the passage of time on the net present value of the discounted payments and the settlement agreement with the city of Baltimore).
Legal settlements and loss contingencies in 2023 were mainly related to an estimated provision for the U.S. DOJ patient assistance program litigation, an update to the estimated settlement provision of the opioid cases, the provision for the settlement of the U.S. DOJ criminal antitrust charges on the marketing and pricing of certain Teva USA generic products, as well as the provision for the settlement of the reverse-payment antitrust litigation over certain HIV medicines.
As of December 31, 2025 and 2024, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,753 million and $4,881 million, respectively.

13
6

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
Royalty expenses in each of the years ended December 31, 2025, 2024 and 2023 were $740 million, $719 million and $543 million, respectively.
Milestone commitments:
Teva has committed to make potential future milestone payments to third parties under various agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, Teva may be required to pay such amounts. As of December 31, 2025, if all development milestones and targets, for compounds in Phase 2 and more advanced stages of development, are achieved, the total contingent payments could reach an aggregate amount of up to $
104

million. Additional contingent payments are owed upon achievement of product approval or launch milestones.

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
In connection with third-party agreements, Teva may, under certain circumstances, be required to indemnify, and may be indemnified by, in unspecified amounts, the parties to such agreements against third-party claims. Among other things, Teva’s agreements with third parties may require Teva to indemnify them, or require them to indemnify Teva, for the costs and damages incurred in connection with product liability claims.

13
7

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
The general rule for damages in patent infringement cases in the United States is that the patentee should be compensated by no less than a reasonable royalty and it may also be able, in certain circumstances, to be compensated for its lost profits. The amount of a reasonable royalty award would generally be calculated based on the sales of the product. The amount of lost profits would generally be based on the lost sales of the patentee’s product. In addition, the patentee may seek consequential damages as well as enhanced damages of up to three times the profits lost by the patent holder for willful infringement, although courts have typically awarded much lower multiples.
Teva is also involved in litigation regarding patents in other countries where it does business, particularly in Europe. The laws concerning generic pharmaceuticals and patents differ from country to country. Damages for patent infringement in Europe may include lost profits or a reasonable royalty, but enhanced damages for willful infringement are generally not available.
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury returned a verdict in GSK’s favor, which was initially overturned by the U.S. District Court for the District of Delaware. The Court of Appeals for the Federal Circuit reinstated the $235.5 million jury verdict, not including pre-
or post-judgment interest, finding Teva liable for patent infringement. The U.S. Supreme Court denied Teva’s appeal for a rehearing. On March 26, 2025, briefings were completed in the U.S. District Court for the District of Delaware on legal issues remaining in the case. In addition, certain equitable issues that were never presented in the 2017 jury trial will need to be resolved. In the fourth quarter of 2025, Teva updated its provision for the matter.

13
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

On April 30, 2018, Vanda sued Teva in the U.S. District Court for the District of Delaware asserting infringement of six Orange-Book listed patents expiring between January 2033 and May 2034 related to Vanda’s Hetlioz
®
. On May 10, 2023, the U.S. Appeals Court for the Federal Circuit affirmed the District Court’s earlier decision that had invalidated the four patents asserted by Vanda at trial and finding one of those patents had not been infringed by Teva’s product. The Supreme Court declined to review the case further. In December 2022, Teva launched its tasimelteon product (the generic version of Hetlioz
®
) following the District Court’s decision. Additionally, in December 2022, Vanda filed a second lawsuit on a new patent, and a second newly obtained patent was later added to this second case. The second case is now pending in the U.S. District Court for the District of Delaware, and Teva has counterclaims for non-infringement,
invalidity, and unenforceability of Vanda’s patents. Trial for this second case is currently set for August 3, 2026. Should Teva be found liable for patent infringement, it could be subject to monetary damages, and it could be enjoined from further sales of its tasimelteon product.
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

13
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

consumers and end payors who purchased Teva’s and other generic manufacturers’ metformin products. In December 2024, Teva reached a settlement on this matter that resolved all of the plaintiffs’ claims against Teva and the settlement agreement is awaiting court approval.
Teva has also been named as a defendant in product liability actions involving Paragard
®
, an Intrauterine device (“IUD”) product that Teva divested to Cooper Surgical in 2017, and those actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Northern District of Georgia (“MDL Court”). The MDL plaintiffs generally brought failure to warn and design defect claims and alleged personal injuries stemming from breakage of the Paragard
®
IUD upon removal. Teva has asserted multiple defenses, including federal preemption, the learned intermediary doctrine, and lack of proximate causation, among others. In December 2025, the MDL Court granted in part and denied in part Teva’s motion for summary judgment on the basis of federal preemption. The first MDL bellwether trial commenced on January 20, 2026, with two additional bellwether trials scheduled thereafter. In addition to the MDL, a limited number of Paragard cases are pending in state courts.
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
Teva and its subsidiaries have been named as defendants in cases that allege antitrust violations arising from such settlement agreements. The plaintiffs in these cases are usually direct and indirect purchasers of pharmaceutical products, some of whom assert claims on behalf of classes of all direct and indirect purchasers, and they typically allege that (i) Teva received something of value in exchange for an agreement to delay generic entry, and (ii) significant savings could have been realized if there had been no settlement agreement and generic competition had commenced earlier. These plaintiffs seek various forms of injunctive and monetary relief, including damages based on the difference between the brand price and what the generic price allegedly would have been and disgorgement of profits, which are often automatically tripled under the relevant statutes, plus attorneys’ fees and costs. The alleged damages generally depend on the size of the branded market and the length of the alleged delay, and can be substantial, potentially measured in multiples of the annual brand sales, particularly where the alleged delays are lengthy or branded drugs with annual sales in the billions of dollars are involved.
Teva believes that its settlement agreements are lawful and serve to increase competition, and has defended them vigorously. In Teva’s experience to date, these cases have typically settled for a fraction of the high end of the damages sought, although there can be no assurance that such outcomes will continue.
In June 2013, the U.S. Supreme Court held in Federal Trade Commission (“FTC”) v. Actavis, Inc. that a rule of reason test should be applied in analyzing whether such settlements potentially violate the federal antitrust laws. The Supreme Court held that a trial court must analyze each agreement in its entirety in order to determine whether it violates the U.S. antitrust laws. This test has resulted in increased scrutiny of Teva’s patent settlements, additional action by the FTC and state and local authorities, and an increased risk of liability in Teva’s currently pending antitrust litigations.
In December 2011, three groups of plaintiffs filed claims against Wyeth and Teva for alleged violations of the U.S. antitrust laws in connection with their November 2005 settlement of patent litigation involving

1
40

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
®
in July 2008.
In April 2013, purported classes of direct purchasers and indirect purchasers of Niaspan
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
®
in September 2013.
In November 2020, the European Commission issued a final decision in its proceedings against both Cephalon and Teva, finding that the 2005 settlement agreement between the parties hindered the entry of generic modafinil and imposed fines totaling
 60.5
million euros on Teva and Cephalon, potentially subject to post-decision interest. Teva and Cephalon filed an appeal against the decision in February 2021, and a judgment was issued on October 18, 2023 rejecting Teva’s appeal. A provision for this matter was included in the financial statements. On January 4, 2024, Teva appealed the October 2023 judgment to the European Court of Justice, and on October 23, 2025, the European Court of Justice issued its judgment, dismissing Teva’s appeal. In December 2025, Teva paid the European Commission the full amount of the fine plus post-decision interest and the case is now closed.
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
®
and/or Truvada
®
and Atripla
®
, although plaintiffs later abandoned any claim for damages relating to the Viread
®
settlement. In May 2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs and Teva

1
41

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

recognized a provision for this matter based on such settlement. On June 30, 2023, the jury in the trial against the remaining plaintiffs issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims, and on February 12, 2024, the court entered a judgment consistent with the jury verdict as to all claims against Teva. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, and oral argument on the appeal occurred on October 9, 2025. A decision remains pending. Annual sales in the United States at the time of the settlement of Viread
®
, Truvada
®
and Atripla
®
were approximately $582 million, $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Viread
®
in 2017, Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $728 million, $2.1 billion and $444 million, respectively.
On October 31, 2024, the European Commission, following a formal antitrust investigation and issuing preliminary allegations, announced its final decision, alleging that Teva had engaged in anticompetitive practices with respect to COPAXONE in certain European member states by (i) filing and withdrawing certain divisional patents, and (ii) raising concerns about competitors’
follow-on
versions of COPAXONE. The decision also includes a fine of
 462.6
million euros, potentially subject to post-decision interest. In January 2025, Teva filed an appeal against the decision with the General Court of the European Union, and that appeal remains pending. In accordance with Accounting Standards Codification 450 “Accounting for Contingencies,” Teva recognized a provision in its financial statements in the third quarter of 2024, based on management’s best estimate of the outcome within a range of outcomes for the final resolution of this case. Teva has provided the European Commission with surety underwritten guarantees in an amount of
 462.6
million euros, together with specified post-decision interest, to cover the fine amount. Certain generic competitors in Europe have also brought similar antitrust claims against Teva in Germany and in the Netherlands, which have been stayed. Teva could face additional claims from generic competitors, payors, or other private plaintiffs in Europe related to this matter.
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the U.S. District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, purported purchasers of COPAXONE filed claims against Teva in the U.S. District Court for the District of New Jersey on behalf of themselves and similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, additional purported purchasers of COPAXONE sued Teva in the U.S. District Court for the District of Vermont on behalf of themselves and similarly situated indirect purchasers of COPAXONE. The complaints variously assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”). Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva moved to dismiss all of the complaints, and on January 22, 2024, Teva’s motion to dismiss the complaint in the District of Vermont was granted as to certain state law claims but was otherwise denied. On February 27, 2025, the Special Master in the District of New Jersey (the “Special Master”) issued reports and recommendations on Teva’s motions to dismiss the direct purchaser plaintiffs’ (“DPP”) complaint and the Mylan complaint, recommending dismissal of several aspects of the plaintiffs’ respective claims and allowing others to proceed. Mylan filed an objection with the District Court to certain of the Special Master’s recommendations for dismissal, which remains pending. On May 30, 2025, the DPPs filed an amended complaint, which drops its class allegations and adds several new direct purchaser plaintiffs. Teva submitted its renewed motion to dismiss certain of DPPs’ allegations to the Special Master for resolution, which is fully briefed and remains pending. On August 7, 2025, the Special Master issued a report and recommendation on Teva’s motion to dismiss the indirect purchasers’ complaint, recommending dismissal of several aspects of the plaintiffs’ claims and allowing others to proceed. On October 20, 2025, the indirect purchasers filed an amended complaint similar to the DPPs’ amended complaint, and Teva submitted its renewed motion to dismiss those allegations on November 13, 2025. On April 3, 2025, Walgreen Co., The Kroger Co., Albertsons Companies, Inc., and
H-E-B,
L.P. (“Retailers”), as
opt-outs
of the

14
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

purported DPP class in the District of New Jersey, filed a complaint against Teva in the District of Vermont alleging claims similar to those filed by other plaintiffs and asserting a claim under the Sherman Act. On September 24, 2025, the Vermont court granted Teva’s motion to transfer the Retailers’ case to the District Court for the District of New Jersey, where it has been consolidated with the other pending cases for pretrial purposes.
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
pay-for-delay
arrangements. The Tribunal handed down partial judgments on September 18, 2023 (judgment on unfair pricing), March 8, 2024 (judgments on pay-for-delay
and due process) and April 29, 2024 (judgment on fines). On September 6, 2024, the U.K. Court of Appeal overturned the Tribunal’s judgment on due process and, as a result, the Tribunal will consider and issue a further judgment on fines. In March 2025, the Tribunal gave Accord UK and Auden Mckenzie permission to appeal to the Court of Appeal certain other issues relating to unfair pricing and fines. Those appeals have been filed and remain pending. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.
In November 2022, two complaints filed by plaintiffs purporting to represent retailer purchasers and a putative class of end-payor
purchasers were filed in the U.S. District Court for the District of New Jersey against Teva and its marketing partner Natco Pharma Limited (“Natco”) alleging violations of the antitrust laws in connection with their December 2015 settlement of patent litigation with Celgene Corporation (which was subsequently acquired by BMS) involving the drug Revlimid
®
(lenalidomide). The complaints also name Celgene and BMS as defendants. On January 24, 2023, the complaints were consolidated for pre-trial
purposes only with an earlier-filed, already consolidated action filed against BMS and Celgene. On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California, which were consolidated with the pending consolidated actions and transferred to the U.S. District Court for the District of New Jersey. On June 6, 2024, the court granted in full Celgene’s motion to dismiss the Insurer
Opt-Out
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
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and NUVIGIL
®
(armodafinil) filed a complaint in the U.S. District Court for the District

14
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an Abbreviated New Drug Application (“ANDA”) to sell generic EpiPen
®
, which Teva launched in 2018 following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated federal antitrust laws, the RICO Act, and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in which plaintiffs limited their claims only to those relating to the alleged delay of generic NUVIGIL. On March 26, 2024, the court dismissed plaintiffs’ RICO claims and certain state law claims but denied Teva’s motion to dismiss plaintiffs’ antitrust claims. On June 14, 2024, the court entered orders bifurcating discovery and limiting the first phase to the question of the timeliness of plaintiffs’ claims. Substantially similar complaints were filed in the U.S. District Courts for the Central District of California and the Eastern District of New York on June 19, 2025 and June 23, 2025, respectively. On July 28, 2025 and December 12, 2025, the Eastern District of New York and Central District of California courts granted Teva’s motions to transfer the respective cases to the District of Kansas. Annual sales of NUVIGIL in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012.
In May 2023, certain
end-payor
plaintiffs filed putative class action complaints in the U.S. District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR asthma inhalers in violation of state and federal antitrust laws and state consumer protection laws. The court dismissed plaintiffs’ claim that Teva had engaged in “sham litigation” and certain of plaintiffs’ state antitrust and consumer protection claims, but permitted the case to proceed on the remainder of plaintiffs’ allegations. Teva recognized a provision for this matter in 2025. On August 4, 2025, the parties informed the court that they had reached a settlement in principle, which was subsequently finalized and filed, and is awaiting preliminary approval by the Court.
In September, October, and December 2025, private plaintiffs representing (i) a putative class of end-payor
purchasers, (ii) a putative class of direct purchasers; (iii) Walgreen Co., The Kroger Co., Albertsons Companies, Inc., HEB, L.P., and Supervalu, Inc., and (iv) CVS Pharmacy, Inc., filed complaints in the United States District Court for the District of Rhode Island against Bausch Health Companies Inc., Teva, and their related entities. In December 2025, certain of the plaintiff groups identified above filed an amended complaint. The operative complaints allege violations of the antitrust laws and various state laws in connection with the companies’ September 2018 settlement of patent litigation concerning the drug Xifaxan
®
(rifaximin). Plaintiffs seek declaratory and injunctive relief, treble damages, attorneys’ fees, and costs of suit. On January 28, 2026, the putative class of end-payor purchasers voluntarily dismissed their claims without prejudice. Annual sales of Xifaxan
®
were approximately $
1.5
 billion at the time of the settlement.
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

14
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In May 2018, Teva received a civil investigative demand from the DOJ Civil Division pursuant to its investigation concerning allegations that generic pharmaceutical manufacturers, including Teva, engaged in market allocation and/or price-fixing agreements, paid illegal remuneration, and caused false claims to be submitted in violation of the False Claims Act. On October 10, 2024, Teva entered into a settlement agreement with the Civil Division to resolve these allegations. Under the terms of the settlement, which includes no admission of wrongdoing, Teva is required to pay $25 million, consisting of $10 million that was paid in the fourth quarter of 2024 and $15 million that was paid in January 2026. Teva has recognized a provision for the resolution of this matter.
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
For the complaints described above, which also include claims against certain former employees of Actavis and Teva USA, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. In April 2024, all three of the attorneys general’s lawsuits were transferred back to the U.S. District Court for the District of Connecticut where they were originally filed, and fact discovery in all three complaints was completed in 2025. In November and December 2025, the court denied defendants’ joint motions for summary judgment in the attorney general’s third complaint, and additional motions filed by each defendant (including Actavis) in defendant-specific motions, as well as an additional joint motion, remain pending.
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

14
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Beginning on March 2, 2016, and through June 2025, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently a complaint filed by an indirect opt out plaintiff on December 2, 2025. All such complaints (other than the December 2025 complaint, as detailed below) have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). These complaints have been brought against various manufacturer defendants, including Teva USA and Actavis, alleging that these defendants engaged in conspiracies to fix prices and/or allocate market share of generic products, and generally seeking injunctive relief and damages under federal antitrust law, as well as damages under various state laws. With limited exceptions, all fact discovery in the Pennsylvania MDL was completed in December 2025. The Pennsylvania MDL court had proposed holding a bellwether trial on a single drug, starting in August 2025, in a case in which Actavis (but not Teva) is a defendant. However, on June 17, 2025, the United States Court of Appeals for the Third Circuit gave defendants permission to immediately appeal the District Court’s prior grants of class certification as to the bellwether trial on that single drug, and the Pennsylvania MDL court thereafter stayed the trial in the bellwether case against Actavis, in light of that Third Circuit ruling. Briefing on the appeal was completed in December 2025. The Pennsylvania MDL court has since selected two additional bellwethers: Humana Inc.’s (“Humana”) indirect opt-out
case, involving claims on various drugs, and a case filed by a putative class of indirect reseller plaintiffs (“IRPs”) involving claims on a single drug (pravastatin). Under the current case schedule, the Humana bellwether case is set for trial starting in September 2026, and the IRP bellwether case is set for trial starting in December 2026. The Pennsylvania MDL court has selected three additional bellwethers: The Kroger Co., a direct opt-out
case; Cigna Corp., an indirect
opt-out
case; and CVS Pharmacy Inc., a direct
opt-out
case, but no trial dates have been set for those bellwethers.
From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis. Following defendants’ request, the cases filed in the Court of Common Pleas of Philadelphia County have all been placed in deferred status. One plaintiff, Aetna Inc., filed a complaint in Connecticut state court on December 30, 2024. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. On March 14, 2025 and June 9, 2025, respectively, Walmart Inc. and Southwest Airlines, Inc. filed lawsuits against various manufacturers, including Teva and Actavis, in the Eastern District of Pennsylvania which has been transferred to the Pennsylvania MDL. On May 19, 2025, New York Quality Healthcare Corporation filed a lawsuit against various manufacturers, including Teva and Actavis, in New York Supreme Court, County of New York. On December 2, 2025, AT&T Services, Inc. filed a lawsuit against various manufacturers, including Teva and Actavis, in the Eastern District of Pennsylvania, and that action has been transferred to the Pennsylvania MDL.
There is also one similar complaint brought in Canada, which is in its early stages and alleges that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The court held a class certification hearing in October 2025 and a decision remains pending.

14
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. In August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It was alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On October 10, 2024, Teva entered into a settlement agreement with the DOJ to resolve these claims. Under the terms of the settlement, which includes no admission of wrongdoing, Teva is required to pay $425 million over 6 years – $19 million was paid in December 2024, $34 million was paid in January 2026, $49 million is due to be paid in each of December 2026 and December 2027, $99 million is due to be paid in December 2028, and $175 million is due to be paid in December 2029. The case was dismissed with prejudice on November 19, 2024. Teva has recognized a provision for the resolution of this case. Additionally, on January 8, 2021, Humana filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. On April 29, 2025, the court granted Teva’s motion to dismiss. On May 28, 2025, Humana re-filed
the case in Kentucky circuit court, alleging the same facts alleged in the Florida district court action. On July 29, 2025, Teva filed a motion to dismiss, which the court granted in part and denied in part on January 15, 2026, leaving only claims for breach of various rebate agreements remaining. On November 17, 2022, United Healthcare filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint, followed by an amended complaint filed on February 29, 2024. On March 28, 2025, Teva moved for summary judgment limited to the statute of limitations defense as per the court’s order, and that motion is pending.
In April 2021, a city and county in Washington filed claims against Teva in the U.S. District Court for the Western District of Washington for alleged violations of the RICO Act, Washington’s Consumer Protection Act, and unjust enrichment concerning Teva’s sale of COPAXONE. Plaintiffs purport to represent a nationwide class of health plans and a subclass of Washington-based health plans that purchased and/or reimbursed health plan members for COPAXONE. Plaintiffs allege that Teva engaged in several fraudulent schemes that resulted in plaintiffs and the putative class members purchasing and/or reimbursing plan members for additional prescriptions of COPAXONE and/or at inflated COPAXONE prices. Plaintiffs seek treble damages for the excess reimbursements and inflated costs, as well as injunctive relief. On November 17, 2021, Teva moved to dismiss the suit on the grounds that plaintiffs’ claims are barred by the applicable statutes of limitations and the direct purchaser rule, suffer from jurisdictional defects, and fail to plausibly allege fraud or other elements of their claims. On March 9, 2023, the court held a hearing on the motion to dismiss, and a decision remains pending. On June 27, 2025, Teva filed a motion to lift the stay of discovery. That motion is fully briefed and remains pending.
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

14
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Teva has settled claims brought by 100% of the U.S. states and their litigating political subdivisions, the Native American tribes (the “Tribes”), and approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Teva’s estimated cash payments between 2025 and 2029 for all opioids settlements are: $412 million paid in 2025, $378 million payable in 2026; $364 million payable in 2027; $415 million payable in 2028; and $339 million payable in 2029. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2030.
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

14
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In addition, Teva, certain of its subsidiaries and other defendants, are defending claims and putative class action lawsuits in Canada related to the manufacture, sale, marketing and distribution of opioid medications. The lawsuits include: (i) a claim brought by the Province of British Columbia on behalf of itself and a putative class of other federal and provincial governments, (ii) claims of municipalities, (iii) claims on behalf of various First Nations groups, and (iv) consumer class actions on behalf of persons who used opioids on behalf of themselves and putative classes. On January 22, 2025, the British Columbia Supreme Court certified the class of federal and provincial governments. Defendants appealed this decision, a hearing on this appeal was held in December 2025, and a decision remains pending. The court in Quebec certified the class in the consumer class action in 2024 (and denied leave to appeal), and the court in Ontario scheduled a certification hearing for an additional consumer class for March 2026. Other Canadian opioid actions remain in their preliminary stages.
Shareholder Litigation
In November and December 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors, which were subsequently consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019, asserting that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. From July 2017 to June 2019, other putative securities class actions were filed in other federal courts based on similar allegations and claims, and were transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors on behalf of plaintiffs in various forums across the country, and many of those plaintiffs had
“opted-out”
of the Ontario Teachers Securities Litigation. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. The vast majority of the total settlement amount was covered by the Company’s insurance carriers, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability and denied all allegations of wrongdoing. Additionally, Teva has settled the majority of the
“opt-out”
claims including a class settlement with shareholders in Israel, and one opt-out
case remains pending in the U.S.
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of Teva’s revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On November 3, 2023, the court granted plaintiff’s motion for class certification, to which Teva filed a petition

14
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

with the Third Circuit Court of Appeals for leave to appeal, which was denied on May 16, 2024. A motion to approve a securities class action was also filed in September 2022 in the Central District Court in Israel, which has been stayed pending the U.S. litigation, with similar allegations to those made in the above complaint filed in the U.S. District Court for the Eastern District of Pennsylvania.
Environmental Matters
Teva or its subsidiaries are party to a number of environmental proceedings, or have received claims, including under the federal Superfund law or other federal, provincial or state and local laws, imposing liability for alleged noncompliance, or for the investigation and remediation of releases of hazardous substances and for natural resource damages. Many of these proceedings and claims seek to require the generators of hazardous wastes disposed of at a third party-owned site, or the party responsible for a release of hazardous substances, including per-and
polyfluoroalkyl substances (PFAS), that impacted a site, to investigate and clean the site or to pay or reimburse others for such activities, including for oversight by governmental authorities and any related damages to natural resources. Teva or its subsidiaries have received claims, or been made a party to these proceedings, along with others, as an alleged generator of waste disposed of or treated at third-party waste disposal sites, or as a result of an alleged release from one of Teva’s facilities or former facilities.
Although liability among the responsible parties, under certain circumstances, may be joint and several, these proceedings are frequently resolved so that the allocation of clean-up
and other costs among the parties reflects the relative contributions of the parties to the site conditions and takes into account other pertinent factors. Teva’s potential liability varies greatly at each site; for some sites the costs of the investigation, clean-up
and natural resource damages have not yet been determined, and for others Teva’s allocable share of liability has not been determined. At other sites, Teva has taken an active role in identifying those costs, to the extent they are identifiable and estimable, which do not include reductions for potential recoveries of clean-up
costs from insurers, indemnitors, former site owners or operators or other potentially responsible parties. In addition, enforcement proceedings relating to alleged violations of federal, state, commonwealth or local requirements at some of Teva’s facilities may result in the imposition of penalties (in amounts not expected to materially adversely affect Teva’s results of operations) and the recovery of certain costs and natural resource damages, and may require that corrective actions and enhanced compliance measures be implemented.
Item 103 of Regulation
S-K
promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceeding and such proceeding involves potential monetary sanctions, unless the Company reasonably believes that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $300,000. The following matter is disclosed in accordance with that requirement. On July 8, 2021, the National Green Tribunal Principal Bench, New Delhi, issued an order against Teva’s subsidiary in India, Teva API India Private Limited, finding non-compliance
with environmental laws and assessing a penalty of $1.4 million. Teva filed an appeal before the Hon’ble Supreme Court of India, disputing certain of the findings and the amount of the penalty. On August 5, 2021, the Supreme Court of India granted a stay of the judgment by the National Green Tribunal Principal Bench. On April 8, 2025, the Supreme Court of India accepted the appeal filed by Teva’s subsidiary and a hearing will be scheduled in due course. The Company does not believe that the eventual outcome of such matter will have a material effect on its business and results of operations.
Gain Contingencies
From time to time, Teva may directly or indirectly pursue claims against certain parties, including but not limited to patent infringement lawsuits against other pharmaceutical companies to protect its patent rights, as well as derivative actions brought on behalf of Teva. Teva recognizes gain contingencies from such lawsuits

1
50

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

when they are realized or when all related contingencies have been resolved. No gain has been recognized regarding any matter disclosed below, unless mentioned otherwise.
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes on nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022. The jury’s verdict found that the three method of treatment patents were valid and infringed by Lilly and awarded Teva $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva appealed and a hearing was held on September 5, 2025. A decision remains pending.
In March 2024, Teva filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that Amarin Pharma, Inc., Amarin Pharmaceuticals Ireland Limited, and Amarin Corporation plc (collectively “Amarin”) engaged in a decade-long scheme to lock up the supply of icosapent ethyl to prevent and delay generic competition to its branded Vascepa
®
drug product. Teva’s lawsuit coincides with four other lawsuits brought by generic drug manufacturers and purchasers of branded Vascepa
®
alleging the same or similar conduct by Amarin. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic icosapent ethyl drug sales that Teva could have made absent Amarin’s alleged interference. On May 24, 2024, Amarin filed a motion in the U.S. District Court for the District of Nevada, seeking to enforce the terms of an earlier Teva-Amarin agreement to settle patent litigation regarding Vascepa
®
, which Amarin asserts precludes Teva from filing the present antitrust action. Teva opposed this motion on June 7, 2024, and on December 4, 2024, the Nevada court denied Amarin’s motion. On March 25, 2025, Amarin filed a
“pre-motion
letter” with the U.S. District Court of the District of New Jersey, where the case is pending, asking for permission to file a motion for judgment on the pleadings on the same grounds as its motion in Nevada. On October 8, 2025, the Court granted Amarin’s request to file its motion. Amarin served its motion on October 29, 2025. Briefing on Amarin’s motion is complete and a decision remains pending. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
In June 2024, Teva filed a lawsuit in the U.S. District Court for the Northern District of California alleging that Corcept Therapeutics, Inc. (“Corcept”) and Optime Care Inc. (“Optime”) engaged in a multifaceted, years-long scheme to stifle generic competition to Corcept’s branded Korlym
®
(mifepristone) drug product, which is indicated to treat endogenous Cushing’s syndrome. Teva alleges that Corcept and Optime have suppressed competition by abusing the patent and judicial systems, entering a long-term, blanket exclusive-dealing agreement that has locked up a key pharmaceutical distribution channel, and making illicit payments to physicians as compensation for prescribing Korlym
®
. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic mifepristone drug sales that Teva could have made absent Corcept and Optime’s alleged interference, as well as injunctive relief to remove the unlawful barriers to generic competition created by Corcept and Optime. Teva filed an amended complaint in September 2024. Defendants filed a joint motion to dismiss in October 2024, which the court denied in substantial part on September 12, 2025. On September 26, 2025, Teva filed an amended complaint amending certain claims that were dismissed. On October 31, 2025, Corcept and Optime filed a motion to dismiss certain claims in Teva’s second amended complaint. Briefing on that motion is now complete and a decision remains pending. On January 14, 2026, Teva filed a motion for leave to serve a supplemental pleading, to add a new claim for unlawful exclusive dealing against Corcept and another specialty pharmacy, Curant Health LLC. Discovery is ongoing. As the lawsuit is still

1
51

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
Motions to approve derivative actions seeking monetary damages against certain past and present directors and officers have been filed in Israeli Courts alleging negligence and recklessness, as well as motions for document disclosure prior to initiating derivative actions. These motions were filed with respect to several U.S. and EU settlement agreements, allegations related to the DOJ PAP Complaint, and with respect to the European Commission’s proceedings relating to COPAXONE.
NOTE 13—Income taxes:

a.	Income (loss) before income taxes:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
Israel (domestic)	$(225)	$(456)	$(767)
Outside Israel (foreign)	1,448	(828)	143

	$1,223	$(1,284)	$(624)

b.	Income taxes:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
Israel (domestic)	$206	$721	$(402)
Outside Israel (foreign)	(386)	(45)	395

	$(180)	$676	$(7)

Current
Israel (domestic)	$154	$656	$36
Outside Israel (foreign)	482	438	297
Deferred
Israel (domestic)	52	66	(438)
Outside Israel (foreign)	(868)	(484)	98

	$(180)	$676	$(7)

15
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table presents the reconciliation between the Company’s theoretical income tax and effective income tax for the year ended December 31, 2025 after the adoption of ASU
2023-09:

	Year ended December 31,
	2025
	(U.S. $ in millions)	Percentage
Israel statutory tax rate for income taxes	$281	23%
Foreign tax effects
Canada
Change in valuation allowance	42	3.4%
Other	(11)	(0.9%)
Germany
Statutory tax rate difference	48	4%
State and local income taxes*	(77)	(6.3%)
Other	(1)	(0.1%)
Ireland
Change in valuation allowance	40	3.3%
Other	(4)	(0.3%)
Malta
Statutory tax rate difference	34	2.8%
Reduced rate due to imputation system	(89)	(7.3%)
Other	6	0.5%
Mexico	17	1.4%
Netherlands
Non-deductible interest	41	3.4%
Change in valuation allowance	138	11.3%
Other	(1)	(0.1%)
Switzerland
Statutory tax rate difference	(162)	(13.2%)
Exchange rate movements	(37)	(3.0%)
Change in valuation allowance	(33)	(2.7%)
Other	4	0.4%
United Kingdom	15	1.2%
United States
Change in valuation allowance	(668)	(54.6%)
R&D tax credit	(24)	(2.0%)
Base Erosion and Anti-Abuse Tax (BEAT)	25	2.0%
Non-deductible items	19	1.6%
Other	(7)	(0.6%)
Other countries	39	3.3%
Changes in unrecognized tax benefits	(60)	(4.9%)
Changes in valuation allowances	187	15.3%
Indexation of income tax payable to tax authorities	48	4.0%
Other adjustments	6	0.5%

Total Effective Tax Rate	$(180)	(14.8%)

*	State taxes in Ulm in 2025 made up the majority (greater than 50%) of the tax effect in this category.

15
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table presents the reconciliation between the Company’s theoretical income taxes and effective income taxes for the years ended December 31, 2024 and 2023 prior the adoption of ASU
2023-09:

	Year ended December 31,
	2024	2023
	(U.S. $ in millions)
Income (loss) before income taxes	$(1,284)	$(624)
Statutory tax rate in Israel	23%	23%

Theoretical provision for income taxes	$(295)	$(144)
Increase (decrease) in the provision for income taxes due to:
Tax benefits arising from net deferred taxes, resulting from intellectual property related integration plans, including carryforward losses	(87)	(272)
The Parent Company and its Israeli subsidiaries - Settlement with the Israeli tax authorities	514	—
Increase (decrease) in other uncertain tax positions - net	171	—
Tax benefits arising from reduced tax rates under benefit programs	—	14
Mainly nondeductible items and prior year tax	16
Non-Israeli subsidiaries
Impairments that did not have a corresponding tax effect, non-deductible interest and other items	463	372
Adjustments to valuation allowances on deferred tax assets (*)	(105)	—
Increase (decrease) in other uncertain tax positions - net	(1)	23

Effective consolidated income taxes	$676	$(7)

*	Mainly related to deduction of interest expenses in the United States.

c.	Deferred income taxes:

	December 31,
	2025	2024
	(U.S. $ in millions)
Deferred tax assets (liabilities), net:
Inventory related	$77	$88
Sales reserves and allowances	57	55
Provision for legal settlements	650	667
Intangible assets	(79)	170
Carryforward losses and deductions and credits (*)	1,789	1,557
Property, plant and equipment	(49)	(157)
Deferred interest	964	789
Provisions for employee related obligations	117	95
Other	712	69

	4,238	3,333
Valuation allowance—in respect of carryforward losses and deductions that may not be utilized	(2,342)	(2,017)

	$1,895	$1,316

(*)	The amounts are shown after reduction for unrecognized tax benefits of $445 million and $ 163 million as of December 31, 2025 and 2024, respectively.
The
 amount as of December 31, 2025 represents the tax effect of gross carryforward losses and deductions with the following expirations:
2026
-
2027
— $
59 million;
2028
-
2035
— $
552 million;
2036
and thereafter—$
453 million. The remaining balance—$
1,170
million—can be utilized with no expiration date.

15
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The deferred income taxes are reflected in the balance sheets among:

	December 31,
	2025	2024
	(U.S. $ in millions)
Long-term assets—deferred income taxes	2,191	1,799
Long-term liabilities—deferred income taxes	(296)	(483)

	$1,895	$1,316

d.	Uncertain tax positions:
The following table summarizes the activity of Teva’s gross unrecognized tax benefits:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
Balance at the beginning of the year	$449	$651	$638
Increase (decrease) related to prior year tax positions, net	125	109	(1)
Increase related to current year tax positions	8	53	15
Decrease related to settlements with tax authorities and lapse of applicable statutes of limitations	(8)	(395)	(15)
Other	23	29	14

Balance at the end of the year	$596	$449	$651

Uncertain tax positions, mainly of a long-term nature, included accrued potential penalties and interest of $14 million, $69 million and $224 million as of December 31, 2025, 2024 and 2023, respectively. The total amount of interest and penalties reflected in the consolidated statements of income was a net decrease of $55 million, $155 million for the years ended December 31, 2025 and 2024, respectively, and a net increase of $12 million for the year ended December 31, 2023. The above uncertain tax benefits, if recognized, would reduce Teva’s annual effective tax rate. Teva does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities or court decisions, the likelihood and timing of which are difficult to estimate.

e.	Cash Income Taxes Paid (net of refunds):

Year ended December 31,
2025
(U.S. $ in millions)
Israel	$155
Foreign
Croatia	30
Poland	35
Spain	59
United Kingdom	42
Other	237

$558

15
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Income taxes paid (net of refunds) for the years ended December 31, 2024 and 2023 were $471 million and $298 million respectively.

f.	Tax assessments:
Teva files income tax returns in various jurisdictions with varying statutes of limitations. Teva and its subsidiaries in Israel have received final tax assessments through tax year 2020.
On June 23, 2024, Teva entered into an agreement with the ITA to settle certain litigation with respect to taxes payable for the Company’s taxable years 2008 through 2020 (the “Agreement”). Pursuant to the terms of the Agreement, the Company will pay a total amount of approximately $750 million (based on exchange rates at the date of the Agreement) to the ITA spread over a six-year
period beginning in 2024. Additionally, under the terms of the Agreement, it was further agreed that the Company pays dividends on, or repurchases, its equity interests, the Company will pay an additional
5%-7%
of such amounts in corporate taxes, up to a maximum tax payment amount of approximately $500 million. Any amounts due under this provision of the Agreement will be recorded as incurred.
In the U.S., Teva is subject to ongoing examination of its U.S. subsidiaries by federal and state tax authorities. The years 2016 to 2019 are open years, and under IRS examination. Additionally, Teva is currently under examination by various state tax authorities for open years from 2016 to 2023. Besides these ongoing audits, Teva and its subsidiaries are in the process of closing and removing tax years 2009 to 2015 from administrative suspense, following the holding of the U.S. District Court of Appeals for the Federal Circuit, pursuant to which certain legal fees incurred related to Abbreviated New Drug Applications (“ANDAs”) were held deductible for Federal tax purposes in the years incurred.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The Act contains certain provisions related to the extent of deductibility for U.S. federal tax purposes of interest expense, R&D costs and other depreciable property, as well as changes to U.S. taxation of foreign subsidiaries’ earnings, and other U.S. corporate tax law changes. Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. Teva evaluated the impact of this Act on its annual consolidated financial statements and related disclosures, and concluded the Act does not have a material impact on its 2025 consolidated financial statements.

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
With respect to carry forward of historical nondeductible interest expenses in the U.S., the Company had sufficient positive evidence to release valuation allowances in 2025. The release resulted in the recognition of certain deferred tax assets with a corresponding income tax benefit.
Teva paid withholding taxes to the Indian tax authorities in 2012. Teva filed a claim seeking the refund of these withholding tax payments. Trial in this case is ongoing. A final and binding decision against Teva in this case may lead to an impairment of income tax (refund) receivable in an amount of up to $117 million.
The Company’s subsidiaries in Europe have received final tax assessments mainly through tax year 2019. Teva believes it has adequately provided for all of its uncertain tax positions for open years, including items currently under dispute, however, adverse outcomes to any of these positions or disputes could be material.

15
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

g.	Basis of taxation:
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
inter alia
:

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

15
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Non-Israeli
subsidiaries are taxed according to the tax laws in their respective country of residence. Certain manufacturing subsidiaries operate in jurisdictions outside Israel, some of which benefit from tax incentives such as reduced tax rates, investment tax credits and accelerated deductions.
Pillar Two Taxation
On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement the minimum taxation component of 15% (“Pillar Two”) of the OECD’s reform of international taxation, as part of the base erosion and profit shifting (“BEPS”) for large multinational corporations. Other countries have also enacted legislation with general implementation of a global minimum tax by January 1, 2025. Although, the impact of Pillar Two on Teva’s 2025 consolidated financial statements was not material on Teva’s effective tax rate, it could have a material impact on Teva’s effective tax rate and consolidated financial statements in the future.
NOTE 14—Equity:

a.	Ordinary shares and ADSs
As of December 31, 2025 and 2024, Teva had approximately 1.3 billion and 1.2 billion ordinary shares issued respectively. Teva ordinary shares are traded on the
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
On April 18, 2016 and July 13, 2017, Teva’s shareholders approved an increase of an additional 33.3 million and 65 million, equivalent share units, respectively, to the share reserve of the 2015 Plan, so that a total of 77 million and 142 million, equivalent share units, respectively, including options exercisable into ordinary shares, RSUs and PSUs, were approved for grant.
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
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2025, 52.1 million shares remain available for future awards under the 2020 Plan.
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
Status of options
A summary of the status of the options previously granted by Teva as of December 31, 2025, 2024 and 2023, and changes during the years ended on those dates, is presented below (the number of options represents ordinary shares exercisable in respect thereof).

	Year ended December 31,
	2025		2024		2023
	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price	Number (in thousands)	Weighted average exercise price
Balance outstanding at beginning of year	17,713	$36.96	22,703	$36.89	24,119	$36.83
Changes during the year:
Exercised	(2,541)	18.91	(1,284)	15.37	—	—
Forfeited	(581)	35.86	(1,211)	34.13	(885)	34.65
Expired	(2,722)	59.63	(2,495)	48.84	(531)	37.57

Balance outstanding at end of year	11,870	35.68	17,713	36.96	22,703	36.89

Balance exercisable at end of year	11,870	35.68	17,713	36.96	22,703	36.89

No options were granted during 2025, 2024 and 2023.
The following table summarizes information as of December 31, 2025 regarding the number of ordinary shares issuable upon vested options:

Number of ordinary shares issuable upon exercise of vested options
Range of exercise prices	Balance at end of period (in thousands)	Weighted average exercise price	Weighted average remaining life
	Number of shares	$	Years
$15.01 - $20.00	3,390	18.97	2.14
$20.01 - $25.00	26	22.48	2.61
$25.01 - $35.00	4,956	34.67	1.16
$35.01 - $45.00	57	37.70	0.92
$45.01 - $55.00	2,883	53.24	0.28
$55.01 - $65.00	558	55.83	0.12

Total	11,870	35.68	1.18

15
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value represents the total
pre-tax
intrinsic value, based on the Company’s closing stock price of $31.21 on December 31, 2025, less the weighted average exercise price in each range. This represents the potential amount receivable by the option holders had all option holders exercised their options as of such date. The total number of in-the-money
options exercisable as of December 31, 2025
,
was 3.5 million.
The total intrinsic value of the options outstanding at the end of the years ended December 31, 2025 and 2024 was $42 million and $19 million respectively.
The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $17 million and $3 million based on the Company’s average stock price of $19.09 and $15.97 respectively.
No options were exercised during 2023.
Status of
non-vested
RSUs and PSUs
The following table summarizes information about the number of RSUs and PSUs granted and outstanding:

	Year ended December 31,
	2025		2024		2023
	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value	Number (in thousands)	Weighted average grant date fair value
Balance outstanding at beginning of year	33,810	$10.46	35,664	$9.07	32,302	$9.11
Granted	12,037	16.11	11,557	13.66	16,608	9.77
Vested	(13,428)	9.48	(11,464)	9.46	(10,195)	10.28
Forfeited	(1,953)	6.58	(1,947)	9.81	(3,052)	9.81

Balance outstanding at end of year	30,466	13.14	33,810	10.46	35,664	9.07

The Company expenses compensation costs are based on the grant-date fair value. For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation costs as follows:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
RSUs and PSUs	157	123	121

Total stock-based compensation expense	157	123	121
Tax effect on stock-based compensation expense	14	11	11

Net effect	$143	$112	$110

As of December 31, 2025, the total unrecognized compensation cost before tax on RSUs and PSUs amounted to $
262
 million. The cost is expected to be recognized over a weighted average period of approximately
2.4
years. There were
no
unrecognized compensation costs related to employee stock options.

c.	Dividends
Teva has not paid dividends on Teva ordinary shares or ADSs since December 2017.

1
60

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

d.	Accumulated other comprehensive loss
The components of accumulated other comprehensive loss attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of January 1, 2023	$(2,514)	(295)	(28)	(2,838)
Other comprehensive income (loss) before reclassifications	167	(1)	(17)	149
Amounts reclassified to the statements of income	—	30	(4)	26

Net other comprehensive income (loss) before tax	167	29	(21)	175
Corresponding income tax	(37)	—	3	(34)

Net other comprehensive income (loss) after tax*	130	29	(18)	141

Balance as of December 31, 2023	(2,384)	(266)	(46)	(2,697)

Other comprehensive income (loss) before reclassifications	(456)	—	(1)	(457)
Amounts reclassified to the statements of income	—	28	(6)	22

Net other comprehensive income (loss) before tax	(456)	28	(7)	(434)
Corresponding income tax	(17)	—	1	(16)

Net other comprehensive income (loss) after tax*	(473)	28	(6)	(450)

Balance as of December 31, 2024	(2,857)	(238)	(52)	(3,148)

Other comprehensive income (loss) before reclassifications	569	4	3	572
Amounts reclassified to the statements of income		35	12	51
Release of cumulative translation adjustments**	181	—	—	181

Net other comprehensive income (loss) before tax	750	39	15	804
Corresponding income tax	(45)	—	(2)	(47)

Net other comprehensive income (loss) after tax*	705	39	13	757

Balance as of December 31, 2025	$(2,152)	$(199)	$(39)	$(2,391)

*
Amounts do not include $27 million gain in 2025, $61 million l oss
in 2024 and $50 million loss in 2023 from foreign currency translation adjustments attributable to redeemable
and
non-redeemable
non-controlling
interests.

**	In connection with the sale of Teva’s business venture in Japan.

1
61

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 15—Other assets impairments, restructuring and other items:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
Impairment of long -lived tangible assets (1)	$769	$1,024	$28
Contingent consideration (see note 20)	54	303	548
Restructuring	225	74	111
Other	1	(14)	30

Total	$1,050	$1,388	$718

(1)	Including impairments related to exit and disposal activities.
Impairments
Impairments of tangible assets for the years ended December 31, 2025, 2024 and 2023 were $769 million, $1,024 million and $28 million, respectively.
Impairments for the year ended December 31, 2025, were mainly related to a $
726

million impairment charge in connection with a manufacturing facility in Europe. During the fourth quarter of 2025, due to impairment indicators, the Company performed an undiscounted cash flow analysis pursuant to ASC
360-10,
Impairment and Disposal of Long-Lived Asset. Based on this analysis, the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets related to this facility. To estimate the fair value of the asset group, the Company performed a discounted cash flow analysis using assumptions which required significant judgment, including appropriate discount rates, estimates of revenue growth rate and the amount and timing of expected future cash flows. The discount rate was based on an estimate of the WACC of market participants relative to the asset group and amounted to
8.8
%.
The forecasted cash flows were based on the Company’s most recent strategic alternatives, including contract manufacturing services partnerships and possible divestitures. The Company believes the assumptions are consistent with the plans and estimates that a market participant would use to manage the business. As a result of this analysis, an impairment charge was recorded as the fair value of the asset group was below its carrying value.
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

16
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Contingent consideration
In 2025, Teva recorded expenses of $54 million for contingent consideration, compared to expenses of $303 million in 2024 and $548 million in 2023. The expense in 2025 was mainly related to lenalidomide capsules (the generic version of Revlimid
®
) (mainly the effect of the passage of time on the net present value of the discounted payments) and to a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales. Expenses in 2024 and 2023 were mainly related to a change in the estimated future royalty payments to Allergan in connection with lenalidomide (generic equivalent of Revlimid
®
) and a change in the estimated future royalty payments to Eagle in connection with expected future bendamustine sales.
Restructuring
In 2025, Teva recorded $225 million of
restructuring expenses
, compared to $74 million in 2024 and $111 million in 2023. Expenses in 2025 were primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations, mainly through headcount reduction. Expenses in 2024 and
2023
were primarily related to network consolidation activities.
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
The following table provides the components of restructuring costs:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
Restructuring
Employee termination	$215	$53	$52
Other	10	21	59

Total	$225	$74	$111

16
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions )
Balance as of January 1, 2023	$(112)	$(7)	$(119)

Provision	(52)	(59)	(111)
Utilization and other*	90	59	149

Balance as of December 31, 2023	$(75)	$(7)	$(82)

Provision	(53)	(21)	(74)
Utilization and other*	73	16	88

Balance as of December 31, 2024	$(55)	$(13)	$(68)

Provision	(215)	(10)	(225)
Utilization and other*	147	9	156

Balance as of December 31, 2025	$(124)	$(14)	$(138)

*	Includes adjustments for foreign currency translation.
NOTE 16—Other income:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
Gain (loss) on divestitures, net of divestitures related costs	$(22)	$15	$3
Gain (loss) on sale of assets	2	2	25
Other, net	2	(4)	21

Total other income (loss)	$(18)	$14	$49

NOTE 17—Financial expenses, net:

	Year ended December, 31
	2025	2024	2023
	(U.S. $ in millions)
Interest expenses and other bank charges	$916	$1,002	$1,029
(Income) loss from investments	(92)	(86)	(68)
Foreign exchange (gains) losses, net	41	17	30
Other, net (*)	69	48	66

Total finance expense, net	$934	$981	$1,057

(*)	Amortization of issuance costs and terminated derivative instruments.
NOTE 18—Earnings (loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, net of treasury shares.

16
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Basic and diluted earnings (loss) per share attributable to Teva’s ordinary shareholders for the years ended December 31, 2025, 2024 and 2023 are calculated as follows:

	Years ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Basic earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$1,410	$(1,639)	$(559)

Shares (denominator):
Weighted average shares outstanding	1,145	1,131	1,119

Basic earnings (loss) attributable to Teva’s ordinary shareholders	$1.23	$(1.45)	$(0.50)

Diluted earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$1,410	$(1,639)	$(559)

Shares (denominator):
Weighted average shares outstanding	1,145	1,131	1,119
Diluted effect of stock options, RSUs and PSUs	17	—	—

Total dilutive shares outstanding	1,163	1,131	1,119

Diluted earnings (loss) attributable to Teva’s ordinary shareholders	$1.21	$(1.45)	$(0.50)

In computing diluted earnings per share for the year ended December 31, 2025, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution that could occur upon the exercise of convertible senior debentures, since they had an anti-dilutive effect on earnings per share. Additionally, an amount of
27.2

million dilutive shares of ordinary shares from the conversion of outstanding stock options, RSUs and PSUs were excluded from the computation of diluted earnings per share attributable to Teva’s ordinary shareholders for the year ended December 31, 2025, as their effect would be anti-dilutive.
In computing diluted loss per share for the years ended December 31, 2024 and 2023, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share. Additionally, an amount of 52.1 million and
57.9
million dilutive shares of ordinary shares from the conversion of outstanding stock options, RSU’s and PSUs were excluded from the computation of diluted loss per share attributable to Teva’s ordinary shareholders for the years ended December 31, 2024 and 2023 respectively.
NOTE 19 – Segments:
Teva operates its business and reports its financial results in three segments:

(a)	United States segment.

16
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
In conjunction with a shift in executive management responsibilities and in alignment with Teva’s Pivot to Growth strategy, Teva decided that Canada is no longer included as part of Teva’s North America segment as of January 1, 2024. From that date Canada is reported as part of the Company’s International Markets segment and Teva’s North America segment has been renamed the United States segment. Teva aligned its internal financial and segment reporting and its reporting units in accordance with this change effective January 1, 2024. Prior period amounts for the year ended December 31, 2023 have been recast to conform to the reporting structure.
On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy. On November 5, 2025, Teva announced that exclusive discussions with a selected buyer on the sale have terminated. Teva has initiated a renewed sales process, maintaining its strategic intention to divest its API business. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or whether a divestiture will be agreed or completed at all. See note 2.

16
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

To align with Teva’s Pivot to Growth strategy, commencing January 1, 2026, Anda will no longer be reported under Teva’s United States segment. This shift will allow the United States segment to continue to manage its entire product portfolio in the region, while strengthening focus on its biopharmaceutical business, growth engines and innovation. As a result, from that date, Anda will be reported as part of the Company’s Other Activities. Teva will align its internal financial and segment reporting in coordination with this shift effective January 1, 2026.

a.	Segment information:

	Year ended December 31,
	2025
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$9,186	$5,040	$2,162
Cost of sales	3,568	2,293	1,116
R&D expenses	633	247	103
S&M expenses	1,172	902	475
G&A expenses	458	295	147
Other	§	1	(14)

Segment profit	$3,356	$1,303	$336

§	Represents an amount less than $0.5 million.

	Year ended December 31,
	2024
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$8,034	$5,103	$2,463
Cost of sales	3,646	2,197	1,229
R&D expenses	633	229	112
S&M expenses	1,049	826	534
G&A expenses	410	272	150
Other	§	3	(2)

Segment profit	$2,296	$1,575	$440

§	Represents an amount less than $0.5 million.

16
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31,
	2023
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$7,731	$4,837	$2,351
Cost of sales	3,421	2,111	1,191
R&D expenses	604	220	104
S&M expenses	938	767	487
G&A expenses	378	263	142
Other loss (income)	(5)	(2)	(39)

Segment profit	$2,394	$1,478	$465

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
United States profit	$3,356	$2,296	$2,394
Europe profit	1,303	1,575	1,478
International Markets profit	336	440	465

Total reportable segments profit	4,995	4,311	4,338
Profit (loss) of other activities	(90)	18	24

Amounts not allocated to segments:
Amortization	581	588	616
Other assets impairments, restructuring and other items	1,050	1,388	718
Goodwill impairment	—	1,280	700
Intangible asset impairments	259	251	350
Legal settlements and loss contingencies	473	761	1,043
Other unallocated amounts	384	364	502

Consolidated operating income (loss)	2,157	(303)	433

Financial expenses, net	934	981	1,057

Consolidated income (loss) before income taxes	$1,223	$(1,284)	$(624)

16
8

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

b.	Segment revenues by major products and activities:
The following tables present revenues by major products and activities for each segment for the year ended December 31, 2025, 2024 and 2023:
United States segment:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
Generic products (including biosimilars)	$3,657	$3,599	$3,138
AJOVY	295	207	211
AUSTEDO	2,217	1,642	1,225
BENDEKA and TREANDA	147	168	237
COPAXONE	255	242	297
UZEDY	191	117	23
Anda	1,496	1,536	1,577
Other*	929	523	1,025

Total	$9,186	$8,034	$7,731

*
Other revenues in 2025 were mainly comprised of
development

milestone payments of $500 million received in the fourth quarter of 2025, in connection with the initiation of Phase 3 studies for duvakitug (anti-TL1A) (see note
2
). Other revenues in 2024 include the sale of certain product rights. Other revenues in 2023 were mainly comprised of a $500 million upfront payment received in the fourth quarter of 2023, in connection with the collaboration on Teva’s duvakitug (anti-TL1A) asset.

Europe segment:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$4,044	$3,926	$3,664
AJOVY	270	216	160
COPAXONE	181	213	231
Respiratory products	227	244	265
Other*	319	504	516

Total	$5,040	$5,103	$4,837

*	Other revenues in 2025, 2024 and 2023 include the sale of certain product rights.

16
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

International Markets segment:

	Year ended December 31,
	2025	2024	2023
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,721	$1,937	$1,932
AJOVY	108	84	63
AUSTEDO	43	46	15
COPAXONE	32	48	63
Other*	259	349	278

Total	$2,162	$2,463	$2,351

*	Other revenues in 2025 and 2024 include the sale of certain product rights.
Revenues are attributable to countries based on sales to third parties in such countries. Revenues within the United States constituted 53% for the year ended December 31, 2025 and 49% of Teva’s consolidated revenues for both the years ended December 31, 2024 and 2023. Revenues within the Company’s country of domicile (Israel) constituted 2% of Teva’s consolidated revenues for each of the years ended December 31, 2025, 2024 and 2023.

c.	Supplemental data—major customers:
The following table represents the percentage of consolidated third party net sales to Teva’s major customers during the years ended December 31, 2025, 2024 and 2023.

	Percentage of Third Party Net Sales
	2025	2024	2023
McKesson Corporation	13%	12%	9%
AmerisourceBergen Corporation	11%	9%	9%
Most of Teva’s revenues from these customers were in the United States segment.

d.	Property, plant and equipment—by geographical location were as follows:

	December 31,
	2025	2024
	(U.S. $ in millions)
Israel	$1,033	$1,066
Germany	704	1,262
United States	529	561
Croatia	312	277
Czech Republic	199	206
Hungary	86	83
Ireland	244	261
Other	973	865

Total property, plant and equipment	$4,080	$4,581

1
70

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

NOTE 20—Fair value measurement:
Financial items carried at fair value as of December 31, 2025 and 2024 are classified in the tables below in one of the three categories described in note 1f:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,678	—	—	$2,678
Cash, deposits and other	878	—	—	878
Investment in securities:
Equity securities	16	—	—	16
Other	3	—	—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	86	—	86
Liabilities derivatives:
Options and forward contracts	—	(38)	—	(38)
Cross currency interest rate swap		(19)		(19)
Contingent consideration*	—	—	(51)	(51)

Total	$3,575	$29	$(51)	$3,553

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,005	—	—	$2,005
Cash, deposits and other	1,295	—	—	1,295
Investment in securities:
Equity securities	12	—	—	12
Other	3	—	—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	71	—	71
Liabilities derivatives:
Options and forward contracts	—	(24)	—	(24)
Contingent consideration*	—	—	(401)	(401)

Total	$3,315	$47	$(401)	$2,961

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

1
71

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
11
%.
The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was
9
%.
The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of income under other asset impairments, restructuring and other items. Significant changes in unobservable inputs, mainly the cash flows projected, could result in material changes to the contingent consideration liabilities. A change of the discount rate by
1
% would not have resulted in material changes to the contingent consideration liabilities.
The following table summarizes the activity for those financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs.

	December 31, 2025	December 31, 2024
	(U.S. $ in millions)
Fair value at the beginning of the period	$(401)	$(477)
Redemption of convertible bond security*	—	(40)
Adjustments to provisions for contingent consideration:
Allergan transaction	(30)	(270)
Eagle transaction	(22)	(31)
Novetide transaction	(2)	(2)
Settlement of contingent consideration:
Allergan transaction	356	363
Eagle transaction	46	54
Novetide transaction	2	2

Fair value at the end of the period	$(51)	$(401)

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
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value consist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 9), and are presented in the below table in terms of fair value:

	Estimated fair value*
	December 31,
	2025	2024
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$15,128	$15,717
Senior notes and convertible senior debentures included under short-term debt	1,801	1,779

Total	$16,929	$17,496

*	The fair value was estimated based on quoted market prices.
NOTE 21—Long-term employee-related obligations:

a.	Long-term employee-related obligations consisted of the following:

	December 31,
	2025	2024
	(U.S. $ in millions)
Accrued severance obligations	$73	$65
Defined benefit plans	50	63

Total (*)	$123	$128

(*)	Teva’s long-term employee-related obligations are presented in the Consolidated Balance Sheet under other taxes and long-term liabilities.
As of December 31, 2025 and 2024, Teva had $112 million and $97 million, respectively, deposited in funds managed by financial institutions and earmarked by management to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other non-current
assets.
The Company expects to expense an approximate contribution of $128 million in 2026 to pension funds and insurance companies in connection with its severance and pension pay obligations.
The main terms of the different arrangements with employees are described below.

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

17
3

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
The Company expects to pay the following future minimum benefits to its employees: $19 million in 2026; $
14

million in 2027; $
15
 million in
2028
; $
16
 million in
2029
; $
17
 million in
2030
; and $
91
 million in the aggregate between
2031
to
2035
. These amounts do not include amounts that may be paid to employees who cease working with the Company before their normal retirement age.
NOTE 22—Redeemable
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

17
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements—(Continued)

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
Changes in the carrying amount of the redeemable
non-controlling
interests for the year ended December 31, 2025 were as follows:

Redeemable non-controlling interests
(U.S. $ in millions)
Balance as of December 31, 2024	$340

Changes during the period:
Share in comprehensive income (loss)	33
Dividend payment	(340)
Purchase of shares from redeemable non-controlling interests	(38)
Other adjustments related to redeemable non-controlling interests	6

Balance as of December 31, 2025	$—

17
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2025
(U.S. $ in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts including credit losses:
Year ended December 31, 2025	$146	$10	$(9)	$(13)	134

Year ended December 31, 2024	$164	$35	$(8)	$(46)	146

Year ended December 31, 2023	$162	$10	$(6)	$(2)	164

Allowance in respect of carryforward tax losses and deductions that may not be utilized:
Year ended December 31, 2025	$2,017	$1,036	$—	$(710)	$2,342

Year ended December 31, 2024	$3,009	$100	$—	$(1,093)	$2,017

Year ended December 31, 2023	$3,072	$161	$—	$(224)	$3,009

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
After evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of Teva’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in
Internal Control— Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2025, Teva’s internal control over financial reporting was effective.
Our internal control over financial reporting as of December 31, 2025, has been audited by Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect Teva’s internal control over financial reporting.

17
7

ITEM 9B. OTHER INFORMATION
Director and Officer Rule
10b5-1
Trading Arrangements
During the three months ended December 31, 2025, each of the following officers adopted
a Rule
10b5-1
trading arrangement (as such term is defined in Item 408 of Regulation
S-K).
All trading plans are intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act.

Name and Title	Date	Expiration Date	Maximum Shares Subject to Plan (1)
Evan Lippman, EVP, Business Development	November 10, 2025	May 15, 2026	85,849
Richard Daniell, EVP, Head of European Commercial	November 10, 2025	March 6, 2026	244,186
Dr. Eric Hughes, EVP, Global R&D and Chief Medical Officer	November 10, 2025	August 4, 2026	231,217
Placid Jover, EVP, Chief Human Resources Officer	November 10, 2025	August 4, 2026	26,977
Matthew Shields , EVP, Teva Global Operations	November 10, 2025	June 4, 2026	33,490
David R. McAvoy , EVP, Chief Legal Officer	November 10, 2025	March 6, 2026	30,891
Richard D. Francis, President and CEO	November 14, 2025	June 8, 2026	1,570,667
Eli Kalif, EVP, Chief Financial Officer	November 26, 2025	June 12, 2026	605,624

(1)	Certain plans include shares to be sold solely to cover tax withholding obligations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to Teva’s 2026 Proxy Statement, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025, with respect to Teva’s directors, executive officers and corporate governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.
ITEM 11. EXECUTIVE COMPENSATION
Reference is made to Teva’s 2026 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2025, with respect to Teva’s executive compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to Teva’s 2026 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2025, with respect to the security ownership of certain beneficial owners and management and related stockholder matters of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

17
8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to Teva’s 2026 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2025, with respect to certain relationships and related transactions, and director independence of Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to Teva’s 2026 Proxy Statement, which will be filed no later than 120 days after the close of Teva’s fiscal year ended December 31, 2025, with respect to principal accountant fees and services provided to Teva, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Annual Report on Form 10-K:

Exhibits

(b) The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to Registration Statement on Form F-1 (Reg. No. 33-15736)) (1)

3.2	Amendment to Memorandum of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on December 14, 2018) (1)

3.3	Articles of Association (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on June 23, 2022)

4.1	Second Amended and Restated Deposit Agreement, dated as of December 4, 2018, among Teva Pharmaceutical Industries Limited, Citibank, N.A., as depositary, and the holders from time to time of shares (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on December 4, 2018)

4.2	Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on January 31, 2006)

4.3	First Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 0.25% Convertible Senior Debentures due 2026 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on January 31, 2006)

4.4	Second Supplemental Senior Indenture, dated as of January 31, 2006, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, including the form of 6.150% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on January 31, 2006)

4.5	Third Supplemental Senior Indenture, dated as of March 16, 2010, by and among Teva Pharmaceutical Finance Company LLC, Teva Pharmaceutical Industries Limited and The Bank of New York, as trustee, relating to Teva’s 0.25% Convertible Senior Debentures due 2026 (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on May 4, 2010)

4.6	Senior Indenture, dated as of November 10, 2011, by and among Teva Pharmaceutical Finance Company B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on November 10, 2011)

4.7	Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on March 31, 2015)

4.8	Supplemental Senior Indenture, dated as of March 31, 2015, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.250% Senior Notes due 2023 and the form of 1.875% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on March 31, 2015)

4.9	Second Supplemental Senior Indenture, dated as of July 25, 2016, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Finance Netherlands II B.V., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London branch, as principal paying agent, including the form of 1.125% Senior Notes due 2024 and the form of 1.625% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on July 25, 2016)

4.10	Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Form 6-K filed with the SEC on July 21, 2016)

4.11	First Supplemental Senior Indenture, dated as of July 21, 2016, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 3.150% Senior Notes due 2026 and the form of 4.100% Senior Notes due 2046 (incorporated by reference to Exhibit 4.2 to Form 6-K filed with the SEC on July 21, 2016)

4.12	Permanent Global Certificate, dated as of July 28, 2016, and the Terms of the CHF 350,000,000 1.000 per cent Notes due 2025 (incorporated by reference to Exhibit 4.3 to Form 6-K filed with the SEC on July 28, 2016)

4.13	Guarantee, dated as of July 28, 2016, by Teva Pharmaceutical Industries Limited (relating to the 2025 Notes) (incorporated by reference to Exhibit 4.6 to Form 6-K filed with the SEC on July 28, 2016)

4.14	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.15	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 6.000% Senior Notes due 2024 and the form of 6.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.16	Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.17	First Supplemental Senior Indenture, dated as of March 14, 2018, by and among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited and the Bank of New York Mellon, as trustee, including the form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on March 14, 2018)

4.18	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 6.000% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 25, 2019)

4.19	Second Supplemental Senior Indenture, dated as of November 25, 2019, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.125% Senior Notes due 2025 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on November 25, 2019)

4.20	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of 3.750% Sustainability-Linked Senior Notes due 2027 and the form of 4.375% Sustainability-Linked Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on November 10, 2021)

4.21	Third Supplemental Senior Indenture, dated as of November 9, 2021, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of 4.750% Sustainability-Linked Senior Notes due 2027 and the form of 5.125% Sustainability-Linked Senior Notes due 2029 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on November 10, 2021)

4.22	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.33 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

4.23	Fourth Supplemental Senior Indenture, dated as of March 9, 2023, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent, including the form of the 7.375% Sustainability-Linked Senior Notes due 2029 and the form of the 7.875% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.24	Fourth Supplemental Senior Indenture, dated as of March 9, 2023, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee, including the form of the 7.875% Sustainability-Linked Senior Notes due 2029 and the form of the 8.125% Sustainability-Linked Senior Notes due 2031 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.25	Fifth Supplemental Senior Indenture, dated as of May 28, 2025, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.26	Form of 2031 Euro Notes (included in Exhibit 4.25) (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.27	Fifth Supplemental Senior Indenture, dated as of May 28, 2025, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.28	Form of 2032 USD Notes (included in Exhibit 4.27) (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.29	Senior Indenture, dated as of May 28, 2025, among Teva Pharmaceutical Finance Netherlands IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.30	First Supplemental Senior Indenture, dated as of May 28, 2025, among Teva Pharmaceutical Finance Netherlands IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.31	Form of 2030 USD Notes (included in Exhibit 4.31) (incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K filed with the SEC on May 28, 2025)

4.32	Other long-term debt instruments: The registrant hereby undertakes to provide the Securities and Exchange Commission with copies upon request.

10.1	Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of April 29, 2022, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V. and Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Bank of America, N.A., as administrative agent, Bank of America Europe Designated Activity Company, as sustainability coordinator and documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.2	Amendment to Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of February 6, 2023, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V. and Teva Pharmaceutical Finance Netherlands III B.V., as borrowers, Bank of America, N.A. and the certain other lenders party thereto (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed with the SEC on February 10, 2023)

10.3	Second Amendment to Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated May 3, 2024, by and among Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Finance Netherlands III B.V., and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024)

10.4	Third Amendment to the Senior Unsecured Sustainability-Linked Revolving Credit Agreement, dated as of December 10, 2025, between, amongst others, Teva Pharmaceutical Industries Limited, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 11, 2025).

10.5	Global Opioids Settlement Agreement, effective on August 7, 2023, between Teva Pharmaceutical Industries Ltd. and the states, subdivisions and special districts named therein (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023)

10.6	English summary of Tax Settlement Agreement, dated June 23, 2024, between Teva Pharmaceutical Industries Limited and the Israeli Tax Authorities (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024)

10.7	Deferred Prosecution Agreement with the U.S. Department of Justice, dated August 21, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 24, 2023)

10.8 †	Employment Agreement, dated November 21, 2022, between Teva Pharmaceutical Industries Limited and Richard D. Francis (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed with the SEC on February 10, 2023)

10.9 †	Amendment No. 1, dated as of June 5, 2025, to the Employment Agreement between Teva Pharmaceutical Industries Limited and Richard D. Francis (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on July 30, 2025)

10.10 †	Employment Agreement, dated as of June 14, 2022, between Teva Pharmaceuticals USA, Inc., and Eric A. Hughes (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.11 †	Employment Agreement, dated as of November 6, 2019, between Teva Pharmaceutical Industries Limited and Eli Kalif (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.12 †	Amendment to Employment Agreement between Teva Pharmaceutical Industries Limited and Eli Kalif, dated as of February 6, 2020 (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.13 †	Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement filed with the SEC on June 8, 2017)

10.14 †	Teva Pharmaceuticals USA, Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.15	Form of Indemnification and Release Agreement (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.16 †	Form of Director Award Agreement (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.17 †	Teva Pharmaceutical Industries Limited 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit Appendix A to our Definitive Proxy Statement filed with the SEC on April 22, 2020)

10.18 †	Form Bonus Letter Agreement (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed with the SEC on February 12, 2018)

10.19 †	Form Award Agreement under Teva’s 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.20 †	Form Award Agreement (RSUs and PSUs) under the Teva Pharmaceutical Industries Limited 2015 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed with the SEC on February 21, 2020)

10.21 †	Teva Pharmaceutical Industries Limited Israeli Subplan of Teva’s 2020 Long-Term Equity-Based Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.22 †	Employment Agreement, dated as of September 19, 2023, between Teva Pharmaceuticals USA, Inc., and Christine Fox (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.23 †	Employment Agreement, dated as of February 17, 2025, between Teva Pharmaceuticals USA, Inc., and Evan Lippman*

10.24 †	Form Award Agreement (RSUs and PSUs) under the Teva Pharmaceutical Industries Limited 2020 Long-Term Equity-Based Incentive (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed with the SEC on February 5, 2025)

18	Kesselman & Kesselman Preferability Letter dated August 5, 2020 (incorporated by reference to Exhibit 18 to Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020)

19	Teva Insider Trading Policy and Procedure and Teva Addendum to Insider Trading Policy (incorporated by reference to Exhibit 19 to Annual Report on Form 10-K filed with the SEC on February 5, 2025)

21	Subsidiaries of the Registrant *

23	Consent of Kesselman & Kesselman, independent registered public accounting firm *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K filed with the SEC on February 12, 2024)

101.INS	Interactive Data File – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan.
(1)	English translation or summary from Hebrew original, which is the official version

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

By:	/s/ Richard D. Francis
Name:	Richard D. Francis
Title:	President and Chief Executive Officer
Date:	February 3, 2026

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

	Name	Title	Date
By:	/s/ Dr. Sol J. Barer Dr. Sol J. Barer	Chairman of the Board of Directors	February 3, 2026

By:	/s/ Richard D. Francis Richard D. Francis	President and Chief Executive Officer and Director	February 3, 2026

By:	/s/ Eli Kalif Eli Kalif	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 3, 2026

By:	/s/ Amir Weiss Amir Weiss	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 3, 2026

By:	/s/ Rosemary A. Crane Rosemary A. Crane	Director	February 3, 2026

By:	/s/ Amir Elstein Amir Elstein	Director	February 3, 2026

	Name	Title	Date
By:	/s/ Chen Lichtenstein Chen Lichtenstein	Director	February 3, 2026

By:	/s/ Gerald M. Lieberman Gerald M. Lieberman	Director	February 3, 2026

By:	/s/ Roberto A. Mignone Roberto A. Mignone	Director	February 3, 2026

By:	/s/ Dr. Perry D. Nisen Dr. Perry D. Nisen	Director	February 3, 2026

By:	/s/ Prof. Ronit Satchi-Fainaro Prof. Ronit Satchi-Fainaro	Director	February 3, 2026

By:	/s/ Prof. Varda Shalev Prof. Varda Shalev	Director	February 3, 2026

By:	/s/ Janet S. Vergis Janet S. Vergis	Director	February 3, 2026

By:	/s/ Dr. Tal Zaks Dr. Tal Zaks	Director	February 3, 2026

187