Form 10-Q
period 2026-03-31
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2026-04-29
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number
001-16174

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
400 Interpace Parkway, #3 Parsippany NJ, 07054 USA +1-973-658-0301 (Address of principal executive offices, zip code and telephone number, including area code)
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
of the Act). Yes ☐ No
☒
As of March 31, 2026, the registrant had
1,164,426,972
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

•
our business and operations in general, including: the impact of global economic conditions and other macroeconomic developments and the governmental and societal responses thereto, and our exposure to changes in international trade policies, including the imposition of tariffs in the jurisdictions in which we operate, and any effects of such developments on sales of our products and the pricing and availability of raw materials; effectiveness of our optimization efforts; significant disruptions of information technology systems, including cybersecurity attacks, as well as risks and uncertainties related to the adoption of artificial intelligence technologies, and breaches of our data security; interruptions in our supply chain or problems with internal or third party manufacturing; challenges associated with conducting business globally, including political or economic instability, prolonged government shutdowns, widespread outbreaks of major diseases and major hostilities or acts of terrorism, ongoing global conflicts, including in the Middle East with the war involving Iran, and the war between Russia and Ukraine; our ability to attract, hire, integrate and retain highly skilled personnel; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and integrate acquisitions; and our prospects and opportunities for growth if we sell assets or business units and close or divest plants and facilities, as well as our ability to successfully and cost-effectively consummate such sales and divestitures, including our planned divestiture of our API business;

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

•
compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory requirements, the effects of regulatory uncertainty and changes and the results of increased regulatory oversight, including expenditures required to ensure compliance with research, production and quality control regulations and remedial actions taken to address product issues, such as delayed product launches, product recalls, and facility shutdowns; the effects of governmental, regulatory and civil proceedings and litigation which we are, or in the future become, party to; the effects of reforms in healthcare regulation and related reductions in pharmaceutical pricing, reimbursement and coverage, including as a result of the One Big Beautiful Bill signed into law in the U.S. in July 2025 (“OBBBA”), which will likely reduce the number of insured in Medicaid and Health Insurance Exchange markets, which may alter utilization patterns and shift negotiating leverage among payors, U.S. Executive Orders issued in April and May 2025 intended to reduce the prices paid by Americans for prescription medicines, including most-favored-nation pricing and related regulatory efforts; legal and regulatory actions in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan
®
(naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; significant product liability claims; claims brought by regulatory agencies; failure to comply with complex Medicare, Medicaid and other governmental programs’ reporting and payment obligations; compliance with sanctions and trade control laws; environmental risks and changes in governmental, investor and societal responses to climate change and sustainability related issues;

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
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,741	$3,556
Accounts receivables, net of allowance for credit losses of $75 million and $81 million as of March 31, 2026 and December 31, 2025, respectively.	3,393	3,709
Inventories	3,176	3,179
Prepaid expenses	1,070	1,122
Other current assets	535	539
Assets held for sale	1,794	1,842

Total current assets	13,710	13,946
Deferred income taxes	2,190	2,191
Other non-current assets	377	405
Property, plant and equipment, net	3,998	4,080
Operating lease right-of-use assets, net	335	345
Identifiable intangible assets, net	3,609	3,781
Goodwill	15,822	16,000

Total assets	$40,040	$40,748

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,612	$1,820
Sales reserves and allowances	3,707	4,143
Accounts payables	2,596	2,531
Employee-related obligations	555	739
Accrued expenses	2,616	2,687
Other current liabilities	1,111	1,182
Liabilities held for sale	334	354

Total current liabilities	13,532	13,456
Long-term liabilities:
Deferred income taxes	273	296
Other taxes and long-term liabilities	3,709	3,808
Senior notes and loans	14,015	14,986
Operating lease liabilities	280	288

Total long-term liabilities	18,277	19,379

Commitments and contingencies , see note 10
Total liabilities	31,809	32,834

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; March 31, 2026 and December 31, 2025: authorized 2,495 million shares; issued 1,271 million shares and 1,257 million shares, respectively.	59	58
Additional paid-in capital	28,203	28,133
Accumulated deficit	(13,394)	(13,762)
Accumulated other comprehensive loss	(2,512)	(2,391)
Treasury shares as of March 31, 2026 and December 31, 2025: 107 million ordinary shares.	(4,128)	(4,128)

	8,228	7,910

Non-controlling interests	4	4

Total equity	8,232	7,914

Total liabilities and equity	$40,040	$40,748

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net revenues	$3,982	$3,891
Cost of sales	2,011	2,014

Gross profit	1,972	1,877
Research and development expenses	222	247
Selling and marketing expenses	696	622
General and administrative expenses	304	297
Intangible assets impairments	8	121
Other assets impairments, restructuring and other items	26	(22)
Legal settlements and loss contingencies	72	86
Other loss (income)	(9)	5

Operating income (loss)	652	519
Financial expenses, net	216	225

Income (loss) before income taxes	437	294
Income taxes (benefit)	67	74
Share in (profits) losses of associated companies, net	1	*

Net income (loss)	369	220
Net income (loss) attributable to redeemable and non-redeemable non-controlling interests	*	6

Net income (loss) attributable to Teva	369	214

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.32	$0.19

Diluted	$0.31	$0.18

Weighted average number of shares (in millions):
Basic	1,156	1,138

Diluted	1,179	1,159

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net income (loss)	$369	$220
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(121)	494
Unrealized gain (loss) from derivative financial instruments, net	1	7
Unrealized loss on defined benefit plans	(1)	(1)

Total other comprehensive income (loss)	(121)	500

Total comprehensive income (loss)	248	720
Comprehensive income (loss) attributable to redeemable and non-redeemable non-controlling interests	*	33

Comprehensive income (loss) attributable to Teva	$248	$687

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2025	1,256	58	28,133	(13,762)	(2,391)	(4,128)	7,910	4	7,914
Net Income (loss)				369			369	*	369
Other comprehensive income (loss)					(121)		(121)	*	(121)
Issuance of Shares	15	*	*
Proceeds from exercise of options			26				26		26
Stock-based compensation expense			43				43		43

Balance at March 31, 2026	1,271	$59	$28,203	$(13,394)	$(2,512)	$(4,128)	$8,228	$4	$8,232

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2024	1,240	58	27,764	(15,173)	(3,148)	(4,128)	5,373	7	5,380
Net Income (loss)				214			214	*	214
Other comprehensive income (loss)					473		473	*	473
Issuance of shares	13	*					*		*
Proceeds from exercise of options			3				3		3
Stock-based compensation expense			34				34		34
Purchase of shares from non-controlling interests**			165				165		165

Balance at March 31, 2025	1,253	$58	$27,965	$(14,958)	$(2,675)	$(4,128)	$6,262	$7	$6,269

*	Represents an amount less than $0.5 million.
**	In connection with the sale of Teva’s business venture in Japan.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH F
L
OWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$369	$220
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	239	244
Impairment of long-lived assets and assets held for sale	10	77
Net change in operating assets and liabilities	(617)	(700)
Deferred income taxes – net and uncertain tax positions	(22)	28
Stock-based compensation	43	34
Other items	(54)	(10)
Net loss (gain) from sale of business and long-lived assets	(8)	2

Net cash provided by (used in) operating activities	(40)	(105)

Investing activities:
Beneficial interest collected in exchange for securitized accounts receivables	354	322
Purchases of property, plant and equipment and intangible assets	(168)	(127)
Proceeds from sale of businesses and long-lived assets, net	42	17
Purchases of investments and other assets	—	(11)
Other investing activities	1	—

Net cash provided by (used in) investing activities	229	201

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	—	(1,368)
Repayment of convertible debentures	(23)	—
Purchase of shares from redeemable and non-redeemable non-controlling interests	—	(38)
Dividends paid to redeemable and non-redeemable non-controlling interests	—	(340)
Other financing activities	36	3

Net cash provided by (used in) financing activities	13	(1,744)

Effect of exchange rate changes on cash and cash equivalents	(17)	45

Net change in cash and cash equivalents	185	(1,603)
Balance of cash and cash equivalents at beginning of period	3,556	3,300

Balance of cash and cash equivalents at end of period	$3,741	$1,697

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$311	$311
Net change in operating assets and liabilities:
Other assets	$(302)	$(275)
Accounts payables, accrued expenses, employee-related obligations and other liabilities	(144)	(41)
Accounts receivables net of sales reserves and allowances	(78)	(264)
Inventories	(93)	(120)

	$(617)	$(700)

Amounts may not add up due to rou
nd
ing.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of presentation:

a.	Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual
consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary for a fair statement of the financial position and results of operations of Teva. The information included in this Quarterly Report on Form
10-Q
should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”). The year-end
balance sheet data was derived from the audited consolidated financial statements as of December 31, 2025, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included.
In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity and disclosure of contingent liabilities and assets at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.
In preparing the Company’s consolidated financial statements, management also considered the economic implications of inflation expectations on its critical and significant accounting estimates. Actions taken to address macroeconomic developments such as decisions regarding interest rates in the countries in which Teva operates, as well as their economic impact on Teva’s third-party manufacturers and suppliers, customers and markets, could also impact such estimates and may change in future periods. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to: determining the valuation and recoverability of marketed product rights and goodwill, assessing sales reserves and allowances in the United States, uncertain tax positions, valuation allowances and contingencies. Some of these estimates could be impacted by higher costs and the ability to pass on such higher costs to customers, which is highly uncertain.
In preparing the Company’s consolidated financial statements, management also considered the impact of geopolitical conflicts and developments in the Middle East, including the war involving Iran, and in Russia and Ukraine. Given Teva’s global operations, including personnel and several manufacturing and R&D facilities in Israel, as well as its exposure to international markets, continued instability in the region could adversely impact Teva’s business operations and financial condition. During the three months ended March 31, 2026, the impact of these conflicts on Teva’s results of operation and financial condition continued to be immaterial.
Teva’s results of operations for the three months ended March 31, 2026, are not necessarily indicative of results that could be expected for the entire fiscal year.
Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.

b.	Significant accounting policies
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements, not yet adopted
In December 2025, the FASB issued ASU
2025-11,
“Interim Reporting (Topic 270) Narrow-Scope Im
prove
ments.” The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect ASU
2025-11
to have a material impact on its consolidated financial statements disclosures.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 – Certain transactions:
The Company has entered into alliances and other arrangements with third parties to acquire rights to products it does not have, to ac ces
s markets it does not operate in and to otherwise share development costs or business risks. The Company’s most significant agreements of this nature are summarized below.
Emalex Biosciences
In April 2026, Teva entered into a definitive agreement to acquire all outstanding shares of Emalex Biosciences (“Emalex”), including its lead asset, ecopipam, which has completed Phase 3 for the treatment of Tourette syndrome in pediatric population. Upon closing, Teva will pay $700 million to Emalex’s existing shareholders, which is expected to be funded with existing cash on hand. In addition, Emalex’s existing shareholders may be eligible to receive milestone payments of up to $200 million, as well as royalties on global net-sales
of ecopipam, upon commercialization and subject to regulatory approval. The transaction is subject to customary closing conditions, including receipt of necessary regulatory approvals, and is currently anticipated to close by the third quarter of 2026. This agreement does not have any impact on Teva’s consolidated financial statements as of the date of this Quarterly Report on
Form 10-Q.
Blackstone Life Sciences
On March 3, 2026, Teva entered into a funding agreement with Blackstone Life Sciences (“Blackstone”) to support development of Teva’s duvakitug (anti-TL1A,
TEV-’574).
Under the agreement, Blackstone will provide Teva up to $400 million to fund ongoing and future develo
p
ment costs for duvakitug, spread over four years. In exchange, and subject to regulatory approval, Teva will pay Blackstone a milestone payment in an amount approximately equal to the total funding provided by Blackstone, in addition to commercial milestones and royalties upon commercialization. During the first quarter of 2026, Teva recognized $
30 million as reimbursement for R&D expenses incurred in connection with this agreement.
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
In 2024, Teva paid mAbxience upfront and milestone payments of $20 million under the initial agreement, and $15 million under the amendment to the licensing agreement, which were recorded as R&D expenses. In 2025, Teva paid milestone payments in the amount of $29 million, which were recorded as R&D expenses. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $291 million.
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
Under the development funding agreement, Abingworth provided Teva $150 million to fund ongoing development costs for DARI
(ICS-SABA).
In exchange and subject to regulatory approval, Teva will pay Abingworth a milestone payment in the amount actually funded by Abingworth, as well as success payments based on DARI
(ICS-SABA)
sales. In January 2026, Teva and Abingworth signed an amendment to the development funding agreement to increase the total development funding by an additional $50 million. During 2025 and 2024, Teva recognized
$98 million and $42 million, respectively, as reimbursement for R&D expenses incurred in connection with this agreement. During the first quarter of 2026, Teva recognized
$30 million as reimbursement for R&D expenses incurred in connection with this agreement.
Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and globally commercialize BD9
(TEV-‘325)
multibody with potential indications including asthma and atopic dermatitis. In exchange, Teva paid an upfront payment of $10 million in 2024. During 2025, Teva paid a milestone payment of $5 million, which was recorded as R&D expenses. During the first quarter of 2026, Teva recognized a milestone payment of $
5
 million as R&D expenses, which is expected to be paid in the second quarter of 2026. In the second quarter of 2025, investigational new drug (IND)-enabling studies of BD9
(TEV-‘325)
were initiated for this program. Biolojic may be eligible to receive additional development and commercial milestone payments of approximately $
500
 million, over the next several years, based on the achievement of certain pre-clinical,
clinical and regulatory milestones, with the majority of payments based on future sales achievements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Royalty Pharma
(TEV-‘749)
On November 9, 2023, Teva entered into a funding agreement with Royalty Pharma plc. (“Royalty Pharma”) to further accelerate the clinical research program for Teva’s olanzapine LAI
(TEV-’749).
Under the terms of the funding agreement, Royalty Pharma will provide Teva up to $
100
 million to fund ongoing development costs for olanzapine LAI
(TEV-‘749).
In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, paid over
5
years, in addition to royalties upon commercialization. Teva will continue to lead the development and commercialization of the product globally. During 2023 and 2024, Teva recorded $
100
 million as reimbursement for R&D expenses incurred in connection with this agreement, which collectively amounted to the total fun
ding by Royalty Pharma. On December 9, 2025, Teva submitted a New Drug Application (“NDA”) to the FDA for olanzapine LAI
(TEV-’749),
based on the re
su
lts from the Phase 3 trial, which was accepted by the FDA in February 2026.
Royalty Pharma
(TEV-’408)
On January 11, 2026, Teva entered into an additional funding agreement with Royalty Pharma to further accelerate the clinical research program for Teva’s anti-IL-15
antibody
(TEV-’408),
which is currently developed for the treatment of vitiligo and Celiac disease. Under the terms of the agreement, Royalty Pharma will provide Teva up to $500 million to fund ongoing development costs for
TEV-’408.
This is comprised of two components: (i) based on Phase 1b results of TEV-’408 in vitiligo, Royalty Pharma will provide Teva with $
75
million as R&D funding; and (ii) based on the future results from Phase 2b in vitiligo, which is expected to begin in the second half of 2026, Royalty Pharma will have an option to provide an additional $
425
million. In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment in the amount actually funded by Royalty Pharma, which could reach up to
130%, subject to certain conditions, in addition to royalties upon commercialization of the product.
Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop
and
co-
commercialize Teva’s duvakitug (anti-TL1A,
TEV-’574),
a novel anti-TL1A medicine for the potential treatment of Crohn’s disease and ulcerative colitis, two types of inflammatory bowel disease. Under the terms of the collaboration agreement, in partial consideration of the licenses granted to Sanofi, Teva received an upfront payment of $500 million in the fourth quarter of 2023, which was recognized as revenue. In October 2025, Sanofi and Teva initiated Phase 3 studies for duvakitug for Crohn’s disease and ulcerative colitis. Consequently, in the fourth quarter of 2025, Teva received two development milestone payments of $250 million for each indication, which were recognized as revenue. Additionally, Teva may receive up to $500 million in development and launch milestones. Under the terms of the collaboration agreement, each company equally shares the remaining development costs globally and profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi leads the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world.
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
Teva made upfront and milestone payments in an aggregate amount of $149 million between 2020 and the first quarter of 2026, including a milestone payment of $20 million which was recognized in the fourth quarter of 2025 and paid during the first quarter of 2026. Additional development and commercial milestone payments of up to approximately $325 million, in addition to royalty and milestone payments related to the amendment of the collaboration agreement entered into in July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share revenue from the commercialization of these biosimilars.
The FDA approved SIMLANDI
®
(adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira
®
in February 2024 and it became available in the U.S. in May 2024. On April 17, 2024, Alvotech and Teva amended their collaboration agreement to enable the purchase by Quallent of a private label adalimumab-ryvk injection from Alvotech for the U.S. market, with Alvotech sharing profits with Teva on the private label sales.
The FDA approved SELARSDI (ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara
®
in April 2024, and it became available in the U.S. in February 2025, and in May 2025, the FDA approved SELARSDI (ustekinumab-aekn) injection in all presentations matching the reference product, effective as of April 30, 2025.
In January 2025, the FDA accepted for review the Biologic License Applications (“BLA”) for Alvotech’s proposed biosimilars to Simponi
®
and Simponi Aria
®
(golimumab), and in February 2025, the FDA accepted for review the BLA for Alvotech’s proposed biosimilar to Eylea
®
(aflibercept). In the fourth quarter of 2025, Alvotech announced that the FDA issued complete response letters “CRL” for these BLAs of Alvotech’s proposed biosimilars to Simponi
®
and Simponi Aria
®
(golimumab) and to Eylea
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
On December 9, 2025, Teva submitted an NDA to the FDA for olanzapine LAI
(TEV-‘749)
based on the results from the Phase 3 trial, which was accepted by the FDA in February 2026. Teva paid a $5 million milestone payment to MedinCell in the first quarter of 2025, which was recognized as R&D expenses. MedinCell may become eligible for further development and commercial milestones of up to $112 million, as well as royalties on sales of olanzapine LAI
(TEV-’749).

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of March 31, 2026 and December 31, 2025, mainly included Teva’s API business.
On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy, and Teva is conducting a sales process for this matter. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or whether a divestiture will be agreed or completed at all.
In connection with the held for sale classification of Teva’s API business, in the first quarter of 2026, no expenses were recorded. In 2025, Teva recorded expenses of $8 million in other assets impairments, restructuring and other items. See note 1
2
.
On March 31, 2025, Teva divested its business venture in Japan, for which Teva recorded a marginal gain in the first quarter of 2025.
Teva has elected the accounting policy to include the currency translation adjustment related to the disposal group as part of the asset carrying amount.
The Company has determined that the intended divestiture of its business does not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore it did not meet the criteria for discontinued operations classification.
The table below summarizes all of Teva’s assets and liabilities included as held for sale as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(U.S. $ in millions)
Accounts receivables	$47	$86
Inventories	527	506
Property, plant and equipment, net	1,017	1,020
Identifiable intangible assets, net	19	29
Goodwill	207	213
Other current assets	86	87
Other non-current assets	174	184
Expected loss on sale*	(283)	(283)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$1,794	$1,842

Accounts payables	(252)	(261)
Other current liabilities	(12)	(16)
Other non-current liabilities	(70)	(77)
Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(334)	$(354)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.

1
3

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – Revenue from contracts with customers:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.
In alignment with Pivot to Growth strategy, commencing January 1, 2026, Anda is no longer reported under Teva’s United States segment. This shift allows the United States segment to continue to manage its entire product portfolio in the region, while strengthening focus on its biopharmaceutical business, growth engines and innovation. As a result, from that date, Anda is reported as part of the Company’s other activities. Prior period amounts were recast to reflect this change.

	Three months ended March 31, 2026
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	1,493	1,312	476	109	3,389
Licensing arrangements	21	10	8	§	39
Distribution	—	§	18	378	396
Other	20	18	22	97	157

	$1,534	$1,340	$524	$584	$3,982

§	Represents an amount less than $0.5 million.

	Three months ended March 31, 2025
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	1,514	1,198	553	129	3,395
Licensing arrangements	22	7	6	1	36
Distribution	—	§	11	373	384
Other	1	(12)	12	76	76

	$1,536	$1,194	$582	$579	$3,891

§	Represents an amount less than $0.5 million.
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

1
4

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

SR&A to U.S. customers comprised approximately 67% of the Company’s t otal
SR&A as of March 31, 2026, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the three months ended March 31, 2026 and 2025 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2026	$63	$1,954	$701	$937	$445	$106	$4,143	$4,206
Provisions related to sales made in current year period	88	1,164	292	1,849	65	38	3,408	3,496
Provisions related to sales made in prior periods	—	(29)	(8)	(11)	(8)	(3)	(59)	(59)
Credits and payments	(91)	(1,419)	(297)	(1,939)	(73)	(35)	(3,763)	(3,854)
Translation differences	—	(13)	(3)	(3)	(1)	(2)	(22)	(22)

Balance at March 31, 2026	$60	$1,657	$685	$833	$428	$104	$3,707	$3,767

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2025	$56	$1,674	$561	$936	$399	$108	$3,678	$3,734
Provisions related to sales made in current year period	99	1,250	219	1,988	69	30	3,556	3,655
Provisions related to sales made in prior periods	—	(37)	9	(20)	(3)	(4)	(55)	(55)
Credits and payments	(83)	(1,224)	(193)	(2,035)	(55)	(16)	(3,523)	(3,606)
Translation differences	—	19	5	6	2	8	40	40

Balance at March 31, 2025	$72	$1,682	$601	$875	$412	$126	$3,696	$3,768

1
5

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	March 31,	December 31,
	2026	2025
	(U.S. $ in millions)
Finished products	$1,848	$1,904
Raw and packaging materials	730	745
Products in process	386	364
Materials in transit and payments on account	213	166

	$3,176	$3,179

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025	2026	2025
	(U.S. $ in millions)
Product rights	$16,174	$16,308	$13,010	$12,990	$3,164	$3,318
Trade names	591	597	347	340	244	257
In process research and development	201	206	—	—	201	206

Total	$16,966	$17,111	$13,357	$13,330	$3,609	$3,781

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 7 years.
Amortization of intangible assets was $137 million and $145 million in the three months ended March 31, 2026 and 2025, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets
for the three months ended March 31, 2026 and 2025 were $8 million and $121 million, respectively.
Impairments in the first quarter of 2026 primarily consisted of identifiable product rights of $7 million, mainly related to updated market assumptions regarding price and volume of products in Europe and in the U.S.
Impairments in the first quarter of 2025 consisted of:

(a)
Identifiable product rights of
$
112 million due to: (i) $72 million mainly related to a change in Teva’s commercial plan regarding certain products as part of its optimization efforts, mainly in the U.S., and (ii) $40 million mainly related to updated market assumptions regarding price and volume of products in Europe; and

1
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

(b)
IPR&D assets of $9 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).

The fair value measurement of the impaired intangible assets in the first three months ended March 31, 2026, is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged between 8.25% to 11.25%. A probability of success factor of 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

1
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended March 31, 2026, were as follows:

	United States	Europe	International Markets	Other Activities	Total
	(U.S. $ in millions)
Balance as of December 31, 2025 (1)	$5,732	$8,812	$1,166	$292	$16,000
Goodwill allocation related to the shift of Anda to Other Activities	(184)			184

Balance as of January 1, 2026	$5,548	$8,812	$1,166	$476	$16,000

Other changes during the period:
Translation differences and other	—	(167)	(1)	(11)	(179)

Balance as of March 31, 2026 (1)	$5,548	$8,645	$1,165	$465	$15,822

(1)	Cumulative goodwill impairment as of March 31, 2026 and December 31, 2025, was approximately $29.6 billion in both periods .
Teva operates its business through three reporting segments: United States, Europe and International Markets. Each of these business segments is a reporting unit.
Additional reporting units include Teva’s distribution business in the United States through Anda; Teva’s sale of APIs to third parties (“Teva API”); and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis. Anda, Teva’s API and Medis reporting units are included under “Other Activities” in the table above. See note 15 for additional segment information.
As further discussed in note 15, commencing January 1, 2026, Anda is reported as part of Teva’s Other Activities and not as part of Teva’s United States segment. As a result, Teva aligned its segment reporting and its reporting units in accordance with this change, and reallocated its goodwill to the adjusted reporting units using a relative fair value allocation. In conjunction with the goodwill reallocation, Teva performed a goodwill impairment test for the balances in its adjusted United States and Anda’s reporting units and concluded that the fair value of each reporting unit was in excess of its carrying value.
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
NOTE 7 —Debt obligations:

a.	Short-term debt:

			March 31,	December 31,
	Weighted average interest rate as of December 31, 2025	Maturity	2026	2025
			(U.S. $ in millions)
Convertible debentures (1)	0.25%	2026	$—	$23
Current maturities of long-term liabilities			2,600	1,798
Other short-term liabilities			12	—

Total short-term debt			$2,612	$1,820

(1)	In February 2026, Teva repaid $23 million of the 0.25% convertible senior debentures at maturity.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b.	Long-term debt:

	Interest rate as of March 31, 2026	Maturity	March 31, 2026	December 31, 2025
			(U.S. $ in millions)
Senior notes USD 3,500 million	3.15%	2026	1,798	1,798
Senior notes EUR 700 million	1.88%	2027	803	823
Sustainability-linked senior notes USD 1,000 million (1)	4.75%	2027	649	649
Sustainability-linked senior notes EUR 1,100 million (1)	3.75%	2027	1,262	1,292
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes EUR 750 million	1.63%	2028	858	880
Sustainability-linked senior notes USD 1,000 million (2)	5.13%	2029	1,000	1,000
Sustainability-linked senior notes USD 600 million (3)	7.88%	2029	398	398
Sustainability-linked senior notes EUR 800 million (3)	7.38%	2029	760	779
Sustainability-linked senior notes EUR 1,500 million (2)	4.38%	2030	1,721	1,762
Senior notes USD 700 million	5.75%	2030	696	696
Sustainability-linked senior notes USD 500 million (3)	8.13%	2031	500	500
Sustainability-linked senior notes EUR 500 million (3)	7.88%	2031	574	587
Senior notes EUR 1,000 million	4.13%	2031	1,140	1,168
Senior notes USD 500 million	6.00%	2032	496	496
Senior notes USD 789 million	6.15%	2036	784	784
Senior notes USD 2,000 million	4.10%	2046	1,988	1,988

Total senior notes			16,677	16,850
Less current maturities			(2,600)	(1,798)
Less debt issuance costs			(62)	(66)

Total senior notes and loans			$14,015	$14,986

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
Teva’s debt as of March 31, 2026 was 57% denominated in U.S. dollars, with the remainder denominated in euro.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $
1.8
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

4.25
x
.
The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios. The RCF permits the Company to increase the maximum leverage ratio if it consummates or commences certain material transactions.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Under the RCF, as amended, the applicable margin used to calculate the interest rate under the RCF is linked to one sustainability performance target, the number of new regulatory submissions in low and middle-income countries. Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of March 31, 2026, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
In the first three months of 2026, approximately 48% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
The Company enters into forward exchange contracts and purchases and writes options in order to hedge the currency exposure on balance sheet items, revenues and expenses. In addition, the Company takes measures to reduce its exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the subsidiaries within Teva. The currency hedged items are usually denominated in the following main currencies: euro, Swiss franc, British pound, Russian ruble, Canadian dollar, Polish złoty, Japanese yen, new Israeli shekel, Indian. Depending on market conditions, foreign currency risk is also managed through the use of foreign currency debt.
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
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of March 31, 2026, all outstanding senior notes and sustainability-linked senior notes bear a fixed interest rate.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

c.	Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value		Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$68	$86
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(66)	(38)
Other non-current liabilities:
Cross-currency interest rate swap-cash flow hedge (1)	(18)	(19)	—	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$216	$225	$(121)	$500
Cross-currency interest rate swap - cash flow hedge (1)	(10)	—	1	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$216	$225	$(3,982)	$(3,891)
Option and forward contracts (2)	11	62	—	—
Option and forward contracts economic hedge (3)	—	—	(11)	27

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

(3)
Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, British pound, Russian ruble, Canadian dollar, Polish złoty, new Israeli shekel, Indian rupee and some other currencies to protect its projected operating results in
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
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $5 million and $7 million were recognized under financial expenses, net, for three months ended March 31, 2026 and 2025, respectively.

e.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year
term. The AR Facility initially provided for purchases of accounts receivable by PNC in an amount of up to $
1
 billion was later adjusted through amendments to reflect changes in receivables purchaser participation and commitment amounts totaling up to $
950
 million. In November 2025, the AR facility was extended for an additional three-year term. The commitment amount remained $
950
 million.
Pledged accounts receivables
In connection with the U.S. securitization program, accounts receivables, net of allowance for credit losses, include $462 million and $799 million as of March 31, 2026 and December 31, 2025, respectively, which are pledged by the SPV to PNC.

f.	Supplier Finance Program Obligation
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
The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance programs.
Substantially all outstanding
 amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the outstanding accounts payables to suppliers
participating in these supplier finance programs were $251 million and $225 million, respectively.
NOTE 9 – Legal settlements and loss contingencies:
In the first quarter of 2026, Teva recorded expenses of $72 million in legal settlements and loss contingencies, compared to expenses of $86 million in the first quarter of 2025. Expenses in the first quarter of 2026 and 2025 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). See note 10.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2026 and December 31, 2025, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,680 million and $4,753 million, respectively.
NOTE 10 – Commitments and contingencies:
Overview
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
Teva records a provision in its consolidated financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is reasonably estimable. Except as noted below, no material provision has been made regarding any matter disclosed in this note, based upon the case status, management’s assessments of the likelihood of damages, and the advice of legal counsel. Litigation outcomes and contingencies are unpredictable, and substantial damages or other relief may be awarded. Accordingly, management’s assessments involve complex judgments about future events and often rely heavily on estimates and assumptions. Teva continuously reviews the matters described below and may, from time to time, remove a previously disclosed matter where the exposure was fully resolved in the prior year, or determined to no longer meet the materiality threshold for disclosure (including, in some circumstances, because such matter has been substantially resolved).
If one or more of the legal proceedings described below were to result in final judgments against Teva, such judgments could be material to its results of operations and cash flows in a given period. In addition, Teva incurs significant legal fees and related expenses in the course of defending its positions, even if the facts and circumstances of a particular litigation do not give rise to a provision in the consolidated financial statements.
In connection with certain agreements, Teva may, under certain circumstances, be required to indemnify, and may be indemnified by, in unspecified amounts, the parties to such agreements against third-party claims. Among other things, Teva’s agreements with such parties may require Teva to indemnify them, or require them to indemnify Teva, for the costs and damages incurred in connection with product liability claims.
As further described below, Teva’s legal contingencies include, but are not limited to patent litigation, product liability, competition-related matters, government investigations, and litigations relating to pricing and marketing. Except as otherwise noted, all of the litigation matters disclosed involve claims arising in the United States, and all third-party sales figures given below are based on IQVIA data.
Patent Litigation
Teva is involved in patent litigation relating to the development, manufacture, and commercialization of pharmaceutical products, including proceedings under the
Hatch-Waxman
Act, Biologics Price and Competition Act, and comparable frameworks outside the United States. Such matters may involve claims of patent infringement, validity, or enforceability.
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for infringement of a patent directed to using carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury returned a $235.5 million verdict in GSK’s favor, finding Teva liable for patent infringement in 2017. On February 9, 2026, Teva and GSK entered a settlement, and all pending litigation regarding this matter has been dismissed pursuant to that settlement.
On April 30, 2018, Vanda sued Teva in the U.S. District Court for the District of Delaware asserting infringement of six
Orang
e-Book listed patents expiring between January 2033 and May 2034 related to Vanda’s Hetlioz
®
. On May 10, 2023, the U.S. Appeals Court for the Federal Circuit affirmed the invalidity of four patents asserted by Vanda and held that one patent had not been infringed by Teva. In December 2022, Teva launched its tasimelteon product (the generic version of Hetlioz
®
). Vanda filed a second lawsuit, again asserting the infringement of certain patents related to Hetlioz
®
that is currently pending in the U.S. District Court for the District of Delaware. Teva has counterclaims for non-infringement, invalidity, and unenforceability of Vanda’s patents. There is no trial date set for this second case. Should Teva be found liable for patent infringement, it could be subject to monetary damages and enjoined from further selling its tasimelteon product.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Product Liability Litigation
Teva is subject to product liability claims arising from the manufacture, distribution, and sale of pharmaceutical products, including claims related to alleged adverse events or product quality issues.
Since July 2018, Teva and its subsidiaries have been parties to litigation relating to nitrosamine impurities allegedly found in the active pharmaceutical ingredient (“API”) supplied to Teva by multiple API manufacturers.
Teva is currently defending against nitrosamine claims related to its valsartan, losartan, metformin and ranitidine products, including in a multi-district litigation (“MDL”) in the U.S. District Court for the District of New Jersey, related to valsartan and losartan. Another MDL is pending in the U.S. District Court for the Southern District of Florida related to ranitidine, as well as several inactive cases in state courts.
A previously-scheduled trial in the New Jersey MDL on valsartan-related claims made by certain third-party
payers, has been postponed indefinitely, and discovery on the losartan-related claims pending against Teva in that same MDL has been paused indefinitely as well. There are also 229 valsartan-related personal injury cases pending against Teva in the New Jersey MDL, with bellwether trials expected no earlier than the first half of 2027.
Certain generic manufacturers, including Teva, have also been named in state court actions brought by single plaintiffs asserting valsartan-related claims similar to those in the aforementioned New Jersey MDL. All such state court matters have been stayed, aside from a single case pending in New Jersey. Similar lawsuits are pending in Canada.
The claims against Teva and other generic manufacturers in the ranitidine MDL have been dismissed on preemption and additional grounds and are currently under appeal in the Eleventh Circuit Court of Appeals.
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
Teva has also been named as a defendant in product liability actions involving Paragard
®
, an Intrauterine device (“IUD”) product that Teva divested to Cooper Surgical in 2017. These actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Northern District of Georgia (“MDL”). The first MDL bellwether trial concluded on February 3, 2026, with a defense verdict in Teva’s favor. In February 2026, the MDL Court entered an order scheduling the second bellwether trial to begin on September 28, 2026. There is also one Paragard case pending in state court in New Jersey.
Competition Matters
Teva is involved in antitrust and competition proceedings in various jurisdictions, including matters relating to patent settlements, pricing, marketing, and commercial practices. These proceedings may involve governmental authorities, private plaintiffs, or both.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In April 2013, purported classes of direct purchasers and indirect purchasers of Niaspan
®
(extended-release niacin) filed claims against Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005 to resolve patent litigation over the product. A multidistrict litigation was established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out
plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. The indirect purchasers’ motion for class certification was denied by the district court, and that denial was subsequently (in 2023) affirmed by the Court of Appeals for the Third Circuit. The litigation remains ongoing. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, alleging violations of state law and seeking restitution and civil penalties. The California state court case has been stayed. Annual sales of Niaspan
®
were approximately $416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan
®
in September 2013.
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
On October 31, 2024, the European Commission, following a formal antitrust investigation, issued a final decision alleging that Teva had engaged in anticompetitive practices with respect to COPAXONE
®
in certain European member states by (i) filing and withdrawing certain divisional patents, and (ii) raising concerns about competitors’
follow-on
versions of COPAXONE. The decision also includes a fine of 462.6 million euros, potentially subject to post-decision interest. In January 2025, Teva filed an appeal against the decision with the General Court of the European Union, and that appeal remains pending. In accordance with Accounting Standards Codification 450 “Accounting for Contingencies,” Teva recognized a provision in its financial statements in the third quarter of 2024, based on management’s best estimate of the outcome within a range of outcomes for the final resolution of this case. Teva has provided the European Commission with surety underwritten guarantees in an amount of 462.6 million euros, together with specified post-decision interest, to cover the fine amount. Certain generic competitors in Europe have also brought similar antitrust claims against Teva in Germany and in the Netherlands, which have been stayed. Teva could face additional claims from generic competitors, payors, or other private plaintiffs in Europe related to this matter.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the U.S. District Court for the District of New Jersey. On March 11, 2022 and March 15, 2022, purported purchasers of COPAXONE filed claims against Teva in the U.S. District Court for the District of New Jersey on behalf of themselves and similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, additional purported purchasers of COPAXONE sued Teva in the U.S. District Court for the District of Vermont on behalf of themselves and similarly situated indirect purchasers of COPAXONE. The complaints variously assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”). Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. On April 3, 2025, certain retailer plaintiffs, as opt-outs
of the purported direct purchaser plaintiffs’ (“DPP”) class in the District of New Jersey, filed a complaint against Teva in the District of Vermont alleging claims similar to those filed by other plaintiffs and asserting a claim under the Sherman Act. On September 24, 2025, the Vermont court granted Teva’s motion to transfer the retailers’ case to the District Court for the District of New Jersey, where it has been consolidated with the other pending cases for pretrial purposes. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva moved to dismiss all of the complaints, and on January 22, 2024, Teva’s motion to dismiss the complaint in the District of Vermont was granted as to certain state law claims but was otherwise denied. On April 13, 2026, adopting in full prior reports and recommendations issued by the Special Master in the District of New Jersey (the “Special Master”), the New Jersey District Court dismissed certain claims and allegations of the retailers and Mylan with prejudice. On May 30, 2025, the DPPs filed an amended complaint, which drops its class allegations and adds several new direct purchaser plaintiffs. Teva submitted its renewed motion to dismiss certain of DPPs’ allegations to the Special Master for resolution, which is fully briefed and remains pending. On October 20, 2025, the indirect purchasers filed an amended complaint similar to the DPPs’ amended complaint, and Teva submitted its renewed motion to dismiss those allegations to the Special Master for resolution, which remains pending.
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
pay-for-delay
arrangements. The Tribunal handed down partial judgments on September 18, 2023 (judgment on unfair pricing), March 8, 2024 (judgments on pay-for-delay
and due process) and April 29, 2024 (judgment on fines). On September 6, 2024, the U.K. Court of Appeal overturned the Tribunal’s judgment on due process and, as a result, the Tribunal will consider and issue a further judgment on fines. In March 2025, the Tribunal gave Accord UK and Auden Mckenzie permission to appeal to the Court of Appeal certain other issues relating to unfair pricing and fines. The appeal hearing has been scheduled for June 23, 2026. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In November 2022, two complaints filed by plaintiffs purporting to represent retailer purchasers and a putative class of end-payor
purchasers were filed in the U.S. District Court for the District of New Jersey against Teva and its marketing partner Natco Pharma Limited (“Natco”) alleging violations of the antitrust laws in connection with their December 2015 settlement of patent litigation with Celgene Corporation (which was subsequently acquired by BMS) involving the drug Revlimid
®
(lenalidomide). The complaints also name Celgene and BMS as defendants. On January 24, 2023, the complaints were consolidated for pre-trial
purposes only with an earlier-filed, already consolidated action filed against BMS and Celgene. On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California, which were consolidated with the pending consolidated actions and transferred to the U.S. District Court for the District of New Jersey. On June 6, 2024, the court granted in full Celgene’s motion to dismiss claims brought by certain insurer plaintiffs, but allowed plaintiffs leave to amend most of their claims. The court had previously administratively terminated Teva’s, Natco’s, and Celgene’s motions to dismiss the retailer and end-payor
complaints pending the decision on the Insurer
Opt-Out
Action. On August 5, 2024, plaintiffs filed amended complaints to which the defendants subsequently filed motions to dismiss, which remain pending. On December 16, 2024, five individual Insurer Opt-Out plaintiffs, each of whom had added Teva and Natco as defendants in the Insurer Amended Complaint filed on August 5, 2024, filed new standalone complaints naming Teva, Natco and others as defendants. Annual sales of Revlimid
®
in the United States were approximately $
3.5
billion at the time of the settlement.
On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen
®
(epinephrine injection) and NUVIGIL
®
(armodafinil) filed a complaint in the U.S. District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the New Drug Application (“NDA”) for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an Abbreviated New Drug Application (“ANDA”) to sell generic EpiPen
®
, which Teva launched in 2018 following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated federal antitrust laws, the RICO Act, and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in which plaintiffs limited their claims only to those relating to the alleged delay of generic NUVIGIL. On March 26, 2024, the court dismissed plaintiffs’ RICO claims and certain state law claims but denied Teva’s motion to dismiss plaintiffs’ antitrust claims. On June 14, 2024, the court entered orders bifurcating discovery and limiting the first phase to the question of the timeliness of plaintiffs’ claims. On April 9, 2026, Teva filed a motion for summary judgement seeking dismissal based on the timelines of plaintiffs’ claims, and that motion remains pending. Substantially similar complaints were filed in the U.S. District Courts for the Central District of California and the Eastern District of New York on June 19, 2025 and June 23, 2025, respectively, and both litigations were subsequently transferred to the District of Kansas. On January 26, 2026, the court consolidated the transferred cases and plaintiffs filed a virtually identical, amended consolidated complaint on February 20, 2026. On March 20, 2026, Teva filed its motion to dismiss the amended consolidated complaint. Annual sales of NUVIGIL in the United States were approximately $
300
million at the time Teva entered into the first settlement with an ANDA filer in 2012.
In May 2023, certain
end-payor
plaintiffs filed putative class action complaints in the U.S. District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR asthma inhalers in violation of state and federal antitrust laws and state consumer protection laws. The court dismissed plaintiffs’ claim that Teva had engaged in “sham litigation” and certain of plaintiffs’ state antitrust and consumer protection claims, but permitted the case to proceed on the remainder of plaintiffs’ allegations. Teva recognized a provision for this matter in 2025. On August 4, 2025, the parties informed the court that they had reached a settlement in principle, which was subsequently finalized and filed, and on April 2, 2026, the Court granted preliminary approval of the settlement.
In September, October, and December 2025, private plaintiffs representing (i) a putative class of end-payor
purchasers, (ii) a putative class of direct purchasers; (iii) Walgreen Co., The Kroger Co., Albertsons Companies, Inc., HEB, L.P., and Supervalu, Inc., and (iv) CVS Pharmacy, Inc., filed complaints in the United States District Court for the District of Rhode Island against Bausch Health Companies Inc., Teva, and their related entities. In December 2025, certain of the plaintiff groups identified above filed an amended complaint. The operative complaints allege violations of the antitrust laws and various state laws in connection with the companies’ September 2018 settlement of patent litigation concerning the drug Xifaxan
®
(rifaximin). Plaintiffs seek declaratory and injunctive relief, treble damages, attorneys’ fees, and costs of suit. On January 28, 2026 and March 25, 2026, respectively, the putative classes of end-payor
purchasers and direct purchasers voluntarily dismissed their claims without prejudice. On April 16, 2026, CVS Pharmacy Inc. filed an amended complaint and Walgreen Co., The Kroger Co., Albertsons Companies, Inc., HEB, L.P., and Supervalu, Inc. filed a motion to amend their complaint. Annual sales of Xifaxan
®
were approximately $
1.5
billion at the time of the settlement.
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
For the complaints described above, which also include claims against certain former employees of Actavis and Teva USA, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. In April 2024, all three of the attorneys general’s lawsuits were transferred back to the U.S. District Court for the District of Connecticut where they were originally filed, and fact discovery in all three complaints was completed in 2025. The court has denied, in large part, each of the defendants’ joint motions for summary judgment as to the attorney general’s third complaint. Additional motions for summary judgment filed by certain defendants (including Actavis) remain pending.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Beginning on March 2, 2016, and through June 2025, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently a complaint filed by an indirect opt out plaintiff on December 2, 2025. All such complaints (other than the December 2025 complaint, as detailed below) have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). These complaints have been brought against various manufacturer defendants, including Teva USA and Actavis, alleging that these defendants engaged in conspiracies to fix prices and/or allocate market share of generic products, and generally seeking injunctive relief and damages under federal antitrust law, as well as damages under various state laws. With limited exceptions, all fact discovery in the Pennsylvania MDL was completed in December 2025. The Pennsylvania MDL court selected two single-drug cases brought by putative classes of direct-purchaser plaintiffs (“DPPs”) and end-payor
plaintiffs (“EPPs”) as bellwethers. Actavis (but not Teva) is a defendant in those cases. After selecting those two bellwether cases, the Pennsylvania MDL court certified them as class actions and proposed holding a trial in the EPP bellwether case starting in August 2025. However, on June 17, 2025, the United States Court of Appeals for the Third Circuit gave defendants permission to immediately appeal the Pennsylvania MDL court’s grant of class certification and the Pennsylvania MDL court thereafter stayed the EPPs and DPPs bellwether cases. Briefing on the appeal was completed in December 2025. The Third Circuit tentatively scheduled oral arguments on the appeal for June 1, 2026. The Pennsylvania MDL court has since selected five additional bellwethers: (i) Humana Inc.’s (“Humana”) indirect opt-out
case, involving claims on various drugs, with trial expected in September 2026; (ii) a case filed by a putative class of indirect reseller plaintiffs (“IRPs”) involving claims on a single drug (pravastatin), with the trial expected in December 2026; (iii) Kroger Co. (“Kroger”), a direct opt-out
case, involving claims on various drugs, with the trial expected in August 2027; (iv) Cigna Corp. (“Cigna”), an indirect opt-out
case, involving claims on various drugs, with the trial expected in January 2028; and (v) CVS Pharmacy Inc. (“CVS”), a direct opt-out
case, involving claims on various drugs, where a trial date has not yet been set.
From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis. Following defendants’ request, the cases filed in the Court of Common Pleas of Philadelphia County have all been placed in deferred status. One plaintiff, Aetna Inc., filed a complaint in Connecticut state court on December 30, 2024. Certain counties in New York and Texas have also commenced civil actions against many of the defendants in the Pennsylvania MDL, including Teva and Actavis, and the complaints have been transferred to the Pennsylvania MDL. On March 14, 2025 and June 9, 2025, respectively, Walmart Inc. and Southwest Airlines, Inc. filed lawsuits against various manufacturers, including Teva and Actavis, in the Eastern District of Pennsylvania which has been transferred to the Pennsylvania MDL. On May 19, 2025, New York Quality Healthcare Corporation filed a lawsuit against various manufacturers, including Teva and Actavis, in New York Supreme Court, County of New York. On December 2, 2025, AT&T Services, Inc. filed a lawsuit against various manufacturers, including Teva and Actavis, in the Eastern District of Pennsylvania, and that action has been transferred to the Pennsylvania MDL. On December 12, 2025, Taurus Acquisition Group filed a lawsuit against various manufacturers, including Teva and Actavis, in the Eastern District of Pennsylvania, and that action has been transferred to the Pennsylvania MDL.
One similar complaint has also been brought in Canada, with allegations that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The court held a class certification hearing in October 2025 and, in February 2026, issued its decision denying class certification. Plaintiffs’ time to appeal has since expired. The case is still pending with only one individual plaintiff remaining.
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
®
and FENTORA
®
, and also assert claims related to Teva’s generic opioid products. In the first quarter of 2026, Teva and representatives for a class of third-party payers (“TPPs”) reached an agreement in principle to settle the TPPs’ opioid-related claims. Teva’s settlement agreement with the TPPs is contingent upon Teva’s, in the exercise of its sole discretion, satisfaction with the level of participation by the TPPs in the proposed settlement agreement.
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
Teva has settled claims brought by 100% of the U.S. states and their litigating political subdivisions, the Native American tribes (the “Tribes”), and approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Teva’s estimated cash payments between 2026 and 2030 for all opioids settlements are: $379 million to be paid in 2026 (of which $30 million was paid as of March 31, 2026), $365 million payable in 2027; $416 million payable in 2028; $339 million payable in 2029; and $337 million payable in 2030. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2030.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In light of the nationwide settlement agreement between Teva and the States’ Attorneys General and their subdivisions, Teva’s indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements reached with Louisiana, Texas, Rhode Island, Florida, San Francisco, West Virginia, New York, the Tribes, Nevada and the City of Baltimore, the agreement with the hospitals discussed above, Teva’s agreement in principle with the TPPs, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has recorded a provision. The provision is a reasonable estimate of the ultimate costs for Teva’s opioids settlements, after discounting payments to their net present value. Opioid-related lawsuits brought against Teva by dozens of TPPs, such as unions and welfare funds, are expected to remain pending unless Teva finalizes its TPP settlement agreement. A reasonable upper end of a range of loss cannot be determined for the entirety of the remaining opioid-related cases. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary
relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
In addition, Teva, certain of its subsidiaries and other defendants, are defending claims and putative class action lawsuits in Canada related to the manufacture, sale, marketing and distribution of opioid medications. The lawsuits include: (i) a claim brought by the Province of British Columbia on behalf of itself and a putative class of other federal and provincial governments, (ii) claims of municipalities, (iii) claims on behalf of various First Nations groups, and (iv) consumer class actions on behalf of persons who used opioids on behalf of themselves and putative classes. On January 22, 2025, the British Columbia Supreme Court certified the class of federal and provincial governments. Defendants appealed this decision, a hearing on this appeal was held in December 2025, and a decision remains pending. The court in Quebec certified the class in the consumer class action in 2024 (and denied leave to appeal). In the first quarter of 2026, Teva reached an agreement in principle to settle claims by one national consumer class, brought in Ontario on behalf of persons who used opioids. Teva expects to memorialize the terms of the settlement during 2026 and to evaluate class participation before deciding whether to finalize the settlement. Other Canadian opioid actions remain in their preliminary stages.
Shareholder Litigation
In November and December 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors, which were subsequently consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019, asserting that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. From July 2017 to June 2019, other putative securities class actions were filed in other federal courts based on similar allegations and claims, and were transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors on behalf of plaintiffs in various forums across the country, and many of those plaintiffs had
“opted-out”
of the Ontario Teachers Securities Litigation. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. The vast majority of the total settlement amount was covered by the Company’s insurance carriers, with a small portion contributed by Teva. Additionally, as part of the settlement, Teva admitted no liability as part of the settlement and has denied all allegations of wrongdoing. Teva has settled the vast majority of
“opt-out”
claims including a class settlement with shareholders in Israel. One opt-out
case remains pending in the U.S., with a trial scheduled for January 2027.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of Teva’s revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On November 3, 2023, the court granted plaintiff’s motion for class certification, and a motion to approve a securities class action with similar allegations was also filed in September 2022 in the Central District Court in Israel, which has been stayed pending the U.S. litigation.
Environmental Matters
Teva or its subsidiaries are party to environmental proceedings under the federal Superfund law or other federal, provincial or state and local laws relating to alleged noncompliance, the investigation and remediation of releases of hazardous substances and natural resource damages. Many of these proceedings and claims seek to require the generators of hazardous waste disposed of at a third party-owned site, or the party responsible for a release of hazardous substances, including per-and
polyfluoroalkyl substances (PFAS), to investigate and
clean-up
the site or to pay or reimburse others for such activities, including for oversight by governmental authorities and any related damages to natural resources. Teva or its subsidiaries have been made a party to these claims and proceedings, along with others, as an alleged generator of waste disposed of or treated at third-party waste disposal sites or as a result of an alleged release from one of Teva’s facilities or former facilities.
Although liability among responsible parties may be joint and several under certain circumstances, these proceedings are frequently resolved so that the allocation of clean-up
and other costs among the parties reflects the relative contribution of each party to site conditions, also taking into account other relevant factors. In addition, enforcement proceedings relating to alleged violations of federal, state, commonwealth or local requirements at some of Teva’s facilities could result in the imposition of penalties (in amounts not expected to materially adversely affect Teva’s results of operations) and the recovery of certain costs and natural resource damages, and may require that corrective actions and enhanced compliance measures be implemented.
The following matter is disclosed pursuant to Item 103 of Regulation
S-K
because a governmental authority is a party and it involves monetary sanctions that could exceed $300,000. On July 8, 2021, the National Green Tribunal Principal Bench, New Delhi, issued an order against Teva’s subsidiary in India, Teva API India Private Limited, finding non-compliance
with environmental laws in India and assessing a penalty of $1.4 million. Teva filed an appeal before the Hon’ble Supreme Court of India, disputing certain of the findings and the amount of the penalty. On August 5, 2021, the Supreme Court of India granted a stay of the judgment by the National Green Tribunal Principal Bench. On April 8, 2025, the Supreme Court of India accepted the appeal filed by Teva’s subsidiary and a hearing will be scheduled in due course. Teva does not believe that the eventual outcome of this matter will have a material effect on its business and results of operations.
Other Matters
On January 15, 2025, Teva filed a lawsuit against the Centers for Medicare and Medicaid Services (“CMS”) in the U.S. District Court for the District of Columbia, alleging that CMS’s implementation of the Drug Price Negotiation Program portion of the Inflation Reduction Act (“IRA”) of 2022 is arbitrary and contrary to the plain meaning of the statute, in violation of the Administrative Procedure Act (“APA”), and is therefore unconstitutional. On November 20, 2025, the U.S. District Court for the District of Columbia granted CMS’s motion for summary judgement. Teva has appealed this decision. The appeal hearing is scheduled for May 5, 2026.
Gain Contingencies
From time to time, Teva may directly or indirectly pursue claims against certain parties, including but not limited to patent infringement lawsuits against other pharmaceutical companies to protect its patent rights, as well as derivative actions brought on behalf of Teva. Teva recognizes gain contingencies from such lawsuits when they are realized or when all related contingencies have been resolved, subject to a signed or legally enforceable agreement, where applicable. No gain has been recognized regarding any matter disclosed below, unless mentioned otherwise.
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“L illy
”) marketing and sale of its galcanezumab product for the treatment of migraine infringes on nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022. The jury’s verdict found that the three method of treatment patents were valid and infringed by Lilly and awarded Teva $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva appealed and a hearing was held on September 5, 2025. On April 16, 2026, the U.S. Appeals Court for the Federal Circuit issued a decision in Teva’s favor, reinstating the jury’s verdict of infringement and award of damages. Lilly may seek further review of this decision.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

In March 2024, Teva filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that Amarin Pharma, Inc., Amarin Pharmaceuticals Ireland Limited, and Amarin Corporation plc (collectively “Amarin”) engaged in a decade-long scheme to lock up the supply of icosapent ethyl to prevent and delay generic competition to its branded Vascepa
®
drug product. Teva’s lawsuit coincides with four other lawsuits brought by generic drug manufacturers and purchasers of branded Vascepa
®
alleging the same or similar conduct by Amarin. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic icosapent ethyl drug sales that Teva could have made absent Amarin’s alleged interference. On May 24, 2024, Amarin filed a motion in the U.S. District Court for the District of Nevada, seeking to enforce the terms of an earlier Teva-Amarin agreement to settle patent litigation regarding Vascepa
®
, which Amarin asserted precluded Teva from filing the present antitrust action. On December 4, 2024, the Nevada court denied Amarin’s motion. On October 8, 2025, Amarin filed a motion with the U.S. District Court of the District of New Jersey, where the case is pending, seeking judgment on the pleadings on the same grounds as its motion in Nevada. On February 2, 2026, the Court denied Amarin’s motion for judgment on the pleadings. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
In June 2024, Teva filed a lawsuit in the U.S. District Court for the Northern District of California alleging that Corcept Therapeutics, Inc. (“Corcept”) and Optime Care Inc. (“Optime”) engaged in a multifaceted, years-long scheme to stifle generic competition to Corcept’s branded Korlym
®
(mifepristone) drug product, which is indicated to treat endogenous Cushing’s syndrome. Teva alleges that Corcept and Optime have suppressed competition by abusing the patent and judicial systems, entering a long-term, blanket exclusive-dealing agreement that has locked up a key pharmaceutical distribution channel, and making illicit payments to physicians as compensation for prescribing Korlym
®
. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic mifepristone drug sales that Teva could have made absent Corcept and Optime’s alleged interference, as well as injunctive relief to remove the unlawful barriers to generic competition created by Corcept and Optime. Teva filed an amended complaint in September 2024. Defendants filed a joint motion to dismiss in October 2024, which the court denied in substantial part on September 12, 2025. On September 26, 2025, Teva filed an amended complaint amending certain claims that were dismissed. On October 31, 2025, Corcept and Optime filed a motion to dismiss certain claims in Teva’s second amended complaint. Briefing on that motion is now complete and a decision remains pending. On January 29, 2026, Teva filed an amended complaint, adding a new claim for unlawful exclusive dealing against Corcept. On February 5, 2026, Corcept and Optime filed supplemental briefs in support of their joint motion to dismiss. Briefing on that motion is complete and a decision remains pending. Discovery is ongoing. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 – Income taxes:
In the first quarter of 2026, Teva recognized a tax expense of $67 million, on pre-tax
income of $437 million. In the first quarter of 2025, Teva recognized a tax expense of $74 million, on pre-tax
income of $294 million.
Teva’s tax rate for the first quarter of 2026 was mainly affected by the generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, infrequent or non-recurring
items, including internal legal entities reorganization.
Teva’s tax rate for the first quarter of 2025 was mainly affected by the generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, as well as infrequent or non-recurring
items.
The statutory Israeli corporate tax rate is 23% in 2026. Teva’s global tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits, as well as infrequent or non-recurring
items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. A trial for this case is currently ongoing. A final and binding decision against Teva in this case may lead to a charge of $111 million.
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
Teva periodically assesses the need for valuation allowances against its deferred tax assets, and considers available evidence including, but not limited to, the Company’s recent earnings history, forecasted future taxable income to the extent it is objectively verifiable, and significant nonrecurring items impacting those amounts. To the extent Teva’s operating results improve or deteriorate, or to the extent changes in tax laws and other factors affect Teva’s ability to utilize deferred tax assets, Teva may need to adjust its valuation allowance.
Teva believes it has adequately provided for all of its uncertain tax positions, including items currently under dispute, however, adverse outcomes to any of these positions or disputes could be material.
The OECD introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% for large multinational corporations. On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement the minimum taxation component of 15% of the OECD’s reform of international taxation. Teva has evaluated the potential impact on its 2026 consolidated financial statements and related disclosures and does not expect Pillar Two to have a material impact on its effective tax rate or consolidated financial statements in the foreseeable future.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – Other assets impairments, restructuring and other items:

	Three months ended March 31,
	2026	2025
	(U.S. $ in millions)
Impairments of long - lived tangible assets (*)	$1	$(44)
Contingent consideration	5	11
Restructuring	25	14
Other	(4)	(2)

Total	$26	$(22)

(*)	Including impairments related to exit and disposal activities.
Impairments
In the three months ended March 31, 2026, Teva recorded an expense of $1 million under impairments of tangible assets, compared to an income of $44 million in the three months ended March 31, 2025. The income for the three months ended March 31, 2025, was mainly related to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes a favorable impact related to the expected gain from the reclassification of currency translation adjustments.
In addition, as part of the Company’s efforts to optimize its portfolio and global manufacturing footprint to achieve additional operational efficiencies, the Company, from time to time, evaluates strategic alternatives for certain individual assets or asset groups. These strategic alternatives may include partnerships, joint ventures, redeployment of assets or divestitures. Such actions may involve substantial impairment charges in the future depending on the ultimate course of action for these long-lived assets, which are recorded in the period in which there is a triggering event or commitment to a probable transaction.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans as a result of its network consolidation activities and its “Pivot to Growth Strategy.”
Contingent consideration
In the three months ended March 31, 2026, Teva recorded an expense of $5 million for contingent consideration, compared to an expense of $11 million in the three months ended March 31, 2025. The expenses in the three months ended March 31, 2025 were mainly related to lenalidomide capsules (the generic version of Revlimid
®
) (mainly the effect of the passage of time on the net present value of the discounted payments).
Restructuring
In the three months ended March 31, 2026, Teva recorded $25 million of restructuring expenses
, compared to $14 million in the three months ended March 31, 2025. Expenses in the three months ended March 31, 2026 were primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations, mainly through headcount reductions. Expenses in the three months ended March 31, 2025 primarily related to network consolidation activities.
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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide the components of the Company’s restructuring costs:

	Three months ended March 31,
	2026	2025
	(U.S. $ in millions)
Restructuring
Employee termination	$22	$12
Other	3	2

Total	$25	$14

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2026	$(124)	$(14)	$(138)
Provision	(22)	(3)	(25)
Utilization and other*	42	3	45

Balance as of March 31, 2026	$(104)	$(14)	$(118)

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2025	$(55)	$(13)	$(68)
Provision	(12)	(2)	(14)
Utilization and other*	23	2	25

Balance as of March 31, 2025	$(44)	$(13)	$(57)

*	Includes adjustments for foreign currency translation.

3
6

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, net of treasury shares.
Basic and diluted earnings (loss) per share attributable to Teva’s ordinary shareholders for the three months ended March 31, 2026 and 2025, are calculated as follows:

	Three Months Ended March 31,
	(U.S. $ in millions except per share amounts)
	2026	2025
Basic earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$369	$214

Shares (denominator):
Weighted average shares outstanding	1,156	1,138

Basic earnings (loss) attributable to Teva’s ordinary shareholders	$0.32	$0.19

Diluted earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$369	$214

Shares (denominator):
Weighted average shares outstanding	1,156	1,138
Diluted effect of stock options, RSUs and PSUs	23	21

Total dilutive shares outstanding	1,179	1,159

Diluted earnings (loss) attributable to Teva’s ordinary shareholders	$0.31	$0.18

In computing diluted earnings per share for the three months ended March 31, 2026 and 2025, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution that could occur upon the exercise of convertible senior debentures, since they had an anti-dilutive effect on earnings per share for the three months ended March 31, 2026 and 2025
. Additionally, an amount of 9.4 million and 24.3 million dilutive shares of ordinary shares from the conversion of outstanding stock options, RSUs and PSUs were excluded from the computation of diluted earnings per share attributable to Teva’s ordinary shareholders for the three months ended March 31, 2026 and 2025, respectively.

3
7

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2025, net of taxes	$(2,152)	$(199)	$(39)	$(2,391)

Other comprehensive income (loss) before reclassifications	(107)	(4)	—	(111)
Amounts reclassified to the statements of income	—	5	(1)	4
Release of cumulative translation adjustments	(6)	—	—	(6)

Net other comprehensive income (loss) before tax	(113)	1	(1)	(113)

Corresponding income tax	(8)	—	—	(8)

Net other comprehensive income (loss) after tax	(121)	1	(1)	(121)

Balance as of March 31, 2026, net of taxes	$(2,273)	$(198)	$(40)	$(2,512)

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2024, net of taxes	$(2,857)	$(238)	$(52)	$(3,148)

Other comprehensive income (loss) before reclassifications	307	—	—	307
Amounts reclassified to the statements of income	—	7	(1)	6
Release of cumulative translation adjustments**	181	—	—	181

Net other comprehensive income (loss) before tax	488	7	(1)	494

Corresponding income tax	(21)	—	—	(21)

Net other comprehensive income (loss) after tax*	467	7	(1)	473

Balance as of March 31, 2025, net of taxes	$(2,390)	$(231)	$(53)	$(2,675)

*	Amounts do not include a $27 million gain from foreign currency translation adjustments attributable to redeemable and non-redeemable non-controlling interests.
**	In connection with the sale of Teva’s business venture in Japan.

3
8

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
In addition to these three
segments, Teva has other sources of revenues included in other activities, primarily Teva’s distribution business in the United States through Anda, sale of APIs to third parties, certain contract manufacturing services and an out-licensing
platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis.
In alignment with Teva’s Pivot to Growth strategy, commencing January 1, 2026, Anda is no longer reported under Teva’s United States segment. This shift allows the United States segment to continue to manage its entire product portfolio in the region, while strengthening focus on its biopharmaceutical business, growth engines and innovation. As a result, from that date, Anda is reported as part of the Company’s other activities. Prior period amounts were recast to reflect this change.
Teva’s
Chief Executive Officer (“CEO”)
, who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the three identified reportable segments, namely the United States, Europe and International Markets, to make decisions about resources to be allocated to the segments and assess their performance.
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
On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy, and Teva is conducting a sales process for this matter. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or whether a divestiture will be agreed or completed at all. See note 2.

3
9

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

a.	Segment information:

	Three months ended March 31, 2026
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,534	$1,340	$524
Cost of sales	496	606	280
R&D expenses	147	45	22
S&M expenses	298	215	117
G&A expenses	90	73	39
Other	(4)	§	§

Segment profit*	$507	$401	$65

*	Segment profit includes depreciation expenses of $36 million in the United States segment , $33 million in the Europe segment, and $17 million in the International Markets segment .
§	Represents an amount less than $0.5 million.

	Three months ended March 31, 2025
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,536	$1,194	$582
Cost of sales	523	536	304
R&D expenses	154	60	25
S&M expenses	244	199	118

G&A expenses	95	69	39
Other	3	§	(1)

Segment profit*	$518	$329	$97

*	Segment profit includes depreciation expenses of $36 million in the United States segment , $30 million in the Europe segment, and $17 million in the International Markets segment .
§	Represents an amount less than $0.5 million.
The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(U.S. $ in millions)
United States profit	$507	$518
Europe profit	401	329
International Markets profit	65	97

Total reportable segments profit	972	944
Profit (loss) of Other Activities	(16)	2

Amounts not allocated to segments:
Amortization	137	145
Other assets impairments, restructuring and other items	26	(22)
Intangible assets impairments	8	121
Legal settlements and loss contingencies	72	83
Other unallocated amounts	60	99

Consolidated operating income (loss)	652	519

Financial expenses, net	216	225

Consolidated income (loss) before income taxes	$437	$294

4
0

TEVA
PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

b. Segment revenues by major products and activities:

The following tables present revenues by major products and activities for the three months ended March 31, 2026 and 2025:

United States	Three months ended March 31,
	2026	2025
	(U.S. $ in millions)
Generic products (including biosimilars)	$612	$849
AJOVY ®	87	53
AUSTEDO	559	396
BENDEKA ® and TREANDA ®	27	36
COPAXONE	62	54
UZEDY	63	39
Other*	123	109

Total	$1,534	$1,536

*	Other revenues in the first quarter of 2026 include the sale of certain product rights.

Europe	Three months ended March 31,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,089	$989
AJOVY	76	58
COPAXONE	40	42
Respiratory products	59	55
Other*	76	50

Total	$1,340	$1,194

*	Other revenues in the first quarter of 2026 and 2025 include the sale of certain product rights.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

International markets	Three months ended March 31,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$386	$468
AJOVY	33	28
AUSTEDO	19	15
COPAXONE	6	10
Other*	79	61

Total	$524	$582

*	Other revenues in the first quarter of 2026 and 2025 include the sale of certain product rights.
NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are classified in the tables below in one of the three categories of fair value levels:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,979	$—	$—	$2,979
Cash, deposits and other	762	—	—	762
Investment in securities:
Equity securities	15	—	—	15
Other	3	—	—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	68	—	68
Liability derivatives:
Options and forward contracts	—	(66)	—	(66)
Cross currency interest rate swap	—	(18)	—	(18)
Contingent consideration*	—	—	(40)	(40)

Total	$3,759	$(16)	$(40)	$3,703

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,678	$—	$—	$2,678
Cash, deposits and other	878	—	—	878
Investment in securities:
Equity securities	16	—	—	16
Other	3	—	—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	86	—	86
Liability derivatives:
Options and forward contracts	—	(38)	—	(38)
Cross currency interest rate swap	—	(19)	—	(19)
Contingent consideration*	—	—	(51)	(51)

Total	$3,575	$29	$(51)	$3,553

*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.

4
2

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
Notes to Consolidated Financial Statements
(Unaudited)

Teva determined the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of contingent consideration is based on several factors, such as cash flows projected from the success of unapproved product candidates; probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; time and resources required to complete the development and approval of product candidates; life of the potential commercialized products and associated risks with obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. The discount rate applied ranged from 8.25% to 11%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 9.1%. Contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities. A change of the discount rate by 1% would not have resulted in material changes to the contingent consideration liabilities.
The
 following table summarizes the activity for the financial assets and liabilities where fair value measurem en
ts are estimated utilizing Level 3 inputs:

	Three months ended March 31, 2026	Three months ended March 31, 2025
	(U.S. $ in millions)
Fair value at the beginning of the period	$(51)	$(401)
Adjustments to provisions for contingent consideration:
Allergan transaction	—	(9)
Eagle transaction	(1)	(1)
Novetide transaction	(1)	(1)
Settlement of contingent consideration:
Allergan transaction	—	4
Eagle transaction	11	12
Novetide transaction	2	2

Fair value at the end of the period	$(40)	$(394)

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

	Estimated fair value*
	March 31, 2026	December 31, 2025
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$13,886	$15,128
Senior notes and convertible senior debentures included under short-term debt	2,572	1,801

Total	$16,458	$16,929

*	The fair value was estimated based on quoted market prices.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to these three segments, we have other activities, primarily our distribution business in the U.S. through Anda, the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Such activities are included under “Other Activities” below. For additional segment information, see note 15 to our consolidated financial statements.

Pivot to Growth Strategy

In the first quarter of 2026, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, announced in May 2023, which entered into its second phase in 2025. During this second phase of “Accelerate Growth,” we expect to focus on growing our innovative portfolio, aligning capital allocation to invest in activities we expect to have the highest value, and modernizing our organization and operations to drive both efficiency and cost savings. Under Teva’s Transformation programs announced on May 7, 2025, we expect to achieve such cost savings through a variety of initiatives including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend in the following years.

Teva Enters into a Definitive Agreement with Emalex Biosciences

In April 2026, Teva entered into a definitive agreement to acquire all outstanding shares of Emalex Biosciences (“Emalex”), including its lead asset, ecopipam, which has completed Phase 3 for the treatment of Tourette syndrome in pediatric population. Upon closing, Teva will pay $700 million to Emalex’s existing shareholders, which is expected to be funded with existing cash on hand. In addition, Emalex’s existing shareholders may be eligible to receive milestone payments of up to $200 million, as well as royalties on global net-sales of ecopipam, upon commercialization and subject to regulatory approval. The transaction is subject to customary closing conditions, including receipt of necessary regulatory approvals, and is currently anticipated to close by the third quarter of 2026. See note 2 to our consolidated financial statements.

Macroeconomic and Geopolitical Environment

The ongoing war involving Iran has contributed to increased uncertainty and volatility in global economic conditions. The conflict has affected financial markets, foreign exchange rates and energy prices, and has disrupted international trade routes, supply chains and logistics. In particular, the conflict has disrupted critical global logistics corridors, maritime shipping routes, and air cargo hubs, including those used for the transportation of pharmaceutical products and key inputs. In some cases, such disruptions have resulted in and may continue to result in delays in our production and distribution processes, impacting product availability and our ability to timely respond to consumer demand. Although we have taken measures to mitigate and offset these impacts, the situation remains fluid and the duration, severity and broader economic consequences of the conflict are difficult to predict. Given our global operations, including personnel and several manufacturing and R&D facilities in Israel, as well as our exposure to international markets, continued instability in the region could adversely impact our business operations and financial condition. As of the date of this quarterly report on Form 10-Q, the impact of this conflict on our results of operation and financial condition was immaterial.

Moreover, recent U.S. tariffs imposed, or threatened to be imposed, on materials and products from countries where we do business may impact our business. Any responsive or reciprocal actions taken by such countries, as well as heightened sanctions regimes and trade restrictions arising from geopolitical conflicts, as discussed above, could impact our costs and global operations. The countries subject to tariffs or other trade restrictions, and the tariff rate imposed on each country or scope of applicable restrictions, is uncertain and dynamic, and we continue to monitor and assess the potential impact on our supply chain and global operations, which could be material, and to evaluate pathways to mitigate such potential impact.

Highlights

Significant highlights in the first quarter of 2026 included:

•

Revenues in the first quarter of 2026 were $3,982 million, an increase of 2% in U.S. dollars, or a decrease of 3% in local currency terms compared to the first quarter of 2025. This decrease was mainly due to lower revenues from generic products, primarily lenalidomide capsules (the generic version of Revlimid®) in our U.S. segment as well as the divestment of our business venture in Japan in our International Markets segment, partially offset by higher revenues from our key innovative products, primarily AUSTEDO.

•

Our U.S. segment generated revenues of $1,534 million and segment profit of $507 million in the first quarter of 2026. Revenues were flat and segment profit decreased by 2%, compared to the first quarter of 2025.

•

Our Europe segment generated revenues of $1,340 million and segment profit of $401 million in the first quarter of 2026. Revenues increased by 12% in U.S. dollars compared to the first quarter of 2025. In local currency terms, revenues decreased by 1%, compared to the first quarter of 2025. Segment profit increased by 22%, compared to the first quarter of 2025.

•

Our International Markets segment generated revenues of $524 million and segment profit of $65 million in the first quarter of 2026. Revenues decreased by 10% in U.S. dollars, or 19% in local currency terms, compared to the first quarter of 2025. Segment profit decreased by 33%, compared to the first quarter of 2025.

•

Our revenues from Other Activities in the first quarter of 2026 were $584 million, an increase of 1% in U.S. dollars compared to the first quarter of 2025. In local currency terms, revenues decreased by 1%, compared to the first quarter of 2025.

•	Exchange rate movements during the first quarter of 2026, including hedging effects, positively impacted revenues by $219 million, compared to the first quarter of 2025.

•	Gross profit margin was 49.5% in the first quarter of 2026, compared to 48.2% in the first quarter of 2025.

•	R&D expenses, net in the first quarter of 2026 were $222 million, a decrease of 10%, compared to $247 million in the first quarter of 2025.

•	Operating income was $652 million in the first quarter of 2026, compared to $519 million in the first quarter of 2025.

•

In the first quarter of 2026, we recognized a tax expense of $67 million, on pre-tax income of $437 million. In the first quarter of 2025, we recognized a tax expense of $74 million, on pre-tax income of $294 million. See note 11 to our consolidated financial statements.

•	As of March 31, 2026, our debt was $16,627 million, compared to $16,807 million as of December 31, 2025. See note 7 to our consolidated financial statements.

•

Cash flow used in operating activities during the first quarter of 2026 was $40 million, compared to $105 million in the first quarter of 2025. The lower cash flow used in operating activities in the first quarter of 2026 was mainly due to favorable timing of sales and collections in our U.S. segment, as well as lower payments of interest, partially offset by higher performance incentive payments to employees.

•

During the first quarter of 2026, we generated free cash flow of $188 million, which we define as comprising: $40 million in cash flow used in operating activities, $354 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $42 million of proceeds from sale of businesses and long-lived assets, partially offset by $168 million in cash used for capital investments. During the first quarter of 2025, we generated free cash flow of $107 million. The increase in the first quarter of 2026 mainly resulted from lower cash flow used in operating activities as discussed above.

Results of Operations

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,534	100%	$1,536	100%
Cost of sales	496	32.3%	523	34.1%
Gross profit	1,038	67.7%	1,013	65.9%
R&D expenses	147	9.6%	154	10.1%
S&M expenses	298	19.4%	244	15.9%
G&A expenses	90	5.9%	95	6.2%
Other	(4)	§	3	§

Segment profit*	$507	33.0%	$518	33.7%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

United States Revenues

In alignment with our Pivot to Growth strategy, commencing January 1, 2026, Anda is no longer reported under our United States segment. This shift allows the United States segment to continue to manage its entire product portfolio in the region, while strengthening focus on its biopharmaceutical business, growth engines and innovation. As a result, from that date, Anda is reported as part of the Company’s Other Activities. Prior period amounts were recast to reflect this change. See note 15 to our consolidated financial statements.

Revenues from our United States segment in the first quarter of 2026 were $1,534 million, flat compared to the first quarter of 2025, mainly due to lower revenues from generic products, primarily lenalidomide capsules (the generic version of Revlimid®), offset by higher revenues from our key innovative products, primarily AUSTEDO.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Percentage Change 2026-2025
	2026	2025
	(U.S. $ in millions)
Generic products (including biosimilars)	$612	$849	(28%)
AJOVY	87	53	64%
AUSTEDO	559	396	41%
BENDEKA and TREANDA	27	36	(26%)
COPAXONE	62	54	16%
UZEDY	63	39	62%
Other*	123	109	13%

Total	$1,534	$1,536	§

*	Other revenues in the first quarter of 2026 include the sale of certain product rights.
§	Represents an amount less than 0.5%.

Generic products (including biosimilar products) revenues in our United States segment in the first quarter of 2026 were $612 million, a decrease of 28% compared to the first quarter of 2025. This decrease was mainly driven by lower revenues from lenalidomide capsules (the generic version of Revlimid®) due to increased generic competition in the U.S., partially offset by higher revenues from our portfolio of biosimilar products.

Among the most significant generic products we sold in the United States in the first quarter of 2026 were Truxima® (the biosimilar to Rituxan®), epinephrine injectable solution (the generic equivalent of EpiPen® and EpiPen Jr®) and SIMLANDI® (the biosimilar to Humira®). In the first quarter of 2026, our total prescriptions were approximately 246 million (based on trailing twelve months), representing 6.3% of total U.S. generic prescriptions, compared to approximately 273 million (based on trailing twelve months), representing 7.1% of total U.S. generic prescriptions in the first quarter of 2025, all according to IQVIA data.

AJOVY revenues in our United States segment in the first quarter of 2026 were $87 million, an increase of 64% compared to the first quarter of 2025, mainly due to a reduction in sales allowance. In the first quarter of 2026, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 32.0% out of the subcutaneous injectable anti- CGRP class, compared to 30.2% in the first quarter of 2025.

AJOVY was launched in the United States in 2018 for the preventive treatment of migraine in adults, and in August 2025, the FDA approved AJOVY for the preventive treatment of episodic migraine in children and adolescent patients aged 6 to 17 years. AJOVY is the only anti-CGRP subcutaneous product indicated for both quarterly and monthly dosing options. AJOVY faces competition from multiple other products.

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

AUSTEDO revenues (which include AUSTEDO XR®) in our United States segment in the first quarter of 2026 were $559 million, an increase of 41%, compared to the first quarter of 2025. This increase was mainly due to growth in volume.

During 2025, Teva and the Centers for Medicare and Medicaid Services (“CMS”) negotiated a maximum fair price for AUSTEDO and AUSTEDO XR, based on their inclusion in CMS’s list of prescription medicines selected for price-setting discussions. An agreement was announced by CMS in November 2025. The revised prices set by the U.S. Government will become effective on January 1, 2027 and will apply to eligible Medicare patients.

AUSTEDO was launched in the United States in 2017. It is indicated for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia in adults.

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

UZEDY (risperidone) extended-release injectable suspension revenues in our United States segment in the first quarter of 2026 were $63 million, an increase of 62% compared to the first quarter of 2025, mainly due to growth in volume.

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

BENDEKA and TREANDA combined revenues in our United States segment in the first quarter of 2026 were $27 million, a decrease of 26% compared to the first quarter of 2025, mainly due to competition from alternative therapies, as well as from generic bendamustine products.

In April 2019, we signed an amendment to the license agreement with Eagle Pharmaceuticals, Inc. (“Eagle”) extending the royalty term applicable to the United States to the full period for which we sell BENDEKA and increased the royalty rate. In consideration, Eagle agreed to assume a portion of BENDEKA-related patent litigation expenses.

There are 20 patents listed in the U.S. Orange Book for BENDEKA, one of which expired in 2026 and the rest with expiration dates in 2031. In August 2021, the Court of Appeals for the Federal Circuit affirmed the district court’s decision upholding the validity of all of the asserted patents and finding infringement by two remaining ANDA filers. Another ANDA filer did not join the appeal, and Teva also settled with two ANDA filers.

Teva also settled litigation against four 505(b)(2) applicants: Hospira, Inc. (“Hospira”), Dr. Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”), and Almaject, Inc. / Alvogen, Inc. (“Almaject”). Based on these settlement agreements, Hospira, Accord, DRL and Almaject can launch their products on November 17, 2027, or earlier under certain circumstances. In 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product, and that litigation is still pending, though it is currently stayed.

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

COPAXONE revenues in our United States segment in the first quarter of 2026 were $62 million, an increase of 16% compared to the first quarter of 2025, mainly due to a reduction in sales allowance, partially offset by lower volumes.

COPAXONE continues to face competition from existing alternative therapies, generic versions of COPAXONE, and generic treatments for multiple sclerosis, injectable products, as well as from monoclonal antibodies.

Product Launches and Pipeline

In the first quarter of 2026, we launched the generic version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Pomalidomide Capsules	Pomalyst® capsules	March	$3,321
Ferric Citrate Tablets	Auryxia® tablets	March	$56

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

As of March 31, 2026, our generic products pipeline in the United States includes 112 product applications awaiting FDA approval, including 65 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended December 31, 2025 of approximately $128 billion, according to IQVIA. Approximately 81% of pending applications include a paragraph IV patent challenge, and we believe we are first-to-file with respect to 53 of these products, or 76 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $84 billion in U.S. brand sales for the twelve months ended December 31, 2025, according to IQVIA.

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

In the first quarter of 2026, we did not receive any tentative approvals for generic products. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

United States Gross Profit

Gross profit from our United States segment in the first quarter of 2026 was $1,038 million, an increase of 2%, compared to the first quarter of 2025.

Gross profit margin for our United States segment in the first quarter of 2026 increased to 67.7%, compared to 65.9% in the first quarter of 2025. This increase was mainly due to higher revenues from AUSTEDO, partially offset by lower revenues from generic products, primarily lenalidomide capsules (the generic version of Revlimid®).

United States R&D Expenses

R&D expenses relating to our United States segment in the first quarter of 2026 were $147 million, a decrease of 5%, compared to the first quarter of 2025.

For a description of our R&D expenses in the first quarter of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the first quarter of 2026 were $298 million, an increase of 22%, compared to the first quarter of 2025. This increase was mainly due to promotional activities related to our key innovative products, primarily AUSTEDO.

United States G&A Expenses

G&A expenses relating to our United States segment in the first quarter of 2026 were $90 million, a decrease of 5% compared to the first quarter of 2025.

United States Profit

Profit from our United States segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our United States segment in the first quarter of 2026 was $507 million, a decrease of 2%, compared to the first quarter of 2025. This decrease was mainly due to higher S&M expenses, partially offset by higher gross profit, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,340	100%	$1,194	100%
Cost of sales	606	45.2%	536	44.9%
Gross profit	734	54.8%	658	55.1%
R&D expenses	45	3.4%	60	5.1%
S&M expenses	215	16.0%	199	16.7%
G&A expenses	73	5.4%	69	5.8%
Other	§	§	§	§

Segment profit*	$401	29.9%	$329	27.6%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the first quarter of 2026 were $1,340 million, an increase of 12% compared to the first quarter of 2025. In local currency terms, revenues decreased by 1% compared to the first quarter of 2025, mainly due to lower revenues from generic products, partially offset by higher revenues from AJOVY.

In the first quarter of 2026, revenues were positively impacted by exchange rate fluctuations of $159 million, including hedging effects, compared to the first quarter of 2025. Revenues in the first quarter of 2026, included $10 million from a positive hedging impact, which is included in “Other” in the table below. Revenues in the first quarter of 2025 included $12 million from a negative hedging impact, which is included in “Other” in the table below. See note 8c to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Percentage Change 2026-2025
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,089	$989	10%
AJOVY	76	58	31%
COPAXONE	40	42	(4%)
Respiratory products	59	55	8%
Other*	76	50	52%

Total	$1,340	$1,194	12%

*	Other revenues in the first quarter of 2026 and 2025 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the first quarter of 2026, were $1,089 million, an increase of 10% compared to the first quarter of 2025. In local currency terms, revenues decreased by 1%, mainly due to lower sales of seasonal OTC products, partially offset by higher revenues from recently launched products.

AJOVY revenues in our Europe segment in the first quarter of 2026 were $76 million, an increase of 31%, compared to the first quarter of 2025. In local currency terms, revenues increased by 17% due to growth in volume.

For information about AJOVY patent protection, see “—United States Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the first quarter of 2026 were $40 million, a decrease of 4% compared to the first quarter of 2025. In local currency terms, revenues decreased by 14%, mainly due to price reductions and lower volumes resulting from the availability of alternative therapies.

Respiratory products revenues in our Europe segment in the first quarter of 2026 were $59 million, an increase of 8% compared to the first quarter of 2025. In local currency terms, revenues decreased by 2%, mainly due to net price reductions and lower volumes.

Product Launches and Pipeline

As of March 31, 2026, our generic products pipeline in Europe included 89 generic approvals relating to 19 compounds in 47 formulations. In addition, approximately 1,408 marketing authorization applications are pending approval in 37 European countries, relating to 94 compounds in 215 formulations. One application is pending with the European Medicines Agency (“EMA”).

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

Europe Gross Profit

Gross profit from our Europe segment in the first quarter of 2026 was $734 million, an increase of 12% compared to the first quarter of 2025.

Gross profit margin for our Europe segment in the first quarter of 2026 decreased to 54.8%, compared to 55.1% in the first quarter of 2025.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first quarter of 2026 were $45 million, a decrease of 25% compared to the first quarter of 2025.

For a description of our R&D expenses in the first quarter of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first quarter of 2026 were $215 million, an increase of 8% compared to the first quarter of 2025. This increase was mainly due to a negative impact from exchange rate fluctuations.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first quarter of 2026 were $73 million, an increase of 6% compared to the first quarter of 2025. This increase was mainly due to a negative impact from exchange rate fluctuations.

Europe Profit

Profit from our Europe segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the first quarter of 2026 was $401 million, an increase of 22%, compared to the first quarter of 2025. This increase was mainly due to higher gross profit, as discussed above.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$524	100%	$582	100%
Cost of sales	280	53.6%	304	52.3%
Gross profit	243	46.4%	278	47.7%
R&D expenses	22	4.3%	25	4.3%
S&M expenses	117	22.3%	118	20.2%
G&A expenses	39	7.5%	39	6.7%
Other	§	§	(1)	§

Segment profit*	$65	12.3%	$97	16.7%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

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

On March 31, 2025, we divested our Teva-Takeda business venture in Japan, which included generic products and legacy products. Since the establishment of the business venture and until the completion of its sale, Teva held 51% of the outstanding common stock of the business venture. On March 31, 2025, we deconsolidated the business venture from our financial statements. For additional information, see note 2 to our consolidated financial statements.

As of the date of this Quarterly Report on Form 10-Q, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results and we have no manufacturing or R&D facilities in these markets. In the first quarter of 2026, the impact of this conflict on our International Markets segment was immaterial.

Revenues from our International Markets segment in the first quarter of 2026 were $524 million, a decrease of 10% compared to the first quarter of 2025. In local currency terms, revenues decreased by 19% compared to the first quarter of 2025, mainly due to the divestment of our business venture in Japan.

In the first quarter of 2026, revenues were positively impacted by exchange rate fluctuations of $50 million, including hedging effects, compared to the first quarter of 2025. Revenues in the first quarter of 2026 included $1 million from a positive hedging impact, compared to a negative hedging impact of $15 million in the first quarter of 2025, which are included in “Other” in the table below. See note 8c to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Percentage Change
	2026	2025	2026-2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$386	$468	(18%)
AJOVY	33	28	20%
AUSTEDO	19	15	30%
COPAXONE	6	10	(43%)
Other*	79	61	30%

Total	$524	$582	(10%)

*	Other revenues in the first quarter of 2026 and 2025 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our International Markets segment in the first quarter of 2026 were $386 million, a decrease of 18% compared to the first quarter of 2025. In local currency terms, revenues decreased by 23%, mainly due to the divestment of our business venture in Japan.

AJOVY revenues in our International Markets segment in the first quarter of 2026 were $33 million, an increase of 20% compared to the first quarter of 2025. In local currency terms, revenues increased by 15%, mainly due to growth in existing markets in which AJOVY was launched. AJOVY was launched in certain markets in our International Markets segment, including in Canada, Japan, Australia, Israel, South Korea, Brazil and others. In April 2026, we announced a strategic partnership for the marketing and distribution of AJOVY in China with Neurogen (Zhuhai) Pharmaceutical Company Ltd.

AUSTEDO revenues in our International Markets segment in the first quarter of 2026 were $19 million, an increase of 30% compared to the first quarter of 2025. In local currency terms, revenues increased by 22% compared to the first quarter of 2025. AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China with Jiangsu Nhwa Hexin Pharmaceutical Marketing Co., Ltd. In April 2025, AUSTEDO received marketing authorization in South Korea. We continue to evaluate additional submissions in various other markets.

COPAXONE revenues in our International Markets segment in the first quarter of 2026 were $6 million, a decrease of 43% compared to the first quarter of 2025.

International Markets Gross Profit

Gross profit from our International Markets segment in the first quarter of 2026 was $243 million, a decrease of 12% compared to the first quarter of 2025.

Gross profit margin for our International Markets segment in the first quarter of 2026 decreased to 46.4%, compared to 47.7% in the first quarter of 2025. This decrease was mainly due to unfavorable mix of products, partially offset by a positive impact from hedging activities.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first quarter of 2026 were $22 million, a decrease of 11% compared to the first quarter of 2025.

For a description of our R&D expenses in the first quarter of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first quarter of 2026 were $117 million, a decrease of 1% compared to the first quarter of 2025.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first quarter of 2026 were $39 million, flat compared to the first quarter of 2025.

International Markets Profit

Profit from our International Markets segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the first quarter of 2026 was $65 million, a decrease of 33%, compared to the first quarter of 2025. This decrease was mainly due to lower gross profit, as discussed above.

Other Activities

We have other sources of revenues, primarily the sale of APIs to third parties, certain contract manufacturing services and an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis. Our Other Activities are not included in our United States, Europe or International Markets segments described above.

In alignment with our Pivot to Growth strategy, commencing January 1, 2026, Anda is no longer reported under our United States segment. This shift allows the United States segment to continue to manage its entire product portfolio in the region, while strengthening focus on its biopharmaceutical business, growth engines and innovation. As a result, from that date, Anda is reported as part of the Company’s Other Activities. Prior period amounts were recast to reflect this change. See note 15 to our consolidated financial statements.

On January 31, 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale. The intention to divest is in alignment with our Pivot to Growth strategy, and Teva is conducting a sales process for this matter. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be agreed or completed at all. For further information, see note 2 to our consolidated financial statements.

Our revenues from Other Activities in the first quarter of 2026 were $584 million, an increase of 1% in U.S. dollars compared to the first quarter of 2025. In local currency terms, revenues decreased by 1% compared to the first quarter of 2025.

Anda revenues from third-party products in the first quarter of 2026 were $378 million, an increase of 1%, compared to the first quarter of 2025. Anda, our distribution business in the United States, operates independently and distributes generic and innovative medicines and OTC pharmaceutical products from various manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda competes in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

API sales to third parties in the first quarter of 2026 were $109 million, a decrease of 17% in both U.S. dollars and local currency terms, compared to the first quarter of 2025. This decrease was mainly due to price reductions and lower demand due to market dynamics.

Revenues from additional other activities, mainly from Medis and certain contract manufacturing services, in the first quarter of 2026 were $97 million, an increase of 28% in U.S. dollars compared to the first quarter of 2025. In local currency terms, revenues increased by 16% compared to the first quarter of 2025, mainly due to higher demand.

Teva Consolidated Results

Revenues

Revenues in the first quarter of 2026 were $3,982 million, an increase of 2% in U.S. dollars, or a decrease of 3% in local currency terms compared to the first quarter of 2025. This decrease in local currency terms was mainly due to lower revenues from generic products, primarily lenalidomide capsules (the generic version of Revlimid®) in our U.S. segment as well as the divestment of our business venture in Japan in our International Markets segment, partially offset by higher revenues from our key innovative products, primarily AUSTEDO.

See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements in the first quarter of 2026, including hedging effects, positively impacted revenues by $219 million, compared to the first quarter of 2025. See note 8c to our consolidated financial statements.

Gross Profit

Gross profit in the first quarter of 2026 was $1,972 million, an increase of 5% compared to $1,877 million in the first quarter of 2025.

Gross profit margin was 49.5% in the first quarter of 2026, compared to 48.2% in the first quarter of 2025. This increase was mainly due to higher revenues from AUSTEDO, partially offset by lower revenues from generic products in our U.S. segment, primarily lenalidomide capsules (the generic version of Revlimid®).

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

In the first quarter of 2026, our R&D expenses, net, were primarily related to our innovative product pipeline in immunology, neuroscience and selected other areas, as well as our generics and biosimilars pipeline.

R&D expenses, net in the first quarter of 2026, were $222 million, a decrease of 10% compared to $247 million in the first quarter of 2025.

Our lower R&D expenses, net in the first quarter of 2026 compared to the first quarter of 2025, were mainly due to a decrease in our generics pipeline and in our late-stage innovative pipeline in neuroscience, partially offset by an increase in immunology projects.

Our R&D expenses, net in the first quarter of 2026 and 2025, were also impacted by reimbursements and cost sharing from our strategic partnerships and collaborations entered into in recent years. See note 2 to our consolidated financial statements.

R&D expenses, net as a percentage of revenues were 5.6% in the first quarter of 2026, compared to 6.3% in the first quarter of 2025.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of April 29, 2026:

	Phase 2	Phase 3	Submitted for Regulatory Review
Neuroscience			olanzapine LAI (TEV-‘749) Schizophrenia (December 2025)
Immunology	Anti-IL-15 (TEV-’408) Celiac disease	Dual Action Rescue Inhaler (DARI) (ICS/SABA; TEV-’248)(2) Asthma (February 2023)

	emrusolmin(1) (TEV-‘286) Multiple System Atrophy	duvakitug (anti-TL1A)(3) (TEV-’574) Inflammatory Bowel Disease (October 2025)

__________________

(1)	In collaboration with Launch Therapeutics.
(2)	In collaboration with Modag.
(3)	In collaboration with Sanofi.

Biosimilar Products Pipeline

We have additional biosimilar products in development internally and with our partners that are in various stages of development, including confirmatory clinical trials for biosimilars to Entyvio® (vedolizumab) and Entyvio® SC (vedolizumab), which are in collaboration with Alvotech for the U.S. market; and TEV-‘333 and TEV-‘316, both in collaboration with mAbxience. Our proposed biosimilar to Xgeva® (denosumab) and our proposed biosimilars to Simponi®, Simponi Aria® (golimumab), and Eylea® (aflibercept), which are in collaboration with Alvotech, were submitted for regulatory review in the U.S. Our proposed biosimilar to Xolair® (omalizumab) was submitted for regulatory review in the U.S. and Europe.

Selling and Marketing (S&M) Expenses

S&M expenses in the first quarter of 2026, were $696 million, an increase of 12% compared to the first quarter of 2025. This increase was mainly a result of the factors discussed above under “—United States segment—S&M Expenses” and “—Europe segment— S&M Expenses.”

S&M expenses as a percentage of revenues were 17.5% in the first quarter of 2026, compared to 16.0% in the first quarter of 2025.

General and Administrative (G&A) Expenses

G&A expenses in the first quarter of 2026 were $304 million, an increase of 2% compared to the first quarter of 2025.

G&A expenses as a percentage of revenues were 7.6% in the first quarter of 2026, flat compared to the first quarter of 2025.

Intangible Asset Impairments

We recorded expenses of $8 million for identifiable intangible asset impairments in the first quarter of 2026, compared to expenses of $121 million in the first quarter of 2025. See note 5 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $26 million for other asset impairments, restructuring and other items in the first quarter of 2026, compared to an income of $22 million in the first quarter of 2025. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $72 million in legal settlements and loss contingencies in the first quarter of 2026, compared to expenses of $86 million in the first quarter of 2025. See note 9 to our consolidated financial statements.

Other Loss (Income)

Other income in the first quarter of 2026 was $9 million, compared to other loss of $5 million in the first quarter of 2025.

Operating Income (Loss)

Operating income was $652 million in the first quarter of 2026, compared to $519 million in the first quarter of 2025. This increase was mainly due to lower intangible assets impairments and higher gross profit, partially offset by higher S&M expenses.

Operating income as a percentage of revenues was 16.4% in the first quarter of 2026, compared to 13.3% in the first quarter of 2025.

Financial Expenses, Net

In the first quarter of 2026, financial expenses, net were $216 million, mainly comprised of net interest expenses of $201 million. In the first quarter of 2025, financial expenses, net were $225 million, mainly comprised of net interest expenses of $212 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(U.S. $ in millions)
United States profit	$507	$518
Europe profit	401	329
International Markets profit	65	97

Total reportable segments profit	972	944
Profit (loss) of Other Activities	(16)	2

Amounts not allocated to segments:
Amortization	137	145
Other assets impairments, restructuring and other items	26	(22)
Intangible assets impairments	8	121
Legal settlements and loss contingencies	72	83
Other unallocated amounts	60	99

Consolidated operating income (loss)	652	519

Financial expenses, net	216	225

Consolidated income (loss) before income taxes	$437	$294

Income Taxes

In the first quarter of 2026, we recognized a tax expense of $67 million on pre-tax income of $437 million. In the first quarter of 2025, we recognized a tax expense of $74 million on pre-tax income of $294 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net income attributable to Teva was $369 million in the first quarter of 2026, compared to $214 million in the first quarter of 2025. This increase was mainly due to higher operating income as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended March 31, 2026 and 2025 was 1,179 million shares and 1,159 million shares, respectively.

Diluted earnings per share was $0.31 in the first quarter of 2026, compared to $0.18 in the first quarter of 2025. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of March 31, 2026 and 2025, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,192 million shares and 1,178 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the first quarter of 2026, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, Swiss franc, Russian ruble, British pound, new Israeli shekel, Polish złoty, Canadian dollar and Swedish krona) impacted our results.

During the first quarter of 2026, the following main currencies relevant to our operations increased in value against the U.S. dollar (each compared on a quarterly average basis): Russian ruble by 20%, Hungarian forint by 18%, Swedish krona by 17%, new Israeli shekel by 16%, Swiss franc by 15%, euro by 11%, Polish złoty by 11% and British pound by 7%. The following currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Argentinian peso by 26%, Indian rupee by 5% and Ukrainian hryvna by 4%.

As a result, exchange rate movements during the first quarter of 2026, including hedging effects, positively impacted revenues by $219 million and operating income by $71 million, compared to the first quarter of 2025.

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

Liquidity and Capital Resources

Total balance sheet assets were $40,040 million as of March 31, 2026, compared to $40,748 million as of December 31, 2025.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $2,411 million as of March 31, 2026, compared to negative $2,733 million as of December 31, 2025. This change was mainly due to a decrease in employee-related obligations as discussed below, and an increase in accounts receivables, net of SR&A. We continue our efforts to optimize our working capital management.

Employee-related obligations, as of March 31, 2026 were $555 million, compared to $739 million as of December 31, 2025. The decrease in the first three months of 2026 was mainly due to performance incentive payments to employees for 2025, partially offset by an accrual for performance incentive payments to employees for 2026.

Cash investment in property, plant and equipment and intangible assets in the first quarter of 2026 was $168 million, compared to $127 million in the first quarter of 2025. Depreciation in the first quarter of 2026 was $102 million, compared to $99 million in the first quarter of 2025.

Cash and cash equivalents as of March 31, 2026, were $3,741 million, compared to $3,556 million as of December 31, 2025. See also the statement of cash flows included in our consolidated financial statements.

Our cash on hand that is not used for ongoing operations is generally invested in bank deposits as well as liquid securities that bear fixed and floating rates.

Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility, entered into in April 2022, as amended most recently in December 2025 (“RCF”). See note 7 to our consolidated financial statements.

Debt Balance and Movements

As of March 31, 2026, our debt was $16,627 million, compared to $16,807 million as of December 31, 2025. This decrease was mainly due to $174 million of exchange rate fluctuations.

In February 2026, we repaid $23 million of the 0.25% convertible senior debentures at maturity.

Our debt as of March 31, 2026 was 57% denominated in U.S. dollars, with the remainder denominated in euro.

The portion of total debt classified as short-term as of March 31, 2026 was 16% compared to 11% as of December 31, 2025.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 67% as of March 31, 2026, compared to 68% as of December 31, 2025. Our average debt maturity was approximately 5.4 years as of March 31, 2026, compared to 5.6 years as of December 31, 2025.

Total Equity

Total equity was $8,232 million as of March 31, 2026, compared to $7,914 million as of December 31, 2025. This increase was mainly due to net income attributable to Teva of $369 million, partially offset by a negative impact from exchange rate fluctuations of $121 million.

Exchange rate fluctuations affected our balance sheet, as approximately 60% of our net assets as of March 31, 2026 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2025, changes in currency rates as of March 31, 2026, had a negative impact of $121 million on our equity. The following main currencies decreased in value against the U.S. dollar: Indian rupee by 5%, Peruvian nuevo by 4%, Polish złoty by 4%, Chilean peso by 4%, euro by 3%, Russian ruble by 2%, British pound by 2%, Canadian dollar by 2%, Japanese yen by 2%, Mexican peso by 1% and Swiss franc by 1%. All comparisons are on a year-to-date basis.

Cash Flow

We continually seek to improve the efficiency of our working capital management. Periodically, as part of our cash and commercial relationship management activities, we make decisions in our commercial, supply chain, and other activities which drive an optimization of our inventory levels, an acceleration of receivable payments from customers, or deceleration of payments to vendors, including timing of payments related to legal settlements, tax authorities and other matters. These have the effect of increasing or decreasing cash from operations, as well as working capital balance items during any given period. Increased cash from operations has the effect of reducing our leverage ratio, which is measured net of cash and cash equivalents, as of the end of such period. In connection with these efforts, we are able to secure more favorable payment terms from many of our vendors which are expected to continue in future periods. In addition, in periods in which collections from customers are delayed, we have and expect we may in the future extend the time to pay certain vendors, so as to balance our liquidity position. Such decisions have had and may in the future have a material impact on our annual operating cash flow measurement and results of operations.

Cash flow used in operating activities during the first quarter of 2026 was $40 million compared to $105 million in the first quarter of 2025. The lower cash flow used in operating activities in the first quarter of 2026 was mainly due to favorable timing and mix of sales and collections in our U.S. segment as well as lower payments of interest, partially offset by higher performance incentive payments to employees.

During the first quarter of 2026, we generated free cash flow of $188 million, which we define as comprising: $40 million in cash flow used in operating activities, $354 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $42 million of proceeds from sale of businesses and long-lived assets, partially offset by $168 million in cash used for capital investments. During the first quarter of 2025, we generated free cash flow of $107 million, which we define as comprising: $105 million in cash flow used in operating activities, $322 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $17 million of proceeds from sale of businesses and long-lived assets, partially offset by $127 million in cash used for capital investments. The increase in the first quarter of 2026 resulted mainly from lower cash flow used in operating activities, as discussed above.

Dividends

We have not paid dividends on our ordinary shares or American Depositary Shares (ADSs) since December 2017.

Commitments

In addition to financing obligations under short-term debt and long-term senior notes and loans, debentures and convertible debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements, collaboration agreements, development funding agreements and participation in joint ventures associated with R&D activities. For further information on these agreements see note 2 to our consolidated financial statements.

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

In connection with certain development, supply and marketing, and research and collaboration or services agreements, we are required to indemnify, in unspecified amounts, the parties to such agreements against third-party claims relating to (i) infringement or violation of intellectual property or other rights of such third-party; or (ii) damages to users of the related products. Except as described in our financial statements, we are not aware of any material pending action that may result in the counterparties to these agreements claiming such indemnification.

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

The following tables present our non-GAAP net income and non-GAAP EPS for the three months ended March 31, 2026 and 2025, as well as reconciliations of each measure to their nearest GAAP equivalents:

	Three months ended March 31,
($ in millions except per share amounts)	2026		2025
Net income (loss) attributable to Teva	($	) 369	214
Increase (decrease) for excluded items:
Amortization of purchased intangible assets		137	145
Legal settlements and loss contingencies(1)		72	83
Impairment of long-lived assets		9	77
Restructuring costs		25	14
Equity compensation		43	34
Contingent consideration		5	11
Loss (gain) on sale of business		(5)	7
Financial expenses		13	14
Other non-GAAP items(2)		17	57
Corresponding tax effects and unusual tax items(3)		(65)	(55)
Non-GAAP net income attributable to Teva	($	) 621	602
Non-GAAP tax rate(4)		17.5%	17.5%
GAAP diluted earnings (loss) per share attributable to Teva	($	) 0.31	0.18
EPS difference(5)		0.21	0.33
Non-GAAP diluted EPS attributable to Teva(5)	($	) 0.53	0.52
Non-GAAP average number of shares (in millions)(5)		1,179	1,159

(1)

For the three months ended March 31, 2026 and 2025, adjustments for legal settlements and loss contingencies primarily consisted of $48 million and $50 million, respectively, related to the provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments).

(2)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, accelerated depreciation, material litigation fees and other unusual events.

(3)

For the three months ended March 31, 2026 and 2025, adjustments for corresponding tax effects and unusual tax items exclusively consisted of the tax impact directly attributable to the pre-tax items that are excluded from non-GAAP net income included in the other adjustments to this table.

(4)

Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above.

(5)	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements, except for: (i) surety underwritten guarantees Teva has provided the European Commission in an amount of euro 462.2 million, together with specified post-decision interest, which remain in force for three years, and which includes substantially similar covenants as our RCF, as disclosed in note 7 to our consolidated financial statements, and (ii) securitization transactions, which are disclosed in note 10f to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Policies

For a summary of our significant accounting policies, see note 1 to our consolidated financial statements and “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

See note 1 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in our assessment of market risk as set forth in Part II, Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

After evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there was no change in Teva’s internal control over financial reporting that materially affected or is reasonably likely to materially affect Teva’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various litigation and other legal proceedings. Information pertaining to legal proceedings can be found in “Item 1 Financial Statements—Note 10 Contingencies” and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2026.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended March 31, 2026. In April 2026, Teva’s Board of Directors instructed management to plan for a share repurchase program that may be implemented, subject to meeting applicable legal requirements. Under applicable Israeli corporate law, a share repurchase is considered a distribution and is subject to the applicable statutory tests and limitations, related to a company’s profits and solvency capabilities. Pursuant to a recent amendment in applicable corporate law regulations, companies whose shares are listed abroad (including dual-listed companies such as Teva), may benefit from certain relief with respect to the procedures to be taken in connection with share repurchases. Decisions regarding any future share repurchases will depend on certain factors, such as market conditions, share price and other opportunities to invest capital for growth in alignment with the Company’s Pivot to Growth strategy, and are s ubj
ect to the approval by Teva’s Board of Directors.

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

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: April 29, 2026	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)