Form 10-Q
period 2026-06-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2026-07-29
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
number
, including area code)
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
of the Act). Yes ☐ No ☒
As of June 30, 2026, the registrant had 1,165,296,084 ordinary shares outstanding.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form
10-Q,
and the reports and documents incorporated by reference in this Quarterly Report on Form
10-Q,
may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. These forward-looking statements include statements concerning our plans, strategies, objectives, future performance and financial and operating targets, and any other information that is not historical information. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “transition” and other words and terms of similar meaning and expression in connection with any discussion of future operating, financial performance or development. Important factors that could cause or contribute to such differences include risks relating to:

•
our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; competition faced by our generic medicines from other pharmaceutical companies and changes in regulatory policy that may result in costs and delays; delays in launches of new generic products; our ability to develop and commercialize additional pharmaceutical products in a timely manner; intense competition for our innovative medicines; our ability to achieve expected results from investments in our product pipeline; our ability to successfully execute on our Pivot to Growth strategy, including to expand our innovative and biosimilar medicines pipeline and to profitably commercialize our innovative medicines and biosimilar portfolio, whether organically or through business development, to sustain and focus our portfolio of generic medicines, and to execute on our organizational transformation and to achieve expected cost savings; and the effectiveness of our patents and other measures to protect our intellectual property rights;

•
our significant indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments; and our potential need to raise additional funds in the future, which may not be available on acceptable terms or at all;

•
our business and operations in general, including: the impact of global economic conditions and other macroeconomic developments and the governmental and societal responses thereto, and our exposure to changes in international trade policies, including the imposition of tariffs in the jurisdictions in which we operate, and any effects of such developments on sales of our products and the pricing and availability of raw materials; effectiveness of our optimization efforts; significant disruptions of information technology systems, including cybersecurity attacks, as well as risks and uncertainties related to the adoption of artificial intelligence technologies, and breaches of our data security; interruptions in our supply chain or problems with internal or third party manufacturing; challenges associated with conducting business globally, including political or economic instability, prolonged government shutdowns, widespread outbreaks of major diseases and major hostilities or acts of terrorism, ongoing global conflicts, including in the Middle East and the war involving Iran and the war between Russia and Ukraine; our ability to attract, hire, integrate and retain highly skilled personnel; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and/or integrate acquisitions successfully and cost-effectively; and our prospects and opportunities for growth if we sell or plan to sell assets or business units and close or divest plants and facilities, as well as our ability to successfully and cost-effectively effectuate and consummate such sales and divestitures, including our planned divestiture of our API business;

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

•
compliance, regulatory and litigation matters, including: failure to comply with complex legal and regulatory requirements, the effects of regulatory uncertainty and changes and the results of increased regulatory oversight, including expenditures required to ensure compliance with research, production and quality control regulations and remedial actions taken to address product issues, such as delayed product launches, product recalls, and facility shutdowns; the effects of governmental, regulatory and civil proceedings and litigation which we are, or in the future become, party to; the effects of reforms in healthcare regulation and related reductions in pharmaceutical pricing, reimbursement and coverage, including as a result of the One Big Beautiful Bill signed into law in the U.S. in July 2025 (“OBBBA”), which will likely reduce the number of insured in Medicaid and Health Insurance Exchange markets, potentially altering utilization patterns and shifting negotiating leverage among payors, U.S. Executive Orders issued in April and May 2025 intended to reduce the prices paid for prescription medicines, including most-favored-nation pricing and related regulatory efforts; legal and regulatory actions in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan
®
(naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; significant product liability claims; claims brought by regulatory agencies; failure to comply with complex Medicare, Medicaid and other governmental programs’ reporting and payment obligations; compliance with sanctions and trade control laws; environmental risks and changes in governmental, investor and societal responses to climate change and sustainability related issues;

•
financial, economic and other risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; impairments of our long-lived assets; potential significant increases in tax liabilities; the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business; the impact of any failure to maintain effective internal control over our financial reporting; and our ability to successfully implement the process for terminating our American Depository Share (“ADS”) program and directly listing our ordinary shares in lieu of the ADSs and to achieve our aims as a result of such process, as described in Part II, Item 5 of this Quarterly Report on Form
10-Q;

and other factors discussed in this Quarterly Report on Form
10-Q
and in our Annual Report on Form
10-K
for the year ended December 31, 2025, including in the sections captioned “Risk Factors” and “Other Information.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,655	$3,556
Accounts receivables, net of allowance for credit losses of $75 million and $81 million as of June 30, 2026 and December 31, 2025, respectively	3,493	3,709
Inventories	3,221	3,179
Prepaid expenses	1,034	1,122
Other current assets	563	539
Assets held for sale	1,794	1,842

Total current assets	13,760	13,946
Deferred income taxes	2,162	2,191
Other non-current assets	387	405
Property, plant and equipment, net	3,928	4,080
Operating lease right-of-use assets, net	333	345
Identifiable intangible assets, net	3,447	3,781
Goodwill	15,839	16,000

Total assets	$39,857	$40,748

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,500	$1,820
Sales reserves and allowances	3,899	4,143
Accounts payables	2,721	2,531
Employee-related obligations	488	739
Accrued expenses	2,738	2,687
Other current liabilities	987	1,182
Liabilities held for sale	313	354

Total current liabilities	15,646	13,456
Long-term liabilities:
Deferred income taxes	289	296
Other taxes and long-term liabilities	3,791	3,808
Senior notes and loans	12,092	14,986
Operating lease liabilities	282	288

Total long-term liabilities	16,454	19,379

Commitments and contingencies , see note 10
Total liabilities	32,100	32,834

Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; June 30, 2026 and December 31, 2025: authorized 2,495 million shares; issued 1,271 million shares and 1,257 million shares, respectively .	59	58
Additional paid-in capital	28,256	28,133
Accumulated deficit	(13,969)	(13,762)
Accumulated other comprehensive loss	(2,465)	(2,391)
Treasury shares as of June 30, 2026 and December 31, 2025: 106 million ordinary shares and 107 million ordinary shares, respectively .	(4,128)	(4,128)

	7,753	7,910

Non-controlling interests	4	4

Total equity	7,757	7,914

Total liabilities and equity	$39,857	$40,748

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenues	$4,142	$4,176	$8,124	$8,067
Cost of sales	1,989	2,074	4,000	4,088

Gross profit	2,153	2,102	4,124	3,979
Research and development expenses	970	244	1,191	490
Selling and marketing expenses	717	654	1,413	1,276
General and administrative expenses	317	305	621	603
Intangible assets impairments	22	42	30	163
Other assets impairments, restructuring and other items	147	232	173	210
Legal settlements and loss contingencies	230	166	303	252
Other loss (income)	(19)	4	(28)	9

Operating income (loss)	(231)	455	421	975
Financial expenses, net	224	252	440	477

Income (loss) before income taxes	(455)	203	(18)	497
Income taxes (benefit)	121	(78)	188	(4)
Share in (profits) losses of associated companies, net	*	(1)	1	(1)

Net income (loss)	(575)	283	(206)	503
Net income (loss) attributable to redeemable and non-redeemable non-controlling interests	*	*	*	6

Net income (loss) attributable to Teva	(576)	282	(207)	497

Earnings (loss) per share attributable to ordinary shareholders:
Basic	$(0.49)	$0.25	$(0.18)	$0.43

Diluted	$(0.49)	$0.24	$(0.18)	$0.43

Weighted average number of shares (in millions):
Basic	1,165	1,147	1,160	1,142

Diluted	1,165	1,161	1,160	1,159

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(575)	$283	$(206)	$503
Other comprehensive income (loss), net of tax:
Currency translation adjustment	50	227	(71)	721
Unrealized gain (loss) from derivative financial instruments, net	(2)	17	(2)	24
Unrealized loss on defined benefit plans	(1)	—	(1)	(1)

Total other comprehensive income (loss)	47	244	(74)	744

Total comprehensive income (loss)	(528)	527	(280)	1,247
Comprehensive income (loss) attributable to redeemable and non-redeemable non-controlling interests	*	*	*	33

Comprehensive income (loss) attributable to Teva	$(528)	$527	$(280)	$1,214

*	Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2026	1,271	59	28,203	(13,394)	(2,512)	(4,128)	8,228	4	8,232
Net Income (loss)				(576)			(576)	*	(575)
Other comprehensive income (loss)					47		47	*	47
Stock-based compensation expense			40				40		40
Proceeds from exercise of options			13				13		13

Balance at June 30, 2026	1,271	$59	$28,256	$(13,969)	$(2,465)	$(4,128)	$7,753	$4	$7,757

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2025	1,256	58	28,133	(13,762)	(2,391)	(4,128)	7,910	4	7,914
Net Income (loss)				(207)			(207)	*	(206)
Other comprehensive income (loss)					(74)		(74)	*	(74)
Issuance of Shares	15	*	*
Stock-based compensation expense			83				83		83
Proceeds from exercise of options			39				39		39

Balance at June 30, 2026	1,271	$59	$28,256	$(13,969)	$(2,465)	$(4,128)	$7,753	$4	$7,757

*	Represents an amount less than $0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at March 31, 2025	1,253	58	27,965	(14,958)	(2,675)	(4,128)	6,262	7	6,269
Net Income (loss)				282			282	*	283
Other comprehensive income (loss)					244		244	*	244
Stock-based compensation expense			38				38		38

Balance at June 30, 2025	1,253	$58	$28,003	$(14,676)	$(2,431)	$(4,128)	$6,827	$7	$6,834

*	Represents an amount less than $ 0.5 million.

	Teva shareholders’ equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Treasury shares	Total Teva shareholders’ equity	Non- controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2024	1,240	58	27,764	(15,173)	(3,148)	(4,128)	5,373	7	5,380
Net Income (loss)				497			497	*	497
Other comprehensive income (loss)					717		717	*	717
Issuance of Shares	13	*	*
Proceeds from exercise of options			3				3		3
Stock-based compensation expense			72				72		72
Purchase of shares from non-controlling interests**			165				165		165

Balance at June 30, 2025	1,253	$58	$28,003	$(14,676)	$(2,431)	$(4,128)	$6,827	$7	$6,834

*	Represents an amount less than $0.5 million.
**	In connection with the sale of Teva’s business venture in Japan.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating activities:
Net income (loss)	$(575)	283	$(206)	503
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	241	251	480	494
Impairment of long-lived assets and assets held for sale	113	99	122	177
Acquired IPR&D related to Emalex Biosciences, see note 2	724	—	724	—
Net change in operating assets and liabilities	(164)	(336)	(780)	(1,035)
Deferred income taxes – net and uncertain tax positions	25	(211)	3	(183)
Stock-based compensation	40	38	83	72
Other items	19	105	(36)	94
Net loss (gain) from sale of business and long-lived assets	(12)	(2)	(20)	—

Net cash provided by (used in) operating activities	411	227	371	122

Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	311	336	665	658
Purchases of property, plant and equipment and intangible assets	(104)	(96)	(273)	(223)
Proceeds from sale of business and long-lived assets, net	4	9	46	26
Purchase of Emalex Biosciences outstanding shares, see note 2	(696)	—	(696)	—
Purchases of investments and other assets .	(1)	(16)	(1)	(27)
Other investing activities	(4)	3	(3)	3

Net cash provided by (used in) investing activities	(491)	236	(263)	437

Financing activities:
Repayment of senior notes and loans and other long-term liabilities	—	(2,300)	(23)	(3,668)
Repayment of convertible debentures	—	2,305	—	2,305
Purchase of shares from redeemable and non-redeemable non-controlling interests	—	—	—	(38)
Dividends paid to redeemable and non-redeemable non-controlling interests	—	—	—	(340)
Other financing activities	(1)	1	35	3

Net cash provided by (used in) financing activities	(1)	6	12	(1,738)

Effect of exchange rate changes on cash and cash equivalents	(5)	(5)	(22)	40

Net change in cash and cash equivalents	(86)	464	99	(1,139)
Balance of cash and cash equivalents at beginning of period	3,741	1,697	3,556	3,300

Balance of cash and cash equivalents at end of period	$3,655	2,161	$3,655	2,161

Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$295	329	$606	641

Net change in operating assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Other assets	$(278)	$(470)	$(578)	$(746)
Trade payables, accrued expenses, employee-related obligations and other liabilities	82	84	(63)	45
Trade receivables net of sales reserves and allowances	91	111	13	(153)
Inventories	(59)	(61)	(152)	(181)

	$(164)	$(336)	$(780)	$(1,035)

Note 1 – Basis of presentation:
a. Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary for a fair statement of the financial position and results of operations of Teva. The information included in this Quarterly Report on Form
10-Q
should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”). The year-end
balance sheet data was derived from the audited consolidated financial statements as of December 31, 2025, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included in this Quarterly Report on Form
10-Q.
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
In preparing the Company’s consolidated financial statements, management also considered the impact of geopolitical conflicts and developments in the Middle East, including the war involving Iran, and in Russia and Ukraine. Given Teva’s global operations, including personnel and several manufacturing and R&D facilities in Israel, as well as its exposure to international markets, continued instability in the region could adversely impact Teva’s business operations and financial condition. During the three and six months ended June 30, 2026, the impact of these conflicts on Teva’s results of operation and financial condition continued to be immaterial.
Teva’s results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of results that could be expected for the entire fiscal year.
Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding. All percentages have been calculated using unrounded amounts.
b. Significant accounting policies
Recently adopted accounting pronouncements
None.
Recently issued accounting pronouncements, not yet adopted
In May 2026, the FASB issued ASU
2026-02,
Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes new guidance for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-10 permits an entity to apply the new guidance using a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company does not expect ASU 2025-10 to have a material impact on its consolidated financial statements.
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
2025-01
to clarify the effective date of ASU
2024-03.
ASU
2024-03
is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU; or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.
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

NOTE 2 – Certain transactions:
The Company has entered into asset acquisitions, alliances and other arrangements with third parties to acquire rights to products it does not have, to access markets it does not operate in and to otherwise share development costs or business risks. The Company’s most significant agreements of this nature are summarized below.
a. Acquisitions
Emalex Biosciences
In April 2026, Teva entered into a definitive agreement to acquire all outstanding shares of Emalex Biosciences (“Emalex”), including its primary asset, ecopipam (EBS-101), which has completed Phase 3 for the treatment of Tourette syndrome in a pediatric population. On June 10, 2026, Teva completed the acquisition of Emalex, and paid approximately $
700
million to Emalex’s former shareholders. Emalex’s former shareholders and other third parties may be eligible to receive additional milestone payments of up to $
200 million, and $125
million, respectively, as well as royalties on global net-sales of ecopipam (EBS-101), upon commercialization and subject to regulatory approval. On June 18, 2026, Teva submitted a New Drug Application (“NDA”) to the FDA for ecopipam (EBS-101), supported by results from the Phase 3 trial.
The acquisition was accounted for as an ‘asset acquisition’ as it did not meet the definition of a ‘business,’ since substantially all of the fair value of the gross assets acquired was concentrated in an IPR&D asset, under ASC 805, Business Combinations. The total consideration was allocated based on the relative fair values of the assets acquired and liabilities assumed, and no goodwill or contingent consideration was recognized. Such contingent consideration payments will be recognized once they become probable and reasonably estimable. In accordance with ASC 730, since the IPR&D asset had no alternative future use in its acquired form, the Company recorded it as a research and development expense. The fair value of acquired IPR&D was determined primarily using the income approach, which requires a forecast of all of the expected future cash flows. A discount rate of

8.75
% was applied to the projected cash flows.
The following table summarizes the total consideration transferred and allocation of consideration transferred to the assets acquired, liabilities assumed and acquired IPR&D expense as of the acquisition date:

(U.S. $ in millions)
Cash consideration for outstanding shares, net of working capital adjustments	$696
Transaction costs	8

Total consideration allocated	704

Other current assets	2
Deferred income taxes	134
Valuation allowance	(134)
Accrued expenses	$(18)
Other liabilities	(4)

Total identifiable assets and liabilities acquired	(20)

Acquired IPR&D	724

Total consideration allocated	$704

b. Other significant agreements
Polpharma
In December 2025, Teva entered into an agreement with Polpharma Biologics International AG (“Polpharma”), which became effective in June 2026, for the commercialization of the intravenous and subcutaneous formulations of Polpharma’s proposed biosimilar to Ocrevus
®
 (ocrelizumab). Under the terms of the agreement, Polpharma retains full responsibility for the development and manufacturing of the biosimilar candidate. Teva will be responsible for regulatory submissions and, upon approval, commercialization of both formulations in the United States, Europe, Brazil, Canada, Australia, New Zealand, Israel and Turkey. In the second quarter of 2026, Teva recognized an upfront payment in the amount of
 $

million as R&D expenses, which was paid in July 2026. Polpharma may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to
$
107
million. Teva and Polpharma will share revenue from the commercialization of this biosimilar.

1
4

Blackstone Life Sciences
On March 3, 2026, Teva entered into a funding agreement with Blackstone Life Sciences (“Blackstone”) to support the
development of Teva’s duvakitug (anti-TL1A,
TEV-’574).
Under the agreement, Blackstone will provide Teva up to $400 million to fund ongoing and future development costs for duvakitug, spread over four years. In exchange, and subject to regulatory approval, Teva will pay Blackstone a milestone payment in an amount approximately equal to the total funding provided by Blackstone, in addition to commercial milestones and royalties upon commercialization. During each of the first and second quarters of 2026, Teva recognized $30 million as reimbursement for R&D expenses incurred in connection with this agreement.
mAbxience
In April 2024, Teva announced it entered into a strategic licensing agreement with mAbxience for
TEV-’316,
a biosimilar candidate currently in development for the treatment of multiple oncology indications. Under the terms of the licensing agreement, mAbxience will develop and produce the biosimilar product and Teva will lead the regulatory processes and commercialization in multiple global markets, including Europe and the U.S. In September 2024, Teva and mAbxience entered into an amendment to the licensing agreement whereby, similar to the initial licensing agreement, mAbxience will lead the development and production of
TEV-’333,
an
anti-PD-1
oncology biosimilar candidate and Teva will manage submissions for regulatory approvals and oversee commercialization in the designated markets.
In 2024, Teva paid mAbxience upfront and milestone payments of $20 million under the initial agreement, and $15 million under the amendment to the licensing agreement, which were recorded as R&D expenses. In 2025, Teva paid milestone payments in the amount of $29 million, which were recorded as R&D expenses. During the second quarter of 2026, Teva recognized a milestone payment of $5 million as R&D expenses, which was
paid in

J
uly
2026. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $286 million.
Launch Therapeutics and Abingworth
On March 28, 2024, Teva and Launch Therapeutics, Inc. (“Launch Therapeutics”) entered into a clinical collaboration agreement to further accelerate the clinical research program of Teva’s Dual-Action Asthma Rescue Inhaler (“DARI”)
(ICS-SABA;
TEV-’248).
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
sales. In January 2026, Teva and Abingworth signed an amendment to the development funding agreement to increase the total development funding by an additional $50 million. During 2025 and 2024, Teva recognized
$98 million and $42 million, respectively, as reimbursement for R&D expenses incurred in connection with this agreement. During each of the first and second quarters of 2026, Teva recognized $30 million as reimbursement for R&D expenses incurred in connection with this agreement. Collectively, these reimbursements amounted to the total funding by Abingworth of $200 million.
Biolojic Design
On November 26, 2023, Teva entered into a license agreement with Biolojic Design Ltd. (“Biolojic”), pursuant to which Teva received exclusive rights to develop, manufacture and globally commercialize BD9
(TEV-’325)
multibody with potential indications including asthma and atopic dermatitis. In exchange, Teva paid an upfront payment of
 $10 million in 2024. During 2025, Teva paid a milestone payment of $5 million, which was recorded as R&D expenses. During the first quarter of 2026, Teva recognized a milestone payment of $5 million as R&D expenses, which was paid in the second quarter of 2026. In the second quarter of 2025, investigational new drug (IND)-enabling studies of BD9
(TEV-’325)
were initiated for this program. Biolojic may be eligible to receive additional development and commercial milestone payments of approximately
 $500 million, over the next several years, based on the achievement of certain pre-clinical,
clinical and regulatory milestones, with the majority of payments based on future sales achievements.

1
5

Royalty Pharma
(TEV-’749)
On November 9, 2023, Teva entered into a funding agreement with Royalty Pharma plc. (“Royalty Pharma”) to further accelerate the clinical research program for Teva’s olanzapine LAI
(TEV-’749).
Under the terms of the funding agreement, Royalty Pharma will provide Teva up to $100 million to fund ongoing development costs for olanzapine LAI
(TEV-’749).
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
based on the results from the Phase 3 trial, which was accepted by the FDA in February 2026. In May 2026, the European Medicines Agency (“EMA”) accepted Teva’s Marketing Authorization Application (“MAA”) for olanzapine LAI
(TEV-’749)
.
Royalty Pharma
(TEV-’408)
On January 11, 2026, Teva entered into another funding agreement with Royalty Pharma to further accelerate the clinical research program for Teva’s anti-IL-15
antibody
(TEV-’408),
which is currently developed for the treatment of vitiligo and Celiac disease. Under the terms of the agreement, Royalty Pharma will provide Teva up to

$
500
 million to fund ongoing development costs for
TEV-’408.
This is comprised of two components: (i) based on Phase 1b results of
TEV-’408
in vitiligo, Royalty Pharma will provide Teva with $
75
 million as R&D funding; and (ii) based on the future results from Phase 2b in vitiligo, which is expected to begin in the fourth quarter of 2026, Royalty Pharma will have an option to provide an additional $
425
 million. In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment of
100%-130%
of the amount actually funded by Royalty Pharma, subject to certain conditions, in addition to royalties upon commercialization of the product. On July 7, 2026, Teva announced its plans to advance
TEV-’408
into a Phase 2b study in vitiligo, following encouraging results from the
Phase 1b open-label study in adults with active or stable
non-segmental
vitiligo. During the second quarter of 2026, Teva recognized $

 million as reimbursement for R&D expenses incurred in connection with this agreement.
Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop
and
co-
commercialize Teva’s duvakitug (anti-TL1A,
TEV-’574),
a novel anti-TL1A medicine for the potential treatment of Crohn’s disease and ulcerative colitis, two types of inflammatory bowel disease. Under the terms of the collaboration agreement, in partial consideration of the licenses granted to Sanofi, Teva received an upfront payment of $500 million in the fourth quarter of 2023, which was recognized as revenue. In October 2025, Sanofi and Teva initiated Phase 3 studies for duvakitug for Crohn’s disease and ulcerative colitis. Consequently, in the fourth quarter of 2025, Teva received two development milestone payments of $250 million for each indication, which were recognized as revenue. Additionally, Teva may receive up to $500 million in development and launch milestones. Under the terms of the collaboration agreement, each company equally shares the remaining development costs globally and profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi leads the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world. Studies for two additional indications, hidradenitis suppurativa (HS) and fibrostenotic Crohn’s Disease (FSCD), are expected to be initiated in 2026.
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

1
6

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
Teva made upfront and milestone payments in an aggregate amount of $154 million between 2020 and the second quarter of 2026, including a milestone payment of $20 million which was recognized in the fourth quarter of 2025 and paid during the first quarter of 2026. Additional development and commercial milestone payments of up to approximately $320 million, in addition to royalty and milestone payments related to the amendment of the collaboration agreement entered into in July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share revenue from the commercialization of these biosimilars.
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
®
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
®
(golimumab), and in February 2025, the FDA accepted for review the BLA for Alvotech’s proposed biosimilar to Eylea
®
(aflibercept). On June 4, 2026, Alvotech announced the resubmission to the FDA of BLAs for Alvotech’s proposed biosimilars to Simponi
®
and Simponi Aria
®
(golimumab) and to Eylea
®
(aflibercept), following the complete response letters (CRL) received in the fourth quarter of 2025. On June 8, 2026, Alvotech announced that the FDA accepted for review the BLA for its proposed biosimilar to Entyvio
®
(vedolizumab). On December 19, 2025, Alvotech and Teva announced that they have reached a settlement and license agreement with Regeneron Pharmaceuticals Inc., concerning the launch of Alvotech’s proposed biosimilar to Eylea
®
(aflibercept) in the United States, granting it a license entry date in the fourth quarter of 2026, or earlier, under certain circumstances.
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
based on the results from the Phase 3 trial, which was accepted by the FDA in February 2026. In May 2026, the EMA accepted Teva’s MAA for olanzapine LAI
(TEV-‘749).
MedinCell may be eligible for additional development and commercial milestones of up to

$
112

million, as well as royalties on sales of olanzapine LAI
(TEV-’749).

Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of June 30, 2026 and December 31, 2025, mainly included Teva’s API business.
On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy, and Teva is conducting a sales process for this matter. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or whether a divestiture will be completed at all.
In connection with this classification, Teva recorded expenses of

$

million in other assets impairments, restructuring and other items in the first six months of 2026. In 2025, Teva recorded expenses of
$
8

million in other assets impairments, restructuring and other items. See note 12.
On March 31, 2025, Teva divested its business venture in Japan, for which Teva recorded a marginal gain in the first quarter of 2025.
Teva has elected the accounting policy to include the currency translation adjustment related to the disposal group as part of the asset carrying amount.
The Company has determined that the intended divestiture of its API business does not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore it did not meet the criteria for discontinued operations classification.
The table below summarizes all of Teva’s assets and liabilities included as held for sale as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(U.S. $ in millions)
Accounts receivables	$64	86
Inventories	534	$506
Property, plant and equipment, net	1,027	1,020
Identifiable intangible assets, net	19	29
Goodwill	207	213
Other current assets	59	87
Other non-current assets	184	184
Expected loss on sale*	(300)	(283)

Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$1,794	$1,842

Accounts payables	(247)	(261)
Other current liabilities	(5)	(16)
Other non-current liabilities	(61)	(77)
Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(313)	$(354)

*	Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.

1
8

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

	Three months ended June 30, 2026
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	1,704	1,253	527	118	3,602
Licensing arrangements	17	13	7	§	37
Distribution	—	§	20	413	433
Other	(19)	(3)	(3)	95	70

	$1,702	$1,263	$550	$627	$4,142

§	Represents an amount less than $0.5 million.

	Three months ended June 30, 2025
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	1,755	1,275	469	136	3,636
Licensing arrangements	29	9	9	(1)	46
Distribution	—	§	12	365	377
Other	2	13	5	98	117

	$1,786	$1,298	$495	$597	$4,176

§	Represents an amount less than $0.5 million.

	Six months ended June 30, 2026
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	3,197	2,565	1,003	227	6,991
Licensing arrangements	39	23	15	§	77
Distribution	—	§	38	792	830
Other	1	15	18	192	226

	$3,236	$2,603	$1,074	$1,211	$8,124

§	Represents an amount less than $0.5 million.

1
9

	Six months ended June 30, 2025
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	3,270	2,473	1,023	265	7,031
Licensing arrangements	50	16	16	§	82
Distribution	—	§	22	738	760
Other	2	2	17	173	194

	$3,322	$2,492	$1,077	$1,176	$8,067

§	Represents an amount less than $0.5 million.
Variable consideration
Variable consideration mainly includes sales reserves and allowances
(“SR&A”), comprised of rebates (including Medicaid and other governmental program discounts), chargebacks, returns and other promotional (in cluding shelf stock adjustments) items. Provisions for prompt payment discounts are netted against accounts receivables.
The Company recognizes these provisions
at
the time of sale and adjusts them if the actual amounts differ from the estimated provisions.
SR&A to U.
S. customers comprised approximately 69% of the Company’s total SR&A as of June 30, 2026, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the six months ended June 30, 2026 and 2025 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2026	$63	$1,954	$701	$937	$445	$106	$4,143	$4,206
Provisions related to sales made in current year period	186	2,387	596	3,877	130	71	7,061	7,247
Provisions related to sales made in prior periods	—	(47)	(54)	(10)	(12)	(5)	(128)	(128)
Credits and payments	(190)	(2,475)	(566)	(3,897)	(153)	(59)	(7,150)	(7,340)
Translation differences	—	(19)	(2)	(4)	(1)	(1)	(27)	(27)

Balance at June 30, 2026	$59	$1,800	$675	$903	$409	$112	$3,899	$3,958

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2025	$56	$1,674	$561	$936	$399	$108	$3,678	$3,734
Provisions related to sales made in current year period	203	2,520	486	4,034	143	73	7,256	7,459
Provisions related to sales made in prior periods	—	(46)	30	(28)	(1)	(7)	(52)	(52)
Credits and payments	(194)	(2,363)	(468)	(3,962)	(112)	(48)	(6,953)	(7,147)
Translation differences	—	64	17	18	5	17	121	121

Balance at June 30, 2025	$65	$1,849	$626	$998	$434	$143	$4,050	$4,115

2
1

NOTE 4 – Inventories:
Inventories, net of reserves, consisted of the following:

	June 30,	December 31,
	2026	2025
	(U.S. $ in millions)
Finished products	$1,843	$1,904
Raw and packaging materials	751	745
Products in process	423	364
Materials in transit and payments on account	204	166

	$3,221	$3,179

NOTE 5 – Identifiable intangible assets:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025	2026	2025
	(U.S. $ in millions)
Product rights	$16,140	$16,308	$13,120	$12,990	$3,020	$3,318
Trade names	591	597	356	340	235	257
In process research and development	192	206	—	—	192	206

Total	$16,923	$17,111	$13,476	$13,330	$3,447	$3,781

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 7 years.
Amortization of intangible assets was $139 million and $148 million in the three months ended June 30, 2026 and 2025, respectively.
Amortization of intangible assets was $276 million and $292 million in the six months ended June 30, 2026 and 2025, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets
for the three months ended June 30, 2026 and 2025 were $22 million and $42 million, respectively, primarily consisted of identifiable product rights, mainly related to updated market assumptions regarding price and volume of products mainly in Europe and in the U.S.

Impairments of long-lived intangible assets for the six months ended June 30, 2026 and 2025 were $
30
 million and $
163
 million, respectively.
Impairments in the first six months of 2026 primarily consisted of identifiable product rights of $29 million, mainly related to updated market assumptions regarding price and volume of products mainly in Europe and in the U.S.
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

The fair value measurement of the impaired intangible assets in the six months ended June 30, 2026, is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged between 7.5% to 11.25%. A probability of success factor of 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

NOTE 6 – Goodwill:
Changes in the carrying amount of goodwill for the period ended June 30, 2026, were as follows:

	United States	Europe	International Markets	Other Activities	Total
	(U.S. $ in millions)
Balance as of December 31, 2025 (1)	$5,732	$8,812	$1,166	$292	$16,000
Goodwill allocation related to the shift of Anda to Other Activities	(184)			184

Balance as of January 1, 2026	$5,548	$8,812	$1,166	$476	$16,000

Other changes during the period:
Translation differences and other	—	(184)	36	(13)	(161)

Balance as of June 30, 2026 (1)	$5,548	$8,628	$1,202	$463	$15,839

(1)	Cumulative goodwill impairment as of June 30, 2026 and December 31, 2025, was approximately $29.6 billion in both periods.
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
As further discussed in note 15, commencing January 1, 2026, Anda is reported as part of Teva’s Other Activities and not as part of Teva’s United States segment. As a result, Teva aligned its segment reporting and its reporting units in accordance with this change, and reallocated its goodwill to the adjusted reporting units using a relative fair value allocation. In conjunction with the goodwill reallocation, in the first quarter of 2026, Teva performed a goodwill impairment test for the balances in its adjusted United States and Anda’s reporting units and concluded that the fair value of each reporting unit was in excess of its carrying value.
ASC 350, intangibles–Goodwill and Other, outlines the methodology used to determine if goodwill has been impa ir
ed and to measure any loss resulting from impairment. Goodwill is tested for impairment on an annual basis in the second quarter of the fiscal year, or more frequently, if indicators of impairment exist. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is below its carrying amount (commonly known as “step zero”). If the qualitative assessment indicates it is more likely than not that the fair value of any of the reporting units is below its carrying amount, then a quantitative impairment test is required (commonly known as “step one”).
When a quantitative impairment test is performed, Teva determines the fair value of its reporting units using the income approach. The income approach is a forward-looking approach for estimating fair value. Within the income approach, the method used is the discounted cash flow method. Teva begins with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. Cash flow projections are based on Teva’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital (“WACC”), adjusted for the relevant risk associated with country-specific and business-specific characteristics.
During the second quarter of 2026, the Company performed its annual qualitative assessment impairment test and determined it was not more likely than not that the fair value of any of its reporting units was below its carrying amount as of June 30, 2026, therefore, no quantitative assessment was performed.

2
4

NOTE 7 —Debt obligations:

a.	Short-term debt:

	Weighted average interest rate as of December 31, 2025	Maturity	June 30, 2026	December 31, 2025
			(U.S. $ in millions)
Convertible debentures (1)	0.25%	2026	$—	$23
Current maturities of long-term liabilities			4,500	1,798

Total short-term debt			$4,500	$1,820

(1)	In February 2026, Teva repaid $23 million of the 0.25% convertible senior debentures at maturity.

b.	Long-term debt:

	Interest rate as of June 30, 2026	Maturity	June 30, 2026	December 31, 2025
			(U.S. $ in millions)
Senior notes USD 3,500 million	3.15%	2026	1,798	1,798
Senior notes EUR 700 million	1.88%	2027	798	823
Sustainability-linked senior notes USD 1,000 million (1)	4.75%	2027	649	649
Sustainability-linked senior notes EUR 1,100 million (1)	3.75%	2027	1,255	1,292
Senior notes USD 1,250 million	6.75%	2028	1,250	1,250
Senior notes EUR 750 million	1.63%	2028	856	880
Sustainability-linked senior notes USD 1,000 million (1)	5.13%	2029	1,000	1,000
Sustainability-linked senior notes USD 600 million (1)	7.88%	2029	398	398
Sustainability-linked senior notes EUR 800 million (1)	7.38%	2029	758	779
Sustainability-linked senior notes EUR 1,500 million (1)	4.38%	2030	1,714	1,762
Senior notes USD 700 million	5.75%	2030	696	696
Sustainability-linked senior notes USD 500 million (1)	8.13%	2031	500	500
Sustainability-linked senior notes EUR 500 million (1)	7.88%	2031	572	587
Senior notes EUR 1,000 million	4.13%	2031	1,138	1,168
Senior notes USD 500 million	6.00%	2032	496	496
Senior notes USD 789 million	6.15%	2036	784	784
Senior notes USD 2,000 million	4.10%	2046	1,988	1,988

Total senior notes			16,650	16,850
Less current maturities			(4,500)	(1,798)
Less debt issuance costs			(58)	(66)

Total senior notes and loans			$12,092	$14,986

(1)
The Company achieved all sustainability performance targets applicable to its sustainability-linked senior notes by the respective target dates. Therefore, no one-time
premium or increased interest rate payments will become payable in respect of these notes.

Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
As of June 30, 2026,
57
% of Teva’s debt was denominated in U.S. dollars, with the remainder denominated in euros.
Teva’s principal sources of short-term liquidity are its cash on hand, existing cash investments, liquid securities and available credit facilities, primarily its $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, as most recently amended in December 2025 (“RCF”).
In April 2024, one of the two extension options of the RCF was exercised, and the RCF maturity date was extended from its initial maturity date of April 2026 to April 2027.

On December 10, 2025, the terms of the RCF were amended to extend the April 2027 maturity to April 2028, using the second extension option, and to update the Company’s maximum permitted leverage ratio under the RCF for certain periods. Under the terms of the RCF, as amended, the Company’s leverage ratio shall not exceed
4.25x. The RCF contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios. The RCF permits the Company to increase the maximum leverage ratio if it consummates or commences certain material transactions.
Pursuant to the terms of the RCF, as amended, the applicable margin used to calculate the interest rate under the RCF is linked to one sustainability performance target, the number of new regulatory submissions in low and middle-income countries. Proceeds from borrowings under the RCF can be used for general corporate purposes, including repaying existing debt. As of June 30, 2026, and as of the date of this Quarterly Report on Form
10-Q,
no amounts were outstanding under the RCF. Based on current and forecasted results, the Company expects that it will not exceed the financial covenant thresholds set forth in the RCF within one year from the date the financial statements are issued.
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
2026
, approximately
47
% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
The Company enters into forward exchange contracts and purchases and writes options in order to hedge the currency exposure on balance sheet items, revenues and expenses. In addition, the Company takes measures to reduce its exposure by using natural hedging. The Company also acts to offset risks in opposite directions among the subsidiaries within Teva. The currency hedged items are usually denominated in the following main currencies: euro, Swiss franc, British pound, Russian ruble, Canadian dollar, Polish złoty, Japanese yen, new Israeli shekel and Indian rupee. Depending on market conditions, foreign currency risk is also managed through the use of foreign currency debt.
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
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of June 30, 2026, all outstanding senior notes and sustainability-linked senior notes bear a fixed interest rate.

c.	Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value		Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Reported under	(U.S. $ in millions)		(U.S. $ in millions)
Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$99	$86
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(60)	(38)
Other non-current liabilities:
Cross-currency interest rate swap-cash flow hedge (1)	(20)	(19)	—	—
The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended,		Three months ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$224	$252	$47	$244
Cross-currency interest rate swap - cash flow hedge (1)	(9)	17	7	1

	Financial expenses, net		Other comprehensive income (loss)
	Six months ended,		Six months ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$440	$477	$(74)	$744
Cross-currency interest rate swap - cash flow hedge (1)	(19)	17	8	1

2
7

The table below provides information regarding the location and amount of pre-tax
(gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended,		Three months ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$224	$252	$(4,142)	$(4,176)
Option and forward contracts (2)	(31)	(58)	—	—
Option and forward contracts economic hedge (3)	—	—	8	32

	Financial expenses, net		Net revenues
	Six months ended,		Six months ended,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$440	$477	$(8,124)	$(8,067)
Option and forward contracts (2)	(19)	4	—	—
Option and forward contracts economic hedge (3)	—	—	(3)	60

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
Forward-starting interest rate swaps and treasury lock agreements
In 20
15, Teva entered into forward-starting interest rate swaps and treasury lock agreements to protect the Company from interest rate fluctuations in connection with a future debt issuance the Company was planning. These forward-starting interest rate swaps and treasury lock agreements were terminated in July 2016 upon the debt issuance. Termination of these transactions resulted in a loss position of $493 million, which was recorded as other comprehensive income (loss) and is amortized under financial expenses, net over the life of the debt.
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $5 million and $17 million were recognized under financial expenses, net, for the
three months ended June 30, 2026 and 2025, and losses of $10 million and $24 million were recognized under financial expenses, net for each of the six months ended June 30, 202
6
and 202
5
, respectively.

e.	Securitization:
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year term
. The AR Facility initially provided for purchases of accounts receivable by PNC in an amount of up to $
1
 billion was later adjusted through amendments to reflect changes in receivables purchaser participation and commitment amounts totaling up to $
950
 million. In November 2025, the AR facility was extended for an additional three-year term. The commitment amount remained $
950
 million.
The outstanding amount of receivables sold to the receivables purchasers and derecognized by the SPV, as of June 30, 2026 and December 31, 2025, was $854 million and $794 million, respectively. In addition to the accounts receivables sold, as of June 30, 2026 and December 31, 2025, an amount of $594 million and $799 million of the SPV’s accounts receivables was pledged by the SPV as a seller guarantee, and is included under “Accounts receivables, net,” in the Consolidated Balance Sheet.

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
The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance programs. Substantially all outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the outstanding accounts payables to suppliers
participating in these supplier finance programs were $257 million and $225 million, respectively
.
NOTE 9 – Legal settlements and loss contingencies:
In the second quarter of 2026, Teva recorded expenses of $230 million in legal settlements and loss contingencies, compared to expenses of $166 million in the second quarter of 2025.
Expenses in the second quarter of 2026 were mainly related to an estimated provision recorded in connection with one of the Company’s ongoing antitrust litigations and an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments)
. Expenses in the second quarter of 2025 were mainly related to an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation, an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), and a provision recorded in connection with the antitrust litigation related to QVAR
®
. See note 10.
In the first six months of 2026, Teva recorded expenses of $303 million in legal settlements and loss contingencies, compared to $252 million in the first six months of 2025. Expenses in the first six months of 2026 were mainly related to an estimated provision recorded in connection with one of the Company’s ongoing antitrust litigations and an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). Expenses in the first six months of 2025 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation, and a provision recorded in connection with the antitrust litigation related to QVAR. See note 10.
As of June 30, 2026 and December 31, 2025, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,854 million and $4,753 million, respectively.

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
Under certain agreements, Teva may be required to indemnify or may be indemnified by counterparties to such agreements against third-party claims, including costs and damages incurred in connection with product liability claims.
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
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for the infringement of a patent directed for the use of carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg
®
) in September 2007. A jury returned a $235.5 million verdict in GSK’s favor, finding Teva liable for patent infringement in 2017. On February 9, 2026, Teva and GSK entered a settlement, and all pending litigation regarding this matter has been dismissed pursuant to that settlement.
On April 30, 2018, Vanda sued Teva in the U.S. District Court for the District of Delaware asserting infringement of six Orange-Book listed patents expiring between January 2033 and May 2034 related to Vanda’s Hetlioz
®
. In December 2022, Teva launched its tasimelteon product (the generic version of Hetlioz
®
). On May 10, 2023, the U.S. Appeals Court for the Federal Circuit affirmed the invalidity of four patents asserted by Vanda and held that one patent had not been infringed by Teva. Vanda filed a second lawsuit, again asserting the infringement of certain patents related to Hetlioz
®
,
which is currently pending in the U.S. District Court for the District of Delaware. Teva has counterclaims for non-infringement,
invalidity, and unenforceability of Vanda’s patents. The Delaware District Court held a summary judgment hearing on April 14, 2026, and has yet to issue a decision on the parties’ respective motions for summary judgment. Trial in this case is set for October 26, 2026. Should Teva be found liable for patent infringement, it could be subject to monetary damages and enjoined from further selling its tasimelteon product.
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
Teva is currently defending against nitrosamine claims related to its valsartan, losartan, metformin and ranitidine products, including in a multidistrict litigation (“MDL”) in the U.S. District Court for the District of New Jersey, related to valsartan and losartan. Another MDL is pending in the U.S. District Court for the Southern District of Florida related to ranitidine, as well as several inactive cases in state courts.
A previously-scheduled trial in the New Jersey MDL on valsartan-related claims made by third-party payers has been postponed indefinitely, and discovery on the losartan-related claims pending against Teva in that same MDL has been paused indefinitely as well. There are also 231 valsartan-related personal injury cases pending against Teva in the New Jersey MDL, with bellwether trials expected no earlier than the first half of 2027.
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
Teva was also named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s and other generic manufacturers’ metformin products. In December 2024, Teva reached a settlement on this matter that resolved all of the plaintiffs’ claims against Teva, and the settlement agreement is awaiting court approval.
Teva has also been named as a defendant in product liability actions involving Paragard
®
, an Intrauterine device (“IUD”) product that Teva divested to Cooper Surgical in 2017. These actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Northern District of Georgia (“Georgia MDL”). The first Georgia MDL bellwether trial concluded on February 3, 2026, with a defense verdict in Teva’s favor. In July 2026, the Georgia MDL Court entered an order scheduling the second bellwether trial to begin on April 12, 2027. There is also one related case pending in state court in New Jersey with trial currently set for September 14, 2026.
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
®
in September 2013.
Between September 2021 and April 2022, several private plaintiffs including retailers and health insurance providers filed claims in various courts against Teva, and certain other defendants related to various medicines used to treat HIV, which were all removed and/or consolidated into the U.S. District Court for the Northern District of California. As they relate to Teva, the lawsuits challenged settlement agreements Teva entered into with Gilead in 2013 and/or 2014 to resolve patent litigation relating to Teva’s generic versions of Truvada
®
and Atripla
®
. In May 2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs and Teva recognized a provision for this matter based on such settlement. On June 30, 2023, the jury in the trial against the remaining plaintiffs issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims, and on February 12, 2024, the court entered a judgment consistent with the jury verdict as to all claims against Teva. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, which held oral argument on the appeal on October 9, 2025. A decision remains pending. Annual sales in the United States at the time of the settlement of Truvada
®
and Atripla
®
were approximately $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Truvada
®
in 2020 and Atripla
®
in 2020 were approximately $2.1 billion and $444 million, respectively.
On October 31, 2024, the European Commission, following a formal antitrust investigation, issued a final decision alleging that Teva had engaged in anticompetitive practices with respect to COPAXONE
®
in certain European member states by (i) filing and withdrawing certain divisional patents, and (ii) raising concerns about competitors’
follow-on
versions of COPAXONE. The decision also includes a fine of 462.6 million euros, potentially subject to post-decision interest. In January 2025, Teva filed an appeal against the decision with the General Court of the European Union, and that appeal remains pending. In accordance with Accounting Standards Codification 450 “Accounting for Contingencies,” Teva recognized a provision in its financial statements in the third quarter of 2024, based on management’s best estimate of the outcome within a range of outcomes for the final resolution of this case. Teva has provided the European Commission with surety underwritten guarantees in an amount of 462.6 million euros, together with specified post-decision interest, to cover the fine amount. Certain generic competitors in Europe have brought follow on antitrust damages claims against Teva in Germany and in the Netherlands, which have been stayed. Teva could face additional claims from generic competitors, payors, or other private plaintiffs in Europe related to this matter.
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the U.S. District Court for the District of New Jersey. On March 11, 2022, and March 15, 2022, purported purchasers of COPAXONE filed claims against Teva in the U.S. District Court for the District of New Jersey on behalf of themselves and similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, additional purported purchasers of COPAXONE sued Teva in the U.S. District Court for the District of Vermont on behalf of themselves and similarly situated indirect purchasers of COPAXONE. The complaints variously assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”). Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. On April 3, 2025, certain retailer plaintiffs, as opt-outs
of the purported direct purchaser plaintiffs’ (“DPP”) class in the District of New Jersey, filed a complaint against Teva in the District of Vermont alleging claims similar to those filed by other plaintiffs and asserting a claim under the Sherman Act. On September 24, 2025, the Vermont court granted Teva’s motion to transfer the retailers’ case to the District Court for the District of New Jersey, where it has been consolidated with the other pending cases for pretrial purposes. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva moved to dismiss all of the complaints, and on January 22, 2024, Teva’s motion to dismiss the complaint in the District of Vermont was granted as to certain state law claims but was otherwise denied. On April 13, 2026, adopting in full prior reports and recommendations issued by the Special Master in the District of New Jersey (the “Special Master”), the New Jersey District Court dismissed certain claims and allegations of the retailers and Mylan with prejudice. On May 30, 2025, the DPPs filed an amended complaint, which drops its class allegations and adds several new direct purchaser plaintiffs. Teva submitted its renewed motion to dismiss certain of DPPs’ allegations to the Special Master for resolution, which is fully briefed and remains pending. On October 20, 2025, the indirect purchasers filed an amended complaint similar to the DPPs’ amended complaint, and Teva submitted its renewed motion to dismiss those allegations to the Special Master. On June 12, 2026, the Special Master recommended granting Teva’s motion to dismiss portions of the amended complaints.

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
pay-for-delay
arrangements. The Tribunal handed down partial judgments on September 18, 2023 (judgment on unfair pricing), March 8, 2024 (judgments on pay-for-delay
and due process) and April 29, 2024 (judgment on fines). On September 6, 2024, the U.K. Court of Appeal overturned the Tribunal’s judgment on due process and, as a result, the Tribunal will consider and issue a further judgment on fines. Following a hearing in June 2026, on July 28, 2026, the Court of Appeal dismissed the appeals filed by Accord UK and Auden Mckenzie on issues relating to unfair pricing and remanded certain issues relating to the fines to the Tribunal. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.
In November 2022, two complaints filed by plaintiffs purporting to represent retailer purchasers and a putative class of end-payor
purchasers were filed in the U.S. District Court for the District of New Jersey against Teva and its marketing partner Natco Pharma Limited (“Natco”) alleging violations of the antitrust laws in connection with their December 2015 settlement of patent litigation with Celgene Corporation (which was subsequently acquired by BMS) involving the drug Revlimid
®
(lenalidomide). The complaints also name Celgene and BMS as defendants. On January 24, 2023, the complaints were consolidated for pre-trial
purposes only with an earlier-filed, already consolidated action filed against BMS and Celgene. On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California, which were consolidated with the pending consolidated actions and transferred to the U.S. District Court for the District of New Jersey. On June 6, 2024, the court granted in full Celgene’s motion to dismiss claims brought by certain insurer plaintiffs (Insurer Opt-Out Action), but allowed plaintiffs leave to amend most of their claims. The court had previously administratively terminated Teva’s, Natco’s, and Celgene’s motions to dismiss the retailer and end-payor
complaints pending the decision on the Insurer
Opt-Out
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

Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in which plaintiffs limited their claims only to those relating to the alleged delay of generic NUVIGIL. On March 26, 2024, the court dismissed plaintiffs’ RICO claims and certain state law claims but denied Teva’s motion to dismiss plaintiffs’ antitrust claims. On June 14, 2024, the court entered orders bifurcating discovery and limiting the first phase to the question of the timeliness of plaintiffs’ claims. On April 9, 2026, Teva filed a motion for summary judgement seeking dismissal based on the timelines of plaintiffs’ claims, and on June 12, 2026, plaintiffs filed their opposition. That motion remains pending. Substantially similar complaints were filed in the U.S. District Courts for the Central District of California and the Eastern District of New York on June 19, 2025, and June 23, 2025, respectively, and both litigations were subsequently transferred to the District of Kansas. On January 26, 2026, the court consolidated the transferred cases and plaintiffs filed a virtually identical, amended consolidated complaint on February 20, 2026. On March 20, 2026, Teva filed its motion to dismiss the amended consolidated complaint, which is fully briefed and remains pending. Annual sales of NUVIGIL in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012.
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
In September, October, and December 2025, private plaintiffs representing (i) a putative class of end-payor
purchasers, (ii) a putative class of direct purchasers; (iii) Walgreen Co., The Kroger Co., Albertsons Companies, Inc., HEB, L.P., and Supervalu, Inc., and (iv) CVS Pharmacy, Inc., filed complaints in the United States District Court for the District of Rhode Island against Bausch Health Companies Inc., Teva, and their related entities. In December 2025, certain of the plaintiff groups identified above filed an amended complaint. The operative complaints allege violations of the antitrust laws and various state laws in connection with the companies’ September 2018 settlement of patent litigation concerning the drug Xifaxan
®
(rifaximin). Plaintiffs seek declaratory and injunctive relief, treble damages, attorneys’ fees, and costs of suit. On January 28, 2026 and March 25, 2026, respectively, the putative classes of end-payor
purchasers and direct purchasers voluntarily dismissed their claims without prejudice. On April 16, 2026, CVS Pharmacy Inc. filed an amended complaint and Walgreen Co., The Kroger Co., Albertsons Companies, Inc., HEB, L.P., and Supervalu, Inc. filed a motion to amend their complaint, which was subsequently granted. Annual sales of Xifaxan
®
were approximately
 $
1.5
 billion at the time of the settlement.
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
Beginning on March 2, 2016, and through June 2025, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out
plaintiffs, including most recently a complaint filed by an indirect opt out plaintiff on December 2, 2025. All such complaints (other than the December 2025 complaint, as detailed below) have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). These complaints have been brought against various manufacturer defendants, including Teva USA and Actavis, alleging that these defendants engaged in conspiracies to fix prices and/or allocate market share of generic products, and generally seeking injunctive relief and damages under federal antitrust law, as well as damages under various state laws. With limited exceptions, all fact discovery in the Pennsylvania MDL was completed in December 2025. The Pennsylvania MDL court selected two single-drug cases brought by putative classes of direct-purchaser plaintiffs (“DPPs”) and end-payor
plaintiffs (“EPPs”) as bellwethers. Actavis (but not Teva) is a defendant in those cases. After selecting those two bellwether cases, the Pennsylvania MDL court certified them as class actions and proposed holding a trial in the EPP bellwether case starting in August 2025. However, on June 17, 2025, the United States Court of Appeals for the Third Circuit gave defendants permission to immediately appeal the Pennsylvania MDL court’s grant of class certification, and the Pennsylvania MDL court thereafter stayed the EPPs and DPPs bellwether cases. Briefing on the appeal was completed in December 2025, and on June 1, 2026 the Third Circuit held oral arguments on the appeal. The Pennsylvania MDL court selected five additional bellwethers: (i) Humana Inc.’s (“Humana”) indirect opt-out
case, involving claims on various drugs, with trial expected in September 2026; (ii) a case filed by a putative class of indirect reseller plaintiffs (“IRPs”) involving claims on a single drug (pravastatin); (iii) Kroger Co. (“Kroger”), a direct opt-out
case, involving claims on various drugs, with trial expected in August 2027; (iv) Cigna Corp. (“Cigna”), an indirect opt-out
case, involving claims on various drugs, with trial expected in January 2028; and (v) CVS Pharmacy Inc. (“CVS”), a direct opt-out
case, involving claims on various drugs, where a trial date has not yet been set. As of July 2026, all manufacturer defendants, including Teva and Actavis, have reached agreements in principle to settle the IRPs’ claims, for which Teva recognized a provision in the second quarter of 2026; accordingly, and subject to finalization of those settlements, the trial previously scheduled for December 2026 is no longer expected to proceed. In the second quarter of 2026, Teva recorded an additional provision (in addition to the provision recorded for the IRPs agreement in principle referenced above) in connection with this matter.

From 2019 to 2021, certain individual plaintiffs commenced civil actions in the Pennsylvania Court of Common Pleas of Philadelphia County against many of the defendants in the Pennsylvania MDL, including Teva and Actavis. Since 2024, additional related civil complaints have been filed in state and federal courts by certain health plans, retailers, employers, counties and assignees against many of the defendants in the Pennsylvania MDL, including Teva and Actavis. These actions include, among others, complaints filed by Aetna Inc., certain counties in New York and Texas, Walmart Inc., Southwest Airlines, Inc., New York Quality Healthcare Corporation, AT&T Services, Inc., Taurus Acquisition Group, HBP I, LLC, as assignee of the antitrust claims of Great Atlantic & Pacific Tea Co., and Oak Point Partners, LLC. Most of these actions have been transferred to the Pennsylvania MDL and stayed pending outcome from the bellwether matters.
Plaintiffs brought a similar complaint in Canada, with allegations that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The court held a class certification hearing in October 2025 and, in February 2026, issued its decision denying class certification. In June 2026, the plaintiffs voluntarily dismissed the case with prejudice. The matter is therefore closed.
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

On December 1, 2022, Teva received a civil subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting certain documents related to the sale and marketing of AUSTEDO
®
and risperidone LAI. Teva cooperated with the request for documents and information.
On October 1, 2024, Teva received a civil investigative demand from the U.S. Attorney’s office in Boston, Massachusetts and the Civil Division of the Department of Justice requesting certain documents and information related to the manufacturing practices at its former manufacturing facility in Irvine, California, which Teva closed in 2022. Teva cooperated with the request for documents and information. The government requests arose from a qui tam complaint filed under seal by a former employee under the False Claims Act. The complaint was filed with the U.S. District Court for the District of Massachusetts. On May 26, 2026, the government notified the Court of its decision not to intervene. The complaint was unsealed on May 27, 2026, and the plaintiff has 90 days to effect service if she intends to pursue the litigation.
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
®
and FENTORA
®
, and also assert claims related to Teva’s generic opioid products. In the first quarter of 2026, Teva and representatives for a class of third-party payers (“TPPs”) reached an agreement in principle to settle the TPPs’ opioid-related claims. On June 13, 2026, the Court granted preliminary approval to settle and scheduled a fairness hearing for September 23, 2026. Teva’s settlement agreement with the TPPs is contingent upon Teva’s, in the exercise of its sole discretion, satisfaction with the level of participation by the TPPs in the proposed settlement agreement.
In addition, nearly 700 personal injury plaintiffs, including various putative class actions of individuals, have asserted personal injury and wrongful death claims in over 200 complaints, nearly all of which are consolidated in the MDL Opioid Proceeding. Furthermore, approximately 100 personal injury complaints allege that Anda (in addition to naming other distributors and manufacturers) failed to develop and implement systems sufficient to identify suspicious orders of opioid products and prevent their abuse and diversion. Plaintiffs seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, non-economic
damages, attorneys’ fees and injunctive relief. Certain plaintiffs seek damages for all costs associated with addressing the abuse of opioids and opioid addiction and certain plaintiffs specify multiple billions of dollars in the aggregate as alleged damages. In many of these cases, plaintiffs are seeking joint and several damages among all defendants. All but a handful of these cases are stayed in the MDL Opioid Proceedings.
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
Teva has settled claims brought by 100% of the U.S. states and their litigating political subdivisions, the Native American tribes (the “Tribes”), and approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Teva’s estimated cash payments between 2026 and 2030 for all opioids settlements are: $379 million to be paid in 2026 (of which $33 million was paid as of June 30, 2026), $365 million payable in 2027; $416 million payable in 2028; $339 million payable in 2029; and $337 million payable in 2030. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan
®
(naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2030.

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
In addition, Teva, certain of its subsidiaries and other defendants, are defending claims and putative class action lawsuits in Canada related to the manufacture, sale, marketing and distribution of opioid medications. The lawsuits include: (i) a claim brought by the Province of British Columbia on behalf of itself and a putative class of other federal and provincial governments, (ii) claims of municipalities, (iii) claims on behalf of various First Nations groups, and (iv) consumer class actions on behalf of persons who used opioids on behalf of themselves and putative classes. On January 22, 2025, the British Columbia Supreme Court certified the class of federal and provincial governments. Defendants appealed this decision, and in June 2026, the Court of Appeal for the British Columbia dismissed the appeal. The court in Quebec certified the class in the consumer class action in 2024 (and denied leave to appeal). In the first quarter of 2026, Teva reached an agreement in principle to settle claims by one national consumer class, brought in Ontario on behalf of persons who used opioids. Teva expects to memorialize the terms of the settlement during 2026 and to evaluate class participation before deciding whether to finalize the settlement. Other Canadian opioid actions remain in their preliminary stages.
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
On September 23, 2020, a putative securities class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Teva and certain of its former officers. On August 10, 2021, the lead plaintiff filed a corrected amended class action complaint, purportedly on behalf of persons who purchased or otherwise acquired Teva securities between October 29, 2015 and August 18, 2020. The corrected amended complaint alleges that Teva and certain of its current and former officers violated federal securities laws by allegedly making false and misleading statements regarding the commercial performance of COPAXONE, namely, by failing to disclose that Teva had allegedly caused the submission of false claims to Medicare through Teva’s donations to bona fide independent charities that provide financial assistance to patients, which allegedly impacted COPAXONE’s commercial success and the sustainability of Teva’s revenues and resulted in the DOJ PAP Complaint filed by the DOJ. The corrected amended complaint seeks unspecified damages and legal fees. On November 3, 2023, the court granted plaintiff’s motion for class certification. In May 2026, the parties reached an agreement in principle to resolve this matter, and Teva recognized a provision for this matter in the second quarter of 2026, a portion of which is expected to be covered by insurance. A motion to approve a securities class action with similar allegations was also filed in September 2022 in the Central District Court in Israel, which has been stayed pending the U.S. litigation.

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
Other Matters
On January 15, 2025, Teva filed a lawsuit against the Centers for Medicare and Medicaid Services (“CMS”) in the U.S. District Court for the District of Columbia, alleging that CMS’s implementation of the Drug Price Negotiation Program portion of the Inflation Reduction Act (“IRA”) of 2022 is arbitrary and contrary to the plain meaning of the statute, in violation of the Administrative Procedure Act (“APA”), and is therefore unconstitutional. On November 20, 2025, the U.S. District Court for the District of Columbia granted CMS’s motion for summary judgement. Teva has appealed this decision. The appeal hearing was held on May 5, 2026, and a decision remains pending.
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
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes on nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022. The jury’s verdict found that the three method of treatment patents were valid and infringed by Lilly and awarded Teva $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva appealed and a hearing was held on September 5, 2025. On April 16, 2026, the U.S. Appeals Court for the Federal Circuit issued a decision in Teva’s favor, reinstating the jury’s verdict of infringement and award of damages. Lilly filed a petition seeking further review of this decision.

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
®
, which Amarin asserted precluded Teva from filing the present antitrust action. On December 4, 2024, the Nevada court denied Amarin’s motion. On October 8, 2025, Amarin filed a motion with the U.S. District Court of the District of New Jersey, where the case is pending, seeking judgment on the pleadings, which was denied on February 2, 2026. Discovery is ongoing. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
In June 2024, Teva filed a lawsuit in the U.S. District Court for the Northern District of California alleging that Corcept Therapeutics, Inc. (“Corcept”) and Optime Care Inc. (“Optime”) engaged in a multifaceted, years-long scheme to stifle generic competition to Corcept’s branded Korlym
®
(mifepristone) drug product, which is indicated to treat endogenous Cushing’s syndrome. Teva alleges that Corcept and Optime have suppressed competition by abusing the patent and judicial systems, entering a long-term, blanket exclusive-dealing agreement that has locked up a key pharmaceutical distribution channel, and making illicit payments to physicians as compensation for prescribing Korlym
®
. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic mifepristone drug sales that Teva could have made absent Corcept and Optime’s alleged interference, as well as injunctive relief to remove the unlawful barriers to generic competition created by Corcept and Optime. Teva filed an amended complaint in September 2024. Defendants filed a joint motion to dismiss in October 2024, which the court denied in substantial part on September 12, 2025. On January 29, 2026, Teva filed an amended complaint, adding a new claim for unlawful exclusive dealing against Corcept and amending certain claims that were previously dismissed. On February 5, 2026, Corcept and Optime filed briefs in support of their joint motion to dismiss, and on May 5, 2026, the court denied defendants’ motion to dismiss in substantial part. Discovery is ongoing. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
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

NOTE 11 – Income taxes:
In the second quarter of 2026, Teva recognized a tax expense of $121 million, on pre-tax
loss of $455 million. In the second quarter of 2025, Teva recognized a tax benefit of $78 million, on pre-tax
income of $203 million.
Teva’s tax rate for the second quarter of 2026 was mainly affected by an unfavorable tax impact from a non-deductible acquired IPR&D charge related to the acquisition of Emalex and its primary asset ecopipam (EBS-101), the generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate and other infrequent or non-recurring
items. For additional information see note 2.
Teva’s tax rate for the second quarter of 2025 was mainly affected by releases of uncertain tax positions, foreign exchange impact on deferred tax positions and interest and inflation adjustments related to the agreement with the Israeli Tax Authorities (“ITA”) mentioned below.
In the first six months of 2026, Teva recognized a tax expense of $188 million, on pre-tax
loss
of $18 million. In the first six months of 2025, Teva recognized a tax benefit of $4 million, on pre-tax
income of $497 million.
Teva’s tax rate for the first six months of 2026 was mainly affected by an unfavorable tax impact of a non-deductible acquired IPR&D charge related to the acquisition of Emalex and its primary asset ecopipam (EBS-101), the generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate and other infrequent or non-recurring
items, such as internal legal entities reorganization.
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
The OECD introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% for large multinational corporations. On December 12, 2022, the EU Council announced that EU member states had reached an agreement to implement the minimum taxation component of 15%
of the OECD’s reform of international taxation. Teva has evaluated the potential impact on its 2026 consolidated financial statements and related disclosures and does not expect Pillar Two to have a material impact on its effective tax rate or consolidated financial statements in the foreseeable future. On June 30, 2026, Teva filed the 2024 GloBE Information Return with no material impact on the Pillar II tax expense estimated earlier.

N
OTE 12 – Other assets impairments, restructuring and other items:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long- lived tangible assets *	$91	$58	$92	$14
Contingent consideration	17	19	22	30
Restructuring	38	154	63	168
Other	§	1	(4)	(1)

Total	$147	$232	$173	$210

*	Including impairments related to exit and disposal activities.
§	Represents an amount less than $0.5 million.
Impairments
In the three months ended June 30, 2026, Teva recorded an expense of $91 million under impairments of tangible assets, compared to an expense of $58 million in the three months ended June 30, 2025. The expense for the three months ended June 30, 2026, was mainly related to an
impairment charge in connection with a manufacturing facility in Europe. The expense for the three months ended June 30, 2025, was mainly related to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes a favorable impact related to the expected gain from reclassification of currency translation adjustments.
Impairments of tangible assets for the six months ended June 30, 2026 and 2025 were $92 million and $14 million, respectively. The impairment for the six months ended June 30, 2026
,
was mainly related to
an
impairment charge in connection with a manufacturing facility in Europe. The expense for the six months ended June 30, 2025, was mainly related to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes a favorable impact related to the expected gain from reclassification of currency translation adjustments.
In addition, as part of the Company’s efforts to optimize its portfolio and global manufacturing footprint to achieve additional operational efficiencies, the Company, from time to time, evaluates strategic alternatives for certain individual assets or asset groups. These strategic alternatives may include partnerships and collaborations, joint ventures, redeployment of assets or divestitures. Such actions may involve substantial impairment charges in the future depending on the ultimate course of action for these long-lived assets, which are recorded in the period in which there is a triggering event or commitment to a probable transaction.
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities and its “Pivot to Growth Strategy”.
Contingent consideration
In the three months ended June 30, 2026, Teva recorded an expense of $17 million for contingent consideration, compared to an expense of $19 million in the three months ended June 30, 2025.
In the six months ended June 30, 2026, Teva recorded an expense of $22 million for contingent consideration, compared to an expense of $30 million in the six months ended June 30, 2025.
Restructuring
In the three months ended June 30, 2026, Teva recorded $38 million of restructuring expenses
, compared to $154 million in the three months ended June 30, 2025. Expenses in the three months ended June 30, 2026 and 2025 were primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations, mainly through headcount reduction.
In the six months ended June 30, 2026, Teva recorded $63 million of restructuring expenses
, compared to $168 million in the six months ended June 30, 2025. Expenses for the six months ended June 30, 2026 and 2025 were primarily related to optimization activities in connection with Teva’s
T
ransformation programs related to Teva’s global organization and operations, mainly through headcount reduction.

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
The following tables provide the components of the Company’s restructuring costs:

	Three months ended June 30,
	2026	2025
	(U.S. $ in millions)
Restructuring
Employee termination	$37	$151
Other	1	3

Total	$38	$154

	Six months ended June 30,
	2026	2025
	(U.S. $ in millions)
Restructuring
Employee termination	$59	$163
Other	4	5

Total	$63	$168

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2026	$(124)	$(14)	$(138)
Provision	(59)	(4)	(63)
Utilization and other*	86	4	90

Balance as of June 30, 2026	$(97)	$(14)	$(111)

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2025	$(55)	$(13)	$(68)
Provision	(163)	(5)	(168)
Utilization and other*	50	4	54

Balance as of June 30, 2025	$(168)	$(14)	$(182)

*	Includes adjustments for foreign currency translation.

NOTE 13 – Earnings (Loss) per share:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, net of treasury shares.
Basic and diluted earnings (loss) per share attributable to Teva’s ordinary shareholders for the

t
hree and
 six months ended June 30, 2026 and 2025, are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(U.S. $ in millions except share and per share data)
	2026	2025	2026	2025
Basic earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$(576)	$282	$(207)	$497

Shares (denominator):
Weighted average shares outstanding	1,165	1,147	1,160	1,142

Basic earnings (loss) attributable to Teva’s ordinary shareholders	$(0.49)	$0.25	$(0.18)	$0.43

Diluted earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$(576)	$282	$(207)	$497

Shares (denominator):
Weighted average shares outstanding	1,165	1,147	1,160	1,142
Diluted effect of stock options, RSUs and PSUs	—	14	—	17

Total dilutive shares outstanding	1,165	1,161	1,160	1,159

Diluted earnings (loss) attributable to Teva’s ordinary shareholders	$(0.49)	$0.24	$(0.18)	$0.43

In computing diluted loss per share for the three and six months ended June 30, 2026, no account was taken of the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans, and convertible senior debentures, since they had an anti-dilutive effect on loss per share. Additionally, an amount of 30.7 million dilutive shares of ordinary shares from the conversion of outstanding stock options, RSUs and PSUs were excluded from the computation of diluted earnings per share attributable to Teva’s ordinary shareholders for the three and six months ended June 30, 2026.
In computing diluted earnings per share for the three and six months ended June 30, 2025, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested
RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution that could occur upon the exercise of convertible senior debentures, since they had an anti-dilutive effect on earnings per share. Additionally, an amount of 31.2 million and 28.8 million dilutive shares of ordinary shares from the conversion of outstanding stock options, RSUs and PSUs were excluded from the computation of diluted earnings per share attributable to Teva’s ordinary shareholders for the three and six months ended June 30, 2025, respectively
.

N
OTE 14 – Accumulated other comprehensive income (loss):
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2025, net of taxes	$(2,152)	$(199)	$(39)	$(2,391)

Other comprehensive income (loss) before reclassifications	(58)	(12)	—	(70)
Amounts reclassified to the statements of income	—	10	(1)	9
Release of cumulative translation adjustments	(6)	—	—	(6)

Net other comprehensive income (loss) before tax	(64)	(2)	(1)	(67)

Corresponding income tax	(7)	—	—	(7)

Net other comprehensive income (loss) after tax	(71)	(2)	(1)	(74)

Balance as of June 30, 2026, net of taxes	$(2,223)	$(201)	$(40)	$(2,465)

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)
Balance as of December 31, 2024, net of taxes	$(2,857)	$(238)	$(52)	$(3,148)

Other comprehensive income (loss) before reclassifications	558	—	—	558
Amounts reclassified to the statements of income	—	24	(1)	23
Release of cumulative translation adjustments**	181	—	—	181

Net other comprehensive income (loss) before tax	739	24	(1)	762

Corresponding income tax	45	—	—	45

Net other comprehensive income (loss) after tax*	694	24	(1)	717

Balance as of June 30, 2025, net of taxes	$(2,163)	$(214)	$(53)	$(2,431)

*	Amounts do not include a $27 million gain from foreign currency translation adjustments attributable to redeemable and non-redeemable non-controlling interests.
**	In connection with the sale of Teva’s business venture in Japan.

NOTE 15 – Segments:
Teva operates its business and reports its financial results in the following three segments:

(a)	United States segment.

(b)	Europe segment, which includes the European Union, the United Kingdom and certain other European countries.

(c)	International Markets segment, which includes all countries other than the United States and countries included in the Europe segment.
In addition to these three segments,
Teva has other sources of revenues included in
O
ther
A
ctivities, primarily Teva’s distribution business in the United States through Anda, sale of APIs to third parties, an out-licensing platform offering a portfolio of products to other pharmaceutical companies through its affiliate Medis and certain contract manufacturing services.
In alignment with Teva’s Pivot to Growth strategy, commencing January 1, 2026, Anda is no longer reported under Teva’s United States segment. This shift allows the United States segment to continue to manage its entire product portfolio in the region, while strengthening focus on its biopharmaceutical business, growth engines and innovation. As a result, from that date, Anda is reported as part of the Company’s
O
ther
A
ctivities. Prior period amounts were recast to reflect this change. Teva’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the three identified reportable segments, namely the United States, Europe and International Markets, to make decisions about resources to be allocated to the segments and assess their performance.
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
On December 31, 2024, Teva classified its API business (including its R&D, manufacturing and commercial activities) as held for sale. The intention to divest is in alignment with Teva’s Pivot to Growth strategy, and Teva is conducting a sales process for this matter. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or whether a divestiture will be completed at all. See note 2.

a.	Segment information:

	Three months ended June 30,
	2026
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,702	$1,263	$550
Cost of sales	499	559	266
R&D expenses**	883	52	26
S&M expenses	294	222	128
G&A expenses	107	66	38
Other	(5)	(3)	(8)

Segment profit*	$(76)	$367	$99

*	Segment profit includes depreciation expenses of $36 million in the United States, $33 million in Europe and $17 million in International Markets.
**	Mainly related to the acquisition of Emalex and its primary asset ecopipam (EBS-101) in the United States segment. See ‘Emalex Biosciences’ included in note 2.

	Three months ended June 30,
	2025
	United States		Europe		International Markets
	(U.S. $ in millions)
Revenues	$1,786		$1,298		$495
Cost of sales	574		581		251
R&D expenses	152		59		24
S&M expenses	250		228		114
G&A expenses	111		66		32
Other		§		§	(1)

Segment profit*	$699		$364		$74

*	Segment profit includes depreciation expenses of $37 million in the United States, $31 million in Europe and $18 million in International Markets.
§	Represents an amount less than $0.5 million.

	Six months ended June 30,
	2026
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$3,236	$2,603	$1,074
Cost of sales	995	1,165	547
R&D expenses**	1,030	97	49
S&M expenses	593	437	245
G&A expenses	197	139	77
Other	(9)	(3)	(7)

Segment profit*	$431	$768	$164

*	Segment profit includes depreciation expenses of $72 million in the United States, $65 million in Europe and $35 million in International Markets.
**	Mainly related to the acquisition of Emalex and its primary asset ecopipam (EBS-101) in the United States segment. See ‘Emalex Biosciences’ included in note 2.

	Six months ended June 30,
	2025
	United States	Europe		International Markets
	(U.S. $ in millions)
Revenues	$3,322	$2,492		$1,077
Cost of sales	1,097	1,117		556
R&D expenses	306	120		49
S&M expenses	493	427		232
G&A expenses	206	135		72
Other	3		§	(2)

Segment profit*	$1,216	$693		$171

*	Segment profit includes depreciation expenses of $73 million in the United States, $61 million in Europe and $35 million in International Markets.
§	Represents an amount less than $0.5 million.

4
7

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(U.S. $ in millions)		(U.S. $ in millions)
United States profit (loss)	$(76)	$699	$431	$1,216
Europe profit	367	364	768	693
International Markets profit	99	74	164	171

Total reportable segments profit	391	1,136	1,363	2,080
Profit (loss) of Other Activities	(16)	(3)	(32)	(1)

Amounts not allocated to segments:
Amortization	139	148	276	292
Other assets impairments, restructuring and other items	147	232	173	210
Intangible assets impairments	22	42	30	163
Legal settlements and loss contingencies	230	166	302	249
Other unallocated amounts	68	91	128	190

Consolidated operating income (loss)	(231)	455	421	975

Financial expenses, net	224	252	440	477

Consolidated income (loss) before income taxes	$(455)	$203	$(18)	$497

b.	Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three and six months ended June 30, 2026 and 2025:

United States	Three months ended June 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including biosimilars)	$660	$961
AJOVY ®	116	63
AUSTEDO	676	495
BENDEKA ® and TREANDA ®	28	40
COPAXONE	61	62
UZEDY	77	54
Other	84	111

Total	$1,702	$1,786

4
8

United States	Six months ended June 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including biosimilars)	$1,272	$1,809
AJOVY	203	117
AUSTEDO	1,236	891
BENDEKA and TREANDA	55	76
COPAXONE	124	116
UZEDY	140	93
Other	206	220

Total	$3,236	$3,322

Europe	Three months ended June 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,024	$1,040
AJOVY	78	71
COPAXONE	49	50
Respiratory products	58	55
Other*	54	81

Total	$1,263	$1,298

*	Other revenues in the second quarter of 2025 include the sale of certain product rights.

Europe	Six months ended June 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$2,113	$2,029
AJOVY	154	129
COPAXONE	89	92
Respiratory products	117	110
Other*	130	132

Total	$2,603	$2,492

*	Other revenues in the first six months of 2026 and 2025 include the sale of certain product rights.

International markets	Three months ended June 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$419	$410
AJOVY	49	20
AUSTEDO	20	3
COPAXONE	8	7
Other*	55	55

Total	$550	$495

*	Other revenues in the second quarter of 2025 include the sale of certain product rights.

International markets	Six months ended June 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$805	$878
AJOVY	83	48
AUSTEDO	39	18
COPAXONE	13	17
Other*	134	116

Total	$1,074	$1,077

*	Other revenues in the first six months of 2026 and 2025 include the sale of certain product rights.

5
0

NOTE 16 – Fair value measurement:
Financial items carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are classified in the tables below in one of the three categories of fair value levels:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,710	$—	$—	$2,710
Cash, deposits and other	945	—	—	945
Investment in securities:
Equity securities	17	—	—	17
Other	4	—	—	4
Derivatives:
Asset derivatives:
Options and forward contracts	—	99	—	99
Liability derivatives:
Options and forward contracts	—	(60)	—	(60)
Cross currency interest rate swap	—	(20)	—	(20)
Contingent consideration*	—	—	(49)	(49)

Total	$3,676	$19	$(49)	$3,646

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,678	$—	$—	$2,678
Cash, deposits and other	878	—	—	878
Investment in securities:
Equity securities	16	—	—	16
Other	3	—	—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	86	—	86
Liability derivatives:
Options and forward contracts	—	(38)	—	(38)
Cross currency interest rate swap	—	(19)	—	(19)
Contingent consideration*	—	—	(51)	(51)

Total	$3,575	$29	$(51)	$3,553

*	Contingent consideration represents liabilities recorded at fair value in connection with acquisitions.
Teva determined the fair value of the liabilities for contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of contingent consideration is based on several factors, such as cash flows projected from the success of unapproved product candidates; probability of success of product candidates, including risks associated with uncertainty regarding achievement and payment of milestone events; time and resources required to complete the development and approval of product candidates; life of the potential commercialized products and associated risks with obtaining regulatory approvals in the United States and Europe, and the risk adjusted discount rate for fair value measurement. The discount rate applied ranged from
7.5% to 11%. The weighted average discount rate, calculated based on the relative fair value of Teva’s contingent consideration liabilities, was 8.3%.
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

	Six months ended June 30, 2026	Six months ended June 30, 2025
	(U.S. $ in millions)
Fair value at the beginning of the period	$(51)	$(401)
Adjustments to provisions for contingent consideration:
Allergan transaction	—	(21)
Eagle transaction	(18)	(8)
Novetide transaction	(1)	(1)
Settlement of contingent consideration:
Allergan transaction	—	103
Eagle transaction	19	23
Novetide transaction	2	2

Fair value at the end of the period	$(49)	$(303)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	June 30, 2026	December 31, 2025
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$12,094	$15,128
Senior notes and convertible senior debentures included under short-term debt	4,492	1,801

Total	$16,586	$16,929

*	The fair value was estimated based on quoted market prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to these three segments, our other sources of revenues included in “Other Activities” below, consisting primarily of our distribution business in the U.S. through Anda, the sale of APIs to third parties, an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis and certain contract manufacturing services. For additional segment information, see note 15 to our consolidated financial statements.

Pivot to Growth Strategy

In the second quarter of 2026, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, announced in May 2023, which entered into its “Accelerate Growth” phase in 2025. During this phase, we expect to focus on growing our innovative portfolio, aligning capital allocation to invest in activities we expect to have the highest value, and modernizing our organization and operations to drive both efficiency and cost savings. Under Teva’s Transformation programs announced on May 7, 2025, we expect to achieve such cost savings through a variety of initiatives, including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend in the following years.

Emalex Biosciences Acquisition

In April 2026, Teva entered into a definitive agreement to acquire all outstanding shares of Emalex Biosciences (“Emalex”), including its primary asset, ecopipam (EBS-101), which has completed Phase 3 for the treatment of Tourette syndrome in a pediatric population. On June 10, 2026, Teva completed the acquisition of Emalex, and paid approximately $700 million to Emalex’s former shareholders. Emalex’s former shareholders and other third parties may be eligible to receive additional milestone payments of up to $200 million and $125 million, respectively, as well as royalties on global net-sales of ecopipam (EBS-101), upon commercialization and subject to regulatory approval. On June 18, 2026, Teva submitted an NDA to the FDA for ecopipam (EBS-101), supported by results from the Phase 3 trial.

The acquisition was accounted for as an ‘asset acquisition’ as it did not meet the definition of a ‘business,’ since substantially all of the fair value of the gross assets acquired was concentrated in an IPR&D asset, under ASC 805, Business Combinations. See ‘Emalex Biosciences’ included in note 2 to our consolidated financial statements.

Macroeconomic and Geopolitical Environment

The ongoing war involving Iran has contributed to increased uncertainty and volatility in global economic conditions. The conflict has affected financial markets, foreign exchange rates and energy prices, and has disrupted international trade routes, supply chains and logistics. In particular, the conflict has disrupted critical global logistics corridors, maritime shipping routes, and air cargo hubs, including those used for the transportation of pharmaceutical products and key inputs. In some cases, such disruptions have resulted in and may continue to result in delays in our production and distribution processes, impacting product availability and our ability to timely respond to consumer demand. Although we have taken measures to mitigate and offset these impacts, the situation remains fluid and the broader economic consequences of the conflict are difficult to predict. Given our global operations, including personnel and several manufacturing and R&D facilities in Israel, as well as our exposure to international markets, continued instability in the region could adversely impact our business operations and financial condition. As of the date of this Quarterly report on Form 10-Q, the impact of this conflict on our results of operations and financial condition was immaterial.

Moreover, recent U.S. tariffs imposed, or threatened to be imposed, on materials and products from countries where we do business may impact our business. Any responsive or reciprocal actions taken by such countries, as well as heightened sanctions regimes and trade restrictions arising from geopolitical conflicts, as discussed above, could impact our costs and global operations. The countries subject to tariffs or other trade restrictions, and the tariff rate imposed on each country or scope of applicable restrictions, is dynamic. We continue to monitor and assess the potential impact on our supply chain and global operations, which could be material, and to pursue mitigation strategies for such potential impact, including on certain innovative products manufactured outside of the U.S., some of which are already subject to bilateral trade agreements.

Highlights

Significant highlights in the second quarter of 2026 included:

•

Revenues in the second quarter of 2026 were $4,142 million, a decrease of 1% in U.S. dollars, or 3% in local currency terms compared to the second quarter of 2025. This decrease was mainly due to lower revenues from generic products, primarily lenalidomide capsules (a generic version of Revlimid®) in our U.S. segment, partially offset by higher revenues from our key innovative products, primarily AUSTEDO and AJOVY.

•

Our United States segment generated revenues of $1,702 million, a decrease of 5% compared to the second quarter of 2025. Loss from our U.S. segment in the second quarter of 2026 was $76 million compared to a profit of $699 million in the second quarter of 2025.

•

Our Europe segment generated revenues of $1,263 million and segment profit of $367 million in the second quarter of 2026. Revenues decreased by 3% in U.S. dollars, or 8% in local currency terms, compared to the second quarter of 2025. Segment profit increased by 1% compared to the second quarter of 2025.

•

Our International Markets segment generated revenues of $550 million and segment profit of $99 million in the second quarter of 2026. Revenues increased by 11% in U.S. dollars, or 7% in local currency terms, compared to the second quarter of 2025. Segment profit increased by 34% compared to the second quarter of 2025.

•	Our revenues from Other Activities in the second quarter of 2026 were $627 million, an increase of 5% in both U.S. dollars and local currency terms compared to the second quarter of 2025.

•	Exchange rate movements during the second quarter of 2026, including hedging effects, positively impacted revenues by $85 million, compared to the second quarter of 2025.

•	Gross profit margin was 52.0% in the second quarter of 2026 compared to 50.3% in the second quarter of 2025.

•

R&D expenses, net in the second quarter of 2026 were $970 million, an increase of 298%, compared to $244 million in the second quarter of 2025, primarily due to the acquisition of Emalex and its primary asset ecopipam (EBS-101). This increase was partially offset by a decrease in R&D expenses related to generic projects. See ‘Emalex Biosciences’ included in note 2 to our consolidated financial statements.

•

We recorded expenses of $230 million in legal settlements and loss contingencies in the second quarter of 2026, compared to expenses of $166 million in the second quarter of 2025. See note 9 to our consolidated financial statements.

•	Operating loss was $231 million in the second quarter of 2026 compared to an operating income of $455 million in the second quarter of 2025.

•

In the second quarter of 2026, we recognized a tax expense of $121 million, on pre-tax loss of $455 million. In the second quarter of 2025, we recognized a tax benefit of $78 million, on pre-tax income of $203 million. See note 11 to our consolidated financial statements.

•	As of June 30, 2026, our debt was $16,593 million compared to $16,807 million as of December 31, 2025. See note 7 to our consolidated financial statements.

•

Cash flow generated from operating activities during the second quarter of 2026 was $411 million, compared to $227 million in the second quarter of 2025. The higher cash flow generated from operating activities in the second quarter of 2026 was mainly due to lower contingent consideration payments and lower tax payments, partially offset by higher legal settlement payments.

•

During the second quarter of 2026, we generated free cash flow of $622 million, which we define as comprising $411 million in cash flow generated from operating activities, $311 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $4 million of proceeds from the sale of businesses and long-lived assets, partially offset by $104 million in cash used for capital investments. During the second quarter of 2025, we generated free cash flow of $476 million. The increase in the second quarter of 2026 mainly resulted from higher cash flow generated from operating activities as discussed above.

Results of Operations

Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,702	100%	$1,786	100%
Cost of sales	499	29.3%	574	32.2%
Gross profit	1,203	70.7%	1,211	67.8%
R&D expenses*	883	51.9%	152	8.5%
S&M expenses	294	17.3%	250	14.0%
G&A expenses	107	6.3%	111	6.2%
Other	(5)	§	§	§

Segment profit**	$(76)	(4.5%)	$699	39.1%

*

In the second quarter of 2026, mainly related to the acquisition of Emalex and its primary asset ecopipam (EBS-101). See ‘Emalex Biosciences’ included in note 2 to our consolidated financial statements.

**	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

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

Revenues from our United States segment in the second quarter of 2026 were $1,702 million, a decrease of 5% compared to the second quarter of 2025, mainly due to lower revenues from generic products, primarily lenalidomide capsules (a generic version of Revlimid®), partially offset by higher revenues from our key innovative products, primarily AUSTEDO.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Percentage Change
	2026	2025	2026-2025
	(U.S. $ in millions)
Generic products (including biosimilars)	$660	$961	(31%)
AJOVY	116	63	83%
AUSTEDO	676	495	37%
BENDEKA and TREANDA	28	40	(30%)
COPAXONE	61	62	(2%)
UZEDY	77	54	43%
Other	84	111	(25%)

Total	$1,702	$1,786	(5%)

Generic products (including biosimilar products) revenues in our United States segment in the second quarter of 2026 were $660 million, a decrease of 31% compared to the second quarter of 2025. This decrease was mainly driven by lower revenues from lenalidomide capsules (a generic version of Revlimid®) due to increased generic competition in the U.S., partially offset by higher revenues from our portfolio of biosimilar products.

Among the most significant generic products we sold in the United States in the second quarter of 2026 were Truxima® (a biosimilar to Rituxan®), epinephrine injectable solution (a generic equivalent of EpiPen® and EpiPen Jr®) and SIMLANDI (a biosimilar to Humira®). In the second quarter of 2026, our total prescriptions were approximately 237 million (based on trailing twelve months), representing 6.1% of total U.S. generic prescriptions, compared to approximately 266 million (based on trailing twelve months), representing 6.9% of total U.S. generic prescriptions in the second quarter of 2025, all according to IQVIA data.

AJOVY revenues in our United States segment in the second quarter of 2026 were $116 million, an increase of 83% compared to the second quarter of 2025, mainly due to a reduction in sales allowance as well as growth in volume. In the second quarter of 2026, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 32.5% out of the subcutaneous injectable anti- CGRP class, compared to 31.0% in the second quarter of 2025.

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

AJOVY is protected worldwide by patents expiring in 2026 at the earliest; extensions have been granted in several countries, including the United States and in Europe, until 2031. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and in Europe and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY is also protected by regulatory marketing exclusivity until 2030 in the United States and until 2029 in Europe. For our patent litigation related to other anti-CGRP products, see note 10 to our consolidated financial statements.

AUSTEDO revenues (which include AUSTEDO XR®) in our United States segment in the second quarter of 2026 were $676 million, an increase of 37% compared to the second quarter of 2025. This increase was mainly due to growth in volume and a favorable business mix including improved net-price realization.

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

AUSTEDO is protected in the United States by 14 Orange Book patents expiring between 2031 and 2038. We received notice letters from two ANDA filers regarding the filing of their ANDAs with paragraph (IV) certifications for certain of the patents listed in the Orange Book for AUSTEDO. In 2022, we reached agreements with two drug companies to sell their generic versions beginning in April 2033 or earlier under certain circumstances. On March 9, 2022, the U.S. Patent Trial and Appeal Board of the U.S. Patent and Trademark Office rejected a separate challenge filed by Apotex, which had sought to invalidate our patent for an AUSTEDO compound. Currently, there are no further patent litigations pending regarding AUSTEDO.

AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023 in three doses of 6, 12 and 24 mg, and became commercially available in the U.S. in May 2023. The FDA approved AUSTEDO XR as a one-pill, once-daily treatment option in doses of 30, 36, 42, and 48 mg in May 2024 and in 18 mg in July 2024. AUSTEDO XR is a once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, which is additional to the twice-daily AUSTEDO. AUSTEDO XR is protected by 13 Orange Book patents expiring between 2031 and 2041. We received notice letters from an ANDA filer, Alkem Laboratories Limited (“Alkem”), regarding the filing of its ANDA with paragraph (IV) certifications; and on June 5, 2026. we filed a complaint for patent infringement against Alkem and its affiliate Ascend Laboratories LLC, in the District Court of New Jersey. In July 2026, we received a notice letter from an additional ANDA filer regarding the filing of its ANDA with paragraph (IV) certifications.

UZEDY (risperidone) extended-release injectable suspension revenues in our United States segment in the second quarter of 2026 were $77 million, an increase of 43% compared to the second quarter of 2025, mainly due to growth in volume, partially offset by higher sales allowances.

UZEDY was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is a subcutaneous, long-acting formulation that controls the steady release of risperidone. UZEDY is protected by six Orange Book patents expiring between 2027 and 2042. On October 10, 2025, it was announced that the FDA approved UZEDY as a once-monthly extended-release injectable suspension as monotherapy or as adjunctive therapy to lithium or valproate for the maintenance treatment of bipolar 1 disorder (BD-1) in adults. UZEDY was protected by regulatory exclusivity until April 28, 2026. We are evaluating plans to launch UZEDY in other countries around the world. UZEDY faces competition from multiple products.

BENDEKA and TREANDA combined revenues in our United States segment in the second quarter of 2026 were $28 million, a decrease of 30% compared to the second quarter of 2025, mainly due to competition from alternative therapies, as well as from branded and generic bendamustine products.

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

Teva has also settled litigation against four 505(b)(2) applicants: Hospira, Inc. (“Hospira”), Dr. Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”), and Almaject, Inc. / Alvogen, Inc. (“Almaject”). Based on these settlement agreements, Hospira, Accord, DRL and Almaject can launch their products on November 17, 2027, or earlier under certain circumstances. In 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product, and that litigation is still pending, though it is currently stayed.

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

COPAXONE revenues in our United States segment in the second quarter of 2026 were $61 million, a decrease of 2% compared to the second quarter of 2025, mainly due to lower volumes, partially offset by a reduction in sales allowance.

COPAXONE continues to face competition from alternative therapies, generic versions of COPAXONE, and generic treatments for multiple sclerosis.

Product Launches and Pipeline

In the second quarter of 2026, we launched a generic version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Dapagliflozin Tablets	Farxiga® tablets	April	$9,980
Glycerol Phenylbutyrate Oral Liquid	Ravicti® Oral Liquid	April	$104
Budesonide and Formoterol Fumarate Dihydrate Inhalation Aerosol	Symbicort® Inhalation Aerosol	May	$3,009
Sitagliptin Tablets, USP	Januvia® tablets	May	$2,695
Macitentan Tablets	Opsumit® tablets	June	$1,196

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

As of June 30, 2026, our generic products pipeline in the United States includes 101 product applications awaiting FDA approval, including 59 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended March 31, 2026 of approximately $102 billion, according to IQVIA. About 80% of our pending drug applications challenge at least one patent held by the brand-name manufacturer. We believe we are first to file with respect to 48 of these products, or 71 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first to file opportunities represent over $66 billion in U.S. brand sales for the twelve months ended March 31, 2026, according to IQVIA.

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

In the second quarter of 2026, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales (U.S. $ in millions (IQVIA))*
Revefenacin Inhalation Solution, 175mcg/3mL	Yupelri®	$261
Trilaciclib for Injection, 300 mg/vial	Cosela®	$73

*	The figures presented are for the twelve months ended in the calendar quarter immediately prior to our tentative approval date.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

United States Gross Profit

Gross profit from our United States segment in the second quarter of 2026 was $1,203 million, a decrease of 1%, compared to the second quarter of 2025.

Gross profit margin for our United States segment in the second quarter of 2026 increased to 70.7%, compared to 67.8% in the second quarter of 2025. This increase was mainly due to a favorable mix of products, primarily higher revenues from our key innovative products, largely AUSTEDO, partially offset by lower revenues from lenalidomide capsules (a generic version of Revlimid®).

United States R&D Expenses

R&D expenses relating to our United States segment in the second quarter of 2026 were $883 million, an increase of 482%, compared to the second quarter of 2025 mainly related to the acquisition of Emalex and its primary asset ecopipam (EBS-101). See ‘Emalex Biosciences Acquisition’ above, and ‘Emalex Biosciences’ included in note 2 to our consolidated financial statements.

For a description of our R&D expenses in the second quarter of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

United States S&M Expenses

S&M expenses relating to our United States segment in the second quarter of 2026 were $294 million, an increase of 18%, compared to the second quarter of 2025. This increase was mainly due to promotional activities related to our key innovative products, primarily AUSTEDO.

United States G&A Expenses

G&A expenses relating to our United States segment in the second quarter of 2026 were $107 million, a decrease of 4% compared to the second quarter of 2025.

United States Profit

Profit from our United States segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Loss from our United States segment in the second quarter of 2026 was $76 million, compared to a profit of $699 million in the second quarter of 2025. This change was mainly due to higher R&D expenses, as discussed above.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,263	100%	$1,298	100%
Cost of sales	559	44.3%	581	44.8%
Gross profit	704	55.7%	717	55.2%
R&D expenses	52	4.1%	59	4.6%
S&M expenses	222	17.6%	228	17.5%
G&A expenses	66	5.2%	66	5.1%
Other	(3)	§	§	§

Segment profit*	$367	29.1%	$364	28.0%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom and certain other European countries.

Revenues from our Europe segment in the second quarter of 2026 were $1,263 million, a decrease of 3% compared to the second quarter of 2025. In local currency terms, revenues decreased by 8% compared to the second quarter of 2025, mainly due to lower proceeds from the sale of certain product rights and lower revenues from generic products.

In the second quarter of 2026, revenues were positively impacted by exchange rate fluctuations of $63 million, including hedging effects, compared to the second quarter of 2025. Revenues in the second quarter of 2026 included $3 million from a positive hedging impact, while revenues in the second quarter of 2025 included $25 million from a negative hedging impact, which is included in “Other” in the table below. See note 8c to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Percentage Change
	2026	2025	2026-2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,024	$1,040	(2%)
AJOVY	78	71	10%
COPAXONE	49	50	(2%)
Respiratory products	58	55	6%
Other*	54	81	(34%)

Total	$1,263	$1,298	(3%)

*	Other revenues in the second quarter of 2025 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the second quarter of 2026, were $1,024 million, a decrease of 2% compared to the second quarter of 2025. In local currency terms, revenues decreased by 4%, mainly due to lower sales of generic products and seasonal OTC products, partially offset by higher revenues from recently launched products.

AJOVY revenues in our Europe segment in the second quarter of 2026 were $78 million, an increase of 10% compared to the second quarter of 2025. In local currency terms revenues increased by 7% due to growth in volume.

For information about AJOVY patent protection, see “—United States Revenues—Revenues by Major Products and Activities” above.

COPAXONE revenues in our Europe segment in the second quarter of 2026 were $49 million, a decrease of 2% compared to the second quarter of 2025. In local currency terms revenues decreased by 5%, mainly due to price reductions and lower volumes resulting from the availability of alternative therapies, partially offset by a decrease in sales allowance due to a non-recurring item.

Respiratory products revenues in our Europe segment in the second quarter of 2026 were $58 million, an increase of 6% compared to the second quarter of 2025. In local currency terms, revenues increased by 3%, mainly due to higher volumes as a result of increased supply.

Product Launches and Pipeline

As of June 30, 2026, our generic products pipeline in Europe included 267 generic approvals relating to 33 compounds in 74 formulations. In addition, approximately 1,426 marketing authorization applications are pending approval in 37 European countries, relating to 99 compounds in 225 formulations. One application is pending with the European Medicines Agency (“EMA”).

For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

Europe Gross Profit

Gross profit from our Europe segment in the second quarter of 2026 was $704 million, a decrease of 2% compared to the second quarter of 2025.

Gross profit margin for our Europe segment in the second quarter of 2026 increased to 55.7%, compared to 55.2% in the second quarter of 2025. This increase was mainly due to a positive impact from hedging activities, partially offset by lower proceeds from the sale of certain product rights in the second quarter of 2026.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the second quarter of 2026 were $52 million, a decrease of 12% compared to the second quarter of 2025.

For a description of our R&D expenses in the second quarter of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the second quarter of 2026 were $222 million, a decrease of 2% compared to the second quarter of 2025.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the second quarter of 2026 were $66 million, a decrease of 1% compared to the second quarter of 2025.

Europe Profit

Profit from our Europe segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our Europe segment in the second quarter of 2026 was $367 million, an increase of 1%, compared to the second quarter of 2025.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$550	100%	$495	100%
Cost of sales	266	48.3%	251	50.8%
Gross profit	284	51.7%	243	49.2%
R&D expenses	26	4.8%	24	4.9%
S&M expenses	128	23.3%	114	23.0%
G&A expenses	38	6.9%	32	6.6%
Other	(8)	(1.4%)	(1)	§

Segment profit*	$99	18.0%	$74	14.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

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

As of the date of this Quarterly Report on Form 10-Q, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results and we have no manufacturing or R&D facilities in these markets. In the second quarter of 2026, the impact of this conflict on our International Markets segment was immaterial.

Revenues from our International Markets segment in the second quarter of 2026 were $550 million, an increase of 11% compared to the second quarter of 2025. In local currency terms, revenues increased by 7% compared to the second quarter of 2025, mainly due to higher revenues from our key innovative products AJOVY and AUSTEDO, primarily in China.

In the second quarter of 2026, revenues were positively impacted by exchange rate fluctuations of $19 million, net of hedging effects, compared to the second quarter of 2025. Revenues in the second quarter of 2026 included $11 million from a negative hedging impact, compared to a negative hedging impact of $8 million in the second quarter of 2025, which are included in “Other” in the table below. See note 8c to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Percentage Change 2026-2025
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$419	$410	2%
AJOVY	49	20	146%
AUSTEDO	20	3	571%
COPAXONE	8	7	7%
Other*	55	55	(1%)

Total	$550	$495	11%

*	Other revenues in the second quarter of 2025 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our International Markets segment in the second quarter of 2026 were $419 million, an increase of 2% compared to the second quarter of 2025. In local currency terms, revenues decreased by 1%.

AJOVY revenues in our International Markets segment in the second quarter of 2026 were $49 million, an increase of 146% compared to the second quarter of 2025. In local currency terms, revenues increased by 141%, mainly due to milestone payments received in China, as well as growth in other markets. In April 2026, we announced a strategic partnership for the marketing and distribution of AJOVY in China with Nuerogen (Zhuhai) Pharmaceutical Company Ltd.

AUSTEDO revenues in our International Markets segment in the second quarter of 2026 were $20 million, compared to $3 million in the second quarter of 2025. This increase was mainly due to timing of shipments, as well as growth in China.

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

COPAXONE revenues in our International Markets segment in the second quarter of 2026 were $8 million, an increase of 7% compared to the second quarter of 2025.

International Markets Gross Profit

Gross profit from our International Markets segment in the second quarter of 2026 was $284 million, an increase of 17% compared to the second quarter of 2025.

Gross profit margin for our International Markets segment in the second quarter of 2026 increased to 51.7%, compared to 49.2% in the second quarter of 2025. This increase was mainly due to higher revenues from AJOVY and AUSTEDO as discussed above.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the second quarter of 2026 were $26 million, an increase of 8% compared to the second quarter of 2025.

For a description of our R&D expenses in the second quarter of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the second quarter of 2026 were $128 million, an increase of 13% compared to the second quarter of 2025. This increase was mainly due to promotional activities related to our key innovative products, primarily AUSTEDO, as well as an impact from exchange rate fluctuations.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the second quarter of 2026 were $38 million, an increase of 17% compared to the second quarter of 2025.

International Markets Profit

Profit from our International Markets segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.

Profit from our International Markets segment in the second quarter of 2026 was $99 million, an increase of 34%, compared to the second quarter of 2025. This increase was mainly due to higher revenues, as discussed above.

Other Activities

We have other sources of revenues, primarily our distribution business in the United States through Anda, the sale of APIs to third parties, an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis and certain contract manufacturing services. Our Other Activities are not included in our United States, Europe or International Markets segments described above.

In alignment with our Pivot to Growth strategy, commencing January 1, 2026, Anda is no longer reported under our United States segment. As a result, from that date, Anda is reported as part of our Other Activities. Prior period amounts were recast to reflect this change. See note 15 to our consolidated financial statements.

In 2024, we announced that we intend to divest our API business (including its R&D, manufacturing and commercial activities) through a sale. The intention to divest is in alignment with our Pivot to Growth strategy, and Teva is conducting a sales process for this matter. However, there can be no assurance regarding the ultimate timing or structure of a potential divestiture or that a divestiture will be completed at all. For further information, see note 2 to our consolidated financial statements.

Our revenues from Other Activities in the second quarter of 2026 were $627 million, an increase of 5% in both U.S. dollars and in local currency terms, compared to the second quarter of 2025.

Anda revenues from third-party products in the second quarter of 2026 were $413 million, an increase of 13%, compared to the second quarter of 2025, mainly due to higher volumes. Anda, our distribution business in the United States, operates independently and distributes generic and innovative medicines and OTC pharmaceutical products from various manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda competes in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.

API sales to third parties in the second quarter of 2026 were $118 million, a decrease of 12% in both U.S. dollars and local currency terms, compared to the second quarter of 2025. This decrease was mainly due to lower demand resulting from market dynamics and price reductions.

Revenues from additional other activities, mainly from Medis and certain contract manufacturing services, were $95 million in the second quarter of 2026, a decrease of 3% in U.S. dollars, or 5% in local currency terms compared to the second quarter of 2025.

Teva Consolidated Results

Revenues

Revenues in the second quarter of 2026 were $4,142 million, a decrease of 1% in U.S. dollars, or 3% in local currency terms compared to the second quarter of 2025. This decrease was mainly due to lower revenues from generic products, primarily lenalidomide capsules (a generic version of Revlimid®) in our U.S. segment, partially offset by higher revenues from our key innovative products, primarily AUSTEDO and AJOVY.

See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements in the second quarter of 2026, including hedging effects, positively impacted revenues by $85 million, compared to the second quarter of 2025. See note 8c to our consolidated financial statements.

Gross Profit

Gross profit in the second quarter of 2026 was $2,153 million, an increase of 2% compared to $2,102 million in the second quarter of 2025.

Gross profit margin was 52.0% in the second quarter of 2026, compared to 50.3% in the second quarter of 2025. This increase was mainly due to a favorable mix of products, primarily higher revenues from AUSTEDO and AJOVY, partially offset by lower revenues from generic products, primarily lenalidomide capsules (a generic version of Revlimid®).

Research and Development (R&D) Expenses, net

Our R&D activities for innovative medicines and biosimilar products, including through our collaborations, in each of our segments include costs of discovery research, preclinical work, drug formulation, early- and late-stage clinical development, upfront and milestone payments and product registration costs. These expenditures are reported net of contributions received from collaboration partners. Our spending takes place throughout the development process, including (i) early-stage projects in both discovery and preclinical phases; (ii) middle-stage projects in clinical programs up to Phase 3; (iii) late-stage projects in Phase 3 programs, including where a new drug application is currently pending approval; (iv) post-approval studies for marketed products; and (v) indirect expenses, such as costs of infrastructure and personnel.

Our R&D activities for generic products in each of our segments include both (i) direct expenses relating to product formulation, analytical method development, stability testing, management of bioequivalence and other clinical studies and regulatory filings; and (ii) indirect expenses, such as costs of infrastructure and personnel.

IPR&D that is acquired in connection with an asset acquisition and not a business combination is expensed on its acquisition date unless it has an alternative future use.

In the second quarter of 2026, our R&D expenses, net, were primarily related to our innovative product pipeline in neuroscience, including rare neuroscience diseases, immunology, and selected other areas, as well as our generics and biosimilars pipeline.

R&D expenses, net in the second quarter of 2026, were $970 million, an increase of 298% compared to $244 million in the second quarter of 2025, primarily due to the acquisition of Emalex and its primary asset ecopipam (EBS-101). This increase was partially offset by a decrease in expenses related to our generic projects. See ‘Emalex Biosciences Acquisition’ above, and ‘Emalex Biosciences’ included in note 2 to our consolidated financial statements.

Our R&D expenses, net in the second quarters of 2026 and 2025, were also impacted by reimbursements and cost sharing from our strategic partnerships and collaborations entered into in recent years. See note 2 to our consolidated financial statements.

R&D expenses, net as a percentage of revenues were 23.4% in the second quarter of 2026, compared to 5.8% in the second quarter of 2025.

Innovative Medicines Pipeline

Below is a description of key products in our innovative medicines pipeline as of July 29, 2026:

	Phase 2	Phase 3	Submitted for Regulatory Review
Neuroscience			olanzapine LAI (TEV-‘749) Schizophrenia (December 2025)

ecopipam (EBS-101) Tourette syndrome (June 2026)
Immunology	Anti-IL-15 (TEV-’408) Celiac disease	Dual Action Rescue Inhaler (DARI) (ICS/SABA; TEV-’248)(2) Asthma (February 2023)
	emrusolmin(1) (TEV-‘286) Multiple System Atrophy	duvakitug (anti-TL1A)(3) (TEV-’574) Inflammatory Bowel Disease (October 2025)

(1)	In collaboration with Modag.
(2)	In collaboration with Launch Therapeutics.
(3)	In collaboration with Sanofi.

Biosimilar Products Pipeline

We have biosimilar products in development internally and with our partners that are in various stages of development, including confirmatory clinical trials for TEV-‘292, the proposed biosimilar to Eylea® HD (aflibercept), and Entyvio® SC (vedolizumab), which are in collaboration with Alvotech for the U.S. market; and TEV-‘333 and TEV-‘316, both in collaboration with mAbxience. Our proposed biosimilar to Xgeva® (denosumab) and our proposed biosimilars to Entyvio® IV (vedolizumab), Simponi®, Simponi Aria® (golimumab), and Eylea® (aflibercept), which are in collaboration with Alvotech, were submitted for regulatory review in the U.S. Our proposed biosimilar to Xolair® (omalizumab) was submitted for regulatory review in the U.S. and Europe.

Selling and Marketing (S&M) Expenses

S&M expenses in the second quarter of 2026, were $717 million, an increase of 10% compared to the second quarter of 2025. This increase was mainly a result of the factors discussed above under “—United States segment—S&M Expenses” and “—International Markets segment— S&M Expenses.”

S&M expenses as a percentage of revenues were 17.3% in the second quarter of 2026, compared to 15.7% in the second quarter of 2025.

General and Administrative (G&A) Expenses

G&A expenses in the second quarter of 2026 were $317 million, an increase of 4% compared to the second quarter of 2025.

G&A expenses as a percentage of revenues were 7.7% in the second quarter of 2026, compared to 7.3% in the second quarter of 2025.

Intangible Asset Impairments

We recorded expenses of $22 million for identifiable intangible asset impairments in the second quarter of 2026, compared to expenses of $42 million in the second quarter of 2025. See note 5 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $147 million for other asset impairments, restructuring and other items in the second quarter of 2026, compared to $232 million in the second quarter of 2025. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $230 million in legal settlements and loss contingencies in the second quarter of 2026, compared to expenses of $166 million in the second quarter of 2025. See note 9 to our consolidated financial statements.

Other Loss (Income)

Other income in the second quarter of 2026 was $19 million, compared to other loss of $4 million in the second quarter of 2025.

Operating Income (Loss)

Operating loss was $231 million in the second quarter of 2026, compared to an operating income of $455 million in the second quarter of 2025. This change was mainly due to higher R&D expenses primarily related to the acquisition of Emalex and its primary asset ecopipam (EBS-101). See ‘Emalex Biosciences Acquisition’ above, and ‘Emalex Biosciences’ included in note 2 to our consolidated financial statements.

Operating loss as a percentage of revenues was 5.6% in the second quarter of 2026, compared to operating income as a percentage of revenues of 10.9% in the second quarter of 2025.

Financial Expenses, Net

In the second quarter of 2026, financial expenses, net were $224 million, mainly comprised of net interest expenses of $195 million. In the second quarter of 2025, financial expenses, net were $252 million, mainly comprised of net interest expenses of $203 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
	(U.S. $ in millions)
United States profit (loss)	$(76)	$699
Europe profit	367	364
International Markets profit	99	74

Total reportable segments profit	391	1,136
Profit (loss) of Other Activities	(16)	(3)

Amounts not allocated to segments:
Amortization	139	148
Other assets impairments, restructuring and other items	147	232
Intangible assets impairments	22	42
Legal settlements and loss contingencies	230	166
Other unallocated amounts	68	91

Consolidated operating income (loss)	(231)	455

Financial expenses, net	224	252

Consolidated income (loss) before income taxes	$(455)	$203

Income Taxes

In the second quarter of 2026, we recognized a tax expense of $121 million, on pre-tax loss of $455 million. In the second quarter of 2025, we recognized a tax benefit of $78 million, on pre-tax income of $203 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net loss attributable to Teva was $576 million in the second quarter of 2026, compared to net income of $282 million in the second quarter of 2025. This change was mainly due to the change in operating loss and higher income taxes, primarily due to the acquisition of Emalex and its primary asset ecopipam (EBS-101), as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended June 30, 2026 and 2025 was 1,165 million shares and 1,161 million shares, respectively.

Diluted loss per share was $0.49 in the second quarter of 2026, compared to diluted earnings per share of $0.24 in the second quarter of 2025. See note 13 to our consolidated financial statements.

Share Count for Market Capitalization

We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.

As of June 30, 2026 and 2025, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,191 million shares and 1,179 million shares, respectively.

Impact of Currency Fluctuations on Results of Operations

In the second quarter of 2026, approximately 45% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, Swiss franc, Russian ruble, British pound, Canadian dollar, new Israeli shekel and Polish złoty) impacted our results.

During the second quarter of 2026, the following main currencies relevant to our operations increased in value against the U.S. dollar (each compared on a quarterly average basis): new Israeli shekel by 21%, Hungarian forint by 15%, Brazilian real by 12%, Mexican peso by 12%, Australian dollar by 11%, Russian ruble by 8%, Swiss franc by 5%, Polish złoty by 3% and euro by 3%. The following currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Argentinian peso by 19%, Indian rupee by 9% and Ukrainian hryvna by 6%.

As a result, exchange rate movements during the second quarter of 2026, including hedging effects, positively impacted revenues by $85 million and operating loss by $26 million, compared to the second quarter of 2025.

During the second quarter of 2026, a negative hedging impact of $8 million was recognized under revenues, and a positive hedging impact of $9 million was recognized under cost of sales. During the second quarter of 2025, a negative hedging impact of $32 million was recognized under revenues and a positive hedging impact of $4 million was recognized under cost of sales.

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

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025

Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the six months ended June 30, 2026 and 2025. Where there are different factors affecting the six-month comparison, we have described them below.

Segment Information

United States Segment

The following table presents revenues, expenses and profit for our United States segment for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,236	100%	$3,322	100%
Cost of sales	995	30.8%	1,097	33.0%
Gross profit	2,241	69.2%	2,225	67.0%
R&D expenses*	1,030	31.8%	306	9.2%
S&M expenses	593	18.3%	493	14.9%
G&A expenses	197	6.1%	206	6.2%
Other	(9)	§	3	§

Segment profit**	$431	13.3%	$1,216	36.6%

*

In the first six months of 2026, mainly related to the acquisition of Emalex and its primary asset ecopipam (EBS-101) in the United States segment. See ‘Emalex Biosciences Acquisition’ above, and ‘Emalex Biosciences’ included in note 2 to our consolidated financial statements.

**	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

United States Revenues

Revenues from our United States segment in the first six months of 2026 were $3,236 million, a decrease of 3% compared to $3,322 million in the first six months of 2025.

Revenues by Major Products and Activities

The following table presents revenues for our United States segment by major products and activities for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Percentage Change
	2026	2025	2026-2025
	(U.S. $ in millions)
Generic products (including biosimilars)	$1,272	$1,809	(30%)
AJOVY	203	117	74%
AUSTEDO	1,236	891	39%
BENDEKA and TREANDA	55	76	(28%)
COPAXONE	124	116	7%
UZEDY	140	93	51%
Other	206	220	(6%)

Total	$3,236	$3,322	(3%)

United States Gross Profit

Gross profit from our United States segment in the first six months of 2026 was $2,241 million, an increase of 1% compared to $2,225 million in the first six months of 2025.

Gross profit margin for our United States segment in the first six months of 2026 increased to 69.2% compared to 67.0% in the first six months of 2025.

United States R&D Expenses

R&D expenses relating to our United States segment in the first six months of 2026 were $1,030 million, an increase of 236% compared to $306 million in the first six months of 2025.

United States S&M Expenses

S&M expenses relating to our United States segment in the first six months of 2026 were $593 million, an increase of 20% compared to $493 million in the first six months of 2025.

United States G&A Expenses

G&A expenses relating to our United States segment in the first six months of 2026 were $197 million, a decrease of 4% compared to $206 million in the first six months of 2025.

United States Profit

Profit from our United States segment in the first six months of 2026 was $431 million, a decrease of 65% compared to $1,216 million in the first six months of 2025.

Europe Segment

The following table presents revenues, expenses and profit for our Europe segment for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026			2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$2,603		100.0%		$2,492		100.0%
Cost of sales	1,165		44.8%		1,117		44.8%
Gross profit	1,438		55.2%		1,374		55.2%
R&D expenses	97		3.7%		120		4.8%
S&M expenses	437		16.8%		427		17.1%
G&A expenses	139		5.3%		135		5.4%
Other	(3)	§		§		§

Segment profit*	$768		29.5%		$693		27.8%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues

Our Europe segment includes the European Union, the United Kingdom, and certain other European countries.

Revenues from our Europe segment in the first six months of 2026 were $2,603 million, an increase of $111 million compared to the first six months of 2025. In local currency terms, revenues decreased by 4% compared to the first six months of 2025.

Revenues by Major Products and Activities

The following table presents revenues for our Europe segment by major products and activities for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Percentage Change
	2026	2025	2026-2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$2,113	$2,029	4%
AJOVY	154	129	19%
COPAXONE	89	92	(3%)
Respiratory products	117	110	7%
Other*	130	132	(1%)

Total	$2,603	$2,492	4%

*	Other revenues in the first six months of 2026 and 2025 include the sale of certain product rights.

Europe Gross Profit

Gross profit from our Europe segment in the first six months of 2026 was $1,438 million, an increase of 5% compared to $1,374 million in the first six months of 2025.

Gross profit margin for our Europe segment in the first six months of 2026 was 55.2%, flat compared to the first six months of 2025.

Europe R&D Expenses

R&D expenses relating to our Europe segment in the first six months of 2026 were $97 million, a decrease of 19% compared to $120 million in the first six months of 2025.

Europe S&M Expenses

S&M expenses relating to our Europe segment in the first six months of 2026 were $437 million, an increase of 2% compared to $427 million in the first six months of 2025.

Europe G&A Expenses

G&A expenses relating to our Europe segment in the first six months of 2026 were $139 million, an increase of 2% compared to $135 million in the first six months of 2025.

Europe Profit

Profit from our Europe segment in the first six months of 2026 was $768 million, an increase of 11% compared to $693 million in the first six months of 2025.

International Markets Segment

The following table presents revenues, expenses and profit for our International Markets segment for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026		2025
	(U.S. $ in millions /% of Segment Revenues)
Revenues	$1,074	100%	$1,077	100%
Cost of sales	547	50.9%	556	51.6%
Gross profit	527	49.1%	521	48.4%
R&D expenses	49	4.5%	49	4.6%
S&M expenses	245	22.8%	232	21.5%
G&A expenses	77	7.2%	72	6.7%
Other	(7)	(0.7%)	(2)	§

Segment profit*	$164	15.2%	$171	15.9%

*	Segment profit does not include amortization and certain other items.
§	Represents an amount less than 0.5%.

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

Revenues from our International Markets segment in the first six months of 2026 were $1,074 million, a decrease of $3 million compared to the first six months of 2025. In local currency terms, revenues decreased by 7% compared to the first six months of 2025, mainly due to the divestment of our business venture in Japan, partially offset by higher revenues from our key innovative products AJOVY and AUSTEDO, primarily in China.

In the first six months of 2026, revenues were positively impacted by exchange rate fluctuations of $70 million including hedging effects, compared to the first six months of 2025. Revenues in the first six months of 2026 included a negative hedging impact of $11 million compared to a negative hedging impact of $23 million in the first six months of 2025, which are included in “Other” in the table below. See note 8c to our consolidated financial statements.

Revenues by Major Products and Activities

The following table presents revenues for our International Markets segment by major products and activities for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Percentage Change
	2026	2025	2026-2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$805	$878	(8%)
AJOVY	83	48	72%
AUSTEDO	39	18	120%
COPAXONE	13	17	(23%)
Other*	134	116	15%

Total	$1,074	$1,077	§

*	Other revenues in the first six months of 2026 and 2025 include the sale of certain product rights.
§	Represents an amount less than 0.5%.

Generic products revenues (including OTC and biosimilar products) in our International Markets segment in the first six months of 2026 were $805 million, a decrease of 8% compared to the first six months of 2025. In local currency terms, revenues decreased by 13%, mainly due to the divestment of our business venture in Japan.

International Markets Gross Profit

Gross profit from our International Markets segment in the first six months of 2026 was $527 million, compared to $521 million in the first six months of 2025.

Gross profit margin for our International Markets segment in the first six months of 2026 was 49.1%, compared to 48.4% in the first six months of 2025.

International Markets R&D Expenses

R&D expenses relating to our International Markets segment in the first six months of 2026 were $49 million, flat compared to the first six months of 2025.

International Markets S&M Expenses

S&M expenses relating to our International Markets segment in the first six months of 2026 were $245 million, an increase of 6% compared to $232 million in the first six months of 2025.

International Markets G&A Expenses

G&A expenses relating to our International Markets segment in the first six months of 2026 were $77 million, an increase of 8% compared to $72 million in the first six months of 2025.

International Markets Profit

Profit from our International Markets segment in the first six months of 2026 was $164 million, a decrease of 4% compared to $171 million in the first six months of 2025. This decrease was mainly due to higher S&M expenses.

Other Activities

We have other sources of revenues, primarily our distribution business in the United States through Anda, the sale of APIs to third parties, an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis and certain contract manufacturing services. Our Other Activities are not included in our United States, Europe or International Markets segments described above.

Our revenues from Other Activities in the first six months of 2026 were $1,211 million, an increase of 3% in U.S. dollars or 2% in local currency terms, compared to the first six months of 2025.

Anda revenues from third-party products in the first six months of 2026 were $792 million, an increase of 7% compared to the first six months of 2025.

API sales to third parties in the first six months of 2026 were $227 million, a decrease of 14% in both U.S. dollars and local currency terms, compared to the first six months of 2025.

Revenues from additional other activities, mainly from Medis and certain contract manufacturing services, in the first six months of 2026 were $192 million, an increase of 11% in U.S. dollars compared to the first six months of 2025. In local currency terms, revenues increased by 4% compared to the first six months of 2025.

Teva Consolidated Results

Revenues

Revenues in the first six months of 2026 were $8,124 million, an increase of 1% compared to the first six months of 2025. In local currency terms, revenues decreased by 3%, compared to the first six months of 2025.

See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.

Exchange rate movements during the first six months of 2026, including hedging effects, positively impacted revenues by $304 million, compared to the first six months of 2025. See note 8c to our consolidated financial statements.

Gross Profit

Gross profit in the first six months of 2026 was $4,124 million, an increase of 4% compared to the first six months of 2025.

Gross profit margin was 50.8% in the first six months of 2026, compared to 49.3% in the first six months of 2025.

Research and Development (R&D) Expenses, net

R&D expenses, net in the first six months of 2026 were $1,191 million, an increase of 143% compared to the first six months of 2025.

R&D expenses, net as a percentage of revenues were 14.7% in the first six months of 2026, compared to 6.1% in the first six months of 2025.

Selling and Marketing (S&M) Expenses

S&M expenses in the first six months of 2026 were $1,413 million, an increase of 11% compared to the first six months of 2025.

S&M expenses as a percentage of revenues were 17.4% in the first six months of 2026 compared to 15.8% in the first six months of 2025.

General and Administrative (G&A) Expenses

G&A expenses in the first six months of 2026 were $621 million, an increase of 3% compared to the first six months of 2025.

G&A expenses as a percentage of revenues were 7.6% in the first six months of 2026, compared to 7.5% in the first six months of 2025.

Intangible Asset Impairments

We recorded expenses of $30 million for identifiable intangible asset impairments in the first six months of 2026, compared to expenses of $163 million in the first six months of 2025. See note 5 to our consolidated financial statements.

Other Asset Impairments, Restructuring and Other Items

We recorded expenses of $173 million for other asset impairments, restructuring and other items in the first six months of 2026, compared to $210 million in the first six months of 2025. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies

We recorded expenses of $303 million in legal settlements and loss contingencies in the first six months of 2026, compared to expenses of $252 million in the first six months of 2025. See note 9 to our consolidated financial statements.

Other Loss (Income)

Other income in the first six months of 2026 was $28 million, compared to other loss of $9 million in the first six months of 2025.

Operating Income (Loss)

Operating income was $421 million in the first six months of 2026, compared to $975 million in the first six months of 2025.

Operating income as a percentage of revenues was 5.2% in the first six months of 2026, compared to 12.1% in the first six months of 2025.

Financial Expenses, Net

In the first six months of 2026, financial expenses, net were $440 million, mainly comprised of net interest expenses of $396 million. In the first six months of 2025, financial expenses, net were $477 million, mainly comprised of net interest expenses of $415 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes

The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,
	2026	2025
	(U.S. $ in millions)
United States profit	$431	$1,216
Europe profit	768	693
International Markets profit	164	171

Total reportable segments profit	1,363	2,080
Profit (loss) of Other Activities	(32)	(1)

Amounts not allocated to segments:
Amortization	276	292
Other assets impairments, restructuring and other items	173	210
Intangible asset impairments	30	163
Legal settlements and loss contingencies	302	249
Other unallocated amounts	128	190

Consolidated operating income (loss)	421	975

Financial expenses, net	440	477

Consolidated income (loss) before income taxes	$(18)	$497

Income Taxes

In the first six months of 2026, we recognized a tax expense of $188 million, on pre-tax loss of $18 million. In the first six months of 2025, we recognized a tax benefit of $4 million, on pre-tax income of $497 million. See note 11 to our consolidated financial statements.

Net Income (Loss) Attributable to Teva

Net loss attributable to Teva was $207 million in the first six months of 2026, compared to a net income of $497 million in the first six months of 2025.

Diluted Shares Outstanding and Earnings (Loss) per Share

The weighted average diluted shares outstanding used for the fully diluted share calculations for the six months ended June 30, 2026 and 2025 was 1,160 million shares and 1,159 million shares, respectively.

Diluted loss per share was $0.18 for the six months ended June 30, 2026, compared to diluted earnings per share of $0.43 for the six months ended June 30, 2025. See note 13 to our consolidated financial statements.

Impact of Currency Fluctuations on Results of Operations

In the first six months of 2026, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the exchange rate between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, Swiss franc, Russian ruble, British pound, Canadian dollar, new Israeli shekel, Polish złoty, Swedish krona, Chilean peso and Indian rupee) impacted our results.

During the first six months of 2026, the following main currencies relevant to our operations increased in value against the U.S. dollar (all compared on a six-month average basis): new Israeli shekel by 18%, Hungarian forint by 16%, Russian ruble by 14%, Mexican peso by 14%, Brazilian real by 12%, Norwegian krone by 12%, Australian dollar by 11%, Swedish krona by 10%, Swiss franc by 10%, euro by 7%, Polish złoty by 7%, British pound by 4% and Canadian dollar by 2%. The following main currencies relevant to our operations decreased in value against the U.S. dollar (all compared on a six-month average basis): Argentinian peso by 22%, Indian rupee by 7%, Japanese yen by 6% and Ukrainian hryvna by 5%.

As a result, exchange rate movements during the first six months of 2026, including hedging effects, positively impacted overall revenues by $304 million and our operating income by $98 million, compared to the first six months of 2025.

In the first six months of 2026, a positive hedging impact of $3 million was recognized under revenues, and a positive hedging impact of $6 million was recognized under cost of sales. In the first six months of 2025, a negative hedging impact of $60 million was recognized under revenues and a positive hedging impact of $3 million was recognized under cost of sales.

Hedging transactions of future projected revenues and expenses are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. See note 8c to our consolidated financial statements.

2026 Aggregated Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

Total balance sheet assets were $39,857 million as of June 30, 2026, compared to $40,748 million as of December 31, 2025.

Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $2,521 million as of June 30, 2026, compared to negative $2,733 million as of December 31, 2025. This change was mainly due to a decrease in employee-related obligations as discussed below. Net changes in working capital items were neutral. We continue our efforts to optimize our working capital management.

Employee-related obligations, as of June 30, 2026 were $488 million, compared to $739 million as of December 31, 2025. The decrease in the first six months of 2026 was mainly due to performance incentive payments to employees for 2025, partially offset by an accrual for performance incentive payments to employees for 2026.

Cash investment in property, plant and equipment and intangible assets in the second quarter of 2026 was $104 million compared to $96 million in the second quarter of 2025. Depreciation in the second quarter of 2026 was $102 million compared to $103 million in the second quarter of 2025.

Cash and cash equivalents as of June 30, 2026, were $3,655 million, compared to $3,556 million as of December 31, 2025. See also the statement of cash flows included in our consolidated financial statements.

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

Debt Balance and Movements

As of June 30, 2026, our debt was $16,593 million, compared to $16,807 million as of December 31, 2025. This decrease was mainly due to $201 million in exchange rate fluctuations.

In February 2026, we repaid $23 million of the 0.25% convertible senior debentures at maturity.

As of June 30, 2026, 57% of our debt was denominated in U.S. dollars, with the remainder denominated in euros.

The portion of total debt classified as short-term as of June 30, 2026 was 27% compared to 11% as of December 31, 2025.

Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 68% as of June 30, 2026 and December 31, 2025. Our average debt maturity was approximately 5.1 years as of June 30, 2026, compared to 5.6 years as of December 31, 2025.

Total Equity

Total equity was $7,757 million as of June 30, 2026, compared to $7,914 million as of December 31, 2025. This decrease was mainly due to net loss attributable to Teva of $207 million.

Exchange rate fluctuations affected our balance sheet, as approximately 60% of our net assets as of June 30, 2026 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2025, changes in currency rates as of June 30, 2026, had a negative impact of $71 million on our equity. The following main currencies decreased in value against the U.S. dollar: Indian rupee by 5%, Polish złoty by 4%, Canadian dollar by 4%, Japanese yen by 3%, euro by 3%, Chilean peso by 2%, Peruvian nuevo sol by 2%, British pound by 2% and Swiss franc by 2%. The following main currencies increased in value against the U.S. dollar: Russian ruble by 3% and Mexican peso by 3%. All comparisons are on a year-to-date basis.

Cash Flow

We continually seek to improve the efficiency of our working capital management. Periodically, as part of our cash and commercial relationship management activities, we make decisions in our commercial, supply chain, and other activities which drive an optimization of our inventory levels, an acceleration of receivable payments from customers, or deceleration of payments to vendors, including timing of payments related to legal settlements, tax authorities and other matters. These have the effect of increasing or decreasing cash from operations, as well as working capital balance items during any given period. Increased cash from operations has the effect of reducing our leverage ratio, which is measured net of cash and cash equivalents, as of the end of such period. In connection with these efforts, we have been able to secure more favorable payment terms from many of our vendors and expect to continue with these efforts in future periods. In addition, in periods in which collections from customers are delayed, we have and expect we may in the future extend the time to pay certain vendors, so as to balance our liquidity position. Such decisions have had and may in the future have a material impact on our annual operating cash flow measurement and results of operations.

Cash flow generated from operating activities during the second quarter of 2026 was $411 million compared to $227 million in the second quarter of 2025. The higher cash flow generated from operating activities in the second quarter of 2026 was mainly due to lower contingent consideration payments and lower tax payments, partially offset by higher legal settlement payments.

During the second quarter of 2026, we generated free cash flow of $622 million, which we define as comprising: $411 million in cash flow generated from operating activities, $311 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $4 million of proceeds from the sale of businesses and long-lived assets, partially offset by $104 million in cash used for capital investments. During the second quarter of 2025, we generated free cash flow of $476 million, which we define as comprising $227 million in cash flow generated from operating activities, $336 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $9 million of proceeds from the sale of businesses and long-lived assets, partially offset by $96 million in cash used for capital investments. The increase in the second quarter of 2026 resulted mainly from higher cash flow generated from operating activities, as discussed above.

Dividends

We have not paid dividends on our ordinary shares or American Depositary Shares (ADSs) since December 2017.

Commitments

In addition to financing obligations under short-term debt and long-term senior notes and loans and debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements, collaboration agreements, development funding agreements and participation in joint ventures associated with R&D activities. For further information on these agreements see note 2 to our consolidated financial statements.

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

In connection with certain development, supply and marketing, and research and collaboration or services agreements, we are required to indemnify the parties to such agreements against third-party claims relating to (i) infringement or violation of intellectual property or other rights of such third party; or (ii) damages to users of the related products. Except as described in our financial statements, we are not aware of any material pending action that may result in the counterparties to these agreements claiming such indemnification.

Non-GAAP Net Income and Non-GAAP EPS Data

We present non-GAAP net income and non-GAAP earnings per share (“EPS”) as management believes that such data provide useful information to investors because they are used by management and our Board of Directors, in conjunction with other performance metrics, to evaluate our operational performance, to prepare and evaluate our work plans and annual budgets and ultimately to evaluate the performance of management, including annual compensation. While other qualitative factors and judgment also affect annual compensation, the principal quantitative elements in the determination of such compensation are performance targets tied to the work plan, which are based on these non-GAAP measures.

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

•	acquisition- or divestment-related items, including loss (gain) on sale of businesses, changes in contingent consideration, integration costs, banker and other professional fees and inventory step-up;

•	expenses related to our equity compensation;

•	significant one-time financing costs, amortization of issuance costs and terminated derivative instruments, and marketable securities investment valuation gains/losses;

•	unusual tax items;

•	other awards or settlement amounts, either paid or received;

•

other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as impacts due to significant costs for remediation of plants, or other unusual events; and

•	corresponding tax effects of the foregoing items.

The following tables present our non-GAAP net income and non-GAAP EPS for the three and six months ended June 30, 2026 and 2025, as well as reconciliations of each measure to their nearest GAAP equivalents:

	Three months ended			Six months ended
	June 30,			June 30,
($ in millions except per share amounts)	2026		2025	2026		2025
Net income (Loss) attributable to Teva	($)	(576)	282	($)	(207)	497
Increase (decrease) for excluded items:
Amortization of purchased intangible assets		139	148		276	292
Legal settlements and loss contingencies(1)		230	166		302	249
Impairment of long-lived assets(2)		113	99		122	177
Restructuring costs(3)		38	154		63	168
Equity compensation		40	38		83	72
Contingent consideration		17	19		22	30
Financial expenses		8	37		21	51
Other non-GAAP items(4)		29	53		41	118
Corresponding tax effects and unusual tax items(5)		(17)	(228)		(82)	(283)
Non-GAAP net income attributable to Teva	($)	21	769	($)	642	1,371
Non-GAAP tax rate(6)		86.7%	16.4%		29.6%	16.9%
GAAP diluted earnings (loss) per share attributable to Teva	($)	(0.49)	0.24	($)	(0.18)	0.43
EPS difference(7)		0.51	0.42		0.72	0.75
Non-GAAP diluted EPS attributable to Teva(7)	($)	0.02	0.66	($)	0.54	1.18
Non-GAAP average number of shares (in millions)(7)		1,181	1,161		1,179	1,159

(1)

For the three and six months ended June 30, 2026, adjustments for legal settlements and loss contingencies mainly consisted of (a) an estimated provision recorded in connection with one of the Company’s ongoing antitrust litigations in the amount of $117 million, and (b) an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments) in the amount of $49 million and $97 million, respectively.

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

(2)	The expense for the three and six months ended June 30, 2026, was mainly related to an impairment charge of $70 million in connection with a manufacturing facility in Europe.

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

(3)

In the three and six months ended June 30, 2025, Teva recorded $154 million and $168 million, respectively, of restructuring expenses primarily related to optimization activities in connection with Teva’s Transformation programs related to Teva’s global organization and operations mainly through headcount reduction.

(4)

Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to the rationalization of our plants, accelerated depreciation, material litigation fees and other unusual events.

(5)

Adjustments for corresponding tax effects and unusual tax items exclusively consisted of the tax impact directly attributable to the pre-tax items that are excluded from non-GAAP net income included in the other adjustments to this table.

(6)

Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above. Our non-GAAP tax rate in the second quarter of 2026 was mainly affected by an unfavorable tax impact of a non-deductible acquired IPR&D charge related to the acquisition of Emalex and its primary asset ecopipam (EBS-101), the generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate and other infrequent or non-recurring items.

(7)	EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.

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

After evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there was no change in Teva’s internal control over financial reporting that materially affected or is reasonably likely to materially affect Teva’s internal control over financial reporting.

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
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2026.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended June 30, 2026. In April 2026, Teva’s Board of Directors instructed management to plan for a share repurchase program that may be implemented, subject to meeting applicable legal requirements. Under applicable Israeli corporate law, a share repurchase is considered a distribution and is subject to the applicable statutory tests and limitations, related to a company’s profits and solvency capabilities. Pursuant to a recent amendment in applicable corporate law regulations, companies whose shares are listed abroad (including dual-listed companies such as Teva), may benefit from certain relief with respect to the procedures to be taken in connection with share repurchases. Decisions regarding any future share repurchases will depend on certain factors, such as market conditions, share price and other opportunities to invest capital for growth in alignment with the Company’s Pivot to Growth strategy, and are subject to the approval by Teva’s Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Termination of the ADS Program and Listing of Ordinary Shares in Lieu of ADSs
As described in our periodic reports filed with the SEC, our American depositary shares (“ADSs”) are currently listed on the New York Stock Exchange (the “NYSE”), and each ADS represents one of our ordinary shares, par value NIS 0.10 per share (the “Ordinary Share”).
We have informed Citibank, N.A. (the “Depositary”) of our intent to list our Ordinary Shares underlying the ADSs directly on the NYSE and on July 28, 2026, instructed the Depositary to terminate our existing ADS program (the “ADS Program”). The termination of the ADS Program is expected to occur at the open of business (New York time) on September 14, 2026, from which time all outstanding ADSs will be cancelled in exchange for an equal number of economically equivalent NYSE-listed Ordinary Shares. The Ordinary Shares will be listed on the NYSE in lieu of the ADSs and trade under the same symbol as the ADSs, “TEVA”. The Ordinary Shares will also continue to be listed on the Tel Aviv Stock Exchange (“TASE”) under the same symbol “TEVA”.

Following the termination of our ADS Program, the holders of ADSs will continue to be equity holders in the Company, but will hold their equity interests in the form of Ordinary Shares rather than as ADSs through the Depositary. Former holders of ADSs will no longer exercise their rights through the Depositary pursuant to the Amended Deposit Agreement (as hereinafter defined), but will instead hold our Ordinary Shares and exercise their rights as shareholders pursuant to our governing documents and applicable law. The Ordinary Shares will be equivalent and fully fungible, whether traded on the NYSE or the TASE. In connection with the direct listing of the Ordinary Shares on the NYSE, we will transfer the maintenance of our share register to Equiniti Trust Company, LLC, in its capacity as transfer agent and registrar (the “Transfer Agent”).
To implement the termination of the ADS program and provide for the mandatory exchange of ADSs for Ordinary Shares, we and the Depositary agreed to amend the Second Amended and Restated Deposit Agreement, dated as of December 4, 2018 (“Existing Deposit Agreement” and, as amended, the “Amended Deposit Agreement”), among us, the Depositary and all holders and beneficial owners of ADSs issued thereunder. The form of the Amended Deposit Agreement, which is expected to take effect on August 31, 2026, is attached hereto as Exhibit 4.1. In connection with the amendment, the Depositary will notify the ADS holders of the termination of the ADS Program. A form of such notice is attached hereto as Exhibit 99.1. We will also provide further information on the process on the investor relations section of our website, available at ir.tevapharm.com.
The implementation of the mandatory exchange and the delivery and listing of the Ordinary Shares on the NYSE remain at the discretion of our management, subject to compliance with applicable law and the rules of the NYSE and the ability of certain intermediaries to implement the contemplated structure for listing the Ordinary Shares on the NYSE. The exchange of ADSs for Ordinary Shares may be impacted by changes in, among other things: (i) the ability of third parties, including the Depositary and the Transfer Agent, to implement the contemplated structure for supporting the listing of Ordinary Shares on NYSE, including transitioning books and records to the Transfer Agent, (ii) obtaining requisite approval by the NYSE for the listing of the Ordinary Shares, and (iii) the establishment and maintenance of the contemplated structure with the Transfer Agent and the Depository Trust Company (“DTC”) to support the listing of the Ordinary Shares on the NYSE, including the eligibility of the Ordinary Shares for clearance and custody in the DTC system. The failure of any such intermediaries to implement the contemplated structure may prevent the exchange of ADSs for Ordinary Shares from being implemented on a timely basis, as contemplated, or at all, or may impact the eligibility of the Ordinary Shares for continued deposit with DTC and listing on the NYSE.
Director and Officer Rule
10b5-1
Trading Arrangements
During the fiscal quarter ended June 30, 2026, each of the following officers adopted a Rule
10b5-1
trading arrangement (as such term is defined in Item 408 of Regulation
S-K).
All trading plans are intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act.

Name and Title	Date	Expiration Date	Maximum Shares Subject to Plan (1)
Evan Lippman, EVP, Business Development	May 16, 2026	May 18, 2027	74,281
Richard D. Francis, President and CEO	June 15, 2026	November 27, 2026	500,000
Brian P. Savage, Interim Chief Legal Officer	June 16, 2026	March 8, 2027	13,627

(1)	Certain plans include shares to be sold solely to cover tax withholding obligations.

ITEM 6. EXHIBITS

4.1	Form of Amendment No. 1 to Second Amended and Restated Deposit Agreement among Teva Pharmaceutical Industries Limited, Citibank, N.A., as depositary, and the holders from time to time of Shares *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Form of Notice of Amendment of the Deposit Agreement and Termination of the ADS Program for Teva Pharmaceutical Industries Limited to Holders of ADSs of Teva Pharmaceutical Industries Limited *

101.INS	Inline XBRL Taxonomy Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Date: July 29, 2026	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer (Duly Authorized Officer)