Form 10-Q
period 2026-09-30
TEVA PHARMACEUTICAL INDUSTRIES LTD
filed 2026-11-03
CIK 818686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-16174

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

400 Interpace Parkway, #3
Parsippany NJ, 07054 USA
+1-973-658-0301
(Address of principal executive offices, zip code and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.10 per share	TEVA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

As of September 30, 2026, the registrant had 1,166,826,784 ordinary shares outstanding.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
For an accessible version of this Quarterly Report on Form 10-Q, please visit www.tevapharm.com

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

INTRODUCTION AND USE OF CERTAIN TERMS
Unless otherwise indicated, all references to the “Company,” “we,” “our” and “Teva” refer to Teva Pharmaceutical Industries Limited and its subsidiaries, and references to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels. References to market data, including both sales and share data, are based on information provided by IQVIA, a provider of market research to the pharmaceutical industry (“IQVIA”), unless otherwise stated. References to “R&D” are to Research and Development, references to “IPR&D” are to in-process R&D, references to “S&M” are to Selling and Marketing and references to “G&A” are to General and Administrative. Some amounts in this report may not add up due to rounding. All percentages have been calculated using unrounded amounts. This report on Form 10-Q contains many of the trademarks and trade names used by Teva in the United States and internationally to distinguish its products and services. Trademarks and trade names presented in all capital letters are owned or licensed by Teva. Any third-party trademarks mentioned in this report will not be in all capital letters and are the property of their respective owners.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q, and the reports and documents incorporated by reference in this Quarterly Report on Form 10-Q, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management’s current beliefs and expectations and are subject to substantial risks and uncertainties, both known and unknown, that could cause our future results, performance or achievements to differ significantly from that expressed or implied by such forward-looking statements. These forward-looking statements include statements concerning our plans, strategies, objectives, future performance and financial and operating targets, and any other information that is not historical information. You can identify these forward-looking statements by the use of words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” "transition" and other words and terms of similar meaning and expression in connection with any discussion of future operating, financial performance or development. Important factors that could cause or contribute to such differences include risks relating to:
•our ability to successfully compete in the marketplace, including: that we are substantially dependent on our generic products; concentration of our customer base and commercial alliances among our customers; competition faced by our generic medicines from other pharmaceutical companies; changes in regulatory policy that may result in costs and delays; delays in launches of new generic products; our ability to develop and commercialize additional pharmaceutical products in a timely manner; intense competition for our innovative medicines; our ability to achieve expected results from investments in our product pipeline; our ability to successfully execute on our Pivot to Growth strategy, including to expand our innovative and biosimilar medicines pipeline, to profitably commercialize our innovative medicines and biosimilar portfolio, whether organically or through business development, to sustain and focus our portfolio of generic medicines, and to execute on our organizational transformation and to achieve expected cost savings; and the effectiveness of our patents and other measures to protect our intellectual property rights;
•our significant indebtedness, which may limit our ability to incur additional indebtedness, engage in additional transactions or make new investments; and our potential need to raise additional funds in the future, which may not be available on acceptable terms or at all;
•our business and operations in general, including: the impact of global geopolitical, economic conditions and other macroeconomic developments and the governmental and societal responses thereto, and our exposure to changes in international trade policies, including the imposition of tariffs in the jurisdictions in which we operate and their effects, and effects related to the agreement we entered with the U.S. Administration in October 2026, on the pricing and sales of our products, manufacturing and the availability of raw materials; effectiveness of our optimization efforts; significant disruptions of information technology systems, including cybersecurity attacks, as well as risks and uncertainties related to the adoption of artificial intelligence technologies, and breaches of our data security; interruptions in our supply chain or problems with internal or third party manufacturing; challenges associated with conducting business globally, including political or economic instability, prolonged government shutdowns, widespread outbreaks of major diseases and major hostilities or acts of terrorism, ongoing global conflicts, including in the Middle East and war involving Iran, and the international responses including economic, trade, financial or other restrictive measures directed specifically at Israel or Israeli companies, and the war between Russia and Ukraine; our ability to attract, hire, integrate and retain highly skilled personnel; our ability to successfully bid for suitable acquisition targets or licensing opportunities, or to consummate and/or integrate acquisitions successfully and cost-effectively; and our prospects and opportunities for growth if we sell or plan to sell assets or business units and close or divest plants and facilities, as well as our ability to successfully and cost-effectively effectuate and consummate such sales and divestitures, including our planned divestiture of our API business;
•compliance, regulatory and litigation matters, including: ongoing legal proceedings, legal settlements and loss contingencies, any failure to comply with complex legal and regulatory requirements, the effects of regulatory uncertainty and changes and the results of increased regulatory oversight, including expenditures required to ensure compliance with research, production and quality control regulations and remedial actions taken to address product issues, such as delayed product launches, product recalls, and facility shutdowns; the effects of governmental, regulatory and civil proceedings and litigation which we are, or in the future become, party to; the effects of reforms in healthcare regulation and related reductions in pharmaceutical pricing, reimbursement and coverage, including as a result of the One Big Beautiful Bill signed into law in the U.S. in July 2025 (“OBBBA”), which will likely reduce the number of insured in Medicaid and Health Insurance Exchange markets, potentially altering utilization patterns and shifting negotiating leverage among payors, our October 2026 agreement with the

U.S. Administration referenced above, which followed U.S. Executive Orders issued in April and May 2025 intended to reduce the prices paid for prescription medicines, including most-favored-nation pricing and related regulatory efforts; legal and regulatory actions in connection with public concern over the abuse of opioid medications; our ability to timely make payments required under our nationwide opioids settlement agreement and provide our generic version of Narcan® (naloxone hydrochloride nasal spray) in the amounts and at the times required under the terms of such agreement; scrutiny from competition and pricing authorities around the world, including our ability to comply with and operate under our deferred prosecution agreement (“DPA”) with the U.S. Department of Justice (“DOJ”); potential liability for intellectual property right infringement; significant product liability claims; claims brought by regulatory agencies; failure to comply with complex Medicare, Medicaid and other governmental programs’ reporting and payment obligations; compliance with sanctions and trade control laws; environmental risks and changes in governmental, investor and societal responses to climate change and sustainability related issues;
•financial, economic and other risks, including: our exposure to currency fluctuations and restrictions as well as credit risks; impairments of our long-lived assets; potential significant increases in tax liabilities; the effect on our overall effective tax rate of the termination or expiration of governmental programs or tax benefits, or of a change in our business; the impact of any failure to maintain effective internal control over our financial reporting; and our ability to achieve our aims as a result of directly listing our ordinary shares in lieu of the American Depository Shares (“ADS”) program;

and other factors discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, including in the sections captioned “Risk Factors.” Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements or other information contained herein, whether as a result of new information, future events or otherwise. You are cautioned not to put undue reliance on these forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except for share data)
(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,085	$3,556
Accounts receivables, net of allowance for credit losses of $71 million and $81 million as of September 30, 2026 and December 31, 2025, respectively.	3,837	3,709
Inventories	3,173	3,179
Prepaid expenses	1,014	1,122
Other current assets	658	539
Assets held for sale	1,836	1,842
Total current assets	14,602	13,946
Deferred income taxes	2,057	2,191
Other non-current assets	269	405
Property, plant and equipment, net	3,747	4,080
Operating lease right-of-use assets, net	321	345
Identifiable intangible assets, net	3,303	3,781
Goodwill	15,742	16,000
Total assets	$40,042	$40,748
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,038	$1,820
Sales reserves and allowances	3,955	4,143
Accounts payables	2,551	2,531
Employee-related obligations	588	739
Accrued expenses	2,962	2,687
Other current liabilities	1,036	1,182
Liabilities held for sale	296	354
Total current liabilities	15,425	13,456
Long-term liabilities:
Deferred income taxes	263	296
Other taxes and long-term liabilities	3,422	3,808
Senior notes and loans	12,680	14,986
Operating lease liabilities	266	288
Total long-term liabilities	16,632	19,379
Commitments and contingencies, see note 10
Total liabilities	32,057	32,834
Equity:
Teva shareholders’ equity:
Ordinary shares of NIS 0.10 par value per share; September 30, 2026 and December 31, 2025: authorized 2,495 million shares; issued 1,272 million shares and 1,257 million shares, respectively.	59	58
Additional paid-in capital	28,309	28,133
Accumulated deficit	(13,736)	(13,762)
Accumulated other comprehensive loss	(2,556)	(2,391)
Treasury shares as of September 30, 2026 and December 31, 2025 : 105 million ordinary shares and 107 million ordinary shares, respectively	(4,097)	(4,128)
	7,979	7,910
Non-controlling interests	5	4
Total equity	7,984	7,914
Total liabilities and equity	$40,042	$40,748
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenues	$4,395	$4,480	$12,519	$12,547
Cost of sales	1,955	2,176	5,954	6,264
Gross profit	2,440	2,304	6,565	6,282
Research and development expenses	297	256	1,489	746
Selling and marketing expenses	709	656	2,122	1,933
General and administrative expenses	298	317	919	920
Intangible assets impairments	24	64	54	227
Other assets impairments, restructuring and other items	264	62	438	272
Legal settlements and loss contingencies	202	60	504	312
Other loss (income)	(68)	7	(96)	15
Operating income (loss)	714	882	1,135	1,857
Financial expenses, net	414	237	854	714
Income (loss) before income taxes	300	646	282	1,143
Income taxes (benefit)	66	214	254	210
Share in (profits) losses of associated companies, net	*	(2)	*	(4)
Net income (loss)	234	434	27	937
Net income (loss) attributable to redeemable and non-redeemable non-controlling interests	1	1	1	7
Net income (loss) attributable to Teva	233	433	26	930
Earnings (loss) per share attributable to ordinary shareholders:
Basic	$0.20	$0.38	$0.02	$0.81
Diluted	$0.20	$0.37	$0.02	$0.80
Weighted average number of shares (in millions):
Basic	1,166	1,147	1,162	1,144
Diluted	1,183	1,164	1,180	1,160
__________
*    Represents an amount less than $0.5 million.

Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$234	$434	$27	$937
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(68)	(50)	(139)	672
Unrealized gain (loss) from derivative financial instruments, net	(21)	6	(23)	30
Unrealized loss on defined benefit plans	(1)	*	(2)	(2)
Total other comprehensive income (loss)	(90)	(44)	(164)	700
Total comprehensive income (loss)	144	390	(137)	1,637
Comprehensive income (loss) attributable to redeemable and non-redeemable non-controlling interests	2	1	2	34
Comprehensive income (loss) attributable to Teva	$142	$389	$(139)	$1,603
__________
*    Represents an amount less than $0.5 million.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Teva shareholders' equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva shareholders' equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at June 30, 2026	1,271	$59	$28,256	$(13,969)	$(2,465)	$(4,128)	$7,753	$4	$7,757
Net income (loss)				233			233	1	234
Other comprehensive income (loss)					(91)		(91)	1	(90)
Issuance of Shares	*	*	*
Stock-based compensation expense			38				38		38
Proceeds from exercise of options			46				46		46
Reissuance of treasury shares for stock compensation plans			(31)			31	—		—
Balance at September 30, 2026	1,272	$59	$28,309	$(13,736)	$(2,556)	$(4,097)	$7,979	$5	$7,984
__________
*    Represents an amount less than $0.5 million.

	Teva shareholders' equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva shareholders' equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2025	1,257	$58	$28,133	$(13,762)	$(2,391)	$(4,128)	$7,910	$4	$7,914
Net income (loss)				26			26	1	27
Other comprehensive income (loss)					(165)		(165)	1	(164)
Issuance of shares	15	*	*
Stock-based compensation expense			121				121		121
Proceeds from exercise of options			85				85		85
Reissuance of treasury shares for stock compensation plans			(31)			31	—		—
Balance at September 30, 2026	1,272	$59	$28,309	$(13,736)	$(2,556)	$(4,097)	$7,979	$5	$7,984
__________
*    Represents an amount less than $0.5 million.

	Teva shareholders' equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva shareholders' equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at June 30, 2025	1,253	$58	$28,003	$(14,676)	$(2,431)	$(4,128)	$6,827	$7	$6,834
Net income (loss)				433			433	1	434
Other comprehensive income (loss)					(44)		(44)		(44)
Stock-based compensation expense			34				34		34
Dividend to non-controlling interest*								(4)	(4)
Balance at September 30, 2025	1,253	$58	$28,038	$(14,243)	$(2,475)	$(4,128)	$7,250	$4	$7,254
__________
*    In connection with a declaration of dividends to non-controlling interests in Teva’s subsidiary in Bulgaria.

	Teva shareholders' equity
	Ordinary shares
	Number of shares (in millions)	Stated value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury shares	Total Teva shareholders' equity	Non-controlling interests	Total equity
	(U.S. dollars in millions)
Balance at December 31, 2024	1,240	$58	$27,764	$(15,173)	$(3,148)	$(4,128)	$5,373	$7	$5,380
Net income (loss)				930			930	1	931
Other comprehensive income (loss)					673		673		673
Issuance of shares	13	*	*
Proceeds from exercise of options			3				3		3
Stock-based compensation expense			106				106		106
Purchase of shares from redeemable non-controlling interests**			165				165		165
Dividend to non-controlling interest***								(4)	(4)
Balance at September 30, 2025	1,253	$58	$28,038	$(14,243)	$(2,475)	$(4,128)	$7,250	$4	$7,254
 _________
*    Represents an amount less than $0.5 million.
**    In connection with the sale of Teva’s business venture in Japan.
***    In connection with a declaration of dividends to non-controlling interests in Teva’s subsidiary in Bulgaria.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating activities:
Net income (loss)	$234	$434	$27	$937
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	245	249	725	742
Impairment of long-lived assets and assets held for sale	228	79	350	255
Acquired in-process research and development*	23	17	785	52
Net change in operating assets and liabilities	(682)	(578)	(1,523)	(1,647)
Deferred income taxes – net and uncertain tax positions	53	107	56	(76)
Stock-based compensation	38	34	121	106
Loss on extinguishment of debt	224	—	224	—
Other items	(53)	27	(65)	122
Net loss (gain) from sale of business and long-lived assets	(69)	—	(89)	—
Net cash provided by (used in) operating activities	241	369	612	491
Investing activities:
Beneficial interest collected in exchange for securitized trade receivables	327	274	992	932
Purchases of property, plant and equipment and intangible assets	(120)	(136)	(393)	(359)
Proceeds from sale of businesses and long-lived assets, net	47	8	93	34
Purchases of in-process research and development*	(46)	(12)	(747)	(41)
Other investing activities	2	1	3	6
Net cash provided by (used in) investing activities	210	135	(52)	572
Financing activities:
Repayment of senior notes and loans and other long-term liabilities	(4,883)	(444)	(4,906)	(4,112)
Proceeds from senior notes, net of issuance costs	4,845	(7)	4,845	2,298
Purchase of shares from redeemable and non-redeemable non-controlling interests	—	—	—	(38)
Dividends paid to redeemable and non-redeemable non-controlling interests	—	—	—	(340)
Other financing activities	43	(2)	78	1
Net cash provided by (used in) financing activities	6	(453)	18	(2,191)
Effect of exchange rate changes on cash and cash equivalents	(27)	(9)	(49)	31
Net change in cash and cash equivalents	430	42	529	(1,097)
Balance of cash, cash equivalents at beginning of period	3,655	2,161	3,556	3,300
Balance of cash, cash equivalents at end of period	4,085	2,203	4,085	2,203
Non-cash financing and investing activities:
Beneficial interest obtained in exchange for securitized accounts receivables	$253	296	$859	937
Receivable for sale of long-lived assets	90	—	90	—
Net change in operating assets and liabilities:
Other assets	$(233)	$(289)	$(835)	$(1,033)
Trade payables, accrued expenses, employee-related obligations and other liabilities	(109)	(309)	(209)	(300)
Trade receivables net of sales reserves and allowances	(311)	(145)	(298)	(298)
Inventories	(29)	165	(181)	(16)
	$(682)	$(578)	$(1,523)	$(1,647)
_________
* In the first nine months of 2026, mainly related to the acquisition of Emalex and its primary asset ecopipam (EBS-101). See ‘Emalex Biosciences’ included in note 2.
Amounts may not add up due to rounding.
The accompanying notes are an integral part of the financial statements.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION:
a.    Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary for a fair statement of the financial position and results of operations of Teva. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”). The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2025, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included in this Quarterly Report on Form 10-Q
In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity and disclosure of contingent liabilities and assets at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.
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
In preparing the Company’s consolidated financial statements, management also considered the impact of geopolitical conflicts and developments in the Middle East, including the war involving Iran, and in Russia and Ukraine. Given Teva’s global operations, including personnel and several manufacturing and R&D facilities in Israel, as well as its exposure to international markets, continued instability in the region could adversely impact Teva’s business operations and financial condition. During the three and nine months ended September 30, 2026, the impact of these conflicts on Teva’s results of operation and financial condition continued to be immaterial.
Teva’s results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of results that could be expected for the entire fiscal year.
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
In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the ASU and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company does not expect ASU 2025-12 to have a material impact on its consolidated financial statements.
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
a. Acquisitions
Emalex Biosciences
In April 2026, Teva entered into a definitive agreement to acquire all outstanding shares of Emalex Biosciences (“Emalex”), including its primary asset, ecopipam (EBS-101), which has completed Phase 3 for the treatment of Tourette syndrome in a pediatric population. On June 10, 2026, Teva completed the acquisition of Emalex, and paid approximately $700 million to Emalex’s former shareholders. Emalex’s former shareholders and other third parties may be eligible to receive additional milestone payments of up to $200 million and $125 million, respectively, as well as royalties on global net-sales of ecopipam (EBS-101), upon commercialization and subject to regulatory approval. On June 18, 2026, Teva submitted a New Drug Application (“NDA”) to the FDA for ecopipam (EBS-101), supported by results from the Phase 3 trial. On August 18, 2026, the FDA accepted Teva’s NDA and granted Priority Review for ecopipam (EBS-101).
The acquisition was accounted for as an ‘asset acquisition’ as it did not meet the definition of a ‘business,’ since substantially all of the fair value of the gross assets acquired was concentrated in an IPR&D asset, under ASC 805, Business Combinations. The total consideration was allocated based on the relative fair values of the assets acquired and liabilities assumed, and no goodwill or contingent consideration was recognized. Such contingent consideration payments will be recognized once they become probable and reasonably estimable. In accordance with ASC 730, since the IPR&D asset had no alternative future use in its acquired form, the Company recorded it as research and development expense. The fair value of acquired IPR&D was determined primarily using the income approach, which requires a forecast of all of the expected future cash flows. A discount rate of 8.75% was applied to the projected cash flows.
The following table summarizes the total consideration transferred and allocation of consideration transferred to the assets acquired, liabilities assumed and acquired IPR&D expense as of the acquisition date:

(U.S. $ in millions)
Cash consideration for outstanding shares, net of working capital adjustments	696
Transaction costs	8
Total consideration allocated	704
Other current assets	2
Deferred income taxes	134
Valuation allowance	(134)
Accrued expenses	(18)
Other liabilities	(4)
Total identifiable assets and liabilities acquired	(20)
Acquired IPR&D	724
Total consideration allocated	704
b. Other significant agreements
BioXcel Therapeutics
In August 2026, Teva entered into an asset sale agreement with BioXcel Therapeutics, Inc. (“BioXcel”) to serve as the stalking horse bidder in a court-supervised sale process pursuant to Section 363 of Chapter 11 of the U.S. Bankruptcy Code for the acquisition of substantially all of BioXcel’s assets, including IGALMI® (dexmedetomidine) sublingual film and the related pending supplemental New Drug Application (“sNDA”) for BXCL-501. Following the court-supervised sale process, Teva was selected as the successful bidder for the assets, and on October 21, 2026, the court approved the sale order. On October 27, 2026, Teva announced the completion of the acquisition of the neuroscience assets of BioXcel, including worldwide rights to BXCL-501 and IGALMI (dexmedetomidine) sublingual film. Under the terms of the agreement, Teva will acquire the assets for an upfront payment of $58 million and up to an additional $68 million in contingent payments. The contingent payments include time-based payments linked to the timing of the pending FDA approval of BXCL-501, including potential delays in approval, as well as payments based on the achievement of specified sales milestones. BXCL-501 is under FDA review for potential at-home use for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI is FDA-approved for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults under the supervision of a healthcare provider.
Samsung Bioepis
In September 2026, Teva entered into a global license, development, and commercialization agreement with Samsung Bioepis (“Samsung”) for up to six biosimilar candidates, with two confirmed investigational biosimilar candidates, SB41, a biosimilar candidate referencing Fasenra® (benralizumab), and SB44, a biosimilar candidate referencing Ilaris® (canakinumab), including an option to add up to four additional biosimilar candidates in the future. Under the terms of the agreement, Samsung will be responsible for the development, regulatory registration, and manufacture of the biosimilars, while Teva will be responsible for commercialization in global markets, including the U.S., Europe, and Canada. The companies have agreed to an option for expanding the partnership to other territories. Each company equally shares the related development costs, subject to an aggregate cap of $122 million per company. In the third quarter of 2026, Teva recognized an $8 million upfront payment obligation as R&D expenses, which is expected to be paid in the fourth quarter of 2026. Teva and Samsung will share revenues from commercialization of these biosimilars.
On November 3, 2026, Teva announced that it entered into a license and commercialization agreement in the U.S. with Samsung for the commercialization of two FDA-approved immunology biosimilars, infliximab-abda, a biosimilar to Remicade® (infliximab), and ETICOVO® (etanercept-ykro), a biosimilar to Enbrel® (etanercept). Under the terms of the agreement, Samsung will be responsible for the ongoing regulatory oversight and manufacture of the biosimilars, while Teva will be responsible for commercialization in the U.S. Subject to certain conditions, Teva will pay Samsung an upfront payment of $50 million. Samsung may be eligible for additional milestone payments, including future launch and commercial milestone payments of up to $370 million. Teva and Samsung will share profit from the commercialization of these products.
Polpharma
In December 2025, Teva entered into an agreement with Polpharma Biologics International AG (“Polpharma”), which became effective in June 2026, for the commercialization of the intravenous and subcutaneous formulations of Polpharma’s proposed biosimilar to Ocrevus® (ocrelizumab). Under the terms of the agreement, Polpharma retains full responsibility for the development and manufacturing of the biosimilar candidate, and Teva will be responsible for regulatory submissions and, upon approval, commercialization of both formulations in the United States, Europe, Brazil, Canada, Australia, New Zealand, Israel and Turkey. In the third quarter of 2026, Teva paid an upfront payment and a milestone payment to Polpharma, each in the amount of $15 million, which were recognized as R&D expenses during the second and third quarters, respectively. Polpharma may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $92 million. Teva and Polpharma will share revenue from the commercialization of this biosimilar.
Blackstone Life Sciences
On March 3, 2026, Teva entered into a funding agreement with Blackstone Life Sciences (“Blackstone”) to support the development of Teva’s duvakitug (anti-TL1A, TEV-’574). Under the terms of the agreement, Blackstone will provide Teva up to $400 million to fund ongoing and future development costs for duvakitug, spread over four years. In exchange, and subject to regulatory approval, Teva will pay Blackstone a milestone payment in an amount approximately equal to the total funding provided by Blackstone, in addition to commercial milestones and royalties upon commercialization. In each of the first, second and third quarters of 2026, Teva recognized $30 million as reimbursement for R&D expenses incurred in connection with this agreement.

mAbxience
In April 2024, Teva announced it entered into a strategic licensing agreement with mAbxience for TEV-‘316, a biosimilar candidate currently in development for the treatment of multiple oncology indications. Under the terms of the licensing agreement, mAbxience will develop and produce the biosimilar product and Teva will lead the regulatory processes and commercialization in multiple global markets, including Europe and the U.S. In September 2024, Teva and mAbxience entered into an amendment to the licensing agreement whereby, similar to the initial licensing agreement, mAbxience will lead the development and production of TEV-‘333, an anti-PD-1 oncology biosimilar candidate and Teva will manage submissions for regulatory approvals and oversee commercialization in the designated markets.
In 2024, Teva paid mAbxience upfront and milestone payments of $20 million under the initial agreement, and $15 million under the amendment to the licensing agreement, which were recorded as R&D expenses. In 2025, Teva paid milestone payments in the amount of $29 million, which were recorded as R&D expenses. During the third quarter of 2026, Teva paid a milestone payment of $5 million, which was recognized as R&D expenses. mAbxience may be eligible for additional future development, regulatory and commercial milestone payments, in an aggregate amount of up to $286 million.
Launch Therapeutics and Abingworth
On March 28, 2024, Teva and Launch Therapeutics, Inc. (“Launch Therapeutics”) entered into a clinical collaboration agreement to further accelerate the clinical research program of Teva’s Dual-Action Asthma Rescue Inhaler (“DARI”) (ICS-SABA; TEV-‘248). As part of this clinical collaboration agreement, Teva also entered into a development funding agreement with funds affiliated with Abingworth LLP (“Abingworth”). Under the clinical collaboration agreement, Launch Therapeutics, a clinical development company backed by Abingworth and Carlyle, the global investment firm, has the lead role in the operational execution and management of the planned clinical trials. Teva will retain primary responsibility for manufacturing, regulatory interactions in the U.S., and commercialization. DARI (ICS-SABA) is currently in Phase 3 for the treatment of asthma symptoms addressing both immediate symptoms and long-term inflammation.
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
Royalty Pharma (TEV-‘749)
On November 9, 2023, Teva entered into a funding agreement with Royalty Pharma plc. (“Royalty Pharma”) to further accelerate the clinical research program for Teva’s olanzapine LAI (TEV-’749). Under the terms of the funding agreement, Royalty Pharma will provide Teva up to $100 million to fund ongoing development costs for olanzapine LAI (TEV-‘749). During 2023 and 2024, Teva recorded $100 million as reimbursement for R&D expenses incurred in connection with this agreement, which collectively amounted to the total funding by Royalty Pharma. On December 9, 2025, Teva submitted an NDA to the FDA for olanzapine LAI (TEV-’749), based on the results from the Phase 3 trial, which was accepted by the FDA in February 2026. In May 2026, the European Medicines Agency (“EMA”) accepted Teva’s Marketing Authorization Application (“MAA”) for olanzapine LAI (TEV-’749). On October 9, 2026, Teva announced that the FDA approved WELTRUZATM (olanzapine) for extended-release injectable suspension, a new once-monthly, subcutaneous long-acting injectable (LAI) for the treatment of schizophrenia in adults. In the fourth quarter of 2026, Teva will recognize an expense under Other loss (income) in connection with a milestone of $50 million, which will be paid over four years, in addition to royalties on net sales upon commercialization that will be recorded as cost of sales in future periods.
Royalty Pharma (TEV-’408)
On January 11, 2026, Teva entered into another funding agreement with Royalty Pharma to further accelerate the clinical research program for Teva’s anti-IL-15 antibody (TEV-’408), which is currently developed for the treatment of vitiligo and Celiac disease. Under the terms the agreement, Royalty Pharma will provide Teva up to $500 million to fund ongoing development costs for TEV-’408, comprising of two components: (i) based on Phase 1b results of TEV-’408 in vitiligo, Royalty Pharma will provide Teva with $75 million as R&D funding; and (ii) based on the future results from Phase 2b in vitiligo, which is expected to begin in the fourth quarter of 2026, Royalty Pharma will have an option to provide an additional $425 million. In exchange and subject to regulatory approval, Teva will pay Royalty Pharma a milestone payment of 100%-130% of the amount actually funded by Royalty Pharma, subject to certain conditions, in addition to royalties upon commercialization. On July 7, 2026, Teva announced its plans to advance TEV-’408 into a Phase 2b study in vitiligo, following encouraging results from the Phase 1b open-label study in adults with active or stable non-segmental vitiligo. On September 2, 2026, Teva announced positive topline results from an ongoing Phase 2a study of TEV-‘408, in adults with Celiac disease. During the second and third quarters of 2026, Teva recognized $16 million and $8 million, respectively, as reimbursement for R&D expenses incurred in connection with this agreement.

Sanofi
On October 3, 2023, Teva entered into an exclusive collaboration with Sanofi to co-develop and co-commercialize Teva’s duvakitug (anti-TL1A, TEV-’574), a novel anti-TL1A medicine for the potential treatment of Crohn’s disease and ulcerative colitis, two types of inflammatory bowel disease. Under the terms of the collaboration agreement, in partial consideration of the licenses granted to Sanofi, Teva received an upfront payment of $500 million in the fourth quarter of 2023, which was recognized as revenue. In October 2025, Sanofi and Teva initiated Phase 3 studies for duvakitug for Crohn’s disease and ulcerative colitis. Consequently, in the fourth quarter of 2025, Teva received development milestone payments of $250 million for each indication, which were recognized as revenue. Additionally, Teva may receive up to $500 million in development and launch milestones. Under the terms of the collaboration agreement, each company equally shares the remaining development costs globally and profits and losses in major markets, with other markets subject to a royalty arrangement, and Sanofi leads the development of the Phase 3 program. Teva will lead commercialization of the product in Europe, Israel and specified other countries, and Sanofi will lead commercialization in North America, Japan, other parts of Asia and the rest of the world. Studies for two additional indications, hidradenitis suppurativa (HS) and fibrostenotic Crohn’s Disease (FSCD), are expected to be initiated in 2026.
MODAG
In October 2021, Teva announced a license agreement with MODAG GmbH (“Modag”) providing Teva with an exclusive global license to develop, manufacture and commercialize Modag’s lead compound, emrusolmin (TEV-’286) and a related compound (TEV-’287). Teva paid an upfront payment of $10 million to Modag in the fourth quarter of 2021, which was recorded as R&D expenses. Emrusolmin (TEV-’286) is developed for the treatment of Multiple System Atrophy (“MSA”) and Parkinson’s disease. In the third quarter of 2024, Teva initiated a Phase 2 clinical trial for emrusolmin (TEV-’286). On November 2, 2026, Teva announced that it will discontinue the Phase 2 study evaluating emrusolmin (TEV-‘286) in adults with MSA. The decision follows a recommendation from the independent data monitoring committee (IDMC), based on a prespecified interim futility analysis, indicating a low probability of the study meeting its primary efficacy endpoint if continued. No safety concerns were identified in the interim analysis. A comprehensive analysis and evaluation of the available open-label extension study data will follow. This decision does not represent a final decision on the broader emrusolmin program. In the second quarter of 2025, Teva initiated a Phase 1 clinical trial for TEV-‘287, which is being developed for the treatment of Parkinson’s disease, and consequently paid a milestone payment of $10 million, which was recorded as R&D expenses. Modag may be eligible for additional future development milestone payments in an aggregate amount of up to $20 million, as well as future commercial milestones and royalties.
Alvotech
In August 2020, Teva entered into an agreement with biopharmaceutical company Alvotech for the exclusive commercialization in the U.S. of five biosimilar product candidates. The initial pipeline for this collaboration included biosimilar candidates addressing multiple therapeutic areas, including the then proposed biosimilars to Humira® (adalimumab) and Stelara® (ustekinumab). Under the terms of the agreement, Alvotech is responsible for the development, registration and supply of the biosimilar product candidates and Teva will exclusively commercialize the products in the U.S. In July 2023, Alvotech and Teva amended their collaboration agreement, adding two new biosimilar candidates as well as line extensions of two current biosimilar candidates to their collaboration.
Teva made upfront and milestone payments in an aggregate amount of $154 million between 2020 and the third quarter of 2026, including a milestone payment of $20 million which was paid during the first quarter of 2026. Additional development and commercial milestone payments of up to approximately $320 million, in addition to royalty and milestone payments related to the amendment of the collaboration agreement entered into in July 2023, may be payable by Teva over the next few years. Teva and Alvotech will share revenue from the commercialization of these biosimilars.
The FDA approved SIMLANDI® (adalimumab-ryvk) injection, as an interchangeable biosimilar to Humira® in February 2024 and it became available in the U.S. in May 2024. On April 17, 2024, Alvotech and Teva amended their collaboration agreement to enable the purchase by Quallent of a private label adalimumab-ryvk injection from Alvotech for the U.S. market, with Alvotech sharing profits with Teva on the private label sales.
The FDA approved SELARSDI® (ustekinumab-aekn) injection for subcutaneous use, as a biosimilar to Stelara® in April 2024, and it became available in the U.S. in February 2025, and in May 2025, the FDA approved SELARSDI (ustekinumab-aekn) injection in all presentations matching the reference product, effective as of April 30, 2025.
In January 2025, the FDA accepted for review the Biologic License Applications (“BLA”) for Alvotech’s proposed biosimilars to Simponi® and Simponi Aria® (golimumab), and in February 2025, the FDA accepted for review the BLA for Alvotech’s proposed biosimilar to Eylea® (aflibercept). On June 4, 2026, Alvotech announced the resubmission to the FDA of BLAs for these three proposed biosimilars, following the complete response letters (CRL) received in the fourth quarter of 2025. On December 19, 2025, Alvotech and Teva announced that they have reached a settlement and license agreement with Regeneron Pharmaceuticals Inc., concerning the launch of Alvotech’s proposed biosimilar to Eylea® (aflibercept) in the United States, granting it a license entry date in the fourth quarter of 2026. On June 8, 2026, Alvotech announced that the FDA accepted for review the BLA for its proposed biosimilar to Entyvio® (vedolizumab).
MedinCell
In November 2013, Teva entered into an agreement with MedinCell for the development and commercialization of multiple long-acting injectable (“LAI”) products. Teva leads the clinical development and regulatory process and is responsible for the commercialization of these products. The lead product is risperidone LAI (formerly known as TV-46000). On April 28, 2023, the FDA approved UZEDY® (risperidone) extended-release injectable suspension for the treatment of schizophrenia in adults, and Teva launched it in the U.S. in May 2023. On October 10, 2025, Teva and MedinCell announced that the FDA approved UZEDY as a once-monthly extended-release injectable suspension as monotherapy or as adjunctive therapy to lithium or valproate for the maintenance treatment of bipolar 1 disorder (BD-1) in adults. MedinCell may be eligible for future sales-based milestone payments of up to $105 million with respect to UZEDY. Teva also pays MedinCell royalties on net sales.

The second selected product candidate was olanzapine LAI (TEV-’749) for the treatment of schizophrenia. Following Teva's decision in the third quarter of 2022 to progress the development to Phase 3, Teva paid a milestone payment of $3 million to MedinCell, which was recognized as R&D expenses. In the first quarter of 2025, Teva paid a $5 million milestone payment to MedinCell, which was recognized as R&D expenses. On October 9, 2026, Teva announced that the FDA approved WELTRUZA (olanzapine) for extended-release injectable suspension, a new once-monthly, subcutaneous long-acting injectable (LAI) for the treatment of schizophrenia in adults and, as a result, Teva recognized a milestone payment to MedinCell of $4 million. In May 2026, the EMA accepted Teva’s MAA for olanzapine LAI (TEV-‘749).
MedinCell may be eligible for additional development and commercial milestones of up to $108 million, as well as royalties on sales of olanzapine LAI (TEV-’749).
Assets and Liabilities Held for Sale:
General
Assets and liabilities held for sale as of September 30, 2026 and December 31, 2025, mainly included Teva’s API business.
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
In connection with this classification, Teva recorded expenses of $66 million in other assets impairments, restructuring and other items in the first nine months of 2026. In 2025, Teva recorded expenses of $8 million in other assets impairments, restructuring and other items. See note 12.
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
The table below summarizes all of Teva’s assets and liabilities included as held for sale as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
	(U.S. $ in millions)
Accounts receivables	$68	$86
Inventories	560	506
Property, plant and equipment, net	1,087	1,020
Identifiable intangible assets, net	18	29
Goodwill	223	213
Other current assets	73	87
Other non-current assets	180	184
Expected loss on sale *	(372)	(283)
Total assets of the disposal group classified as held for sale in the consolidated balance sheets	$1,836	$1,842
Accounts payables	(211)	(261)
Other current liabilities	(22)	(16)
Other non-current liabilities	(63)	(77)
Total liabilities of the disposal group classified as held for sale in the consolidated balance sheets	$(296)	$(354)
________
* Includes an expected loss from reclassification of currency translation adjustments to the consolidated statements of income (loss) upon sale.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS:
Disaggregation of revenue
The following table disaggregates Teva’s revenues by major revenue streams. For additional information on disaggregation of revenues, see note 15.
In alignment with Teva's Pivot to Growth strategy, commencing January 1, 2026, Anda is no longer reported under Teva’s United States segment. As a result, from that date, Anda is reported as part of the Company’s Other Activities. Prior period amounts were recast to reflect this change.

	Three months ended September 30, 2026
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	$1,848	$1,258	$521	$113	$3,740
Licensing arrangements	22	14	13	§	49
Distribution	—	§	20	401	421
Other	§	46	38	99	184
	$1,870	$1,319	$592	$613	$4,395
________
§ Represents an amount less than $0.5 million.

	Three months ended September 30, 2025
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	$2,063	$1,207	$512	$125	$3,907
Licensing arrangements	27	11	5	3	46
Distribution	—	§	14	392	406
Other	§	16	26	78	121
	$2,090	$1,235	$557	$598	$4,480
__________
§ Represents an amount less than $0.5 million.

	Nine months ended September 30, 2026
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	$5,045	$3,823	$1,523	$340	$10,731
Licensing arrangements	61	37	28	1	126
Distribution	—	1	59	1,193	1,252
Other	1	62	56	291	410
	$5,106	$3,922	$1,666	$1,824	$12,519

	Nine months ended September 30, 2025
	United States	Europe	International Markets	Other Activities	Total
	(U.S.$ in millions)
Sale of goods	$5,332	$3,681	$1,535	$389	$10,937
Licensing arrangements	78	27	20	3	128
Distribution	—	1	36	1,130	1,167
Other	3	18	43	251	314
	$5,413	$3,726	$1,634	$1,774	$12,547

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
SR&A to U.S. customers comprised approximately 70% of the Company’s total SR&A as of September 30, 2026, with the remaining balance primarily related to customers in Canada and Germany. The changes in SR&A for third-party sales for the nine months ended September 30, 2026 and 2025 were as follows:

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2026	$63	$1,954	$701	$937	$445	$106	$4,143	$4,206
Provisions related to sales made in current year period	287	3,619	926	5,823	203	48	10,619	10,906
Provisions related to sales made in prior periods	—	(78)	(32)	(6)	(23)	(3)	(142)	(142)
Credits and payments	(288)	(3,606)	(874)	(5,888)	(226)	(32)	(10,626)	(10,914)
Translation differences	—	(24)	(4)	(5)	(2)	(4)	(39)	(39)
Balance at September 30, 2026	$62	$1,865	$717	$861	$397	$115	$3,955	$4,017

	Sales Reserves and Allowances
	Reserves included in Accounts Receivable, net	Rebates	Medicaid and other governmental allowances	Chargebacks	Returns	Other	Total reserves included in Sales Reserves and Allowances	Total
	(U.S.$ in millions)
Balance at January 1, 2025	$56	$1,674	$561	$936	$399	$108	$3,678	$3,734
Provisions related to sales made in current year period	310	3,746	753	6,012	213	120	10,844	11,154
Provisions related to sales made in prior periods	—	(38)	33	(29)	(3)	(11)	(48)	(48)
Credits and payments	(295)	(3,432)	(701)	(6,062)	(168)	(93)	(10,456)	(10,751)
Translation differences	—	61	16	18	5	16	116	116
Balance at September 30, 2025	$71	$2,011	$662	$875	$446	$140	$4,134	$4,205

NOTE 4 – INVENTORIES:
Inventories, net of reserves, consisted of the following:

	September 30,	December 31,
	2026	2025
	(U.S. $ in millions)
Finished products	$1,875	$1,904
Raw and packaging materials	705	745
Products in process	431	364
Materials in transit and payments on account	163	166
Total	$3,173	$3,179

NOTE 5 – IDENTIFIABLE INTANGIBLE ASSETS:
Identifiable intangible assets consisted of the following:

	Gross carrying amount net of impairment		Accumulated amortization		Net carrying amount
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025	2026	2025
	U.S. $ in millions
Product rights	$16,078	$16,308	$13,192	$12,990	$2,886	$3,318
Trade names	589	597	364	340	225	257
In process research and development	192	206	—	—	192	206
Total	$16,859	$17,111	$13,556	$13,330	$3,303	$3,781

Product rights and trade names
Product rights and trade names are assets presented at amortized cost. Product rights and trade names represent a portfolio of pharmaceutical products in various therapeutic categories from various acquisitions with a weighted average life period of approximately 7 years.
Amortization of intangible assets was $139 million and $144 million in the three months ended September 30, 2026 and 2025, respectively.
Amortization of intangible assets was $415 million and $436 million in the nine months ended September 30, 2026 and 2025, respectively.
IPR&D
Teva’s IPR&D are assets that have not yet been approved in its major markets. IPR&D carries intrinsic risks that the asset might not succeed in advanced phases and may be impaired in future periods.
Intangible assets impairments
Impairments of long-lived intangible assets for the three months ended September 30, 2026 and 2025 were $24 million and $64 million, respectively, primarily consisted of identifiable product rights, mainly related to updated market assumptions regarding price and volume of products mainly in the U.S. and in Europe.
Impairments of long-lived intangible assets for the nine months ended September 30, 2026 and 2025 were $54 million and $227 million, respectively.
Impairments in the first nine months of 2026 primarily consisted of identifiable product rights of $54 million, mainly related to updated market assumptions regarding price and volume of products mainly in the U.S. and in Europe.
Impairments in the first nine months of 2025 consisted of:
(a)Identifiable product rights of $210 million due to: (i) $123 million mainly related to updated market assumptions regarding price and volume of products in Europe and in the U.S., and (ii) $87 million mainly related to a change in Teva’s commercial plan regarding certain products as part of its optimization efforts mainly in the U.S.; and
(b)IPR&D assets of $17 million, mainly related to generic pipeline products resulting from development progress and changes in other key valuation indications mainly in the U.S. (e.g., market size, competition assumptions, legal landscape and launch date).
The fair value measurement of the impaired intangible assets in the nine months ended September 30, 2026, is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The discount rate applied ranged between 7.5% to 11.25%. A probability of success factor of 90% was used in the fair value calculation to reflect inherent regulatory and commercial risk of IPR&D.

NOTE 6 – GOODWILL:
Changes in the carrying amount of goodwill for the period ended September 30, 2026, were as follows:

	United States	Europe	International Markets	Other Activities	Total
	(U.S. $ in millions)
Balance as of December 31, 2025 *	$5,732	$8,812	$1,166	$292	$16,000
Goodwill allocation related to the shift of Anda to Other Activities	(184)	—	—	184	—
Balance as of January 1, 2026	$5,548	$8,812	$1,166	$476	$16,000
Other changes during the period:
Goodwill reclassified as assets held for sale	(6)	(10)	—	—	(16)
Translation differences and other	—	(229)	3	(16)	(242)
Balance as of September 30, 2026 *	$5,542	$8,573	$1,169	$460	$15,742
__________
*    Cumulative goodwill impairment as of September 30, 2026 and December 31, 2025, was approximately $29.6 billion in both periods.
Teva operates its business through three reportable segments: United States, Europe and International Markets. Each of these business segments is a reporting unit.
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
ASC 350, intangibles–Goodwill and Other, outlines the methodology used to determine if goodwill has been impaired and to measure any loss resulting from impairment. Goodwill is tested for impairment on an annual basis in the second quarter of the fiscal year, or more frequently, if indicators of impairment exist. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is below its carrying amount (commonly known as “step zero”). If the qualitative assessment indicates it is more likely than not that the fair value of any of the reporting units is below its carrying amount, then a quantitative impairment test is required (commonly known as “step one”).
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
During the second quarter of 2026, the Company performed its annual qualitative impairment test and determined it was not more likely than not that the fair value of any of its reporting units was below its carrying amount as of June 30, 2026, and therefore, no quantitative assessment was performed.

NOTE 7 — DEBT OBLIGATIONS:
a.    Short-term debt:

			September 30,	December 31,
	Weighted average interest rate as of December 31, 2025	Maturity	2026	2025
			(U.S. $ in millions)
Convertible debentures *	0.25%	2026	$—	$23
Current maturities of long-term liabilities			4,038	1,798
Total short-term debt			$4,038	$1,820
__________
*    In February 2026, Teva repaid $23 million of the 0.25% convertible senior debentures at maturity.

b.    Long-term debt:

	Interest rate as of September 30, 2026	Maturity	September 30, 2026	December 31, 2025
			(U.S. $ in millions)
Senior notes USD 3,500 million (8)	3.15%	2026	1,798	1,798
Senior notes EUR 700 million	1.88%	2027	794	823
Sustainability-linked senior notes USD 1,000 million (6)(9)	4.75%	2027	199	649
Sustainability-linked senior notes EUR 1,100 million (9)	3.75%	2027	1,247	1,292
Senior notes USD 1,250 million (6)	6.75%	2028	—	1,250
Senior notes EUR 750 million	1.63%	2028	850	880
Sustainability-linked senior notes USD 1,000 million (9)	5.13%	2029	1,000	1,000
Sustainability-linked senior notes USD 600 million (6)	7.88%	2029	—	398
Sustainability-linked senior notes EUR 800 million (6)	7.38%	2029	—	779
Sustainability-linked senior notes EUR 1,500 million (6)(9)	4.38%	2030	398	1,762
Senior notes USD 700 million	5.75%	2030	697	696
Sustainability-linked senior notes USD 500 million (6)	8.13%	2031	—	500
Sustainability-linked senior notes EUR 500 million (9)	7.88%	2031	568	587
Senior notes EUR 1,000 million	4.13%	2031	1,129	1,168
Senior notes USD 500 million	6.00%	2032	496	496
Senior notes USD 1,200 million (1)	5.25%	2032	1,188	—
Senior notes EUR 1,000 million (2)	4.25%	2033	1,120	—
Senior notes USD 1,000 million (3)	5.50%	2034	987	—
Senior notes USD 789 million	6.15%	2036	784	784
Senior notes EUR 500 million (4)	4.63%	2036	558	—
Senior notes USD 1,000 million (5)	5.75%	2037	985	—
Senior notes USD 2,000 million	4.10%	2046	1,988	1,988
Total senior notes			16,786	16,850
Less current maturities			(4,038)	(1,798)
Less debt issuance costs			(69)	(66)
Total senior notes and loans			$12,680	$14,986
__________
(1)In September 2026, Teva issued senior notes in an aggregate principal amount of $1,200 million bearing 5.25% annual interest and due January 2032.
(2)In September 2026, Teva issued senior notes in an aggregate principal amount of €1,000 million bearing 4.25% annual interest and due March 2033.
(3)In September 2026, Teva issued senior notes in an aggregate principal amount of $1,000 million bearing 5.50% annual interest and due January 2034.
(4)In September 2026, Teva issued senior notes in an aggregate principal amount of €500 million bearing 4.63% annual interest and due September 2036.
(5)In September 2026, Teva issued senior notes in an aggregate principal amount of $1,000 million bearing 5.75% annual interest and due January 2037.
(6)In September 2026, Teva consummated an early redemption and extinguished $450 million aggregate principal amount of its 4.75% senior notes due 2027; $1,250 million aggregate principal amount of its 6.75% senior notes due 2028; $398 million aggregate principal amount of its 7.88% senior notes due in 2029, €663 million aggregate principal amount of its 7.38% senior notes due in 2029, €1,150 million aggregate principal amount of its 4.38% senior notes due 2030; and $500 million aggregate principal amount of its 8.13% senior notes due in 2031. The extinguishment resulted in a loss of $224 million which was recorded under financial expenses, net.
(7)Debt issuance costs as of September 30, 2026, include $28 million in connection with the issuance of the senior notes in September 2026, partially offset by $14 million acceleration of issuance costs related to the early redemption.
(8)In October 2026, Teva repaid $1,798 million of its 3.15% senior notes due 2026 at maturity.
(9)The Company achieved all sustainability performance targets applicable to its sustainability-linked senior notes by the respective target dates. Therefore, no one-time premium or increased interest rate payments will become payable in respect of these notes.

Long-term debt was issued by several indirect wholly-owned subsidiaries of the Company and is fully and unconditionally guaranteed by the Company as to payment of all principal, interest, discount and additional amounts, if any. The long-term debt outlined in the above table is generally redeemable at any time at varying redemption prices plus accrued and unpaid interest.
As of September 30, 2026, 60% of Teva's debt was denominated in U.S. dollars, with the remainder denominated in euros.
Teva maintains a committed $1.8 billion unsecured syndicated sustainability-linked revolving credit facility entered into in April 2022, as most recently amended in December 2025 (“RCF”), as part of its liquidity risk management framework and its strategy to diversify its sources of liquidity and maintain broad access to financial markets. Following the exercise of both extension options in April 2024 and December 2025, the RCF matures in April 2028. Proceeds from borrowings under the RCF may be used for general corporate purposes, and the applicable margin is linked to a sustainability performance target.
As a result of Teva achieving an investment grade status, the financial covenant under the RCF (maximum leverage ratio which shall not exceed 4.25x) does not apply for so long as Teva maintains such status.
As of September 30, 2026, and as of the date of this Quarterly Report on Form 10-Q, no amounts were outstanding under the RCF.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
a.    Foreign exchange risk management:
In the first nine months of 2026, approximately 46% of Teva’s revenues were denominated in currencies other than the U.S. dollar. As a result, Teva is subject to significant foreign currency risks.
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
b.    Interest risk management:
The Company raises capital through various debt instruments, including senior notes, sustainability-linked senior notes, bank loans and convertible debentures that bear fixed or variable interest rates, as well as a syndicated sustainability-linked revolving credit facility and securitization programs that bear a variable interest rate. In some cases, the Company has swapped from a fixed to a variable interest rate (“fair value hedge”) and from a fixed to a fixed interest rate with an exchange from a currency other than the functional currency (“cash flow hedge”), thereby reducing overall interest expenses or hedging risks associated with interest rate fluctuations. As of September 30, 2026, all outstanding senior notes and sustainability-linked senior notes bear a fixed interest rate.
c.    Derivative instruments outstanding:
The following table summarizes the classification and fair values of derivative instruments:

	Fair value		Fair value
	Designated as hedging instruments		Not designated as hedging instruments
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Reported under	(U.S. $ in millions)		(U.S. $ in millions)

Asset derivatives:
Other current assets:
Option and forward contracts	$—	$—	$52	$86
Liability derivatives:
Other current liabilities:
Option and forward contracts	—	—	(56)	(38)
Other non-current liabilities:
Cross-currency interest rate swap-cash flow hedge (1)	(14)	(19)	—	—

The table below provides information regarding the location and amount of pre-tax (gains) losses from derivatives designated in cash flow hedging relationships:

	Financial expenses, net		Other comprehensive income (loss)
	Three months ended		Three months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$414	$237	$(90)	$(44)
Cross-currency interest rate swap - cash flow hedge (1)	(36)	(4)	24	(1)

	Financial expenses, net		Other comprehensive income (loss)
	Nine months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$854	$714	$(164)	$700
Cross-currency interest rate swap - cash flow hedge (1)	(55)	12	32	—

The table below provides information regarding the location and amount of pre-tax (gains) losses from derivatives not designated as hedging instruments:

	Financial expenses, net		Net revenues
	Three months ended		Three months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$414	$237	$(4,395)	$(4,480)
Option and forward contracts (2)	30	4	—	—
Option and forward contracts economic hedge (3)	—	—	(24)	(9)

	Financial expenses, net		Net revenues
	Nine months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reported under	(U.S. $ in millions)
Line items in which effects of hedges are recorded	$854	$714	$(12,519)	$(12,547)
Option and forward contracts (2)	10	8	—	—
Option and forward contracts economic hedge (3)	—	—	(27)	51
__________
(1)In September 2026, Teva entered into a $750 million notional amount of fixed to fixed cross-currency interest rate swaps relating to its 5.25% senior notes due 2032 to hedge the foreign currency exchange risk of future principal and interest payments associated with the USD denominated notes. The cross-currency swaps synthetically convert part of the USD debt into CHF, aligning debt servicing costs with Teva’s inflows and reducing economic volatility. These swaps have been designated as cash flow hedges and the gain or loss on these swaps will be reported as a component of other comprehensive income and reclassified into earnings in each period during which the swaps affect earnings in the same line item associated with the USD denominated bonds.
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
(2)Teva uses foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, Teva recognizes gains or losses that offset the revaluation of the balance sheet items also recorded under financial expenses, net.
(3)Teva entered into option and forward contracts designed to limit the exposure of foreign exchange fluctuations on projected revenues and expenses recorded in euro, Swiss franc, British pound, Russian ruble, Canadian dollar, Polish złoty, new Israeli shekel, Indian rupee and some other currencies to protect its projected operating results in 2026 and 2027. These derivative instruments do not meet the criteria for hedge accounting, however, they are accounted for as an economic hedge. These derivative instruments, which may include hedging transactions of future projected revenues and expenses, are recognized on the balance sheet at their fair value on a quarterly basis, while the foreign exchange impact on the underlying revenues and expenses may occur in subsequent quarters. Changes in the fair value of the derivative instruments are recognized in the same line item in the statements of income as the underlying exposure being hedged. Cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.

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
With respect to these forward-starting interest rate swaps and treasury lock agreements, losses of $2 million and $5 million were recognized under financial expenses, net, for the three months ended September 30, 2026 and 2025, and losses of $12 million and $30 million were recognized under financial expenses, net for each of the nine months ended September 30, 2026 and 2025, respectively.
e.    Securitization:
EU securitization program
Teva maintains a trade receivables securitization program (the “EU securitization program”) to sell accounts receivable, mainly originated in Europe, to BNP Paribas Bank (“BNP”), originally established in April 2011. In August 2026, the EU securitization program was extended for an additional five-year period, through August 2031. Under the EU securitization program, Teva, on a consolidated basis through its participating subsidiaries, receives an initial cash purchase price and the right to a deferred purchase price (“DPP”), according to the purchase price for the receivables sold by it.
U.S. securitization program
On November 7, 2022, Teva and a bankruptcy-remote special purpose vehicle (“SPV”) entered into an accounts receivable securitization facility (“AR Facility”) with PNC Bank, National Association (“PNC”) with a three-year term. The AR Facility initially provided for purchases of accounts receivable by PNC in an amount of up to $1 billion and was later adjusted through amendments to reflect changes in receivables purchaser participation and commitment amounts totaling up to $950 million. In November 2025, the AR facility was extended for an additional three-year term. The commitment amount remained $950 million.
The outstanding amount of receivables sold to the receivables purchasers and derecognized by the SPV, as of September 30, 2026 and December 31, 2025, was $795 million and $794 million, respectively. In addition to the accounts receivables sold, as of September 30, 2026 and December 31, 2025, an amount of $579 million and $799 million of the SPV’s accounts receivables was pledged by the SPV as a seller guarantee, and is included under “Accounts receivables, net,” in the Consolidated Balance Sheet.
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
The agreements with the financial institutions do not require Teva to provide assets pledged as security or other forms of guarantees for the supplier finance programs. Substantially all outstanding amounts related to suppliers participating in the supplier finance program are recorded under accounts payables in Teva’s consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the outstanding accounts payables to suppliers participating in these supplier finance programs were $242 million and $225 million, respectively.

NOTE 9 – LEGAL SETTLEMENTS AND LOSS CONTINGENCIES:
In the third quarter of 2026, Teva recorded expenses of $202 million in legal settlements and loss contingencies, compared to expenses of $60 million in the third quarter of 2025. Expenses in the third quarter of 2026 were mainly related to an update to the estimated provision recorded in connection with one of the Company’s ongoing antitrust litigations and an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). Expenses in the third quarter of 2025 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). See note 10.
In the first nine months of 2026, Teva recorded expenses of $504 million in legal settlements and loss contingencies, compared to $312 million in the first nine months of 2025. Expenses in the first nine months of 2026 were mainly related to an estimated provision recorded in connection with one of the Company’s ongoing antitrust litigations and an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments). Expenses in the first nine months of 2025 were mainly related to an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments), an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the United States in the generic drug antitrust litigation, as well as a provision recorded in connection with the antitrust litigation related to QVAR. See note 10.
As of September 30, 2026 and December 31, 2025, Teva’s provision for legal settlements and loss contingencies recorded under accrued expenses and other taxes and long-term liabilities was $4,720 million and $4,753 million, respectively.

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
In July 2014, GlaxoSmithKline (“GSK”) filed claims against Teva in the U.S. District Court for the District of Delaware for the infringement of a patent directed for the use of carvedilol in a specified manner to decrease the risk of mortality in patients with congestive heart failure. Teva began selling its carvedilol tablets (the generic version of GSK’s Coreg®) in September 2007. A jury returned a $235.5 million verdict in GSK’s favor, finding Teva liable for patent infringement in 2017. On February 9, 2026, Teva and GSK entered a settlement, and all pending litigation regarding this matter has been dismissed pursuant to that settlement.
On April 30, 2018, Vanda sued Teva in the U.S. District Court for the District of Delaware asserting infringement of several Orange-Book listed patents expiring between January 2033 and May 2034 related to Vanda’s Hetlioz®. In December 2022, the Delaware District Court ruled in Teva's favor with respect to all asserted patents and Teva launched its tasimelteon product (the generic version of Hetlioz®). On May 10, 2023, the U.S. Appeals Court for the Federal Circuit affirmed the Delaware District Court's decision, in favor of Teva. Vanda filed a second lawsuit, again asserting the infringement of certain patents related to Hetlioz® which is currently pending in the U.S. District Court for the District of Delaware. Teva has counterclaims for non-infringement, invalidity, and unenforceability of Vanda’s patents. On September 25, 2026, the Delaware District Court ruled in Teva’s favor and granted summary judgment of non-infringement. Vanda will have the opportunity to appeal this decision. Should Teva ultimately be found liable for patent infringement, it could be subject to monetary damages and enjoined from further selling its tasimelteon product.
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
A previously-scheduled trial in the New Jersey MDL on valsartan-related claims made by third-party payers has been postponed indefinitely, and discovery on the losartan-related claims pending against Teva in that same MDL has been paused indefinitely as well. There are also approximately 235 valsartan-related personal injury cases pending against Teva in the New Jersey MDL, with bellwether trials expected no earlier than the first half of 2027.

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
Teva was also named in a consolidated proceeding pending in the U.S. District Court for the District of New Jersey, brought by individuals and end payors seeking economic damages on behalf of purported classes of consumers and end payors who purchased Teva’s and other generic manufacturers’ metformin products. In December 2024, Teva reached a settlement on this matter that resolved all of the plaintiffs’ claims against Teva, and the settlement agreement is awaiting court approval.
Teva has also been named as a defendant in product liability actions involving Paragard®, an Intrauterine device (IUD) product that Teva divested to Cooper Surgical in 2017. These actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Northern District of Georgia (“Georgia MDL”). The first Georgia MDL bellwether trial concluded on February 3, 2026, with a defense verdict in Teva’s favor. In July 2026, the Georgia MDL Court entered an order scheduling the second bellwether trial to begin on April 12, 2027. On August 6, 2026, the Georgia MDL Court created a second group of bellwether cases consisting of four cases, and discovery is ongoing. There was also one related case pending in a state court in New Jersey, which was dismissed with prejudice on August 31, 2026, after the Court granted Teva's motion for summary judgement.
Competition Matters
Teva is involved in antitrust and competition proceedings in various jurisdictions, including matters relating to patent settlements, pricing, marketing, and commercial practices. These proceedings may involve governmental authorities, private plaintiffs, or both.
In December 2011, three groups of plaintiffs filed claims against Wyeth and Teva for alleged violations of the U.S. antitrust laws in connection with their November 2005 settlement of patent litigation involving extended-release venlafaxine (generic Effexor XR®). The cases were filed by a purported class of direct purchasers, a purported class of indirect purchasers and certain chain pharmacies in the U.S. District Court for the District of New Jersey. The plaintiffs claim that the settlement agreement between Wyeth and Teva unlawfully delayed generic entry. On August 19, 2025, the district court approved a settlement agreement between Teva and one group of plaintiffs (the indirect purchaser plaintiffs), while the case is proceeding with respect to the other plaintiffs. Annual sales of Effexor XR® were approximately $2.6 billion at the time of settlement and at the time Teva launched its generic version of Effexor XR® in July 2010.
In February 2012, two purported classes of direct-purchaser plaintiffs filed claims against GSK and Teva in the U.S. District Court for the District of New Jersey for alleged violations of the antitrust laws in connection with their February 2005 settlement of patent litigation involving lamotrigine (generic Lamictal®). The plaintiffs claimed that the settlement agreement unlawfully delayed generic entry and sought unspecified damages. In February 2023, a number of direct purchasers who were denied class certification filed suit as individual plaintiffs, which action was transferred to the U.S. District Court for the District of New Jersey. Discovery of the newly added individual plaintiffs is ongoing. Annual sales of Lamictal® were approximately $950 million at the time of the settlement and approximately $2.3 billion at the time Teva launched its generic version of Lamictal® in July 2008.
In April 2013, purported classes of direct purchasers and indirect purchasers of Niaspan® (extended-release niacin) filed claims against Teva and Abbott for violating the antitrust laws by entering into a settlement agreement in April 2005 to resolve patent litigation over the product. A multidistrict litigation was established in the U.S. District Court for the Eastern District of Pennsylvania. Throughout 2015 and in January 2016, several individual direct-purchaser opt-out plaintiffs filed complaints with allegations nearly identical to those of the direct purchasers’ class. The indirect purchasers’ motion for class certification was denied by the district court, and that denial was subsequently (in 2023) affirmed by the Court of Appeals for the Third Circuit. In October 2026, the district court denied cross-motions for summary judgment in the cases brought by the direct purchaser class and the direct-purchaser opt-out plaintiffs. The litigation remains ongoing. In October 2016, the District Attorney for Orange County, California, filed a similar complaint in California state court, alleging violations of state law and seeking restitution and civil penalties. The California state court case has been stayed. Annual sales of Niaspan® were approximately $416 million at the time of the settlement and approximately $1.1 billion at the time Teva launched its generic version of Niaspan® in September 2013.
Between September 2021 and April 2022, several private plaintiffs including retailers and health insurance providers filed claims in various courts against Teva, and certain other defendants related to various medicines used to treat HIV, and these claims were all removed and/or consolidated into the U.S. District Court for the Northern District of California. As they relate to Teva, the lawsuits challenged settlement agreements Teva entered into with Gilead in 2013 and/or 2014 to resolve patent litigation relating to Teva’s generic versions of Truvada® and Atripla®. In May 2023, Teva and Gilead reached a settlement agreement with the retailer plaintiffs and Teva recognized a provision for this matter based on such settlement. On June 30, 2023, the jury in the trial against the remaining plaintiffs issued a verdict in favor of Teva and Gilead, rejecting all of the remaining plaintiffs’ claims, and on February 12, 2024, the court entered a judgment consistent with the jury verdict as to all claims against Teva. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, and a decision remains pending. Annual sales in the United States at the time of the settlement of Truvada® and Atripla® were approximately $2.4 billion, and $2.9 billion, respectively. Annual sales in the United States at the time Teva launched its generic version of Truvada® in 2020 and Atripla® in 2020 were approximately $2.1 billion and $444 million, respectively.
On October 31, 2024, the European Commission, following a formal antitrust investigation, issued a final decision alleging that Teva had engaged in anticompetitive practices with respect to COPAXONE® in certain European member states by (i) filing and withdrawing certain divisional patents, and (ii) raising concerns about competitors’ follow-on versions of COPAXONE. The decision also includes a fine of 462.6 million euros, potentially subject to post-decision interest. In January 2025, Teva filed an appeal against the decision with the General Court of the European Union, and that appeal remains pending. In accordance with Accounting Standards Codification 450 “Accounting for Contingencies,” Teva recognized a provision in its financial statements in the third quarter of 2024, based on management’s best estimate of the outcome within a range of outcomes for the final resolution of this case. Teva has provided the European Commission with surety underwritten guarantees in an amount of 462.6 million euros, together with specified post-decision interest, to cover the fine amount. Certain generic competitors in Europe have brought follow on antitrust damages claims against Teva in Germany and in the Netherlands, which have been stayed. Teva could face additional claims from generic competitors, payors, or other private plaintiffs in Europe related to this matter.
On June 29, 2021, Mylan Pharmaceuticals (“Mylan”) filed claims against Teva in the U.S. District Court for the District of New Jersey. On March 11, 2022, and March 15, 2022, purported purchasers of COPAXONE filed claims against Teva in the U.S. District Court for the District of New Jersey on behalf of themselves and similarly situated direct and indirect purchasers of COPAXONE. On August 22, 2022, additional purported purchasers of COPAXONE sued Teva in the U.S. District Court for the District of Vermont on behalf of themselves and similarly situated indirect purchasers of COPAXONE. The complaints variously assert claims for alleged violations of the Lanham Act, state and federal unfair competition and monopolization laws, tortious interference, trade libel, and a violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO Act”). Additionally, plaintiffs claim Teva was involved in an unlawful scheme to delay and hinder generic competition concerning COPAXONE sales. On April 3, 2025, certain retailer plaintiffs, as opt-outs of the purported direct purchaser plaintiffs’ (“DPP”) class in the District of New Jersey, filed a complaint against Teva in the District of Vermont alleging claims similar to those filed by other plaintiffs and asserting a claim under the Sherman Act. On September 24, 2025, the Vermont court granted Teva’s motion to transfer the retailers’ case to the District Court for the District of New Jersey, where it has been consolidated with the other pending cases for pretrial purposes. Plaintiffs seek damages for lost profits and expenses, disgorgement, restitution, treble damages, attorneys’ fees and costs, and injunctive relief. Teva moved to dismiss all of the complaints, and on January 22, 2024, Teva’s motion to dismiss the complaint in the District of Vermont was granted as to certain state law claims but was otherwise denied. On April 13, 2026, the New Jersey District Court dismissed certain claims and allegations of the retailers and Mylan with prejudice, while adopting the recommendations issued by the Special Master in the District of New Jersey (the “Special Master”). On May 30, 2025, the DPPs filed an amended complaint, which drops its class allegations and adds several new direct purchaser plaintiffs. Teva submitted its renewed motion to dismiss certain of DPPs’ allegations to the Special Master for resolution, which is fully briefed and remains pending. On October 20, 2025, the indirect purchasers filed an amended complaint similar to the DPPs’ amended complaint, and Teva submitted its renewed motion to dismiss those allegations to the Special Master. On June 12, 2026, the Special Master in the District Court of New Jersey recommended granting Teva’s motion to dismiss portions of the amended complaints.
On July 15, 2021, the U.K. Competition and Markets Authority (“CMA”) issued a decision imposing fines for breaches of U.K. competition law by Allergan, Actavis UK, Auden Mckenzie and a number of other companies in connection with the supply of 10mg and 20mg hydrocortisone tablets in the U.K. The decision combines the CMA’s three prior investigations into the supply of hydrocortisone tablets in the U.K., as well as the CMA’s subsequent investigation relating to an alleged anticompetitive agreement with Waymade. On January 9, 2017, Teva completed the sale of Actavis UK to Accord Healthcare Limited, in connection with which Teva agreed to indemnify Accord Healthcare for potential fines imposed by the CMA and/or damages awarded by a court against Actavis UK in relation to two of the three statements of objection from the CMA (dated December 16, 2016 and March 3, 2017), and resulting from conduct prior to the closing date of the sale. In addition, following Teva’s acquisition of the Actavis generics business from Allergan, Teva agreed to indemnify Allergan against losses arising from this matter in the event of any such fines or damages. On October 6, 2021, Accord UK (previously Actavis UK) and Auden Mckenzie appealed to the U.K. Competition Appeal Tribunal (the “Tribunal”) the CMA’s decisions that the prices of hydrocortisone were unfair and excessive and that the agreements amounted to infringements of the U.K.’s Competition Act as so-called pay-for-delay arrangements. The Tribunal handed down partial judgments on September 18, 2023 (judgment on unfair pricing), March 8, 2024 (judgments on pay-for-delay and due process) and April 29, 2024 (judgment on fines). On September 6, 2024, the U.K. Court of Appeal overturned the Tribunal’s judgment on due process and, as a result, the Tribunal will consider and issue a further judgment on fines. Following a hearing in June 2026, on July 28, 2026, the Court of Appeal dismissed the appeals filed by Accord UK and Auden Mckenzie on issues relating to unfair pricing and remanded certain issues relating to the fines to the Tribunal. In August 2026, Teva sought permission from the Court of Appeal of England and Wales to appeal the unfair pricing ruling to the Supreme Court of the United Kingdom. On October 26, 2026, the Court of Appeal denied Teva’s request. Teva intends to seek permission to appeal directly from the Supreme Court by November 18, 2026. A hearing before the Tribunal on issues relating to the fine associated with the supply of the 10mg tablets is scheduled for January 26, 2027. A provision for the estimated exposure for Teva related to the fines and/or damages has been recorded in the financial statements.
In November 2022, two complaints filed by plaintiffs purporting to represent retailer purchasers and a putative class of end-payor purchasers were filed in the U.S. District Court for the District of New Jersey against Teva and its marketing partner Natco Pharma Limited (“Natco”) alleging violations of the antitrust laws in connection with their December 2015 settlement of patent litigation with Celgene Corporation (which was subsequently acquired by BMS) involving the drug Revlimid® (lenalidomide). The complaints also name Celgene and BMS as defendants. On January 24, 2023, the complaints were consolidated for pre-trial purposes only with an earlier-filed, already consolidated action filed against BMS and Celgene. On February 16, 2023, plaintiffs filed amended complaints adding additional plaintiffs. Additionally, on October 6, 2023, two individual payor plaintiffs brought claims similar to those described above in the U.S. District Court for the Northern District of California, which were consolidated with the pending consolidated actions and transferred to the U.S. District Court for the District of New Jersey. On June 6, 2024, the court granted in full Celgene’s motion to dismiss claims brought by certain insurer plaintiffs (Insurer Opt-Out Action), but allowed plaintiffs leave to amend most of their claims. The court had previously administratively terminated Teva’s, Natco’s, and Celgene’s motions to dismiss the retailer and end-payor complaints pending the decision on the Insurer Opt-Out Action. On August 5, 2024, plaintiffs filed amended complaints to which the defendants subsequently filed motions to dismiss. On December 16, 2024, five individual Insurer Opt-Out plaintiffs, each of whom had added Teva and Natco as defendants in the Insurer Amended Complaint filed on August 5, 2024, filed new standalone complaints naming Teva, Natco and others as defendants. On September 29, 2026, the court denied defendants’ motions to dismiss as to certain aspects of plaintiffs’ antitrust allegations concerning the 2015 patent litigation settlement. The court did not address other issues presented in defendants’ motions to dismiss, including plaintiffs’ overarching conspiracy allegations. Those issues remain pending. Annual sales of Revlimid® in the United States were approximately $3.5 billion at the time of the settlement.

On December 2, 2022, plaintiffs purporting to represent putative classes of indirect purchasers of EpiPen® (epinephrine injection) and NUVIGIL® (armodafinil) filed a complaint in the U.S. District Court for the District of Kansas against Teva, Cephalon, and a former Teva executive. Teva owns the NDA for NUVIGIL and sold the brand product, for which generic entry occurred in 2016. Teva filed an Abbreviated New Drug Application (“ANDA”) to sell generic EpiPen®, which Teva launched in 2018 following receipt of FDA approval. The complaint alleges, among other things, that the defendants violated federal antitrust laws, the RICO Act, and various state laws in connection with settlements resolving patent litigation relating to those products. Plaintiffs seek injunctive relief, compensatory and punitive damages, interest, attorneys’ fees and costs. On September 26, 2023, plaintiffs filed a brief in which plaintiffs limited their claims only to those relating to the alleged delay of generic NUVIGIL. On March 26, 2024, the court dismissed plaintiffs’ RICO claims and certain state law claims but denied Teva’s motion to dismiss plaintiffs’ antitrust claims. On June 14, 2024, the court entered orders bifurcating discovery and limiting the first phase to the question of the timeliness of plaintiffs’ claims. On April 9, 2026, Teva filed a motion for summary judgement seeking dismissal based on the timelines of plaintiffs’ claims, and on June 12, 2026, plaintiffs filed their opposition. That motion remains pending. Substantially similar complaints were filed in the U.S. District Courts for the Central District of California and the Eastern District of New York on June 19, 2025, and June 23, 2025, respectively, and both litigations were subsequently transferred to the District of Kansas. On January 26, 2026, the court consolidated the transferred cases and plaintiffs filed a virtually identical, amended consolidated complaint on February 20, 2026. On March 20, 2026, Teva filed its motion to dismiss the amended consolidated complaint, which is fully briefed and remains pending. Annual sales of NUVIGIL in the United States were approximately $300 million at the time Teva entered into the first settlement with an ANDA filer in 2012.
In May 2023, certain end-payor plaintiffs filed putative class action complaints in the U.S. District Court for the District of Massachusetts against Teva and a number of its affiliates, alleging that Teva engaged in anticompetitive conduct to suppress generic competition to its branded QVAR asthma inhalers in violation of state and federal antitrust laws and state consumer protection laws. The court dismissed plaintiffs’ claim that Teva had engaged in “sham litigation” and certain of plaintiffs’ state antitrust and consumer protection claims, but permitted the case to proceed on the remainder of plaintiffs’ allegations. Teva recognized a provision for this matter in 2025. On August 4, 2025, the parties informed the court that they had reached a settlement in principle, which was subsequently finalized and filed, and on August 5, 2026, the Court granted final approval of the settlement.
In September, October, and December 2025, private plaintiffs representing (i) a putative class of end-payor purchasers, (ii) a putative class of direct purchasers; (iii) Walgreen Co., The Kroger Co., Albertsons Companies, Inc., HEB, L.P., and Supervalu, Inc., and (iv) CVS Pharmacy, Inc. (collectively with (iii), the “Retailers”), filed complaints in the United States District Court for the District of Rhode Island against Bausch Health Companies Inc., Teva, and their related entities. In December 2025, certain of the plaintiff groups identified above filed an amended complaint. The operative complaints allege violations of the antitrust laws and various state laws in connection with the companies’ September 2018 settlement of patent litigation concerning the drug Xifaxan® (rifaximin). Plaintiffs seek declaratory and injunctive relief, treble damages, attorneys’ fees, and costs of suit. On January 28, 2026 and March 25, 2026, respectively, the putative classes of end-payor purchasers and direct purchasers voluntarily dismissed their claims without prejudice. On April 16, 2026, the Retailers filed amended complaints and on September 22, 2026, Teva filed a motion to dismiss all claims against it, which motion remains pending. On July 31, 2026, Aetna, Inc., Health Care Service Corporation, and Molina Healthcare filed a complaint in the Court of Common Pleas in Allegheny County, Pennsylvania, (“State Court Action”) alleging substantially similar claims. The parties in the State Court Action filed a joint motion to stay the case on September 22, 2026, and that motion remains pending. On October 12, 2026, private plaintiffs representing a putative class of consumer purchasers filed a complaint in the United States District Court for the District of New Jersey alleging substantially similar claims. Annual sales of Xifaxan® were approximately $1.5 billion at the time of the settlement.
Government Investigations and Litigation Relating to Pricing and Marketing
Teva is involved in government investigations and litigation arising from the marketing and promotion of its pharmaceutical products in the United States.
In 2015 and 2016, Actavis and Teva USA each respectively received subpoenas from the U.S. Department of Justice (“DOJ”) Antitrust Division seeking documents and other information relating to the marketing and pricing of certain Teva USA generic products and communications with competitors about such products. On August 25, 2020, a federal grand jury in the Eastern District of Pennsylvania returned a three-count indictment charging Teva USA with criminal felony Sherman Act violations. On August 21, 2023, Teva USA entered into a 3-year deferred prosecution agreement (“DPA”) with the DOJ. Under the terms of the DPA, Teva USA: (i) admitted to violating the antitrust laws by agreeing with competitors, in three instances between 2013 and 2015 involving three separate customers, not to bid on an opportunity to supply a customer with a particular generic product (in the first instance pravastatin, in the second clotrimazole, and in the third tobramycin); (ii) agreed to divest the pravastatin that it sells in the United States to a third-party buyer; (iii) agreed to donate $50 million worth of clotrimazole and tobramycin, valued at wholesale acquisition cost (“WAC”), to humanitarian organizations over five years; and (iv) agreed to pay a fine in the amount of $225 million over 5 years, with $22.5 million due each year from 2024 through 2027, and $135 million due in 2028. Teva recognized a provision for the resolution of this case and divested pravastatin in November 2024 pursuant to the DPA. In August 2026, Teva’s three-year DPA expired, and the Company expects to fulfill its remaining payment and donation obligations through 2028.
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
In 2015 and 2016, Actavis and Teva USA each respectively received a subpoena from the Connecticut Attorney General seeking documents and other information relating to potential state antitrust law violations. On December 15, 2016, a civil action was brought by the attorneys general of 49 states, as well as the District of Columbia and Puerto Rico, which includes claims against both Actavis and Teva. On May 10, 2019, most of these attorneys general filed another antitrust complaint against Actavis, Teva and other companies and individuals alleging that Teva was at the center of a conspiracy in the generic pharmaceutical industry and asserting that Teva and others allegedly fixed prices, rigged bids, and allocated customers and market share with respect to certain products. The second complaint was amended on November 22, 2024, to add California as a plaintiff as well as to add additional defendants. On June 10, 2020, most of the same states, with the addition of the U.S. Virgin Islands, filed a separate, third complaint in the U.S. District Court for the District of Connecticut naming, among other defendants, Actavis, in a similar complaint relating to dermatological generic products, and that complaint was later amended to, among other things, add California as a plaintiff.
For the complaints described above, which also include claims against certain former employees of Actavis and Teva USA, the states seek a finding that the defendants’ actions violated federal antitrust law and state antitrust and consumer protection laws, as well as injunctive relief, disgorgement, damages on behalf of various state and governmental entities and consumers, civil penalties and costs. In April 2024, all three of the attorneys general’s lawsuits were transferred back to the U.S. District Court for the District of Connecticut where they were originally filed, and fact discovery in all three complaints was completed in 2025. The court has denied, in large part, each of the defendants’ joint motions for summary judgment as to the attorney general’s third complaint. Trial in this matter is currently scheduled to begin in February 2027.
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
Beginning on March 2, 2016, and through June 2025, numerous complaints have been filed in the United States on behalf of putative classes of direct and indirect purchasers of several generic drug products, as well as several individual direct and indirect purchaser opt-out plaintiffs, including most recently a complaint filed by an indirect opt out plaintiff on December 2, 2025. All such complaints (other than the December 2025 complaint, as detailed below) have been transferred to the generic drug multidistrict litigation in the Eastern District of Pennsylvania (“Pennsylvania MDL”). These complaints have been brought against various manufacturer defendants, including Teva USA and Actavis, alleging that these defendants engaged in conspiracies to fix prices and/or allocate market share of generic products, and generally seeking injunctive relief and damages under federal antitrust law, as well as damages under various state laws. With limited exceptions, all fact discovery in the Pennsylvania MDL was completed in December 2025. The Pennsylvania MDL court selected two single-drug cases brought by putative classes of direct-purchaser plaintiffs (“DPPs”) and end-payor plaintiffs (“EPPs”) as bellwethers. Actavis (but not Teva) is a defendant in those cases. After selecting those two bellwether cases, the Pennsylvania MDL court certified them as class actions and proposed holding a trial in the EPP bellwether case starting in August 2025. However, on June 17, 2025, the United States Court of Appeals for the Third Circuit gave defendants permission to immediately appeal the Pennsylvania MDL court’s grant of class certification, and the Pennsylvania MDL court thereafter stayed the EPPs and DPPs bellwether cases. Briefing on the appeal was completed in December 2025, and on June 1, 2026 the Third Circuit held oral arguments on the appeal. The Pennsylvania MDL court selected five additional bellwethers: (i) Humana Inc.’s (“Humana”) indirect opt-out case, involving claims on various drugs; (ii) a case filed by a putative class of indirect reseller plaintiffs (“IRPs”) involving claims on a single drug (pravastatin); (iii) Kroger Co. (“Kroger”), a direct opt-out case, involving claims on various drugs, with trial expected in August 2027; (iv) Cigna Corp. (“Cigna”), an indirect opt-out case, involving claims on various drugs, with trial expected in January 2028; and (v) CVS Pharmacy Inc. (“CVS”), a direct opt-out case, involving claims on various drugs, where a trial date has not yet been set. As of July 2026, Teva and Actavis reached an agreement in principle to settle the IRPs’ claims, for which Teva recognized a provision in the second quarter of 2026; accordingly, and subject to finalization of that settlement, the trial previously scheduled for December 2026 is no longer expected to proceed. In October 2026, Teva and Humana reached an agreement to settle Humana’s claims, and Teva updated its provision in connection with this matter in the third quarter of 2026.
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
Plaintiffs brought a similar complaint in Canada, with allegations that the defendants engaged in conspiracies to fix prices and/or allocate market share of generic drug products to the detriment of a class of private payors. The court held a class certification hearing in October 2025 and, in February 2026, issued its decision denying class certification. In June 2026, the plaintiffs voluntarily dismissed the case with prejudice and this matter is therefore closed.
In March 2017, Teva received a subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting documents related to Teva’s donations to patient assistance programs. In August 2020, the U.S. Attorney’s office in Boston, Massachusetts brought a civil action in the U.S. District Court for the District of Massachusetts alleging causes of action under the federal False Claims Act and for unjust enrichment (the “DOJ PAP Complaint”). It was alleged that Teva’s donations to certain 501(c)(3) charities that provided financial assistance to multiple sclerosis patients violated the Anti-Kickback Statute. On October 10, 2024, Teva entered into a settlement agreement with the DOJ to resolve these claims. Under the terms of the settlement, which includes no admission of wrongdoing, Teva is required to pay $425 million over 6 years – $19 million was paid in December 2024, $34 million was paid in

January 2026, $49 million is due to be paid in each of December 2026 and December 2027, $99 million is due to be paid in December 2028, and $175 million is due to be paid in December 2029. The case was dismissed with prejudice on November 19, 2024. Teva has recognized a provision for the resolution of this case. Additionally, on January 8, 2021, Humana filed an action against Teva in the U.S. District Court for the Middle District of Florida based on the allegations raised in the DOJ PAP Complaint. On April 29, 2025, the court granted Teva’s motion to dismiss. On May 28, 2025, Humana re-filed the case in Kentucky circuit court, alleging the same facts alleged in the Florida district court action. On July 29, 2025, Teva filed a motion to dismiss, which the court granted in part and denied in part on January 15, 2026, leaving only claims for breach of various rebate agreements remaining. On November 17, 2022, United Healthcare filed an action against Teva in the U.S. District Court for the District of New Jersey based on the conduct alleged in the DOJ PAP Complaint, followed by an amended complaint filed on February 29, 2024. On March 28, 2025, Teva moved for summary judgment limited to the statute of limitations defense as per the court’s order, and on July 31, 2026, the Court granted Teva’s motion for summary judgment in part, finding United Healthcare’s RICO claims are time barred, and on August 7, 2026, the Court administratively terminated Teva’s summary judgment motion with regard to the remaining state law claims.
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
On December 1, 2022, Teva received a civil subpoena from the U.S. Attorney’s office in Boston, Massachusetts requesting certain documents related to the sale and marketing of AUSTEDO® and risperidone LAI. Teva cooperated with the request for documents and information and the Company has not received communication regarding this matter for several years.
On October 1, 2024, Teva received a civil investigative demand from the U.S. Attorney’s office in Boston, Massachusetts and the Civil Division of the Department of Justice requesting certain documents and information related to the manufacturing practices at its former manufacturing facility in Irvine, California, which Teva closed in 2022. Teva cooperated with the request for documents and information. The government requests arose from a qui tam complaint filed under seal by a former employee under the False Claims Act. The complaint was filed with the U.S. District Court for the District of Massachusetts. On May 26, 2026, the government notified the Court of its decision not to intervene. The complaint was unsealed on May 27, 2026, and Teva has not been served with a complaint.
Opioids Litigation
Since May 2014, more than 3,500 complaints have been filed by various governmental agencies and private plaintiffs in U.S. state and federal courts with respect to opioid sales and distribution against various Teva affiliates and several other pharmaceutical companies, the vast majority of which have been resolved. The majority of the remaining cases are consolidated in the multidistrict litigation in the Northern District of Ohio (the “MDL Opioid Proceeding”). These cases assert claims under similar provisions of different state laws and generally allege that the defendants engaged in improper marketing and distribution of Teva’s branded opioids, including ACTIQ® and FENTORA®, and also assert claims related to Teva’s generic opioid products. In the first quarter of 2026, Teva and representatives for a class of third-party payers (“TPPs”) reached an agreement in principle to settle the TPPs’ opioid-related claims. No eligible TPPs opted out of the settlement, which was finalized on September 23, 2026.
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
In June 2023, Teva finalized and fully resolved its nationwide settlement agreement with the states and litigating subdivisions. Under the financial terms of the nationwide settlement agreement with the states and subdivisions, Teva will pay up to $4.25 billion (including the already settled cases), spread over 13 years. This total includes the supply of up to $1.2 billion of Teva’s generic version of Narcan® (naloxone hydrochloride nasal spray), valued at wholesale acquisition cost, over 10 years or cash at 20% of the wholesale acquisition cost ($240 million) in lieu of product.
Teva has settled claims brought by 100% of the U.S. states and their litigating political subdivisions, the Native American tribes (the “Tribes”), and approximately 500 U.S. hospitals and other healthcare providers asserting opioid-related claims, including public nuisance. Teva’s estimated cash payments between 2026 and 2030 for all opioids settlements are: $368 million to be paid in 2026 (of which $354 million was paid as of September 30, 2026), $365 million payable in 2027; $416 million payable in 2028; $339 million payable in 2029; and $337 million payable in 2030. These payments are subject to change based on various factors including, but not limited to, timing of payments, most favored nations clauses associated with prior settlements, and the states’ elections to take Teva’s generic version of Narcan® (naloxone hydrochloride nasal spray). The remaining payments, subject to adjustments, will be paid beyond 2030.
In light of the nationwide settlement agreement between Teva and the States’ Attorneys General and their subdivisions, Teva’s indemnification obligations arising from Teva’s acquisition of the Actavis Generics business for opioid-related claims, prior settlements reached with Louisiana, Texas, Rhode Island, Florida, San Francisco, West Virginia, New York, the Tribes, Nevada and the City of Baltimore, the agreement with the hospitals discussed above, Teva’s agreement with the TPPs, as well as an estimate for a number of items including, but not limited to, costs associated with administering injunctive terms, and most favored nations clauses associated with prior settlements, the Company has recorded a provision. The provision is a reasonable estimate of the ultimate costs for Teva’s opioids settlements, after discounting payments to their net present value. A reasonable upper end of a range of loss cannot be determined for the entirety of the remaining opioid-related cases. An adverse resolution of any of these lawsuits or investigations may involve large monetary penalties, damages, and/or other forms of monetary and non-monetary relief and could have a material and adverse effect on Teva’s reputation, business, results of operations and cash flows.
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
Shareholder Litigation
In November and December 2016, two putative securities class actions were filed in the U.S. District Court for the Central District of California against Teva and certain of its current and former officers and directors, which were subsequently consolidated and transferred to the U.S. District Court for the District of Connecticut (the “Ontario Teachers Securities Litigation”). On December 13, 2019, the lead plaintiff filed an amended complaint, purportedly on behalf of purchasers of Teva’s securities between February 6, 2014 and May 10, 2019, asserting that Teva and certain of its current and former officers and directors violated federal securities and common laws in connection with Teva’s alleged failure to disclose pricing strategies for various drugs in its generic drug portfolio and by making allegedly false or misleading statements in certain offering materials. From July 2017 to June 2019, other putative securities class actions were filed in other federal courts based on similar allegations and claims, and were transferred to the U.S. District Court for the District of Connecticut. Between August 2017 and January 2022, twenty-three complaints were filed against Teva and certain of its current and former officers and directors on behalf of plaintiffs in various forums across the country, and many of those plaintiffs had “opted-out” of the Ontario Teachers Securities Litigation. On January 18, 2022, Teva entered into a settlement in the Ontario Teachers Securities Litigation for $420 million, which received final approval from the court on June 2, 2022. The vast majority of the total settlement amount was covered by the Company’s insurance carriers, with a small portion contributed by Teva. Additionally, Teva admitted no liability as part of the settlement and has denied all allegations of wrongdoing. Teva has settled the vast majority of “opt-out” claims including a class settlement with shareholders in Israel. One opt-out case remains pending in the U.S., with a trial scheduled for January 2027.
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
Other Matters
On January 15, 2025, Teva filed a lawsuit against the Centers for Medicare and Medicaid Services (“CMS”) in the U.S. District Court for the District of Columbia, alleging that CMS’s implementation of the Drug Price Negotiation Program portion of the Inflation Reduction Act (“IRA”) of 2022 is arbitrary and contrary to the plain meaning of the statute, in violation of the Administrative Procedure Act (“APA”), and is therefore unconstitutional. On November 20, 2025, the U.S. District Court for the District of Columbia granted CMS’s motion for summary judgement. Teva has appealed this decision. On August 18, 2026, the U.S. Appeals Court for the District of Columbia Circuit issued a decision affirming that Teva’s challenge to the IRA is not barred from judicial review but finding for the government regarding CMS’ implementation of determination of Qualified Single Source Drugs. The Appeals Court also determined that Teva’s challenge to CMS’ determination of when a generic drug is marketed for purposes of implementing the IRA should continue and be returned to the district court.
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
In October 2017, Teva filed a lawsuit in the U.S. District Court for the District of Massachusetts alleging that Eli Lilly & Co.’s (“Lilly”) marketing and sale of its galcanezumab product for the treatment of migraine infringes on nine Teva patents, including three method of treatment patents and six composition of matter patents. Lilly then submitted inter partes review (“IPR”) petitions to the Patent Trial and Appeal Board (“PTAB”), challenging the validity of the nine Teva patents. The PTAB issued decisions upholding the three method of treatment patents but finding the six composition of matter patents invalid, which decisions were affirmed by the Court of Appeals for the Federal Circuit on August 16, 2021. A jury trial regarding the three method of treatment patents resulted in a verdict in Teva’s favor on November 9, 2022. The jury’s verdict found that the three method of treatment patents were valid and infringed by Lilly and awarded Teva $176.5 million in damages. On September 26, 2023, the U.S. District Court for the District of Massachusetts issued a decision that reversed the jury’s verdict and damages award, finding Teva’s method of treatment patents to be invalid. Teva appealed and a hearing was held on September 5, 2025. On April 16, 2026, the U.S. Appeals Court for the Federal Circuit issued a decision in Teva’s favor, reinstating the jury’s verdict of infringement and award of damages. Lilly filed a petition seeking further review of this decision, to which Teva responded on August 3, 2026. On September 30, 2026, the Federal Circuit denied Lilly’s petition, affirming Teva’s win. Lilly will have the opportunity to seek Supreme Court review of the appeal decision. In the meantime, the case will return to the Massachusetts District Court for a final determination of the amount of damages Lilly will owe Teva.
In March 2024, Teva filed a lawsuit in the U.S. District Court for the District of New Jersey alleging that Amarin Pharma, Inc., Amarin Pharmaceuticals Ireland Limited, and Amarin Corporation plc (collectively “Amarin”) engaged in a decade-long scheme to lock up the supply of icosapent ethyl to prevent and delay generic competition to its branded Vascepa® drug product. Teva’s lawsuit coincides with four other lawsuits brought by generic drug manufacturers and purchasers of branded Vascepa® alleging the same or similar conduct by Amarin. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic icosapent ethyl drug sales that Teva could have made absent Amarin’s alleged interference. On May 24, 2024, Amarin filed a motion in the U.S. District Court for the District of Nevada, seeking to enforce the terms of an earlier Teva-Amarin agreement to settle patent litigation regarding Vascepa®, which Amarin asserted precluded Teva from filing the present antitrust action. On December 4, 2024, the Nevada court denied Amarin’s motion. On October 8, 2025, Amarin filed a motion with the U.S. District Court of the District of New Jersey, where the case is pending, seeking judgment on the pleadings, which was denied on February 2, 2026. Discovery is ongoing. As the lawsuit is still in its initial stages, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
In June 2024, Teva filed a lawsuit in the U.S. District Court for the Northern District of California alleging that Corcept Therapeutics, Inc. (“Corcept”) and Optime Care Inc. (“Optime”) engaged in a multifaceted, years-long scheme to stifle generic competition to Corcept’s branded Korlym® (mifepristone) drug product, which is indicated to treat endogenous Cushing’s syndrome. Teva alleges that Corcept and Optime have suppressed competition by, among other things, abusing the patent and judicial systems, entering a long-term, blanket exclusive-dealing agreement that has locked up a key pharmaceutical distribution channel, and making illicit payments to physicians as compensation for prescribing Korlym®. Teva’s requested relief includes compensatory damages for lost sales and lost profits from generic mifepristone drug sales that Teva could have made absent Corcept and Optime’s alleged interference, as well as injunctive relief to remove the unlawful barriers to generic competition created by Corcept and Optime. Teva filed an amended complaint in September 2024. Defendants filed a joint motion to dismiss in October 2024, which the court denied in substantial part on September 12, 2025. On January 29, 2026, Teva filed an amended complaint, adding a new claim for unlawful exclusive dealing against Corcept and amending certain claims that were previously dismissed. On February 5, 2026, Corcept and Optime filed briefs in support of their joint motion to dismiss, and on May 5, 2026, the court denied defendants’ motion to dismiss in substantial part. The parties filed motions for summary judgment and Daubert motions in October 2026, and those motions will be fully briefed in November 2026. As the lawsuit is still ongoing, it is not possible to predict its outcome and there is no guarantee that Teva will be granted its requested relief.
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

NOTE 11 – INCOME TAXES:
In the third quarter of 2026, Teva recognized a tax expense of $66 million, on pre-tax income of $300 million. In the third quarter of 2025, Teva recognized a tax expense of $214 million, on pre-tax income of $646 million.
Teva’s tax rate for the third quarter of 2026 was mainly affected by the generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate and other infrequent or non-recurring items.
Teva’s tax rate for the third quarter of 2025 was mainly affected by changes in deferred tax balances due to statutory tax rate changes and interest and inflation adjustments related to the agreement with the Israeli Tax Authorities (“ITA”) mentioned below.
In the first nine months of 2026, Teva recognized a tax expense of $254 million, on pre-tax income of $282 million. In the first nine months of 2025, Teva recognized a tax expense of $210 million, on pre-tax income of $1,143 million.
Teva’s tax rate for the first nine months of 2026 was mainly affected by an unfavorable tax impact of a non-deductible acquired IPR&D charge related to the acquisition of Emalex and its primary asset ecopipam (EBS-101), the generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate and other infrequent or non-recurring items, such as internal legal entities reorganization.
Teva’s tax rate for the first nine months of 2025 was mainly affected by releases of uncertain tax positions, interest and inflation adjustments related to the agreement with the ITA mentioned below, foreign exchange impact on deferred tax positions and changes in deferred tax balances due to statutory tax rate changes.
The statutory Israeli corporate tax rate is 23% in 2026. Teva’s global tax rate differs from the Israeli statutory tax rate, mainly due to generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, tax benefits, as well as infrequent or non-recurring items.
Teva filed a claim seeking the refund of withholding taxes paid to the Indian tax authorities in 2012. On September 15, 2026, the High Court of Delhi issued a judgment in favor of Teva. The Indian tax authorities may choose to appeal against this judgment.
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

NOTE 12 – OTHER ASSETS IMPAIRMENTS, RESTRUCTURING AND OTHER ITEMS:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(U.S. $ in millions)		(U.S. $ in millions)
Impairments of long-lived tangible assets *	$204	$15	$296	$28
Contingent consideration	2	16	25	46
Restructuring	58	29	121	196
Other	§	3	(4)	2
Total	264	62	438	272
__________
* Including impairments related to exit and disposal activities.
§ Represents an amount less than $0.5 million.

Impairments
In the three months ended September 30, 2026, Teva recorded an expense of $204 million under impairments of tangible assets, compared to an expense of $15 million in the three months ended September 30, 2025. The expense for the three months ended September 30, 2026, was mainly related to impairment charges in connection with several manufacturing facilities in Europe and to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes an impact related to the expected gain from reclassification of currency translation adjustments.
Impairments of tangible assets for the nine months ended September 30, 2026 and 2025 were $296 million and $28 million, respectively. The impairment for the nine months ended September 30, 2026, was mainly related to impairment charges in connection with several manufacturing facilities in Europe and to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes a favorable impact related to the expected gain from reclassification of currency translation adjustments.
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
Teva may record additional impairments in the future, to the extent it changes its plans on any given asset and/or the assumptions underlying such plans, as a result of its network consolidation activities and its “Pivot to Growth" strategy.
Contingent consideration
In the three months ended September 30, 2026, Teva recorded an expense of $2 million for contingent consideration, compared to an expense of $16 million in the three months ended September 30, 2025.
In the nine months ended September 30, 2026, Teva recorded an expense of $25 million for contingent consideration, compared to an expense of $46 million in the nine months ended September 30, 2025.
Restructuring
In the three months ended September 30, 2026, Teva recorded $58 million of restructuring expenses, compared to $29 million in the three months ended September 30, 2025. Expenses in the three months ended September 30, 2026 and 2025 were primarily related to optimization activities in connection with Teva’s Transformation Programs, as described below, related to Teva’s global organization and operations, mainly through headcount reductions.
In the nine months ended September 30, 2026, Teva recorded $121 million of restructuring expenses, compared to $196 million in the nine months ended September 30, 2025. Expenses for the nine months ended September 30, 2026 and 2025 were primarily related to optimization activities in connection with Teva’s Transformation Programs related to Teva’s global organization and operations, mainly through headcount reduction.
Under Teva’s Transformation Programs announced on May 7, 2025, Teva expects to achieve cost savings through a variety of initiatives including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend in the following years ("Transformation Programs"). These Transformation Programs are expected to result in the reduction of approximately 8% of Teva’s total workforce as of December 31, 2024, by the end of 2027. In addition, as part of Teva's ongoing efficiency and modernization initiatives, Teva continues to evolve its operating model, leveraging technology and process simplification, including through external capabilities.
The following tables provide the components of the Company’s restructuring costs:

	Three months ended September 30,
	2026	2025
	(U.S. $ in millions)
Restructuring
Employee termination	$57	$28
Other	1	1
Total	$58	$29

	Nine months ended September 30,
	2026	2025
	(U.S. $ in millions)
Restructuring
Employee termination	$116	$191
Other	5	5
Total	$121	$196

The following table provides the components of and changes in the Company’s restructuring accruals:

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2026	$(124)	$(14)	$(138)
Provision	(116)	(5)	(121)
Utilization and other*	139	6	145
Balance as of September 30, 2026	$(101)	$(13)	$(114)

	Employee termination costs	Other	Total
	(U.S. $ in millions)
Balance as of January 1, 2025	$(55)	$(13)	$(68)
Provision	(191)	(5)	(196)
Utilization and other*	92	4	96
Balance as of September 30, 2025	$(154)	$(14)	$(168)
__________
*    Includes adjustments for foreign currency translation.

NOTE 13 – EARNINGS (LOSS) PER SHARE:
Basic earnings and loss per share are computed by dividing net income (loss) attributable to Teva’s ordinary shareholders by the weighted average number of ordinary shares outstanding, net of treasury shares.
Basic and diluted earnings (loss) per share attributable to Teva’s ordinary shareholders for the three and nine months ended September 30, 2026 and 2025, are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(U.S. $ in millions except share and per share data)
	2026	2025	2026	2025
Basic earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$233	$433	$26	$930
Shares (denominator):
Weighted average shares outstanding	1,166	1,147	1,162	1,144
Basic earnings (loss) attributable to Teva’s ordinary shareholders	$0.20	$0.38	$0.02	$0.81

Diluted earnings (loss) attributable to Teva’s ordinary shareholders (numerator):
Net income (loss) attributable to Teva’s ordinary shareholders	$233	$433	$26	$930
Shares (denominator):
Weighted average shares outstanding	1,166	1,147	1,162	1,144
Diluted effect of stock options, RSUs and PSUs	17	17	18	16
Total dilutive shares outstanding	1,183	1,164	1,180	1,160
Diluted earnings (loss) attributable to Teva’s ordinary shareholders	$0.20	$0.37	$0.02	$0.80

In computing diluted earnings per share for the three and nine months ended September 30, 2026, basic earnings per share were adjusted to take into account the potential dilution that could occur upon the exercise of options and non-vested RSUs and PSUs granted under employee stock compensation plans. No account was taken of the potential dilution that could occur upon the exercise of convertible senior debentures, since they had an anti-dilutive effect on earnings per share. Additionally, an amount of 11.6 million and 10.7 million dilutive shares of ordinary shares from the conversion of outstanding stock options, RSUs and PSUs were excluded from the computation of diluted earnings per share attributable to Teva’s ordinary shareholders for the three and nine months ended September 30, 2026, respectively.

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

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
a. Accumulated other comprehensive loss
The components of, and changes within, accumulated other comprehensive income (loss) attributable to Teva are presented in the table below:

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)

Balance as of December 31, 2025, net of taxes	$(2,152)	$(199)	$(39)	$(2,391)
Other comprehensive income (loss) before reclassifications	(131)	(35)	—	(167)
Amounts reclassified to the statements of income	—	13	(2)	11
Release of cumulative translation adjustments	(6)	—	—	(6)
Net other comprehensive income (loss) before tax	(137)	(23)	(2)	(162)
Corresponding income tax	(3)	—	—	(3)
Net other comprehensive income (loss) after tax	(140)	(23)	(2)	(165)
Balance as of September 30, 2026, net of taxes	$(2,292)	$(222)	$(41)	$(2,556)

	Net Unrealized Gains (Losses)		Benefit Plans
	Foreign currency translation adjustments	Derivative financial instruments	Actuarial gains (losses) and prior service (costs) credits	Total
	(U.S. $ in millions)

Balance as of December 31, 2024, net of taxes	$(2,857)	$(238)	$(52)	$(3,148)
Other comprehensive income (loss) before reclassifications	509	—	—	509
Amounts reclassified to the statements of income	—	30	(2)	28
Release of cumulative translation adjustments**	181	—	—	181
Net other comprehensive income (loss) before tax	690	30	(2)	718
Corresponding income tax	(45)	—	—	(45)
Net other comprehensive income (loss) after tax*	645	30	(2)	673
Balance as of September 30, 2025, net of taxes	$(2,212)	$(208)	$(54)	$(2,475)
__________
* Amounts do not include a $27 million gain from foreign currency translation adjustments attributable to redeemable and non-redeemable non-controlling interests.
** In connection with the sale of Teva’s business venture in Japan.
 b. Ordinary shares
As of September 30, 2026 and December 31, 2025, Teva had approximately 1.3 billion ordinary shares issued, respectively. Teva ordinary shares are traded on both the Tel Aviv Stock Exchange and the New York Stock Exchange under the symbol "TEVA".
Prior to September 14, 2026, Teva's ordinary shares traded on the New York Stock Exchange in the form of American Depositary Shares ("ADSs"), each representing one ordinary share. On September 14, 2026, Teva's ADS program was terminated and each ADS was exchanged for one ordinary share.

NOTE 15 – SEGMENTS:
Teva operates its business and reports its financial results in the following three segments:
(a)United States segment.
(b)Europe segment, which includes the European Union, the United Kingdom and certain other European countries.
(c)International Markets segment, which includes all countries other than the United States and countries included in the Europe segment.
In addition to these three segments, Teva has other sources of revenues included in Other Activities that do not meet the criteria for a reportable segment, primarily Teva’s distribution business in the United States through Anda, the sale of APIs to third parties, an out-licensing platform offering a portfolio of products to other pharmaceutical companies through Teva's affiliate, Medis, and certain contract manufacturing services.
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
 a.    Segment information:

	Three months ended September 30,
	2026
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$1,870	$1,319	$592
Cost of sales	467	562	276
R&D expenses	196	62	31
S&M expenses	306	211	125
G&A expenses	109	64	34
Other	§	§	§
Segment profit*	$791	$420	$125
__________

* Segment profit includes depreciation expenses of $39 million in the United States, $33 million in Europe,             and $18 million in International Markets.
§     Represents an amount less than $0.5 million.

	Three months ended September 30,
	2025
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$2,090	$1,235	$557
Cost of sales	645	570	280
R&D expenses	161	62	26
S&M expenses	248	225	122
G&A expenses	113	75	36
Other	(3)	§	§
Segment profit*	$927	$303	$95
__________

*    Segment profit includes depreciation expenses of $37 million in the United States, $31 million in Europe and $18 million in International Markets.
§     Represents an amount less than $0.5 million

	Nine months ended September 30,
	2026
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$5,106	$3,922	$1,666
Cost of sales	1,462	1,727	823
R&D expenses**	1,226	159	80
S&M expenses	898	648	370
G&A expenses	307	203	111
Other	(9)	(3)	(8)
Segment profit*	$1,222	$1,188	$289
__________

*    Segment profit includes depreciation expenses of $111 million in the United States, $99 million in Europe, and $53 million in International Markets.
** Including expenses related to the acquisition of Emalex and its primary asset ecopipam (EBS-101) in the United States segment. See ‘Emalex Biosciences’ included in note 2.

	Nine months ended September 30,
	2025
	United States	Europe	International Markets
	(U.S. $ in millions)
Revenues	$5,413	$3,726	$1,634
Cost of sales	1,742	1,687	835
R&D expenses	467	181	75
S&M expenses	741	652	353
G&A expenses	319	210	107
Other	(1)	§	(3)
Segment profit*	$2,143	$996	$266
__________

*    Segment profit includes depreciation expenses of $110 million in the United States, $93 million in Europe, and $53 million in International Markets.
§    Represents an amount less than $0.5 million.

The following table presents a reconciliation of Teva’s segment profits to its consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(U.S. $ in millions)		(U.S. $ in millions)
United States profit	$791	$927	$1,222	$2,143
Europe profit	420	303	1,188	996
International Markets profit	125	95	289	266
Total reportable segments profit	1,336	1,325	2,699	3,405
Profit of Other Activities	57	(31)	25	(32)
Amounts not allocated to segments:
Amortization	139	144	415	436
Other assets impairments, restructuring and other items	264	62	438	272
Intangible assets impairments	24	64	54	227
Legal settlements and loss contingencies	201	60	503	309
Other unallocated amounts	51	82	179	272
Consolidated operating income (loss)	714	882	1,135	1,857
Financial expenses, net	414	237	854	714
Consolidated income (loss) before income taxes	$300	$646	$282	$1,143

b. Segment revenues by major products and activities:
The following tables present revenues by major products and activities for the three and nine months ended September 30, 2026 and 2025:

United States	Three months ended
	September 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including biosimilars)	$718	$1,175
AJOVY	138	73
AUSTEDO	727	601
BENDEKA and TREANDA	30	35
COPAXONE	58	62
UZEDY	85	43
Other	114	101
Total	$1,870	$2,090

United States	Nine months ended
	September 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including biosimilars)	$1,990	$2,984
AJOVY	341	190
AUSTEDO	1,963	1,492
BENDEKA and TREANDA	85	111
COPAXONE	182	179
UZEDY	225	136
Other	321	321
Total	$5,106	$5,413

Europe	Three months ended
	September 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,033	$982
AJOVY	84	66
COPAXONE	38	44
Respiratory products	54	52
Other*	111	91
Total	$1,319	$1,235
__________
*    Other revenues in the third quarter of 2026 and 2025 include the sale of certain product rights.

Europe	Nine months ended
	September 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$3,146	$3,011
AJOVY	238	195
COPAXONE	127	135
Respiratory products	171	162
Other*	241	223
Total	$3,922	$3,726
__________
*    Other revenues in the first nine months of 2026 and 2025 include the sale of certain product rights.

International markets	Three months ended
	September 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$407	$421
AJOVY	48	30
AUSTEDO	24	17
COPAXONE	8	8
Other*	105	82
Total	$592	$557
__________
*    Other revenues in the third quarter of 2026 and 2025 include the sale of certain product rights.

International markets	Nine months ended
	September 30,
	2026	2025
	(U.S. $ in millions)
Generic products (including OTC and biosimilars)	$1,212	$1,298
AJOVY	130	78
AUSTEDO	63	34
COPAXONE	22	25
Other*	239	199
Total	$1,666	$1,634
__________
*    Other revenues in the first nine months of 2026 and 2025 include the sale of certain product rights.

NOTE 16 – FAIR VALUE MEASUREMENT:
Financial items carried at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are classified in the tables below in one of the three categories of fair value levels:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$3,003	$—	$—	$3,003
Cash, deposits and other	1,082	—	—	1,082
Investment in securities:
Equity securities	15	—	—	15
Other	3	—	—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	52	—	52
Liability derivatives:
Options and forward contracts	—	(56)	—	(56)
Cross currency interest rate swap	—	(14)	—	(14)
Contingent consideration*	—	—	(43)	(43)
Total	$4,103	$(18)	$(43)	$4,042

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(U.S. $ in millions)
Cash and cash equivalents:
Money markets	$2,678	$—	$—	$2,678
Cash, deposits and other	878	—	—	878
Investment in securities:
Equity securities	16	—	—	16
Other	3	—	—	3
Derivatives:
Asset derivatives:
Options and forward contracts	—	86	—	86
Liability derivatives:
Options and forward contracts	—	(38)	—	(38)
Cross currency interest rate swap	—	(19)	—	(19)
Contingent consideration*	—	—	(51)	(51)
Total	$3,575	$29	$(51)	$3,553
__________
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
The following table summarizes the activity for the financial assets and liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
	(U.S. $ in millions)

Fair value at the beginning of the period	$(51)	$(401)
Adjustments to provisions for contingent consideration:
Allergan transaction	—	(25)
Eagle transaction	(20)	(20)
Novetide transaction	(2)	(1)
Settlement of contingent consideration:
Allergan transaction	—	212
Eagle transaction	28	35
Novetide transaction	2	2
Fair value at the end of the period	$(43)	$(198)

Financial instruments not measured at fair value
Financial instruments measured on a basis other than fair value mostly consist of senior notes, sustainability-linked senior notes and convertible senior debentures (see note 7) and are presented in the table below in terms of fair value (level 1 inputs):

	Estimated fair value*
	September 30,	December 31,
	2026	2025
	(U.S. $ in millions)
Senior notes and sustainability-linked senior notes included under senior notes and loans	$12,152	$15,128
Senior notes and convertible senior debentures included under short-term debt	4,033	1,801
Total	$16,185	$16,929
__________
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
Pivot to Growth Strategy
In the third quarter of 2026, we continued to execute on the four key pillars of our “Pivot to Growth” strategy, announced in May 2023, which entered into its “Accelerate Growth” phase in 2025. During this phase, we expect to focus on growing our innovative portfolio, aligning capital allocation to invest in activities we expect to have the highest value, and modernizing our organization and operations to drive both efficiency and cost savings. Under Teva’s Transformation Programs announced on May 7, 2025, we expect to achieve such cost savings through a variety of initiatives, including examining practices and efficiencies in methods of working, reduction in headcount and optimizing external spend in the following years. In addition, as part of these ongoing efficiency and modernization initiatives, we continue to evolve our operating model, leveraging technology and process simplification, including through external capabilities.
On September 14, 2026, our ordinary shares began trading on the New York Stock Exchange, in lieu of the American Depositary Shares (“ADSs”), under the same ticker symbol under which the ADSs previously traded, “TEVA”. Also on September 14, 2026, our ADS program terminated, with each ADS exchanged for one ordinary share. Teva's ordinary shares continue to trade on the Tel Aviv Stock Exchange under the same symbol, “TEVA”. Additional information is available on the investor relations section of the Company’s website, available at ir.tevapharm.com.
BioXcel Therapeutics
In August 2026, Teva entered into an asset sale agreement with BioXcel Therapeutics, Inc. (“BioXcel”) to serve as the stalking horse bidder in a court-supervised sale process pursuant to Section 363 of Chapter 11 of the U.S. Bankruptcy Code for the acquisition of substantially all of BioXcel’s assets, including IGALMI® (dexmedetomidine) sublingual film and the related pending supplemental New Drug Application (“sNDA”) for BXCL-501. Following the court-supervised sale process, Teva was selected as the successful bidder for the assets, and on October 21, 2026, the court approved the sale order. On October 27, 2026, we announced the completion of the acquisition of the neuroscience assets of BioXcel, including worldwide rights to BXCL-501 and IGALMI (dexmedetomidine) sublingual film. Under the terms of the agreement, Teva will acquire the assets for an upfront payment of $58 million and up to an additional $68 million in contingent payments. The contingent payments include time-based payments linked to the timing of the pending FDA approval of BXCL-501, including potential delays in approval, as well as payments based on the achievement of specified sales milestones. BXCL-501 is under FDA review for potential at-home use for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI is FDA-approved for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults under the supervision of a healthcare provider.
Macroeconomic and Geopolitical Environment
Geopolitical developments and conflicts, including war involving Iran and in Russia and Ukraine, have contributed to increased uncertainty and volatility in global economic conditions. For example, the conflict with Iran has affected financial markets, foreign exchange rates and energy prices, and has disrupted international trade routes, supply chains and logistics, disrupting critical global logistics corridors, maritime shipping routes, and air cargo hubs, including those used for the transportation of pharmaceutical products and key inputs. In some cases, such disruptions have resulted in and may continue to result in delays in our production and distribution processes, impacting product availability and our ability to timely respond to consumer demand. Although we have taken measures to mitigate and offset these impacts, the situation remains fluid and the broader economic consequences of the conflict are difficult to predict. Given our global operations, including personnel and several manufacturing and R&D facilities in Israel, as well as our exposure to international markets, continued instability in the region could adversely impact our business operations and financial condition. As of the date of this Quarterly Report on Form 10-Q, the impact of these conflicts on our results of operations and financial condition was immaterial.

Moreover, recent U.S. tariffs imposed, or threatened to be imposed on materials and products from countries where we do business may impact our business. Any responsive or reciprocal actions taken by such countries, as well as heightened sanctions regimes and trade restrictions arising from geopolitical conflicts, as discussed above, could impact our costs and global operations. The countries subject to tariffs or other trade restrictions, and the tariff rate imposed on each country or scope of applicable restrictions, is dynamic. We continue to monitor and assess the potential impact on our supply chain and global operations, which could be material, and to pursue mitigation strategies for such potential impact, including on certain innovative products manufactured outside of the U.S., some of which are already subject to bilateral trade agreements. While we have entered into an agreement with the U.S. Administration in October 2026 that provides certain tariff protections for specified innovative products (as discussed below), such protections may not extend to future innovative products or assets, including those acquired through business development transactions. In addition, uncertainty remains regarding the potential scope and impact of future tariffs on our generic or non-patented products.
In October 2026, we finalized an agreement with the U.S. Administration to lower the cost of select medicines for American patients covered by Medicaid. The agreement also includes a prospective Most-Favored-Nation (MFN) pricing commitment with respect to certain future innovative product launches. Additionally, Teva will maintain a dedicated reserve of certain active pharmaceutical ingredients (API) in support of public health needs and invest in U.S. pharmaceutical manufacturing.

Highlights
Significant highlights in the third quarter of 2026 included:
•Revenues in the third quarter of 2026 were $4,395 million, a decrease of 2% in both U.S. dollars and local currency terms compared to the third quarter of 2025. This decrease was mainly due to lower revenues from generic products, primarily lenalidomide capsules (a generic version of Revlimid®) in our U.S. segment, partially offset by higher revenues from our key innovative products, primarily AUSTEDO®, AJOVY® and UZEDY®.
•Our United States segment generated revenues of $1,870 million, a decrease of 11% compared to the third quarter of 2025. Profit from our U.S. segment in the third quarter of 2026 was $791 million compared to a profit of $927 million in the third quarter of 2025.
•Our Europe segment generated revenues of $1,319 million and segment profit of $420 million in the third quarter of 2026. Revenues increased by 7% in both U.S. dollars and local currency terms, compared to the third quarter of 2025. Segment profit increased by 39% compared to the third quarter of 2025.
•Our International Markets segment generated revenues of $592 million and segment profit of $125 million in the third quarter of 2026. Revenues increased by 6% in U.S. dollars, or 4% in local currency terms, compared to the third quarter of 2025. Segment profit increased by 32% compared to the third quarter of 2025.
•Our revenues from Other Activities in the third quarter of 2026 were $613 million, an increase of 3% in both U.S. dollars and local currency terms compared to the third quarter of 2025.
•Gross profit margin was 55.5% in the third quarter of 2026, compared to 51.4% in the third quarter of 2025. This increase was mainly due to a favorable mix of products, primarily higher revenues from our key innovative products, largely AUSTEDO, partially offset by lower revenues from generic products, primarily lenalidomide capsules (a generic version of Revlimid®).
•R&D expenses, net in the third quarter of 2026 were $297 million, an increase of 16%, compared to $256 million in the third quarter of 2025.
•We recorded expenses of $202 million in legal settlements and loss contingencies in the third quarter of 2026, compared to expenses of $60 million in the third quarter of 2025. See note 9 to our consolidated financial statements.
•Operating income was $714 million in the third quarter of 2026, compared to $882 million in the third quarter of 2025.
•Financial expenses, net in the third quarter of 2026 were $414 million, compared to $237 million in the third quarter of 2025.
•In the third quarter of 2026, we recognized a tax expense of $66 million, on pre-tax income of $300 million. In the third quarter of 2025, we recognized a tax expense of $214 million, on pre-tax income of $646 million. See note 11 to our consolidated financial statements.
•As of September 30, 2026, our debt was $16,718 million, compared to $16,807 million as of December 31, 2025. In addition, during the third quarter of 2026, we consummated an early redemption of $4,678 million in aggregate principal amount of senior notes, and concurrently, issued $4,837 million of new senior notes, net of discount and issuance costs. In October 2026, we repaid $1,798 million of our 3.15% senior notes due 2026 at maturity. See note 7 to our consolidated financial statements.
•Cash flow generated from operating activities during the third quarter of 2026 was $241 million, compared to $369 million in the third quarter of 2025. The lower cash flow generated from operating activities in the third quarter of 2026 resulted mainly from the timing of sales and collections, partially offset by lower legal settlement payments.
•During the third quarter of 2026, we generated free cash flow of $495 million, which we define as comprising: $241 million in cash flow generated from operating activities, $327 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $47 million of proceeds from the sale of businesses and long-lived assets, partially offset by $120 million in cash used for capital investments. During the third quarter of 2025, we generated free cash flow of $515 million. The decrease in the third quarter of 2026 resulted mainly from lower cash flow generated from operating activities, partially offset by higher proceeds from sale of businesses and long-lived assets.

Results of Operations
Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025
Segment Information
United States Segment
The following table presents revenues, expenses and profit for our United States segment for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,870	100%	$2,090	100%
Cost of sales	467	25.0%	645	30.9%
Gross profit	1,403	75.0%	1,446	69.1%
R&D expenses	196	10.5%	161	7.7%
S&M expenses	306	16.4%	248	11.8%
G&A expenses	109	5.9%	113	5.4%
Other	§	§	(3)	§
Segment profit*	$791	42.3%	$927	44.3%
__________
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
Revenues from our United States segment in the third quarter of 2026 were $1,870 million, a decrease of 11% compared to the third quarter of 2025, mainly due to lower revenues from generic products, primarily lenalidomide capsules (a generic version of Revlimid®), partially offset by higher revenues from our key innovative products, primarily AUSTEDO, AJOVY, and UZEDY.
Revenues by Major Products and Activities
The following table presents revenues for our United States segment by major products and activities for the three months ended September 30, 2026 and 2025:

	Three months ended		Percentage
	September 30,		Change
	2026	2025	2026-2025
	(U.S.$ in millions)

Generic products (including biosimilars)	$718	$1,175	(39%)
AJOVY	138	73	88%
AUSTEDO	727	601	21%
BENDEKA and TREANDA	30	35	(15%)
COPAXONE	58	62	(8%)
UZEDY	85	43	96%
Other	114	101	13%
Total	$1,870	$2,090	(11%)

Generic products (including biosimilar products) revenues in our United States segment in the third quarter of 2026 were $718 million, a decrease of 39% compared to the third quarter of 2025. This decrease was mainly driven by lower revenues from lenalidomide capsules (a generic version of Revlimid®) due to increased generic competition in the U.S., partially offset by higher revenues from our portfolio of biosimilar products and from recently launched generic products.
Among the most significant generic products we sold in the United States in the third quarter of 2026 were epinephrine injectable solution (a generic equivalent of EpiPen® and EpiPen Jr®), TRUXIMA® (a biosimilar to Rituxan®), and SIMLANDI® (a biosimilar to Humira®). In the third quarter of 2026, our total prescriptions were approximately 227 million (based on trailing twelve months), representing 5.8% of total U.S. generic prescriptions, compared to approximately 261 million (based on trailing twelve months), representing 6.7% of total U.S. generic prescriptions in the third quarter of 2025, all according to IQVIA data.
On September 28, 2026, we announced that the FDA approved DEGEVMATM (denosumab-adet) as a biosimilar to Xgeva® (denosumab). DEGEVMA is indicated for the prevention of bone complications in adults with advanced cancer that has spread to the bone, for the treatment of adults and skeletally mature adolescents with giant cell tumor of bone, and for the treatment of hypercalcemia of malignancy.
AJOVY revenues in our United States segment in the third quarter of 2026 were $138 million, an increase of 88% compared to the third quarter of 2025, mainly due to a reduction in sales allowance as well as growth in volume. In the third quarter of 2026, AJOVY’s exit market share in the United States in terms of total number of prescriptions was 32.8% out of the subcutaneous injectable anti-CGRP class, compared to 32.2% in the third quarter of 2025.
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
AJOVY is protected worldwide by extended patents expiring in 2031 in several countries, including the United States and Europe. Additional patents relating to the use of AJOVY in the treatment of migraine have also been issued in the United States and in Europe and will expire between 2035 and 2039. Such patents are also pending in other countries. AJOVY is also protected by regulatory marketing exclusivity until 2030 in the United States and until 2029 in Europe. For our patent litigation related to other anti-CGRP products, see note 10 to our consolidated financial statements.
AUSTEDO revenues (which include AUSTEDO XR®) in our United States segment in the third quarter of 2026 were $727 million, an increase of 21% compared to the third quarter of 2025. This increase was mainly due to growth in volume and a favorable business mix including improved net-price realization.
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
AUSTEDO XR (deutetrabenazine) extended-release tablets was approved by the FDA on February 17, 2023 in three doses of 6, 12 and 24 mg, and became commercially available in the U.S. in May 2023. The FDA approved AUSTEDO XR as a one pill, once-daily treatment option in doses of 30, 36, 42, and 48 mg in May 2024 and in 18 mg in July 2024. AUSTEDO XR is a once-daily formulation indicated in adults for tardive dyskinesia and chorea associated with Huntington’s disease, which is additional to the twice-daily AUSTEDO. AUSTEDO XR is protected by 13 Orange Book patents expiring between 2031 and 2041. We received notice letters from an ANDA filer, Alkem Laboratories Limited (“Alkem”), regarding the filing of its ANDA with paragraph (IV) certifications; and on June 5, 2026, we filed a complaint for patent infringement against Alkem and its affiliate Ascend Laboratories LLC, in the District Court of New Jersey. We also received notice letters from an additional ANDA filer, Lupin Limited ("Lupin"), regarding the filing of its ANDA with paragraph (IV) certifications; and in September 2026, we filed complaints for patent infringement against Lupin and its affiliates.
UZEDY (risperidone) extended-release injectable suspension revenues in our United States segment in the third quarter of 2026 were $85 million, an increase of 96% compared to the third quarter of 2025, mainly due to growth in volume.
UZEDY was approved by the FDA on April 28, 2023 for the treatment of schizophrenia in adults, and was launched in the U.S. in May 2023. UZEDY is a subcutaneous, long-acting formulation that controls the steady release of risperidone. UZEDY is protected by seven Orange Book patents expiring between 2027 and 2042. On October 10, 2025, we announced that the FDA approved UZEDY as a once-monthly extended-release injectable suspension as monotherapy or as adjunctive therapy to lithium or valproate for the maintenance treatment of bipolar 1 disorder (BD-1) in adults. UZEDY was protected by regulatory exclusivity until April 28, 2026. We are evaluating plans to launch UZEDY in other countries around the world. UZEDY faces competition from multiple products.
On October 9, 2026, we announced that the FDA approved WELTRUZATM (olanzapine) for extended-release injectable suspension, a new once-monthly, subcutaneous long-acting injectable (LAI) for the treatment of schizophrenia in adults. WELTRUZA is expected to become available in the U.S. in the coming weeks, in three different strengths (318 mg, 425 mg, 531 mg). In May 2026, the EMA accepted Teva’s MAA for olanzapine LAI (TEV-’749). WELTRUZA is protected in the U.S. by four Orange Book listed patents expiring between 2033 and 2044, and in Europe by five granted patents expiring between 2031 and 2044.

BENDEKA® and TREANDA® combined revenues in our United States segment in the third quarter of 2026 were $30 million, a decrease of 15% compared to the third quarter of 2025, mainly due to competition from alternative therapies, as well as from branded and generic bendamustine products.
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
Teva has also settled litigation against four 505(b)(2) applicants: Hospira, Inc. (“Hospira”), Dr. Reddy’s Laboratories (“DRL”) and Accord Healthcare (“Accord”), and Almaject, Inc. / Alvogen, Inc. (“Almaject”). Based on these settlement agreements, Hospira, Accord, DRL and Almaject can launch their products on November 17, 2027, or earlier under certain circumstances. In 2023, Teva and Eagle also filed suit against BendaRx Corp. in the U.S. District Court for the District of Delaware, following its filing of a 505(b)(2) NDA for a bendamustine product, and that litigation was settled on August 10, 2026.
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
COPAXONE® revenues in our United States segment in the third quarter of 2026 were $58 million, a decrease of 8% compared to the third quarter of 2025.
COPAXONE continues to face competition from alternative therapies, generic versions of COPAXONE, and generic treatments for multiple sclerosis.
Product Launches and Pipeline
In the third quarter of 2026, we launched a generic version of the following branded products in the United States:

Product Name	Brand Name	Launch Date	Total Annual U.S. Branded Sales at Time of Launch (U.S. $ in millions (IQVIA))*
Tolvaptan Tablets	Jynarque® tablets	August	$253
Dextromethorphan Hydrobromide/Quinidine Sulfate Capsules	Nuedexta® capsules	September	$204
Eltrombopag Tablets	Promacta® tablets	September	$980
__________
*     The figures presented are for the twelve months ended in the calendar quarter immediately prior to our launch or re-launch.

As of September 30, 2026, our generic products pipeline in the United States includes 96 product applications awaiting FDA approval, including 56 tentative approvals. This total reflects all pending ANDAs, supplements for product line extensions and tentatively approved applications and includes some instances where more than one application was submitted for the same reference product. Excluding overlaps, the branded products underlying these pending applications had U.S. sales for the twelve months ended June 30, 2026 of approximately $93 billion, according to IQVIA. About 79% of our pending drug applications challenge at least one patent held by the brand-name manufacturer. We believe we are first-to-file with respect to 45 of these products, or 73 products including final approvals where launch is pending a settlement agreement or court decision. Collectively, these first-to-file opportunities represent over $65 billion in U.S. brand sales for the twelve months ended June 30, 2026, according to IQVIA.
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
In the third quarter of 2026, we received tentative approvals for generic equivalents of the products listed in the table below, excluding overlapping applications. A “tentative approval” indicates that the FDA has substantially completed its review of an application and final approval is expected once the relevant patent expires, a court decision is reached, a 30-month regulatory stay lapses or a 180-day exclusivity period awarded to another manufacturer either expires or is forfeited.

Generic Name	Brand Name	Total Annual U.S. Branded Sales (U.S. $ in millions (IQVIA))*
Dextromethorphan Hydrobromide and Bupropion Hydrochloride Extended-release Tablets, 45 mg/105 mg	Auvelity®	$895
__________
*     The figures presented are for the twelve months ended in the calendar quarter immediately prior to our tentative approval date.

For information regarding our innovative and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.
United States Gross Profit
Gross profit from our United States segment in the third quarter of 2026 was $1,403 million, a decrease of 3%, compared to the third quarter of 2025.
Gross profit margin for our United States segment in the third quarter of 2026 increased to 75.0%, compared to 69.1% in the third quarter of 2025. This increase was mainly due to a favorable mix of products, primarily higher revenues from our key innovative products, largely AUSTEDO, partially offset by lower revenues from lenalidomide capsules (a generic version of Revlimid®).
United States R&D Expenses
R&D expenses relating to our United States segment in the third quarter of 2026 were $196 million, an increase of 22%, compared to the third quarter of 2025.
For a description of our R&D expenses in the third quarter of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.
United States S&M Expenses
S&M expenses relating to our United States segment in the third quarter of 2026 were $306 million, an increase of 23%, compared to the third quarter of 2025. This increase was mainly due to promotional activities related to our key innovative products, primarily AUSTEDO, and other innovative product launch preparation activities.
United States G&A Expenses
G&A expenses relating to our United States segment in the third quarter of 2026 were $109 million, a decrease of 3% compared to the third quarter of 2025.
United States Profit
Profit from our United States segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.
Profit from our United States segment in the third quarter of 2026 was $791 million, a decrease of 15% compared to $927 million in the third quarter of 2025. This decrease was mainly due to higher S&M expenses and lower gross profit, as discussed above.

Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$1,319	100%	$1,235	100%
Cost of sales	562	42.6%	570	46.1%
Gross profit	757	57.4%	665	53.9%
R&D expenses	62	4.7%	62	5.0%
S&M expenses	211	16.0%	225	18.2%
G&A expenses	64	4.8%	75	6.1%
Other	§	§	§	§
Segment profit*	$420	31.8%	$303	24.5%
__________
*    Segment profit does not include amortization and certain other items.
§     Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues
Our Europe segment includes the European Union, the United Kingdom and certain other European countries.
Revenues from our Europe segment in the third quarter of 2026 were $1,319 million, an increase of 7% in both U.S. dollars and local currency terms, compared to the third quarter of 2025. This increase was mainly due to higher revenues from generic products, higher proceeds from the sale of certain product rights and higher revenues from AJOVY.
In the third quarter of 2026, revenues were negatively impacted by exchange rate fluctuations of $7 million, net of hedging effects, compared to the third quarter of 2025. Revenues in the third quarter of 2026 included $17 million from a positive hedging impact, compared to $6 million in the third quarter of 2025, which are included in “Other” in the table below. See note 8c to our consolidated financial statements.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the three months ended September 30, 2026 and 2025:

	Three months ended		Percentage
	September 30,		Change
	2026	2025	2026-2025
	(U.S.$ in millions)

Generic products (including OTC and biosimilars)	$1,033	$982	5%
AJOVY	84	66	28%
COPAXONE	38	44	(12%)
Respiratory products	54	52	3%
Other*	111	91	21%
Total	$1,319	$1,235	7%
__________
*    Other revenues in the third quarter of 2026 and 2025 include the sale of certain product rights.

Generic products revenues (including OTC and biosimilar products) in our Europe segment in the third quarter of 2026, were $1,033 million, an increase of 5% compared to the third quarter of 2025. In local currency terms, revenues increased by 7%, mainly due to higher sales of generic and OTC products, including from recently launched products.
AJOVY revenues in our Europe segment in the third quarter of 2026 were $84 million, an increase of 28% compared to the third quarter of 2025. In local currency terms, revenues increased by 29% mainly due to higher volumes.
For information about AJOVY patent protection, see “—United States Revenues—Revenues by Major Products and Activities” above.
COPAXONE revenues in our Europe segment in the third quarter of 2026 were $38 million, a decrease of 12% compared to the third quarter of 2025. In local currency terms, revenues decreased by 11%, mainly due to price reductions and lower volumes resulting from the availability of alternative therapies.
Respiratory products revenues in our Europe segment in the third quarter of 2026 were $54 million, an increase of 3% compared to the third quarter of 2025. In local currency terms, revenues increased by 4%, mainly due to higher volumes as a result of increased supply.
Product Launches and Pipeline
As of September 30, 2026, our generic products pipeline in Europe included 358 generic approvals relating to 43 compounds in 95 formulations. In addition, approximately 1,329 marketing authorization applications are pending approval in 37 European countries, relating to 100 compounds in 221 formulations. One application is pending with the European Medicines Agency (“EMA”).
For information regarding our innovative medicines and biosimilar products pipeline, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.
Europe Gross Profit
Gross profit from our Europe segment in the third quarter of 2026 was $757 million, an increase of 14% compared to the third quarter of 2025.
Gross profit margin for our Europe segment in the third quarter of 2026 increased to 57.4%, compared to 53.9% in the third quarter of 2025. This increase was mainly due to higher proceeds from the sale of certain product rights and a positive impact from hedging activities.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the third quarter of 2026 were $62 million, flat compared to the third quarter of 2025.

For a description of our R&D expenses in the third quarter of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the third quarter of 2026 were $211 million, a decrease of 6% compared to the third quarter of 2025.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the third quarter of 2026 were $64 million, a decrease of 15% compared to the third quarter of 2025.
Europe Profit
Profit from our Europe segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the third quarter of 2026 was $420 million, an increase of 39% compared to the third quarter of 2025. This increase was mainly due to higher gross profit, as discussed above.

International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)

Revenues	$592	100%	$557	100%
Cost of sales	276	46.7%	280	50.2%
Gross profit	316	53.3%	278	49.8%
R&D expenses	31	5.3%	26	4.6%
S&M expenses	125	21.2%	122	21.9%
G&A expenses	34	5.7%	36	6.4%
Other	§	§	§	§
Segment profit*	$125	21.1%	$95	17.0%
__________
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
As of the date of this Quarterly Report on Form 10-Q, sustained conflict between Russia and Ukraine and disruption in the region is ongoing. Russia and Ukraine markets are included in our International Markets segment results and we have no manufacturing or R&D facilities in these markets. In September 2026, a warehouse that we share with other pharmaceutical companies in Ukraine was damaged, and, as of the date of this Quarterly Report on Form 10-Q, operations at this warehouse resumed. The impact of this conflict on our International Markets segment in the third quarter of 2026 was immaterial.
Revenues from our International Markets segment in the third quarter of 2026 were $592 million, an increase of 6% compared to the third quarter of 2025. In local currency terms, revenues increased by 4% compared to the third quarter of 2025, mainly due to higher revenues from our key innovative products AJOVY and AUSTEDO.
In the third quarter of 2026, revenues were positively impacted by exchange rate fluctuations of $13 million, including hedging effects, compared to the third quarter of 2025. Revenues in the third quarter of 2026 included $7 million from a positive hedging impact, compared to $2 million in the third quarter of 2025, which are included in “Other” in the table below. See note 8c to our consolidated financial statements.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the three months ended September 30, 2026 and 2025:

	Three months ended		Percentage
	September 30,		Change
	2026	2025	2026-2025
	(U.S.$ in millions)

Generic products (including OTC and biosimilars)	$407	$421	(3)%
AJOVY	48	30	61%
AUSTEDO	24	17	42%
COPAXONE	8	8	8%
Other*	105	82	28%
Total	$592	$557	6%
__________
*    Other revenues in the third quarter of 2026 and 2025 include the sale of certain product rights.
Generic products revenues (including OTC and biosimilar products) in our International Markets segment in the third quarter of 2026 were $407 million, a decrease of 3% compared to the third quarter of 2025. In local currency terms, revenues decreased by 4%, mainly due to lower revenues from generic and OTC products in certain markets including Ukraine.
AJOVY revenues in our International Markets segment in the third quarter of 2026 were $48 million, an increase of 61% in both U.S. dollars and local currency terms compared to the third quarter of 2025. This increase was mainly due to growth in multiple markets. In April 2026, we announced a strategic partnership for the marketing and distribution of AJOVY in China with Nuerogen (Zhuhai) Pharmaceutical Company Ltd.
AUSTEDO revenues in our International Markets segment in the third quarter of 2026 were $24 million, an increase of 42% compared to the third quarter of 2025. In local currency terms, revenues increased by 34% compared to the third quarter of 2025, mainly due to growth in China. AUSTEDO was launched in China and Israel in 2021 and in Brazil in 2022, for the treatment of chorea associated with Huntington’s disease and for the treatment of tardive dyskinesia. In February 2024, we announced a strategic partnership for the marketing and distribution of AUSTEDO in China with Jiangsu Nhwa Hexin Pharmaceutical Marketing Co., Ltd. In April 2025, AUSTEDO received marketing authorization in South Korea. We continue to evaluate additional submissions in various other markets.
COPAXONE revenues in our International Markets segment in the third quarter of 2026 were $8 million, an increase of 8% compared to the third quarter of 2025.
International Markets Gross Profit
Gross profit from our International Markets segment in the third quarter of 2026 was $316 million, an increase of 14% compared to the third quarter of 2025.
Gross profit margin for our International Markets segment in the third quarter of 2026 increased to 53.3%, compared to 49.8% in the third quarter of 2025. This increase was mainly due to a favorable mix of products, primarily attributed to higher revenues from AJOVY and AUSTEDO, partially offset by lower revenues from generic products, as discussed above.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the third quarter of 2026 were $31 million, an increase of 22% compared to the third quarter of 2025.
For a description of our R&D expenses in the third quarter of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the third quarter of 2026 were $125 million, an increase of 3% compared to the third quarter of 2025.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the third quarter of 2026 were $34 million, a decrease of 4% compared to the third quarter of 2025.
International Markets Profit
Profit from our International Markets segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in the third quarter of 2026 was $125 million, an increase of 32% compared to the third quarter of 2025. This increase was mainly due to higher gross profit, as discussed above.

Other Activities
We have other sources of revenues, primarily our distribution business in the United States to third parties through Anda, the sale of APIs to third parties, an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis, and certain contract manufacturing services. Our Other Activities are not included in our United States, Europe or International Markets segments described above.

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
Our revenues from Other Activities in the third quarter of 2026 were $613 million, an increase of 3% in both U.S. dollars and local currency terms, compared to the third quarter of 2025.
Anda revenues from third-party products in the third quarter of 2026 were $401 million, an increase of 2%, compared to the third quarter of 2025, mainly due to higher volumes. Anda, our distribution business in the United States, operates independently and distributes generic and innovative medicines and OTC pharmaceutical products from various manufacturers to independent retail pharmacies, pharmacy retail chains, hospitals and physician offices in the United States. Anda competes in the distribution market by maintaining a broad portfolio of products, competitive pricing and delivery throughout the United States.
API sales to third parties in the third quarter of 2026 were $115 million, a decrease of 8% in both U.S. dollars and local currency terms, compared to the third quarter of 2025. This decrease was mainly due to lower demand resulting from market dynamics and temporary supply challenges.
Revenues from additional other activities, mainly from Medis and certain contract manufacturing services, were $98 million in the third quarter of 2026, an increase of 21% in U.S. dollars, or 23% in local currency terms compared to the third quarter of 2025, mainly due to higher demand.
Teva Consolidated Results
Revenues
Revenues in the third quarter of 2026 were $4,395 million, a decrease of 2% in both U.S. dollars and local currency terms compared to the third quarter of 2025. This decrease was mainly due to lower revenues from generic products, primarily lenalidomide capsules (a generic version of Revlimid®) in our U.S. segment, partially offset by higher revenues from our key innovative products, primarily AUSTEDO, AJOVY and UZEDY.
See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements in the third quarter of 2026, net of hedging effects, positively impacted revenues by $5 million, compared to the third quarter of 2025. See note 8c to our consolidated financial statements.
Gross Profit
Gross profit in the third quarter of 2026 was $2,440 million, an increase of 6% compared to $2,304 million in the third quarter of 2025.
Gross profit margin was 55.5% in the third quarter of 2026, compared to 51.4% in the third quarter of 2025. This increase was mainly due to a favorable mix of products, primarily higher revenues from our key innovative products, largely AUSTEDO, partially offset by lower revenues from generic products, primarily lenalidomide capsules (a generic version of Revlimid®).
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
In the third quarter of 2026, our R&D expenses, net, were primarily related to our innovative product pipeline in immunology, neuroscience and selected other areas, as well as our generics and biosimilars pipeline.
R&D expenses, net in the third quarter of 2026, were $297 million, an increase of 16% compared to $256 million in the third quarter of 2025. This increase was mainly due to higher expenses in our immunology and neuroscience projects, as well as in our biosimilars pipeline.
Our R&D expenses, net in the third quarters of 2026 and 2025, were also impacted by reimbursements and cost sharing from our strategic partnerships and collaborations entered into in recent years. See note 2 to our consolidated financial statements.

R&D expenses, net as a percentage of revenues were 6.8% in the third quarter of 2026, compared to 5.7% in the third quarter of 2025.
Innovative Medicines Pipeline
Below is a description of key products in our innovative medicines pipeline as of November 3, 2026:

	Phase 2	Phase 3	Submitted for Regulatory Review
Neuroscience			dexmedetomidine (BXCL-501) Agitation in Schizophrenia or bipolar disorder I and II (April 2026)
ecopipam (EBS-101) Tourette syndrome (June 2026)
Immunology	Anti-IL-15 (TEV-’408) Celiac disease	Dual Action Rescue Inhaler (DARI) (ICS/SABA; TEV-’248)(2) Asthma (February 2023)
	duvakitug (anti-TL1A)(1) (TEV-’574) Hidradenitis Suppurativa	duvakitug (anti-TL1A)(1) (TEV-’574) Inflammatory Bowel Disease (October 2025)
__________________
(1)    In collaboration with Sanofi.
(2)    In collaboration with Launch Therapeutics.

Biosimilar Products Pipeline
We have biosimilar products in development internally and with our partners that are in various stages of development, including confirmatory clinical trials for TEV-‘292, the proposed biosimilar to Eylea® HD (aflibercept), which is in collaboration with Alvotech for the U.S. market; TEV-‘333 and TEV-‘316, both in collaboration with mAbxience; and a proposed biosimilar to Ocrevus® (ocrelizumab), which is in collaboration with Polpharma. Our proposed biosimilars to Entyvio® IV (vedolizumab), Entyvio® SC (vedolizumab), Simponi®, Simponi Aria® (golimumab), and Eylea® (aflibercept), which are in collaboration with Alvotech, were submitted for regulatory review in the U.S. Our proposed biosimilar to Xolair® (omalizumab) was submitted for regulatory review in the U.S. and Europe.
Selling and Marketing (S&M) Expenses
S&M expenses in the third quarter of 2026, were $709 million, an increase of 8% compared to the third quarter of 2025. This increase was mainly a result of the factors discussed above under “—United States segment—S&M Expenses.”
S&M expenses as a percentage of revenues were 16.1% in the third quarter of 2026, compared to 14.7% in the third quarter of 2025.
General and Administrative (G&A) Expenses
G&A expenses in the third quarter of 2026 were $298 million, a decrease of 6% compared to the third quarter of 2025.
G&A expenses as a percentage of revenues were 6.8% in the third quarter of 2026, compared to 7.1% in the third quarter of 2025.
Intangible Asset Impairments
We recorded expenses of $24 million for identifiable intangible asset impairments in the third quarter of 2026, compared to expenses of $64 million in the third quarter of 2025. See note 5 to our consolidated financial statements.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $264 million for other asset impairments, restructuring and other items in the third quarter of 2026, compared to $62 million in the third quarter of 2025. The expense for the three months ended September 30, 2026, was mainly related to impairment charges in connection with several manufacturing facilities in Europe and to the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes an impact related to the expected gain from reclassification of currency translation adjustments. See note 12 to our consolidated financial statements.

Legal Settlements and Loss Contingencies
We recorded expenses of $202 million in legal settlements and loss contingencies in the third quarter of 2026, compared to expenses of $60 million in the third quarter of 2025. See note 9 to our consolidated financial statements.
Other Loss (Income)
Other income in the third quarter of 2026 was $68 million, compared to other loss of $7 million in the third quarter of 2025, mainly related to a capital gain from the sale of a property in Europe.
Operating Income (Loss)
Operating income was $714 million in the third quarter of 2026, compared to an operating income of $882 million in the third quarter of 2025. This decrease was mainly due to higher tangible asset impairments and higher legal settlements and loss contingencies, partially offset by an increase in gross profit.
Operating income as a percentage of revenues was 16.2% in the third quarter of 2026, compared to operating income as a percentage of revenues of 19.7% in the third quarter of 2025.
Financial Expenses, Net
In the third quarter of 2026, financial expenses, net were $414 million, mainly comprised of a loss of $224 million on extinguishment of debt and net interest expenses of $174 million. In the third quarter of 2025, financial expenses, net were $237 million, mainly comprised of net interest expenses of $209 million.
Reconciliation Table to Consolidated Income (Loss) Before Income Taxes
The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
	(U.S. $ in millions)
United States profit	$791	$927
Europe profit	420	303
International Markets profit	125	95
Total reportable segments profit	1,336	1,325
Profit of Other Activities	57	(31)
Amounts not allocated to segments:
Amortization	139	144
Other assets impairments, restructuring and other items	264	62
Intangible assets impairments	24	64
Legal settlements and loss contingencies	201	60
Other unallocated amounts	51	82
Consolidated operating income (loss)	714	882
Financial expenses, net	414	237
Consolidated income (loss) before income taxes	$300	$646
Income Taxes
In the third quarter of 2026, we recognized a tax expense of $66 million on pre-tax income of $300 million. In the third quarter of 2025, we recognized a tax expense of $214 million on pre-tax income of $646 million. See note 11 to our consolidated financial statements.
Net Income (Loss) Attributable to Teva
Net income attributable to Teva was $233 million in the third quarter of 2026, compared to net income of $433 million in the third quarter of 2025. This decrease was mainly due to lower operating income, as discussed above.

Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculations for the three months ended September 30, 2026 and 2025 was 1,183 million shares and 1,164 million shares, respectively.
Diluted earnings per share was $0.20 in the third quarter of 2026, compared to diluted earnings per share of $0.37 in the third quarter of 2025. See note 13 to our consolidated financial statements.
Share Count for Market Capitalization
We calculate share amounts using the outstanding number of shares (i.e., excluding treasury shares) plus shares that would be outstanding upon the exercise of options and vesting of RSUs and PSUs, and the conversion of our convertible senior debentures, in each case, at period end.
As of September 30, 2026 and 2025, the fully diluted share count for purposes of calculating our market capitalization was approximately 1,195 million shares and 1,184 million shares, respectively.
Impact of Currency Fluctuations on Results of Operations
In the third quarter of 2026, approximately 45% of our revenues were denominated in currencies other than the U.S. dollar. Since our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the rate of exchange between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, Russian ruble, Swiss franc, British pound, Canadian dollar, Polish złoty and new Israeli shekel) impacted our results.
During the third quarter of 2026, the following main currencies relevant to our operations increased in value against the U.S. dollar (each compared on a quarterly average basis): new Israeli shekel by 11%, Mexican peso by 8%, Australian dollar by 8%, Hungarian forint by 8%, Brazilian real by 6% and Chilean peso by 3%. The following currencies relevant to our operations decreased in value against the U.S. dollar (each compared on a quarterly average basis): Turkish lira by 15%, Argentinian peso by 11%, Indian rupee by 9%, Japanese yen by 7%, Ukrainian hryvnia by 7% and Polish złoty by 3%.
As a result, exchange rate movements during the third quarter of 2026, net of hedging effects, positively impacted revenues by $5 million and negatively impacted operating income by $2 million, compared to the third quarter of 2025.
During the third quarter of 2026, a positive hedging impact of $24 million was recognized under revenues, and a negative hedging impact of $5 million was recognized under cost of sales. During the third quarter of 2025, a positive hedging impact of $9 million was recognized under revenues and a negative hedging impact of $1 million was recognized under cost of sales.
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

Results of Operations

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025
Unless specified otherwise, the factors used to explain quarterly changes on a year-over-year basis are also relevant for the comparison of the results for the nine months ended September 30, 2026 and 2025. Where there are different factors affecting the nine-month comparison, we have described them below.
Segment Information
United States Segment
The following table presents revenues, expenses and profit for our United States segment for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$5,106	100%	$5,413	100%
Cost of sales	1,462	28.6%	1,742	32.2%
Gross profit	3,644	71.4%	3,670	67.8%
R&D expenses*	1,226	24.0%	467	8.6%
S&M expenses	898	17.6%	741	13.7%
G&A expenses	307	6.0%	319	5.9%
Other	(9)	§	(1)	§
Segment profit**	$1,222	23.9%	$2,143	39.6%
__________
*    In the first nine months of 2026, includes expenses related to the acquisition of Emalex and its primary asset ecopipam (EBS-101). See ‘Emalex Biosciences’ included in note 2 to our consolidated financial statements.
**    Segment profit does not include amortization and certain other items.
§    Represents an amount less than 0.5%.

United States Revenues
Revenues from our United States segment in the first nine months of 2026 were $5,106 million, a decrease of 6% compared to $5,413 million in the first nine months of 2025.
Revenues by Major Products and Activities
The following table presents revenues for our United States segment by major products and activities for the nine months ended September 30, 2026 and 2025:

	Nine months ended		Percentage
	September 30,		Change
	2026	2025	2026-2025
	(U.S.$ in millions)

Generic products (including biosimilars)	$1,990	$2,984	(33%)
AJOVY	341	190	80%
AUSTEDO	1,963	1,492	32%
BENDEKA and TREANDA	85	111	(24%)
COPAXONE	182	179	2%
UZEDY	225	136	65%
Other*	321	321	§
Total	$5,106	$5,413	(6%)
__________
§    Represents an amount less than 0.5%.

United States Gross Profit
Gross profit from our United States segment in the first nine months of 2026 was $3,644 million, compared to $3,670 million in the first nine months of 2025.
Gross profit margin for our United States segment in the first nine months of 2026 increased to 71.4% compared to 67.8% in the first nine months of 2025.
United States R&D Expenses
R&D expenses relating to our United States segment in the first nine months of 2026 were $1,226 million, an increase of 162% compared to $467 million in the first nine months of 2025.
For a description of our R&D expenses in the first nine months of 2026, see “—Teva Consolidated Results—Research and Development (R&D) Expenses, net” below.
United States S&M Expenses
S&M expenses relating to our United States segment in the first nine months of 2026 were $898 million, an increase of 21% compared to $741 million in the first nine months of 2025.
United States G&A Expenses
G&A expenses relating to our United States segment in the first nine months of 2026 were $307 million, a decrease of 4% compared to $319 million in the first nine months of 2025.
United States Profit
Profit from our United States segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.
Profit from our United States segment in the first nine months of 2026 was $1,222 million, a decrease of 43% compared to $2,143 million in the first nine months of 2025.

Europe Segment
The following table presents revenues, expenses and profit for our Europe segment for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)
Revenues	$3,922	100%	$3,726	100%
Cost of sales	1,727	44.0%	1,687	45.3%
Gross profit	2,195	56.0%	2,039	54.7%
R&D expenses	159	4.1%	181	4.9%
S&M expenses	648	16.5%	652	17.5%
G&A expenses	203	5.2%	210	5.6%
Other	(3)	§	§	§
Segment profit*	$1,188	30.3%	$996	26.7%
__________
*    Segment profit does not include amortization and certain other items.
§        Represents an amount less than $0.5 million or 0.5%, as applicable.

Europe Revenues
Our Europe segment includes the European Union, the United Kingdom and certain other European countries.
Revenues from our Europe segment in the first nine months of 2026 were $3,922 million, an increase of $196 million compared to the first nine months of 2025. In local currency terms, revenues decreased by 1% compared to the first nine months of 2025. This decrease was mainly due to lower proceeds from the sale of certain product rights.
In the first nine months of 2026, revenues were positively impacted by exchange rate fluctuations of $215 million, including hedging effects, compared to the first nine months of 2025. Revenues in the first nine months of 2026, included $31 million from a positive hedging impact, compared to $31 million from a negative hedging impact in the first nine months of 2025, which are included in “Other” in the table below. See note 8c to our consolidated financial statements.
Revenues by Major Products and Activities
The following table presents revenues for our Europe segment by major products and activities for the nine months ended September 30, 2026 and 2025:

	Nine months ended		Percentage
	September 30,		Change
	2026	2025	2026-2025
	(U.S.$ in millions)

Generic products (including OTC and biosimilars)	$3,146	$3,011	4%
AJOVY	238	195	22%
COPAXONE	127	135	(6%)
Respiratory products	171	162	6%
Other*	241	223	8%
Total	$3,922	$3,726	5%
__________
*    Other revenues in the first nine months of 2026 and 2025 include the sale of certain product rights.

Europe Gross Profit
Gross profit from our Europe segment in the first nine months of 2026 was $2,195 million, an increase of 8% compared to $2,039 million in the first nine months of 2025.
Gross profit margin for our Europe segment in the first nine months of 2026 was 56.0%, compared to 54.7% in the first nine months of 2025.
Europe R&D Expenses
R&D expenses relating to our Europe segment in the first nine months of 2026 were $159 million, a decrease of 12% compared to $181 million in the first nine months of 2025.
Europe S&M Expenses
S&M expenses relating to our Europe segment in the first nine months of 2026 were $648 million, a decrease of 1% compared to $652 million in the first nine months of 2025.
Europe G&A Expenses
G&A expenses relating to our Europe segment in the first nine months of 2026 were $203 million, a decrease of 4% compared to $210 million in the first nine months of 2025.
Europe Profit
Profit from our Europe segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.
Profit from our Europe segment in the first nine months of 2026 was $1,188 million, an increase of 19% compared to $996 million in the first nine months of 2025.

International Markets Segment
The following table presents revenues, expenses and profit for our International Markets segment for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026		2025
	(U.S. $ in millions / % of Segment Revenues)

Revenues	$1,666	100%	$1,634	100%
Cost of sales	823	49.4%	835	51.1%
Gross profit	843	50.6%	799	48.9%
R&D expenses	80	4.8%	75	4.6%
S&M expenses	370	22.2%	353	21.6%
G&A expenses	111	6.7%	107	6.6%
Other	(8)	§	(3)	§
Segment profit*	$289	17.3%	$266	16.3%
__________
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
Revenues from our International Markets segment in the first nine months of 2026 were $1,666 million, an increase of $32 million compared to the first nine months of 2025. In local currency terms, revenues decreased by 3% compared to the first nine months of 2025, mainly due to the divestment of our business venture in Japan, partially offset by higher revenues from our key innovative products AJOVY and AUSTEDO.
In the first nine months of 2026, revenues were positively impacted by exchange rate fluctuations of $84 million, including hedging effects, compared to the first nine months of 2025. Revenues in the first nine months of 2026 included a negative hedging impact of $4 million, compared to a negative hedging impact of $20 million in the first nine months of 2025, which are included in “Other” in the table below. See note 8c to our consolidated financial statements.
Revenues by Major Products and Activities
The following table presents revenues for our International Markets segment by major products and activities for the nine months ended September 30, 2026 and 2025:

	Nine months ended		Percentage
	September 30,		Change
	2026	2025	2026-2025
	(U.S.$ in millions)

Generic products (including OTC and biosimilars)	$1,212	$1,298	(7%)
AJOVY	130	78	68%
AUSTEDO	63	34	82%
COPAXONE	22	25	(13%)
Other*	239	199	20%
Total	$1,666	$1,634	2%
__________
*    Other revenues in the first nine months of 2026 and 2025 include the sale of certain product rights.
COPAXONE revenues in our International Markets segment in the first nine months of 2026 were $22 million, a decrease of 13% compared to the first nine months of 2025.

International Markets Gross Profit
Gross profit from our International Markets segment in the first nine months of 2026 was $843 million, compared to $799 million in the first nine months of 2025.
Gross profit margin for our International Markets segment in the first nine months of 2026 was 50.6%, compared to 48.9% in the first nine months of 2025.
International Markets R&D Expenses
R&D expenses relating to our International Markets segment in the first nine months of 2026 were $80 million, an increase of 6% compared to the first nine months of 2025.
International Markets S&M Expenses
S&M expenses relating to our International Markets segment in the first nine months of 2026 were $370 million, an increase of 5% compared to $353 million in the first nine months of 2025.
International Markets G&A Expenses
G&A expenses relating to our International Markets segment in the first nine months of 2026 were $111 million, an increase of 4% compared to $107 million in the first nine months of 2025.
International Markets Profit
Profit from our International Markets segment consists of revenues less cost of sales, R&D expenses, S&M expenses, G&A expenses and other expenses (income) related to this segment. Segment profit does not include amortization and certain other items.
Profit from our International Markets segment in the first nine months of 2026 was $289 million, an increase of 9% compared to $266 million in the first nine months of 2025.

Other Activities
We have other sources of revenues, primarily our distribution business in the United States to third parties through Anda, the sale of APIs to third parties, an out-licensing platform offering a portfolio of products to other pharmaceutical companies through our affiliate Medis and certain contract manufacturing services. Our Other Activities are not included in our United States, Europe or International Markets segments described above.
Our revenues from Other Activities in the first nine months of 2026 were $1,824 million, an increase of 3% in U.S. dollars or 2% in local currency terms, compared to the first nine months of 2025.
Anda revenues from third-party products in the first nine months of 2026 were $1,193 million, an increase of 6% compared to the first nine months of 2025.
API sales to third parties in the first nine months of 2026 were $342 million, a decrease of 12% in both U.S. dollars and local currency terms, compared to the first nine months of 2025.
Revenues from additional other activities, mainly from Medis and certain contract manufacturing services, in the first nine months of 2026 were $290 million, an increase of 14% in U.S. dollars, compared to the first nine months of 2025. In local currency terms, revenues increased by 10% compared to the first nine months of 2025.
Teva Consolidated Results
Revenues
Revenues in the first nine months of 2026 were $12,519 million, flat compared to the first nine months of 2025. In local currency terms, revenues decreased by 3%, compared to the first nine months of 2025.
See “—United States Revenues,” “—Europe Revenues,” “—International Markets Revenues” and “—Other Activities” above.
Exchange rate movements during the first nine months of 2026, including hedging effects, positively impacted revenues by $310 million, compared to the first nine months of 2025. See note 8c to our consolidated financial statements.
Gross Profit
Gross profit in the first nine months of 2026 was $6,565 million, an increase of 4% compared to the first nine months of 2025.
Gross profit margin was 52.4% in the first nine months of 2026, compared to 50.1% in the first nine months of 2025.
Research and Development (R&D) Expenses, net
R&D expenses, net in the first nine months of 2026, were $1,489 million, an increase of 100% compared to $746 million in the first nine months of 2025. This increase was primarily due to the acquisition of Emalex and its primary asset ecopipam (EBS-101). See ‘Emalex Biosciences’ included in note 2 to our consolidated financial statements.

R&D expenses, net as a percentage of revenues were 11.9% in the first nine months of 2026, compared to 5.9% in the first nine months of 2025.
Selling and Marketing (S&M) Expenses
S&M expenses in the first nine months of 2026, were $2,122 million, an increase of 10% compared to the first nine months of 2025.
S&M expenses as a percentage of revenues were 17.0% in the first nine months of 2026, compared to 15.4% in the first nine months of 2025.
General and Administrative (G&A) Expenses
G&A expenses in the first nine months of 2026 were $919 million, flat compared to the first nine months of 2025.
G&A expenses as a percentage of revenues were 7.3% in the first nine months of 2026 and 2025.
Intangible Asset Impairments
We recorded expenses of $54 million for identifiable intangible asset impairments in the first nine months of 2026, compared to expenses of $227 million in the first nine months of 2025. See note 5 to our consolidated financial statements.
Other Asset Impairments, Restructuring and Other Items
We recorded expenses of $438 million for other asset impairments, restructuring and other items in the first nine months of 2026, compared to $272 million in the first nine months of 2025. See note 12 to our consolidated financial statements.
Legal Settlements and Loss Contingencies
We recorded expenses of $504 million in legal settlements and loss contingencies in the first nine months of 2026, compared to expenses of $312 million in the first nine months of 2025. See note 9 to our consolidated financial statements.
Other Loss (Income)
Other income in the first nine months of 2026 was $96 million, compared to other loss of $15 million in the first nine months of 2025.
Operating Income (Loss)
Operating income was $1,135 million in the first nine months of 2026, compared to $1,857 million in the first nine months of 2025. This decrease was mainly related to higher R&D expenses, as discussed above.
Operating income as a percentage of revenues was 9.1% in the first nine months of 2026, compared to 14.8% in the first nine months of 2025.
Financial Expenses, Net
In the first nine months of 2026, financial expenses, net were $854 million, mainly comprised of net interest expenses of $571 million, and a loss of $224 million on extinguishment of debt. In the first nine months of 2025, financial expenses, net were $714 million, mainly comprised of net interest expenses of $624 million.

Reconciliation Table to Consolidated Income (Loss) Before Income Taxes
The following table presents a reconciliation of our segment profits to our consolidated operating income (loss) and to consolidated income (loss) before income taxes for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
	(U.S. $ in millions)
United States profit	$1,222	$2,143
Europe profit	1,188	996
International Markets profit	289	266
Total reportable segments profit	2,699	3,405
Profit of Other Activities	25	(32)
Amounts not allocated to segments:
Amortization	415	436
Other assets impairments, restructuring and other items	438	272
Intangible assets impairments	54	227
Legal settlements and loss contingencies	503	309
Other unallocated amounts	179	272
Consolidated operating income (loss)	1,135	1,857
Financial expenses, net	854	714
Consolidated income (loss) before income taxes	$282	$1,143
Income Taxes
In the first nine months of 2026, we recognized a tax expense of $254 million on pre-tax income of $282 million. In the first nine months of 2025, we recognized a tax expense of $210 million on pre-tax income of $1,143 million. See note 11 to our consolidated financial statements.
Net Income (Loss) Attributable to Teva
Net income attributable to Teva was $26 million in the first nine months of 2026, compared to a net income of $930 million in the first nine months of 2025.
Diluted Shares Outstanding and Earnings (Loss) per Share
The weighted average diluted shares outstanding used for the fully diluted share calculations for the nine months ended September 30, 2026 and 2025 was 1,180 million shares and 1,160 million shares, respectively.
Diluted earnings per share was $0.02 for the nine months ended September 30, 2026, compared to diluted earnings per share of $0.80 for the nine months ended September 30, 2025. See note 13 to our consolidated financial statements.
Impact of Currency Fluctuations on Results of Operations
In the first nine months of 2026, approximately 46% of our revenues were denominated in currencies other than the U.S. dollar. Because our results are reported in U.S. dollars, we are subject to significant foreign currency risks. Accordingly, changes in the exchange rate between the U.S. dollar and local currencies in the markets in which we operate (primarily the euro, Swiss franc, Russian ruble, British pound, new Israeli shekel, Canadian dollar and Polish złoty) impacted our results.
During the first nine months of 2026, the following main currencies relevant to our operations increased in value against the U.S. dollar (all compared on a nine-month average basis): new Israeli shekel by 16%, Hungarian forint by 13%, Mexican peso by 12%, Brazilian real by 10%, Australian dollar by 10%, Russian ruble by 9%, Swedish krona by 6%, Swiss franc by 6%, Chilean peso by 5% and euro by 4%. The following main currencies relevant to our operations decreased in value against the U.S. dollar (all compared on a nine-month average basis): Argentinian peso by 18%, Turkish lira by 16%, Indian rupee by 8%, Japanese yen by 6% and Ukrainian hryvnia by 6%.
As a result, exchange rate movements during the first nine months of 2026, including hedging effects, positively impacted overall revenues by $310 million and our operating income by $92 million, compared to the first nine months of 2025.
In the first nine months of 2026, a positive hedging impact of $27 million was recognized under revenues, and a positive hedging impact of $1 million was recognized under cost of sales. In the first nine months of 2025, a negative hedging impact of $51 million was recognized under revenues and a positive hedging impact of $1 million was recognized under cost of sales.
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
Liquidity and Capital Resources
Total balance sheet assets were $40,042 million as of September 30, 2026, compared to $40,748 million as of December 31, 2025.
Our working capital balance, which includes accounts receivables net of SR&A, inventories, prepaid expenses and other current assets, accounts payables, employee-related obligations, accrued expenses and other current liabilities, was negative $2,411 million as of September 30, 2026, compared to negative $2,733 million as of December 31, 2025. This change was mainly due to an increase in accounts receivables, net of SR&A, driven mainly from higher sales during the third quarter of 2026 that will be collected in the following quarter, a decrease in employee-related obligations as discussed below, partially offset by an increase in provisions for legal settlements and loss contingencies.
Employee-related obligations, as of September 30, 2026 were $588 million, compared to $739 million as of December 31, 2025. The decrease in the first nine months of 2026 was mainly due to performance incentive payments to employees for 2025, partially offset by an accrual for performance incentive payments to employees for 2026.
Cash investment in property, plant and equipment and intangible assets in the third quarter of 2026 was $120 million, compared to $136 million in the third quarter of 2025. Depreciation in the third quarter of 2026 was $106 million, compared to $105 million in the third quarter of 2025.
Cash and cash equivalents as of September 30, 2026, were $4,085 million, compared to $3,556 million as of December 31, 2025. See also the statement of cash flows included in our consolidated financial statements.
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
Debt Balance and Movements
As of September 30, 2026, our debt was $16,718 million, compared to $16,807 million as of December 31, 2025. This decrease was mainly due to $256 million in exchange rate fluctuations. In addition, during the third quarter of 2026, we consummated an early redemption of $4,678 million in aggregate principal amount of senior notes, and concurrently, issued $4,837 million of new senior notes, net of discount and issuance costs. For further information, see note 7 to our consolidated financial statements.
In February 2026, we repaid $23 million of the 0.25% convertible senior debentures at maturity.
In October 2026, we repaid $1,798 million of the 3.15% senior notes at maturity.
As of September 30, 2026, 60% of our debt was denominated in U.S. dollars, with the remainder denominated in euros.
The portion of total debt classified as short-term as of September 30, 2026 was 24% compared to 11% as of December 31, 2025.
Our financial leverage, which is the ratio between our debt and the sum of our debt and equity, was 68% as of September 30, 2026, and December 31, 2025. Our average debt maturity was approximately 6.3 years as of September 30, 2026, compared to 5.6 years as of December 31, 2025.
Total Equity
Total equity was $7,984 million as of September 30, 2026, compared to $7,914 million as of December 31, 2025. This increase was mainly due to net income attributable to Teva of $26 million. See also the statement of changes in equity included in our consolidated financial statements.
Exchange rate fluctuations affected our balance sheet, as approximately 50% of our net assets as of September 30, 2026 (including both monetary and non-monetary assets) were in currencies other than the U.S. dollar. When compared to December 31, 2025, changes in currency rates as of September 30, 2026 had a negative impact of $139 million on our equity. The following main currencies decreased in value against the U.S. dollar: Chilean peso by 8%, Indian rupee by 7%, Polish złoty by 7%, Russian ruble by 6%, Swiss franc by 5%, Canadian dollar by 4%, euro by 4%, Peruvian nuevo sol by 2% and British pound by 2%.
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
Cash flow generated from operating activities during the third quarter of 2026 was $241 million compared to $369 million in the third quarter of 2025. The lower cash flow generated from operating activities in the third quarter of 2026 resulted mainly from the timing of sales and collections, partially offset by lower legal settlement payments.
During the third quarter of 2026, we generated free cash flow of $495 million, which we define as comprising: $241 million in cash flow generated from operating activities, $327 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $47 million of proceeds from the sale of businesses and long-lived assets, partially offset by $120 million in cash used for capital investments. During the third quarter of 2025, we generated free cash flow of $515 million, which we define as comprising: $369 million in cash flow generated from operating activities, $274 million in beneficial interest collected in exchange for securitized accounts receivables (under our EU securitization program) and $8 million of proceeds from the sale of businesses and long-lived assets, partially offset by $136 million in cash used for capital investments. The decrease in the third quarter of 2026 resulted mainly from lower cash flow generated from operating activities, as discussed above, partially offset by higher proceeds from the sale of businesses and long-lived assets.
Dividends
We have not paid dividends on our shares since December 2017.
Commitments
In addition to financing obligations under short-term debt and long-term senior notes and loans and debentures, our major contractual obligations and commercial commitments include leases, royalty payments, contingent payments pursuant to acquisition agreements, collaboration agreements, in-licensing agreements and funding agreements associated with R&D activities. For further information on these agreements see note 2 to our consolidated financial statements.
We are committed to paying royalties, subject to the terms of applicable agreements, to the owners of know-how, partners in alliances and certain other arrangements, and to parties that financed R&D activities at a wide range of rates as a percentage of sales of certain products, as defined in such agreements. In some cases, the royalty period is not defined under the applicable agreement; in other cases, royalties will be paid over various periods not exceeding 20 years.
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
Non-GAAP Net Income and Non-GAAP EPS Data
We present non-GAAP net income and non-GAAP earnings per share (“EPS”) as management believes that such data provide useful information to investors because they are used by management and our Board of Directors, in conjunction with other performance metrics, to evaluate our operational performance, to prepare and evaluate our work plans and annual budgets and ultimately to evaluate the performance of management, including annual compensation. While other qualitative factors and judgment also affect annual compensation, the principal quantitative elements in the determination of such compensation are performance targets tied to the work plan, which are based on these non-GAAP measures and other performance metrics.
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
In preparing our non-GAAP net income and non-GAAP EPS data, we exclude items that either have a non-recurring impact on our financial performance or which, in the judgment of our management, are items that, either as a result of their nature or size, could, were they not excluded, potentially cause investors to extrapolate future performance from an improper base that is not reflective of our underlying business performance. Certain of these items are also excluded because of the difficulty in predicting their timing and scope. The items excluded from our non-GAAP net income and non-GAAP EPS include:
•amortization of purchased intangible assets;
•certain legal settlements and material litigation fees and/or loss contingencies, due to the difficulty in predicting their timing and scope;
•impairments of long-lived assets, including intangibles, property, plant and equipment and goodwill;

•restructuring expenses, including severance, retention costs, contract cancellation costs and certain accelerated depreciation expenses primarily related to the rationalization of our plants or to certain other strategic activities, such as the realignment of R&D focus or other similar activities;
•acquisition- or divestment- related items, including loss (gain) on sale of businesses, changes in contingent consideration, integration costs, banker and other professional fees and inventory step-up;
•expenses related to our equity compensation;
•significant one-time financing costs, amortization of issuance costs and terminated derivative instruments, and marketable securities investment valuation gains/losses;
•unusual tax items;
•other awards or settlement amounts, either paid or received;
•other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, such as impacts due to significant costs for remediation of plants, or other unusual events; and
•corresponding tax effects of the foregoing items.

The following tables present our non-GAAP net income and non-GAAP EPS for the three and nine months ended September 30, 2026 and 2025, as well as reconciliations of each measure to their nearest GAAP equivalents:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions except per share amounts)	2026	2025	2026	2025
Net income (Loss) attributable to Teva	$233	$433	$26	$930
Increase (decrease) for excluded items:
Amortization of purchased intangible assets	139	144	415	436
Legal settlements and loss contingencies(1)	201	60	503	309
Impairment of long-lived assets(2)	228	79	350	255
Restructuring costs(3)	58	29	121	196
Equity compensation	38	34	121	106
Contingent consideration	2	16	25	46
Financial expenses(4)	235	7	256	58
Other non-GAAP items(5)	14	51	55	170
Corresponding tax effects and unusual tax items(6)	(134)	58	(216)	(225)
Non-GAAP net income attributable to Teva	$1,013	$910	$1,655	$2,281
Non-GAAP tax rate(7)	16.5%	14.7%	22.1%	16.0%
GAAP diluted earnings (loss) per share attributable to Teva	$0.20	$0.37	$0.02	$0.80
EPS difference(8)	0.66	0.41	1.38	1.16
Non-GAAP diluted EPS attributable to Teva(8)	$0.86	$0.78	$1.40	$1.97
Non-GAAP average number of shares (in millions)(8)	1,183	1,164	1,180	1,160
__________

(1)For the three months ended September 30, 2026, adjustments for legal settlements and loss contingencies mainly consisted of (a) an update to the estimated provision recorded in connection with one of the Company’s ongoing antitrust litigations in the amount of $133 million, and (b) an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments) in the amount of $35 million. For the nine months ended September 30, 2026, adjustments for legal settlements and loss contingencies mainly consisted of (a) an estimated provision recorded in connection with one of the Company’s ongoing antitrust litigations in the amount of $250 million, and (b) an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments) in the amount of $132 million. For the three and nine months ended September 30, 2025, adjustments of legal settlements and loss contingencies mainly consisted of (a) an update to the estimated settlement provision for the opioid cases (mainly the effect of the passage of time on the net present value of the discounted payments) in the amount of $42 million and $139 million, respectively, and (b) an update to the estimated provision recorded for the claims brought by attorneys general representing states and territories throughout the U.S. in the generic drug antitrust litigation in the amount of $55 million.
(2)The expense for the three and nine months ended September 30, 2026, mainly consisted of (a) impairment charges in connection with several manufacturing facilities in Europe in the amount of $140 million and $210 million, respectively, and (b) impairment charges in connection with the held for sale measurement of the API business (including its R&D, manufacturing and commercial activities), which includes an impact related to the expected gain from reclassification of currency translation adjustments in the amount of $49 million and $66 million, respectively. For the nine months ended

September 30, 2025, the adjustment for impairment of long-lived assets was mainly related to intangible assets in the U.S. and Europe.
(3)In the nine months ended September 30, 2026 and 2025, Teva recorded restructuring expenses of $121 million and $196 million, respectively, primarily related to optimization activities in connection with Teva’s Transformation Programs related to Teva’s global organization and operations mainly through headcount reduction.
(4)In the three and nine months ended September 30, 2026, Teva recorded $224 million of finance expenses related to a loss on extinguishment of debt.
(5)Other non-GAAP items include other exceptional items that we believe are sufficiently large that their exclusion is important to facilitate an understanding of trends in our financial results, primarily related to material litigation fees, rationalization of our plants, accelerated depreciation and other unusual events.
(6)Adjustments for corresponding tax effects and unusual tax items exclusively consisted of the tax impact directly attributable to the pre-tax items that are excluded from non-GAAP net income included in the other adjustments to this table.
(7)Non-GAAP tax rate is tax expenses (benefit) excluding the impact of non-GAAP tax adjustments presented above as a percentage of income (loss) before income taxes excluding the impact of non-GAAP adjustments presented above. Our non-GAAP tax rate in the nine months ended September 30, 2026 was mainly affected by an unfavorable tax impact of a non-deductible acquired IPR&D charge related to the acquisition of Emalex and its primary asset ecopipam (EBS-101), the generation of profits in various jurisdictions in which tax rates are different than the Israeli tax rate, and other infrequent or non-recurring items, such as internal legal entities reorganization.
(8)EPS difference and diluted non-GAAP EPS are calculated by dividing our non-GAAP net income attributable to Teva by our non-GAAP diluted weighted average number of shares.
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
After evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, Teva’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there was no change in Teva’s internal control over financial reporting that materially affected or is reasonably likely to materially affect Teva’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended September 30, 2026.
Repurchase of Shares
We did not repurchase any of our shares during the three months ended September 30, 2026. In April 2026, Teva’s Board of Directors instructed management to plan for a share repurchase program that may be implemented, subject to meeting applicable legal requirements. Under applicable Israeli corporate law, a share repurchase is considered a distribution and is subject to the applicable statutory tests and limitations, related to a company’s profits and solvency capabilities. Pursuant to a recent amendment in applicable corporate law regulations, companies whose shares are listed abroad (including dual-listed companies such as Teva), may benefit from certain relief with respect to the procedures to be taken in connection with share repurchases. Decisions regarding any future share repurchases will depend on certain factors, such as market conditions, share price and other opportunities to invest capital for growth in alignment with the Company’s Pivot to Growth strategy, and are subject to the approval by Teva’s Board of Directors.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2026, each of the following officers adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K). All trading plans are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Name and Title	Date	Expiration Date	Maximum Shares Subject to Plan (1)
Christine Fox, EVP, U.S. Commercial	August 4, 2026	November 21, 2026	63,492
Matthew Shields, EVP, Teva Global Operations	August 4, 2026	June 5, 2027	171,410
Dr. Eric Hughes, EVP, Global R&D and Chief Medical Officer	September 1, 2026	March 8, 2027	266,477
__________
(1) Certain plans include shares to be sold solely to cover tax withholding obligations.

ITEM 6.    EXHIBITS

4.1
Amendment No. 1 to Second Amended and Restated Deposit Agreement among Teva Pharmaceutical Industries Limited, Citibank, N.A., as depositary, and the holders from time to time of Shares (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 3, 2026)

4.2	Form of American Depositary Receipt (included in Exhibit 4.1)

4.3
Sixth Supplemental Senior Indenture, dated as of September 16, 2026, among Teva Pharmaceutical Finance Netherlands II B.V., Teva Pharmaceutical Industries Limited, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on September 16, 2026)

4.4	Form of 2033 Euro Notes (included in Exhibit 4.3)

4.5	Form of 2036 Euro Notes (included in Exhibit 4.3)

4.6
Sixth Supplemental Senior Indenture, dated as of September 16, 2026, among Teva Pharmaceutical Finance Netherlands III B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed with the SEC on September 16, 2026)

4.7	Form of 2034 USD Notes (included in Exhibit 4.6)

4.8	Form of 2037 USD Notes (included in Exhibit 4.6)

4.9
Second Supplemental Senior Indenture, dated as of September 16, 2026, among Teva Pharmaceutical Finance Netherlands IV B.V., Teva Pharmaceutical Industries Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed with the SEC on September 16, 2026)

4.10	Form of 2032 USD Notes (included in Exhibit 4.9)

10.1	Teva Pharmaceutical Industries Limited 2008 Employee Stock Purchase Plan for U.S. employees as Amended and Restated on July 28, 2026 *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVA PHARMACEUTICAL INDUSTRIES LIMITED

November 3, 2026	By:	/s/ Eli Kalif
	Name:	Eli Kalif
	Title:	Executive Vice President, Chief Financial Officer
(Duly Authorized Officer)